Form 10-Q
period 2019-09-30
FIRST HAWAIIAN, INC.
filed 2019-10-25
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large Accelerated Filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 130,977,395 shares of Common Stock, par value $0.01 per share, were outstanding as of October 17, 2019.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest income
Loans and lease financing	$144,691	$135,394	$435,980	$389,228
Available-for-sale securities	22,256	25,196	71,526	81,586
Other	3,234	3,462	9,054	7,193
Total interest income	170,181	164,052	516,560	478,007
Interest expense
Deposits	22,753	20,205	69,643	52,824
Short-term and long-term borrowings	4,347	2,589	13,134	2,850
Total interest expense	27,100	22,794	82,777	55,674
Net interest income	143,081	141,258	433,783	422,333
Provision for loan and lease losses	—	4,460	9,550	16,430
Net interest income after provision for loan and lease losses	143,081	136,798	424,233	405,903
Noninterest income
Service charges on deposit accounts	8,554	7,933	24,737	23,609
Credit and debit card fees	16,839	16,535	50,123	48,961
Other service charges and fees	8,903	9,578	27,435	28,553
Trust and investment services income	8,698	7,487	26,247	23,429
Bank-owned life insurance	5,743	3,692	12,946	8,131
Investment securities losses, net	—	—	(2,592)	—
Other	1,243	2,180	6,929	13,219
Total noninterest income	49,980	47,405	145,825	145,902
Noninterest expense
Salaries and employee benefits	44,955	41,959	132,000	125,755
Contracted services and professional fees	14,649	11,478	42,597	36,770
Occupancy	7,250	6,757	21,522	20,149
Equipment	4,024	4,181	12,852	13,104
Regulatory assessment and fees	1,992	3,966	5,588	12,164
Advertising and marketing	1,647	1,060	5,593	3,126
Card rewards program	6,930	5,805	21,326	17,882
Other	12,019	17,941	37,901	46,649
Total noninterest expense	93,466	93,147	279,379	275,599
Income before provision for income taxes	99,595	91,056	290,679	276,206
Provision for income taxes	25,396	23,668	74,123	71,807
Net income	$74,199	$67,388	$216,556	$204,399
Basic earnings per share	$0.56	$0.50	$1.62	$1.48
Diluted earnings per share	$0.56	$0.50	$1.61	$1.48
Basic weighted-average outstanding shares	132,583,902	135,466,669	133,957,192	137,643,005
Diluted weighted-average outstanding shares	132,877,769	135,675,498	134,231,762	137,809,573

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$74,199	$67,388	$216,556	$204,399
Other comprehensive income (loss), net of tax:
Net change in pensions and other benefits	—	—	(594)	—
Net change in investment securities	13,210	(22,420)	114,015	(89,236)
Net change in cash flow derivative hedges	—	131	—	988
Other comprehensive income (loss)	13,210	(22,289)	113,421	(88,248)
Total comprehensive income	$87,409	$45,099	$329,977	$116,151

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2019	2018
Assets
Cash and due from banks	$358,863	$396,836
Interest-bearing deposits in other banks	985,154	606,801
Investment securities	4,157,082	4,498,342
Loans held for sale	1,594	432
Loans and leases	12,843,396	13,076,191
Less: allowance for loan and lease losses	132,964	141,718
Net loans and leases	12,710,432	12,934,473

Premises and equipment, net	315,309	304,996
Other real estate owned and repossessed personal property	82	751
Accrued interest receivable	44,671	48,920
Bank-owned life insurance	453,410	446,076
Goodwill	995,492	995,492
Mortgage servicing rights	13,630	16,155
Other assets	562,501	446,404
Total assets	$20,598,220	$20,695,678
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,136,424	$11,142,127
Noninterest-bearing	5,720,822	6,007,941
Total deposits	16,857,246	17,150,068
Short-term borrowings	400,000	—
Long-term borrowings	200,018	600,026
Retirement benefits payable	128,442	127,909
Other liabilities	357,956	292,836
Total liabilities	17,943,662	18,170,839

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,908,699 / 131,260,900 as of September 30, 2019; issued/outstanding: 139,656,674 / 134,874,302 as of December 31, 2018)	1,399	1,397
Additional paid-in capital	2,501,324	2,495,853
Retained earnings	403,317	291,919
Accumulated other comprehensive loss, net	(18,774)	(132,195)
Treasury stock (8,647,799 shares as of September 30, 2019 and 4,782,372 shares as of December 31, 2018)	(232,708)	(132,135)
Total stockholders' equity	2,654,558	2,524,839
Total liabilities and stockholders' equity	$20,598,220	$20,695,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of June 30, 2019	133,508,212	$1,399	$2,499,946	$363,748	$(31,984)	$(173,668)	$2,659,441
Net income	—	—	—	74,199	—	—	74,199
Cash dividends declared ($0.26 per share)	—	—	—	(34,408)	—	—	(34,408)
Equity-based awards	41,980	—	1,378	(222)	—	(231)	925
Common stock repurchased	(2,289,292)	—	—	—	—	(58,809)	(58,809)
Other comprehensive income, net of tax	—	—	—	—	13,210	—	13,210
Balance as of September 30, 2019	131,260,900	$1,399	$2,501,324	$403,317	$(18,774)	$(232,708)	$2,654,558

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2018	134,874,302	$1,397	$2,495,853	$291,919	$(132,195)	$(132,135)	$2,524,839
Net income	—	—	—	216,556	—	—	216,556
Cash dividends declared ($0.78 per share)	—	—	—	(104,392)	—	—	(104,392)
Equity-based awards	185,736	2	5,471	(766)	—	(1,764)	2,943
Common stock repurchased	(3,799,138)	—	—	—	—	(98,809)	(98,809)
Other comprehensive income, net of tax	—	—	—	—	113,421	—	113,421
Balance as of September 30, 2019	131,260,900	$1,399	$2,501,324	$403,317	$(18,774)	$(232,708)	$2,654,558

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	Three Months Ended September 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of June 30, 2018	136,642,060	$1,396	$2,492,656	$229,615	$(182,410)	$(82,082)	$2,459,175
Net income	—	—	—	67,388	—	—	67,388
Cash dividends declared ($0.24 per share)	—	—	—	(32,370)	—	—	(32,370)
Equity-based awards	33,469	1	1,780	(170)	—	(53)	1,558
Common stock repurchased	(1,801,801)	—	—	—	—	(50,000)	(50,000)
Other comprehensive loss, net of tax	—	—	—	—	(22,289)	—	(22,289)
Balance as of September 30, 2018	134,873,728	$1,397	$2,494,436	$264,463	$(204,699)	$(132,135)	$2,423,462

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	204,399	—	—	204,399
Cash dividends declared ($0.72 per share)	—	—	—	(98,666)	—	—	(98,666)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	42,475	1	5,451	(515)	—	(53)	4,884
Common stock repurchased	(4,769,870)	—	—	—	—	(131,800)	(131,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(88,248)	—	(88,248)
Balance as of September 30, 2018	134,873,728	$1,397	$2,494,436	$264,463	$(204,699)	$(132,135)	$2,423,462

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$216,556	$204,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,550	16,430
Depreciation, amortization and accretion, net	49,976	41,893
Deferred income taxes	19,124	2,208
Stock-based compensation	4,707	4,884
Other losses (gains)	18	(897)
Originations of loans held for sale	(12,960)	(28,472)
Proceeds from sales of loans held for sale	11,856	28,614
Net losses (gains) on sales of loans originated for investment and held for sale	1,156	(148)
Net losses on investment securities	2,592	—
Change in assets and liabilities:
Net (increase) decrease in other assets	(46,083)	5,573
Net decrease in other liabilities	(85,425)	(8,973)
Net cash provided by operating activities	171,067	265,511
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	536,058	637,538
Proceeds from calls and sales	943,630	—
Purchases	(999,490)	(130,251)
Other investments:
Proceeds from sales	9,238	10,333
Purchases	(19,429)	(45,432)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	55,138	(171,306)
Proceeds from sales of loans originated for investment	407,698	562
Purchases of loans	(247,711)	(158,616)
Proceeds from bank-owned life insurance	5,612	1,154
Purchases of premises, equipment and software	(22,370)	(13,495)
Purchases of mortgage servicing rights	—	(6,444)
Proceeds from sales of other real estate owned	759	332
Other	(2,023)	(2,054)
Net cash provided by investing activities	667,110	122,321
Cash flows from financing activities
Net decrease in deposits	(292,822)	(922,849)
Net increase in short-term borrowings	—	30,000
Proceeds from long-term borrowings	—	400,000
Repayment of long-term borrowings	(10)	(10)
Dividends paid	(104,392)	(98,666)
Stock tendered for payment of withholding taxes	(1,764)	—
Proceeds from employee stock purchase plan	—	342
Common stock repurchased	(98,809)	(131,800)
Net cash used in financing activities	(497,797)	(722,983)
Net increase (decrease) in cash and cash equivalents	340,380	(335,151)
Cash and cash equivalents at beginning of period	1,003,637	1,034,644
Cash and cash equivalents at end of period	$1,344,017	$699,493

Supplemental disclosures
Interest paid	$80,886	$56,430
Income taxes paid, net of income tax refunds	69,173	29,204
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	75	143
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,401	—
Transfers from loans and leases to loans held for sale	408,912	—

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., other assets). The new guidance provided that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis was more representative of the pattern in which the entity expected to benefit from access to the hosted software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU No. 2018-15 on January 1, 2019 due to the Company’s shift towards utilizing more hosting arrangements that are service contracts. For the nine months ended September 30, 2019, the Company capitalized $6.3 million related to hosting arrangements that are service contracts.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this guidance requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses (“ACL”). CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. CECL also applies to off-balance sheet credit exposures, except for unconditionally cancellable commitments. In addition, this guidance modifies the other-than-temporary-impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. In April 2019, the FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. As it relates to CECL, this guidance amended certain provisions contained in ASU No. 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying that extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity’s determination of expected credit losses. As permitted by ASU No. 2016-13, the Company expects to elect the practical expedient to use the fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the ACL for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Furthermore, as permitted by ASU No. 2019-04, the Company expects to make accounting policy elections not to measure an ACL on accrued interest receivable, write-off accrued interest receivable by reversing interest income and to present accrued interest receivable separately from the related financial asset on the balance sheet.

The implementation of CECL will require significant operational changes, particularly in data collection and analysis. The Company formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s current processes. The Company also engaged a software vendor and has run several CECL parallel productions during 2019. Based on the Company’s portfolio balances and forecasted economic conditions as of September 30, 2019, management believes that the adoption of the CECL standard could result in an increase in the ACL of approximately 10% to 15%, as compared to the Company’s current reserve levels. The estimated impact of the implementation of the CECL standard is based on the current state of our end-to-end CECL process. However, certain processes are still under development, including refinement of certain models, the qualitative framework, internal control design, testing, model validation and the build-out of the operational control structure supporting the end-to-end process.

Federal banking regulatory agencies have also provided relief for an initial capital decrease at adoption by allowing for an election of the impact to be phased-in over three years on a straight-line basis. The change in the ACL to be recorded on January 1, 2020, may differ, possibly materially, from the Company’s current estimate due to further process refinement, as well as the loan portfolio composition quality at the adoption date, changes in the macroeconomic conditions and forecasts at that time, and additional accounting or supervisory guidance that may be issued prior to the effective date which could impact the Company’s practices for the sound application of the new standard.

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

2. Investment Securities

As of September 30, 2019 and December 31, 2018, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2019 and December 31, 2018, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$29,653	$85	$—	$29,738	$389,470	$—	$—	$389,470
Government agency debt securities	24,387	85	—	24,472	—	—	—	—
Government-sponsored enterprises debt securities	126,696	28	(75)	126,649	248,372	—	(6,778)	241,594
Government agency mortgage-backed securities	342,326	2,738	(1,159)	343,905	426,710	—	(15,174)	411,536
Government-sponsored enterprises mortgage-backed securities	366,346	6,831	(1,228)	371,949	156,056	85	(5,294)	150,847
Collateralized mortgage obligations:
Government agency	2,479,961	13,900	(7,337)	2,486,524	2,779,620	—	(97,171)	2,682,449
Government-sponsored enterprises	773,755	3,964	(3,874)	773,845	620,337	—	(17,745)	602,592
Debt securities issued by states and political subdivisions	—	—	—	—	19,854	—	—	19,854
Total available-for-sale securities	$4,143,124	$27,631	$(13,673)	$4,157,082	$4,640,419	$85	$(142,162)	$4,498,342

Proceeds from calls and sales of investment securities were $38.0 million and nil, respectively, for the three months ended September 30, 2019 and $38.0 million and $905.6 million, respectively, for the nine months ended September 30, 2019. Proceeds from both calls and sales of investment securities were nil for both the three and nine months ended September 30, 2018. The Company recorded no gross realized gains and no gross realized losses for the three months ended September 30, 2019 and gross realized gains of $0.1 million and gross realized losses of $2.7 million for the nine months ended September 30, 2019. The Company recorded no gross realized gains and no gross realized losses for the three and nine months ended September 30, 2018. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three months ended September 30, 2019. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was $0.7 million for the nine months ended September 30, 2019. No provision for income taxes related to net realized gains on the sale of investment securities was recorded for the three and nine months ended September 30, 2018. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $22.3 million and $25.1 million for the three months ended September 30, 2019 and 2018, respectively, and $71.5 million and $81.2 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income from non-taxable investment securities was nil and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and nil and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government-sponsored enterprises as of September 30, 2019, by contractual maturity, are shown below. Debt securities issued by government agencies, mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2019
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$29,653	$29,738
Due after one year through five years	126,696	126,649
Due after five years through ten years	—	—
Due after ten years	—	—
	156,349	156,387

Government agency debt securities	24,387	24,472
Government agency mortgage-backed securities	342,326	343,905
Government-sponsored enterprises mortgage-backed securities	366,346	371,949
Collateralized mortgage obligations:
Government agency	2,479,961	2,486,524
Government-sponsored enterprises	773,755	773,845
Total collateralized mortgage obligations	3,253,716	3,260,369
Total available-for-sale securities	$4,143,124	$4,157,082

At September 30, 2019, pledged securities totaled $2.0 billion, of which $1.8 billion was pledged to secure public deposits and $239.1 million was pledged to secure other financial transactions. At December 31, 2018, pledged securities totaled $2.0 billion, of which $1.7 billion was pledged to secure public deposits and $232.7 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of September 30, 2019 and December 31, 2018.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 90 and 154 individual securities in each category have been in a continuous loss position as of September 30, 2019 and December 31, 2018, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$(75)	$24,917	$—	$—	$(75)	$24,917
Government agency mortgage-backed securities	—	—	(1,159)	115,069	(1,159)	115,069
Government-sponsored enterprises mortgage-backed securities	—	—	(1,228)	115,456	(1,228)	115,456
Collateralized mortgage obligations:
Government agency	(820)	407,961	(6,517)	652,211	(7,337)	1,060,172
Government-sponsored enterprises	(161)	107,250	(3,713)	226,823	(3,874)	334,073
Total available-for-sale securities with unrealized losses	$(1,056)	$540,128	$(12,617)	$1,109,559	$(13,673)	$1,649,687

	Time in Continuous Loss as of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$—	$—	$(6,778)	$157,939	$(6,778)	$157,939
Government agency mortgage-backed securities	—	—	(15,174)	373,891	(15,174)	373,891
Government-sponsored enterprises mortgage-backed securities	(1)	172	(5,293)	125,869	(5,294)	126,041
Collateralized mortgage obligations:
Government agency	—	—	(97,171)	2,475,532	(97,171)	2,475,532
Government-sponsored enterprises	—	—	(17,745)	486,175	(17,745)	486,175
Total available-for-sale securities with unrealized losses	$(1)	$172	$(142,161)	$3,619,406	$(142,162)	$3,619,578

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The decline in value is not related to any issuer- or industry-specific credit event. At September 30, 2019, the Company did not have the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company has the intent and ability to hold securities in an unrealized loss position, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2018, the Company had the intent to sell 48 securities with an aggregated amortized cost basis of $898.2 million. As a result, the Company recorded an OTTI write-down of $24.1 million in December 2018. The OTTI write-down represented the difference between the amortized cost basis and the fair value of the securities as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million.

Visa Class B Restricted Shares

In 2008, the Company received 394,000 Visa Class B restricted shares as part of Visa’s IPO. Visa Class B restricted shares are not currently convertible to publicly traded Visa Class A common shares, and only transferable in limited circumstances, until the settlement of certain litigation which are indemnified by Visa members, including the Company. As there are existing transfer restrictions and the outcome of the aforementioned litigation is uncertain, these shares were included in the consolidated balance sheets at their historical cost of $0.

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298, effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate.  On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. As of September 30, 2019, the Company recorded an estimated $0.3 million liability to be paid to the buyer as a result of the reduction in the Visa Class B conversion rate. See “Note 12. Derivative Financial Instruments” for more information.

The Company held approximately 120,000 Visa Class B restricted shares as of both September 30, 2019 and December 31, 2018. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of September 30, 2019 and December 31, 2018, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,654,077	$3,208,760
Commercial real estate	3,309,389	2,990,783
Construction	486,977	626,757
Residential:
Residential mortgage	3,671,424	3,527,101
Home equity line	916,106	912,517
Total residential	4,587,530	4,439,618
Consumer	1,637,549	1,662,504
Lease financing	167,874	147,769
Total loans and leases	$12,843,396	$13,076,191

Outstanding loan balances are reported net of net deferred loan costs of $41.2 million and $36.3 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer and commercial and industrial loans totaling $675.3 million were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2018, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $957.0 million were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.6 million at both September 30, 2019 and December 31, 2018.

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

At September 30, 2019 and December 31, 2018, remaining loan and lease commitments were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,452,918	$2,484,857
Commercial real estate	126,033	114,186
Construction	627,675	526,938
Residential:
Residential mortgage	327	121
Home equity line	1,045,455	913,636
Total residential	1,045,782	913,757
Consumer	1,561,670	1,509,853
Total loan and lease commitments	$5,814,078	$5,549,591

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

The Allowance was comprised of the following for the periods indicated:

	Three Months Ended September 30, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$31,688	$22,204	$5,014	$446	$43,420	$33,638	$2,125	$138,535
Charge-offs	(514)	—	—	—	(7)	(8,015)	—	(8,536)
Recoveries	241	30	—	—	425	2,269	—	2,965
Increase (decrease) in Provision	(4,098)	(358)	(361)	(54)	241	5,838	(1,208)	—
Balance at end of period	$27,317	$21,876	$4,653	$392	$44,079	$33,730	$917	$132,964

	Nine Months Ended September 30, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	(2,514)	—	—	(24)	(7)	(24,118)	—	(26,663)
Recoveries	303	93	—	—	860	7,103	—	8,359
Increase (decrease) in Provision	(4,973)	2,058	(1,160)	(16)	(1,680)	14,932	389	9,550
Balance at end of period	$27,317	$21,876	$4,653	$392	$44,079	$33,730	$917	$132,964

	Three Months Ended September 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$35,239	$20,507	$7,606	$557	$43,925	$31,509	$1,258	$140,601
Charge-offs	(303)	—	—	—	(125)	(5,700)	—	(6,128)
Recoveries	51	21	—	—	442	1,803	—	2,317
Increase (decrease) in Provision	(1,551)	286	(1,388)	(29)	147	6,381	614	4,460
Balance at end of period	$33,436	$20,814	$6,218	$528	$44,389	$33,993	$1,872	$141,250

	Nine Months Ended September 30, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of period	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(778)	—	—	—	(159)	(18,615)	—	(19,552)
Recoveries	154	175	—	—	684	6,106	—	7,119
Increase (decrease) in Provision	54	2,595	(599)	(83)	1,012	15,253	(1,802)	16,430
Balance at end of period	$33,436	$20,814	$6,218	$528	$44,389	$33,993	$1,872	$141,250

The disaggregation of the Allowance and recorded investment in loans by impairment methodology as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$106	$25	$—	$—	$284	$—	$—	$415
Collectively evaluated for impairment	27,211	21,851	4,653	392	43,795	33,730	917	132,549
Balance at end of period	$27,317	$21,876	$4,653	$392	$44,079	$33,730	$917	$132,964
Loans and leases:
Individually evaluated for impairment	$8,239	$3,577	$—	$—	$14,539	$200	$—	$26,555
Collectively evaluated for impairment	2,645,838	3,305,812	486,977	167,874	4,572,991	1,637,349	—	12,816,841
Balance at end of period	$2,654,077	$3,309,389	$486,977	$167,874	$4,587,530	$1,637,549	$—	$12,843,396

	December 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$108	$32	$—	$—	$396	$—	$—	$536
Collectively evaluated for impairment	34,393	19,693	5,813	432	44,510	35,813	528	141,182
Balance at end of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Loans and leases:
Individually evaluated for impairment	$8,719	$5,743	$—	$—	$16,114	$—	$—	$30,576
Collectively evaluated for impairment	3,200,041	2,985,040	626,757	147,769	4,423,504	1,662,504	—	13,045,615
Balance at end of period	$3,208,760	$2,990,783	$626,757	$147,769	$4,439,618	$1,662,504	$—	$13,076,191

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

The credit risk profiles by internally assigned grade for loans and leases as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,498,746	$3,139,428	$483,535	$166,880	$6,288,589
Special mention	119,553	125,082	308	878	245,821
Substandard	35,778	44,879	3,134	116	83,907
Total	$2,654,077	$3,309,389	$486,977	$167,874	$6,618,317

	December 31, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,069,546	$2,876,907	$625,607	$146,356	$6,718,416
Special mention	57,012	91,298	200	1,223	149,733
Substandard	82,010	22,578	950	190	105,728
Doubtful	192	—	—	—	192
Total	$3,208,760	$2,990,783	$626,757	$147,769	$6,974,069

There were no loans and leases graded as Loss as of September 30, 2019 and December 31, 2018.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,663,274	$910,032	$230,849	$1,029,124	$343,814	$6,177,093
Non-performing and delinquent	8,150	6,074	6,032	22,242	5,488	47,986
Total	$3,671,424	$916,106	$236,881	$1,051,366	$349,302	$6,225,079

	December 31, 2018
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,519,172	$903,284	$234,458	$1,044,393	$339,162	$6,040,469
Non-performing and delinquent	7,929	9,233	5,448	33,739	5,304	61,653
Total	$3,527,101	$912,517	$239,906	$1,078,132	$344,466	$6,102,122

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

The aging analyses of past due loans and leases as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,426	$1,204	$750	$3,380	$2,650,685	$2,654,065	$12	$2,654,077
Commercial real estate	699	80	—	779	3,308,577	3,309,356	33	3,309,389
Construction	—	3,169	—	3,169	483,808	486,977	—	486,977
Lease financing	—	—	—	—	167,874	167,874	—	167,874
Residential mortgage	2,499	1,553	139	4,191	3,663,274	3,667,465	3,959	3,671,424
Home equity line	1,933	949	3,192	6,074	910,032	916,106	—	916,106
Consumer	24,375	6,111	3,076	33,562	1,603,787	1,637,349	200	1,637,549
Total	$30,932	$13,066	$7,157	$51,155	$12,788,037	$12,839,192	$4,204	$12,843,396

	December 31, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,293	$—	$141	$1,434	$3,207,052	$3,208,486	$274	$3,208,760
Commercial real estate	—	—	—	—	2,989,125	2,989,125	1,658	2,990,783
Construction	91	—	—	91	626,666	626,757	—	626,757
Lease financing	47	—	—	47	147,722	147,769	—	147,769
Residential mortgage	2,274	1,012	32	3,318	3,519,172	3,522,490	4,611	3,527,101
Home equity line	5,616	775	2,842	9,233	903,284	912,517	—	912,517
Consumer	32,406	8,712	3,373	44,491	1,618,013	1,662,504	—	1,662,504
Total	$41,727	$10,499	$6,388	$58,614	$13,011,034	$13,069,648	$6,543	$13,076,191

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,498	$2,510	$—
Commercial real estate	2,876	2,876	—
Residential mortgage	8,454	8,519	—
Consumer	200	632	—
Total	$14,028	$14,537	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,741	$5,741	$106
Commercial real estate	701	701	25
Residential mortgage	6,085	6,471	284
Total	$12,527	$12,913	$415
Total impaired loans:
Commercial and industrial	$8,239	$8,251	$106
Commercial real estate	3,577	3,577	25
Residential mortgage	14,539	14,990	284
Consumer	200	632	—
Total	$26,555	$27,450	$415

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,449	$4,498	$—
Commercial real estate	5,016	5,016	—
Residential mortgage	9,112	9,426	—
Total	$18,577	$18,940	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,270	$4,270	$108
Commercial real estate	727	727	32
Residential mortgage	7,002	7,387	396
Total	$11,999	$12,384	$536
Total impaired loans:
Commercial and industrial	$8,719	$8,768	$108
Commercial real estate	5,743	5,743	32
Residential mortgage	16,114	16,813	396
Total	$30,576	$31,324	$536

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,888	$38	$3,653	$123
Commercial real estate	2,946	38	3,524	250
Residential mortgage	8,065	88	8,365	280
Consumer	100	—	50	—
Total	$14,999	$164	$15,592	$653
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,673	$94	$5,325	$301
Commercial real estate	706	10	714	30
Residential mortgage	6,608	98	6,882	297
Total	$11,987	$202	$12,921	$628
Total impaired loans:
Commercial and industrial	$8,561	$132	$8,978	$424
Commercial real estate	3,652	48	4,238	280
Residential mortgage	14,673	186	15,247	577
Consumer	100	—	50	—
Total	$26,986	$366	$28,513	$1,281

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$8,830	$38	$13,149	$141
Commercial real estate	7,671	47	8,587	116
Construction	2,120	12	1,560	12
Residential mortgage	10,069	132	9,416	399
Total	$28,690	$229	$32,712	$668
Impaired loans with a related allowance recorded:
Commercial and industrial	$5,605	$136	$2,875	$402
Commercial real estate	1,106	17	996	51
Residential mortgage	7,238	77	7,461	248
Total	$13,949	$230	$11,332	$701
Total impaired loans:
Commercial and industrial	$14,435	$174	$16,024	$543
Commercial real estate	8,777	64	9,583	167
Construction	2,120	12	1,560	12
Residential mortgage	17,307	209	16,877	647
Total	$42,639	$459	$44,044	$1,369

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	4	$588	$26
Residential mortgage	1	609	—	2	957	13
Total	1	$609	$—	6	$1,545	$39
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$450	$12
Residential mortgage	3	883	30	3	883	30
Total	3	$883	$30	4	$1,333	$42
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.0 billion and $5.8 billion as of September 30, 2019 and December 31, 2018. Of the $6.0 billion at September 30, 2019, there were commitments of $1.3 million related to borrowers who had loan terms modified in a TDR. Of the $5.8 billion at December 31, 2018, there were commitments of $1.8 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019		September 30, 2018		September 30, 2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	2	$588	4	$588	—	$—	2	$254
Residential mortgage(3)	—	—	1	348	—	—	—	—
Total	2	$588	5	$936	—	$—	2	$254
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	For the three and nine months ended September 30, 2019, the commercial and industrial loans that subsequently defaulted were temporarily modified to interest-only payments. For the nine months ended September 30, 2018, the maturity dates for the commercial and industrial loans that subsequently defaulted were extended.
(3)	For the nine months ended September 30, 2019, the maturity date for the residential mortgage loan that subsequently defaulted was extended.

Foreclosure Proceedings

There was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of both September 30, 2019 and December 31, 2018.

Foreclosed Property

Residential real estate property held from one foreclosed residential mortgage included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheet was $0.1 million as of September 30, 2019. Residential real estate properties held from one foreclosed residential mortgage loan and one foreclosed home equity line included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets were $0.8 million as of December 31, 2018.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.4 billion and $2.7 billion as of September 30, 2019 and December 31, 2018, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.6 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $1.0 million for both the three months ended September 30, 2019 and 2018, and $2.6 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,467
One to two years	2,048
Two to three years	1,693
Three to four years	1,403
Four to five years	1,172

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Gross carrying amount	$63,401	$63,342
Less: accumulated amortization	49,771	47,187
Net carrying value	$13,630	$16,155

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$14,573	$17,660	$16,155	$13,196
Originations	35	233	59	262
Purchases	—	—	—	6,444
Amortization	(978)	(956)	(2,584)	(2,965)
Balance at end of period	$13,630	$16,937	$13,630	$16,937
Fair value of amortized MSRs at beginning of period	$23,398	$28,344	$27,662	$21,697
Fair value of amortized MSRs at end of period	$19,678	$27,945	$19,678	$27,945

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the nine months ended September 30, 2019 and 2018.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	12.41%	-	21.77%	12.61%	7.86%	-	19.26%	8.31%
Life in years (of the MSR)	2.13	-	5.79	5.51	3.43	-	7.68	7.19
Weighted-average coupon rate	3.97%	-	7.31%	4.02%	3.97%	-	6.70%	4.02%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.02%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Public deposits	$1,775,871	$1,749,726
Federal Home Loan Bank	2,858,513	2,497,030
Federal Reserve Bank	675,347	957,017
ACH transactions	151,014	150,903
Interest rate swaps	47,129	28,843
Total	$5,507,874	$5,383,519

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of September 30, 2019 and December 31, 2018. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2019 and December 31, 2018, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
U.S.:
Interest-bearing	$10,352,703	$10,393,449
Noninterest-bearing	5,067,812	5,368,729
Foreign:
Interest-bearing	783,721	748,678
Noninterest-bearing	653,010	639,212
Total deposits	$16,857,246	$17,150,068

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2019:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$241,794	$548,437	$790,231
Over three through six months	219,641	615,730	835,371
Over six through twelve months	353,128	241,884	595,012
One to two years	110,732	58,906	169,638
Two to three years	117,527	56,303	173,830
Three to four years	51,400	13,113	64,513
Four to five years	69,740	9,224	78,964
Thereafter	34	—	34
Total	$1,163,996	$1,543,597	$2,707,593

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.5 billion and $1.9 billion as of September 30, 2019 and December 31, 2018, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.0 million and $2.4 million as of September 30, 2019 and December 31, 2018, respectively.

8. Short-Term Borrowings

At September 30, 2019 and December 31, 2018, short-term borrowings were comprised of the following:

(dollars in thousands)	September 30, 2019	December 31, 2018
Short-term FHLB fixed-rate advances(1)	$400,000	$—
Total short-term borrowings	$400,000	$—
(1)	Interest is payable monthly.

As of September 30, 2019, the Company’s short-term borrowings included $400.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 2.84% and maturity dates in 2020. The short-term FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. See “Note 6. Transfers of Financial Assets” for more information.

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Finance lease	$18	$26
FHLB fixed-rate advances(1)	200,000	600,000
Total long-term borrowings	$200,018	$600,026
(1)	Interest is payable monthly.

As of September 30, 2019 and December 31, 2018, the Company’s long-term borrowings included $200.0 million and $600.0 million, respectively, in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of September 30, 2019 and December 31, 2018, the available remaining borrowing capacity with the FHLB was $1.6 billion and $1.3 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2019 and December 31, 2018. See “Note 6. Transfers of Financial Assets” for more information.

As of September 30, 2019 and December 31, 2018, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

As of September 30, 2019, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2019	$—
2020	9
2021	9
2022	—
2023(1)	100,000
Thereafter(2)	100,000
Total	$200,018
(1)	FHLB fixed-rate advance callable on December 4, 2020 with an interest rate of 2.80%.
(2)	FHLB fixed-rate advance callable on January 15, 2021 with an interest rate of 2.65%.

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

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2019	$(43,772)	$11,788	$(31,984)
Three months ended September 30, 2019
Investment securities:
Unrealized net gains arising during the period	18,079	(4,869)	13,210
Net change in investment securities	18,079	(4,869)	13,210
Other comprehensive income	18,079	(4,869)	13,210
Accumulated other comprehensive loss at September 30, 2019	$(25,693)	$6,919	$(18,774)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Nine months ended September 30, 2019
Pension and other benefits:
Net actuarial losses arising during the period	(813)	219	(594)
Net change in pension and other benefits	(813)	219	(594)
Investment securities:
Unrealized net gains arising during the period	153,443	(41,322)	112,121
Reclassification of net losses to net income:
Investment securities losses, net	2,592	(698)	1,894
Net change in investment securities	156,035	(42,020)	114,015
Other comprehensive income	155,222	(41,801)	113,421
Accumulated other comprehensive loss at September 30, 2019	$(25,693)	$6,919	$(18,774)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2018	$(249,648)	$67,238	$(182,410)
Three months ended September 30, 2018
Investment securities:
Unrealized net losses arising during the period	(30,682)	8,262	(22,420)
Net change in investment securities	(30,682)	8,262	(22,420)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	178	(47)	131
Net change in cash flow derivative hedges	178	(47)	131
Other comprehensive loss	(30,504)	8,215	(22,289)
Accumulated other comprehensive loss at September 30, 2018	$(280,152)	$75,453	$(204,699)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Nine months ended September 30, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Investment securities:
Unrealized net losses arising during the period	(122,070)	32,834	(89,236)
Net change in investment securities	(122,070)	32,834	(89,236)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the period	1,341	(353)	988
Net change in cash flow derivative hedges	1,341	(353)	988
Other comprehensive loss	(120,729)	32,481	(88,248)
Accumulated other comprehensive loss at September 30, 2018	$(280,152)	$75,453	$(204,699)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions			Accumulated
	and			Other
	Other	Investment	Cash Flow	Comprehensive
(dollars in thousands)	Benefits	Securities	Derivative Hedges	Income (Loss)
Three Months Ended September 30, 2019
Balance at beginning of period	$(28,973)	$(3,011)	$—	$(31,984)
Other comprehensive income	—	13,210	—	13,210
Balance at end of period	$(28,973)	$10,199	$—	$(18,774)

Nine Months Ended September 30, 2019
Balance at beginning of period	$(28,379)	$(103,816)	$—	$(132,195)
Other comprehensive (loss) income	(594)	114,015	—	113,421
Balance at end of period	$(28,973)	$10,199	$—	$(18,774)

Three Months Ended September 30, 2018
Balance at beginning of period	$(31,339)	$(156,373)	$5,302	$(182,410)
Other comprehensive loss	—	(22,420)	131	(22,289)
Balance at end of period	$(31,339)	$(178,793)	$5,433	$(204,699)

Nine Months Ended September 30, 2018
Balance at beginning of period	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive loss	—	(89,236)	988	(88,248)
Balance at end of period	$(31,339)	$(178,793)	$5,433	$(204,699)

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

The table below sets forth those ratios at September 30, 2019 and December 31, 2018:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,677,840	12.15%	$1,662,785	12.04%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,677,840	12.15%	1,662,785	12.04%	6.00%	8.00%
Total capital to risk-weighted assets	1,811,404	13.11%	1,796,349	13.00%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,677,840	8.68%	1,662,785	8.61%	4.00%	5.00%

December 31, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,661,542	11.97%	$1,658,172	11.94%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,661,542	11.97%	1,658,172	11.94%	6.00%	8.00%
Total capital to risk-weighted assets	1,803,860	12.99%	1,800,490	12.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,661,542	8.72%	1,658,172	8.70%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As a result the Company and the Bank are effectively required to maintain minimum ratios of (i) 7% CET1 capital to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2019, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2019, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$23,545	$—	$(927)	$41,317	$31	$(44)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,749,924	85,883	—	2,269,247	12,305	(12,007)
Funding swap	69,378	—	(584)	62,039	—	(2,607)
Foreign exchange contracts	2,514	—	(31)	1,191	—	(34)
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $11.9 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively.

In 2017 and 2018, each of the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments for derivative contracts that are referred to as settled-to-market (“STM”) as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME and LCH variation margins as settlements, which treatment has resulted in a decrease in the Company’s cash collateral, and a corresponding decrease in the Company’s derivative asset and liability. As of September 30, 2019 and December 31, 2018, the CME variation margin was $1.3 million and $0.5 million, respectively. As of September 30, 2019 and December 31, 2018 the LCH variation margin was $84.6 million and $0.6 million, respectively.

As of September 30, 2019, the Company pledged $29.7 million in financial instruments and $17.4 million in cash as collateral for interest rate swaps. As of December 31, 2018, the Company pledged $26.2 million in financial instruments and $2.6 million in cash as collateral for interest rate swaps. As of September 30, 2019 and December 31, 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At September 30, 2019, the Company carried one interest rate swap with a notional amount of $23.5 million with a negative fair value of $0.9 million that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023. At December 31, 2018, the Company carried interest rate swaps with notional amounts totaling $41.3 million with a positive fair value of nil and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2019 and 2018:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2019	2018	2019	2018
Gains (losses) on fair value hedging relationships recognized in interest income(1):
Recognized on interest rate swap	Loans and lease financing	$(151)	$—	$(917)	$—
Recognized on hedged item	Loans and lease financing	255	—	944	—

Gains (losses) on fair value hedging relationships recognized in noninterest income(2):
Recognized on interest rate swap	Other	$—	$273	$—	$1,231
Recognized on hedged item	Other	—	(261)	—	(1,348)
(1)	In connection with the adoption of ASU 2017-12, beginning January 1, 2019, gain (loss) amounts for the interest rate swap qualifying as fair value hedging and the hedged item are included in interest income from loans and lease financing.
(2)	Prior to January 1, 2019, gain (loss) amounts for the interest rate swaps qualifying as fair value hedging and the hedged items were included in other noninterest income.

As of September 30, 2019 and December 31, 2018, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$24,797	$42,496	$1,226	$293

Cash Flow Hedges

During 2018, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The swaps matured in December 2018. As of September 30, 2019 and December 31, 2018, the Company held no cash flow hedges. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $0.2 million and $1.1 million during the three and nine months ended September 30, 2018, respectively.

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

The interest rate swaps were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. There were no recognized expenses related to the ineffective portion of the change in fair value of derivatives designated as a cash flow hedge during the three and nine months ended September 30, 2018.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2018
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$178	$1,341

There were no gains or losses reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2018.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

	Net gains (losses) recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2019	2018	2019	2018
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$112	$16	$744
Funding swap	Other noninterest income	(417)	(43)	(659)	(123)
Foreign exchange contracts	Other noninterest income	30	34	29	(58)

As of September 30, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.7 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $85.9 million and a negative fair value of nil. The Company received 1-month LIBOR and paid fixed rates ranging from 2.02% to 8.73%. The swaps mature between November 2019 and January 2039. As of December 31, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.3 billion, including $2.2 billion related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.0 million. The Company received 1-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and nil and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.9 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.8 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest rate swaps related to the program had asset fair values of $85.9 million and $12.3 million as of September 30, 2019 and December 31, 2018, respectively, and liability fair values of nil and $11.2 million as of September 30, 2019 and December 31, 2018, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. As of September 30, 2019, the Company recorded an estimated $0.3 million liability to be paid to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $0.6 million and $2.6 million was included in the unaudited interim consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 18. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the nine months ended September 30, 2019 and 2018.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $5.1 million and $0.8 million at September 30, 2019 and December 31, 2018, respectively, for which we posted $5.5 million and $0.5 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2019 and December 31, 2018, we may have been required to settle the contracts in an amount equal to their fair value.

13. Commitments and Contingent Liabilities

Contingencies

In January 2017, a putative class action lawsuit was filed by a Bank customer alleging that FHB improperly charged an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction was authorized but not at the time the transaction was presented for payment, and that this practice constituted an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constituted a usurious interest charge and an unfair and deceptive trade practice. In October 2018, the parties reached an agreement in principle to resolve this class action lawsuit. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the three months ended September 30, 2018. In August 2019, the Court approved the settlement agreement executed by the parties, pursuant to which the Company funded a $4.1 million settlement account.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $100.6 million and $92.3 million at September 30, 2019 and December 31, 2018, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $9.2 million and $17.3 million as of September 30, 2019 and December 31, 2018, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2019 have maturities ranging from October 2019 to May 2022. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,814,078	$5,549,591
Standby letters of credit	183,992	204,324
Commercial letters of credit	5,024	7,535

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$111,529	$29,359	$2,193	$143,081

Service charges on deposit accounts	8,073	3	478	8,554
Credit and debit card fees	—	14,623	1,718	16,341
Other service charges and fees	5,155	306	537	5,998
Trust and investment services income	8,698	—	—	8,698
Other	138	726	191	1,055
Not in scope of Topic 606(1)	2,185	1,488	5,661	9,334
Total noninterest income	24,249	17,146	8,585	49,980
Total revenue	$135,778	$46,505	$10,778	$193,061

	Nine Months Ended September 30, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$339,559	$85,920	$8,304	$433,783

Service charges on deposit accounts	23,051	9	1,677	24,737
Credit and debit card fees	—	43,564	5,135	48,699
Other service charges and fees	15,429	1,543	1,659	18,631
Trust and investment services income	26,247	—	—	26,247
Other	493	2,996	729	4,218
Not in scope of Topic 606(1)	6,887	5,533	10,873	23,293
Total noninterest income	72,107	53,645	20,073	145,825
Total revenue	$411,666	$139,565	$28,377	$579,608
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended September 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$111,804	$29,639	$(185)	$141,258

Service charges on deposit accounts	7,494	4	435	7,933
Credit and debit card fees	—	19,602	1,783	21,385
Other service charges and fees	5,161	1,063	374	6,598
Trust and investment services income	7,487	—	—	7,487
Other	134	1,427	255	1,816
Not in scope of Topic 606(1)	2,400	(4,295)	4,081	2,186
Total noninterest income	22,676	17,801	6,928	47,405
Total revenue	$134,480	$47,440	$6,743	$188,663

	Nine Months Ended September 30, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$332,731	$86,320	$3,282	$422,333

Service charges on deposit accounts	22,077	11	1,521	23,609
Credit and debit card fees	—	58,409	5,380	63,789
Other service charges and fees	15,004	2,997	1,527	19,528
Trust and investment services income	23,429	—	—	23,429
Other	430	5,224	924	6,578
Not in scope of Topic 606(1)	6,626	(7,377)	9,720	8,969
Total noninterest income	67,566	59,264	19,072	145,902
Total revenue	$400,297	$145,584	$22,354	$568,235
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three and nine months ended September 30, 2019 and 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of September 30, 2019 and December 31, 2018, the Company had contract liabilities of $2.0 million and $2.6 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2019 and 2018, the Company’s recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.6 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2019 and December 31, 2018, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2019 and December 31, 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three and nine months ended September 30, 2019 and 2018, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2019 and 2018, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$74,199	$67,388	$216,556	$204,399

Denominator:
Basic: weighted-average shares outstanding	132,583,902	135,466,669	133,957,192	137,643,005
Add: weighted-average equity-based awards	293,867	208,829	274,570	166,568
Diluted: weighted-average shares outstanding	132,877,769	135,675,498	134,231,762	137,809,573

Basic earnings per share	$0.56	$0.50	$1.62	$1.48
Diluted earnings per share	$0.56	$0.50	$1.61	$1.48

16. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 44 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

The Company’s branch premises leases typically require that the Company is responsible to pay for variable lease expense, primarily maintenance expense, as well as real property taxes, property insurance and sales taxes. Maintenance expense is paid to maintain common areas and covers costs including landscaping, cleaning and general maintenance.

Such variable costs are typically re-evaluated by the landlord on an annual basis and are charged to the Company based on the portion of the total building premises that is occupied by the Company.

The Company subleases certain premises and real estate to third parties. The sublease portfolio consists of operating leases for space connected with three of the Company’s branch properties.

The components of the Company’s net lease expense for the three and nine months ended September 30, 2019 were as follows:

(dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$2,284	$6,887
Short-term lease expense	111	365
Variable lease expense	795	1,842
Finance lease expense:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	1
Total finance lease expense	1	3
Less: Sublease income	(268)	(766)
Net lease expense	$2,923	$8,331

Other information related to the Company’s lease liabilities as of and for the nine months ended September 30, 2019 was as follows:

(dollars in thousands)	Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,166
Operating cash flows paid for finance leases	89
Financing cash flows paid for finance leases	10
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,401
Weighted Average Remaining Lease Term
Operating leases (years)	15.6
Finance leases (years)	2.8
Weighted Average Discount Rate
Operating leases	3.34%
Finance leases	6.78%

Operating lease right-of-use assets were $46.1 million and finance lease right-of-use assets were not material as of September 30, 2019. Operating lease right-of-use assets and finance lease right-of use assets were recorded as a component of other assets and premises and equipment, respectively, as of September 30, 2019. Operating lease liabilities were $45.6 million and finance lease liabilities were not material as of September 30, 2019. Operating lease liabilities and finance lease liabilities were recorded as a component of other liabilities and long-term borrowings, respectively, as of September 30, 2019.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability as of January 1, 2019.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of September 30, 2019:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$1,635
2020	8,799
2021	8,107
2022	5,477
2023	2,964
Thereafter	34,948
Total future minimum lease payments	61,930
Less: Imputed interest	(16,289)
Total	$45,641

The following table presents future minimum rental payments under operating leases with terms in excess of one year as of December 31, 2018 presented in accordance with Topic 840, “Leases”:

	Operating	Less	Net Operating
	Lease	Sublease	Lease
(dollars in thousands)	Payments	Income	Payments
Year ending December 31:
2019	$8,780	$903	$7,877
2020	8,668	903	7,765
2021	7,961	892	7,069
2022	5,101	—	5,101
2023	2,632	—	2,632
Thereafter	34,638	—	34,638
Total future minimum lease payments	$67,780	$2,698	$65,082

The Company has several operating leases with related parties associated with its branch premises. The lease payments to related parties were $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. The future minimum rental payments due to related parties are not material (remainder of 2019), $0.3 million (2020), $0.3 million (2021), $0.2 million (2022), $0.2 million (2023), and $7.5 million thereafter.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. The cost and accumulated depreciation related to leased properties were $288.8 million and $139.3 million, respectively, as of September 30, 2019, and $289.2 million and $133.7 million, respectively, as of December 31, 2018. Terms of such leases, including renewal options, may be extended for up to ten years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $1.5 million and $4.4 million for the three and nine months ended September 30, 2019, respectively. In addition, the Company recognized $1.4 million and $4.0 million of lease income related to variable lease payments for the three and nine months ended September 30, 2019, respectively.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for the three and nine months ended September 30, 2019 was $0.1 million and $0.3 million, respectively. The future minimum rental income from related parties as of September 30, 2019 was not material.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of September 30, 2019:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$1,491
2020	5,997
2021	5,989
2022	4,268
2023	3,343
Thereafter	8,132
Total	$29,220

17. Benefit Plans

The Company sponsors an unfunded supplemental executive retirement plan (“SERP”) for certain key executives. In March 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP, which became effective on July 1, 2019. As a result of the amendment, since the effective date, there have not been any, and there will be no, new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP.

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2019 and 2018:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2019	2018	2019	2018
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$18	$174	$160	$80
Interest cost	Other noninterest expense	2,044	1,840	203	293
Expected return on plan assets	Other noninterest expense	(1,195)	(1,318)	—	—
Prior service credit	Other noninterest expense	—	—	(107)	(108)
Recognized net actuarial loss (gain)	Other noninterest expense	1,564	1,829	(76)	—
Total net periodic benefit cost		$2,431	$2,525	$180	$265

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$52	$522	$478	$505
Interest cost	Other noninterest expense	6,132	5,429	615	662
Expected return on plan assets	Other noninterest expense	(3,585)	(3,797)	—	—
Prior service credit	Other noninterest expense	—	—	(321)	(322)
Recognized net actuarial loss (gain)	Other noninterest expense	4,692	5,049	(228)	—
Total net periodic benefit cost		$7,291	$7,203	$544	$845

18. Fair Value

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification Topic 820 (“Topic 820”), Fair Value Measurements, which provides a framework for measuring fair value under GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 defines fair value as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

Fair Value Hierarchy

Topic 820 establishes three levels of fair values based on the markets in which the assets or liabilities are traded and the reliability of the assumptions used to determine fair value. The levels are:

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

Topic 820 requires that the Company disclose estimated fair values for certain financial instruments. Financial instruments include such items as investment securities, loans, deposits, interest rate and foreign exchange contracts, swaps and other instruments as defined by the standard. The Company has an organized and established process for determining and reviewing the fair value of financial instruments reported in the Company’s financial statements. The fair value measurements are reviewed to ensure they are reasonable and in line with market experience in similar asset and liability classes.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2019 and December 31, 2018, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. The Visa derivative of $0.6 million and $2.6 million was included in the unaudited interim consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases or (decreases) in any of those inputs may result in a significantly higher or (lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements as of September 30, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$29,738	$—	$29,738
Government agency debt securities	—	24,472	—	24,472
Government-sponsored enterprises debt securities	—	126,649	—	126,649
Government agency mortgage-backed securities(1)	—	343,905	—	343,905
Government-sponsored enterprises mortgage-backed securities(1)	—	371,949	—	371,949
Collateralized mortgage obligations:
Government agency	—	2,486,524	—	2,486,524
Government-sponsored enterprises	—	773,845	—	773,845
Total available-for-sale securities	—	4,157,082	—	4,157,082
Other assets(2)	—	85,883	—	85,883
Liabilities
Other liabilities(3)	—	(958)	(584)	(1,542)
Total	$—	$4,242,007	$(584)	$4,241,423
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$389,470	$—	$389,470
Government-sponsored enterprises debt securities	—	241,594	—	241,594
Government agency mortgage-backed securities(1)	—	411,536	—	411,536
Government-sponsored enterprises mortgage-backed securities(1)	—	150,847	—	150,847
Collateralized mortgage obligations:
Government agency	—	2,682,449	—	2,682,449
Government-sponsored enterprises	—	602,592	—	602,592
Debt securities issued by states and political subdivisions	—	19,854	—	19,854
Total available-for-sale securities	—	4,498,342	—	4,498,342
Other assets(2)	—	12,336	—	12,336
Liabilities
Other liabilities(3)	—	(12,085)	(2,607)	(14,692)
Total	$—	$4,498,593	$(2,607)	$4,495,986
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2019, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 and 2018 are summarized below.

	Visa Derivative
(dollars in thousands)	2019	2018
Three Months Ended September 30,
Balance as of July 1,	$(1,179)	$(4,114)
Total net losses included in other noninterest income	(417)	(43)
Settlements	1,012	772
Balance as of September 30,	$(584)	$(3,385)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(417)	$(43)

Nine Months Ended September 30,
Balance as of January 1,	$(2,607)	$(5,439)
Total net losses included in other noninterest income	(659)	(123)
Settlements	2,682	2,177
Balance as of September 30,	$(584)	$(3,385)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(659)	$(123)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,344,017	$358,863	$985,154	$—	$1,344,017
Loans held for sale	1,594	—	1,594	—	1,594
Loans(1)	12,675,522	—	—	12,844,384	12,844,384

Financial liabilities:
Time deposits(2)	$2,707,593	$—	$2,699,798	$—	$2,699,798
Short-term borrowings	400,000	—	402,133	—	402,133
Long-term borrowings(3)	200,000	—	209,149	—	209,149

	December 31, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,003,637	$396,836	$606,801	$—	$1,003,637
Loans held for sale	432	—	432	—	432
Loans(1)	12,928,422	—	—	12,664,170	12,664,170

Financial liabilities:
Time deposits(2)	$3,092,164	$—	$3,058,792	$—	$3,058,792
Long-term borrowings(3)	600,000	—	602,088	—	602,088
(1)	Excludes financing leases of $167.9 million at September 30, 2019 and $147.8 million at December 31, 2018.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $14.1 billion as of both September 30, 2019 and December 31, 2018.
(3)	Excludes capital lease obligations of $18 thousand and $26 thousand at September 30, 2019 and December 31, 2018, respectively.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of September 30, 2019 and December 31, 2018, the Company had $6.0 billion and $5.8 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $13.7 million and $14.2 million at September 30, 2019 and December 31, 2018, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2019
Impaired loans	$—	$—	$882
December 31, 2018
Impaired loans	$—	$—	$402

Total losses on impaired loans were $0.5 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2019
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$882	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(584)	Discounted Cash Flow	Expected Conversion Rate	1.6228
			Expected Term	4 years
			Growth Rate	15%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$402	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(2,607)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%
(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 58 banking locations throughout the State of Hawaii, Guam, and Saipan.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2019
Net interest income	$111,529	$29,359	$2,193	$143,081
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	111,529	29,359	2,193	143,081

Noninterest income	24,249	17,146	8,585	49,980
Noninterest expense	(57,280)	(20,073)	(16,113)	(93,466)
Income (loss) before (provision) benefit for income taxes	78,498	26,432	(5,335)	99,595

(Provision) benefit for income taxes	(19,941)	(6,781)	1,326	(25,396)
Net income (loss)	$58,557	$19,651	$(4,009)	$74,199

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2019
Net interest income	$339,559	$85,920	$8,304	$433,783
Provision for loan and lease losses	(4,324)	(5,226)	—	(9,550)
Net interest income after provision for loan and lease losses	335,235	80,694	8,304	424,233

Noninterest income	72,107	53,645	20,073	145,825
Noninterest expense	(173,938)	(59,299)	(46,142)	(279,379)
Income (loss) before (provision) benefit for income taxes	233,404	75,040	(17,765)	290,679

(Provision) benefit for income taxes	(59,338)	(19,278)	4,493	(74,123)
Net income (loss)	$174,066	$55,762	$(13,272)	$216,556

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2018
Net interest income (expense)	$111,804	$29,639	$(185)	$141,258
Provision for loan and lease losses	(1,760)	(2,700)	—	(4,460)
Net interest income (expense) after provision for loan and lease losses	110,044	26,939	(185)	136,798

Noninterest income	22,676	17,801	6,928	47,405
Noninterest expense	(58,069)	(19,731)	(15,347)	(93,147)
Income (loss) before (provision) benefit for income taxes	74,651	25,009	(8,604)	91,056

(Provision) benefit for income taxes	(19,450)	(6,435)	2,217	(23,668)
Net income (loss)	$55,201	$18,574	$(6,387)	$67,388

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2018
Net interest income	$332,731	$86,320	$3,282	$422,333
Provision for loan and lease losses	(6,484)	(9,946)	—	(16,430)
Net interest income after provision for loan and lease losses	326,247	76,374	3,282	405,903

Noninterest income	67,566	59,264	19,072	145,902
Noninterest expense	(170,114)	(60,575)	(44,910)	(275,599)
Income (loss) before (provision) benefit for income taxes	223,699	75,063	(22,556)	276,206

(Provision) benefit for income taxes	(58,291)	(19,329)	5,813	(71,807)
Net income (loss)	$165,408	$55,734	$(16,743)	$204,399

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the replacement of LIBOR and changes to the method that other benchmark rates are determined, as well as our program relating to the transition from LIBOR to alternative rates, the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our inability to receive dividends from the Bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters; our ability to maintain the Bank’s reputation; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effectiveness of our risk management and internal disclosure controls and procedures; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; our ability to keep pace with technological changes; our ability to attract and retain customer deposits; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; the potential for environmental liability; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third-party; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions effected by BNPP; the incremental costs of operating as a stand-alone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and damage to our reputation from any of the factors described above.

Statements about the estimated impact of the current expected credit loss approach, including any anticipated increase in the allowance for credit losses as a result thereof, are subject to the risk that the actual impact may differ, possibly materially, from that currently expected due to, among other things, further process refinement, as well as the loan portfolio composition quality at the adoption date, macroeconomic conditions and forecasts at that time, and additional accounting or supervisory guidance that may be issued prior to the effective date which could impact the Company’s practices for the sound application of the new standard.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Following a series of secondary offerings completed in 2017 and 2018, on February 1, 2019, BWC completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering (“IPO”). FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

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

Hawaii Economy

Hawaii’s economy continued to reflect growth during the three and nine months ended September 30, 2019, led in large part by a steady tourism industry, real estate market, and growth in tax revenues. Visitor arrivals for the first eight months in 2019 increased by 5.2% compared to the same period in 2018, while total visitor spending for the first eight months in 2019 decreased by 0.5% compared to the same period in 2018, according to the Hawaii Tourism Authority. The statewide seasonally-adjusted unemployment rate was 2.7% in September 2019 compared to 2.2% in September 2018, according to the Bureau of Labor Statistics of the U.S. Department of Labor. The national seasonally-adjusted unemployment rate was 3.5% in September 2019 compared to 3.7% in September 2018. With regards to housing on Oahu, the volume of single-family home sales slightly increased by 0.8%, while condominium sales decreased by 6.7%, for the nine months ended September 30, 2019 compared to the same period in 2018 according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $785,000 and $425,000, respectively, or a decrease of 0.5% and 1.0%, respectively, for the nine months ended September 30, 2019 as compared to the same period in 2018. As of September 30, 2019, months of inventory of single family homes and condominiums on Oahu remained low at approximately 3.5 and 3.9 months, respectively. Lastly, state general excise and use tax revenues increased by 6.3% for the first eight months of 2019 as compared to the same period in 2018, according to the Hawaii Department of Taxation.

Although Hawaii’s economy continued to reflect growth during the three and nine months ended September 30, 2019, we are significantly dependent on U.S. mainland economic conditions as well as key international economies, and in particular, Japan, along with monetary policies that impact the shape of the Treasury yield curve. In addition, we continue to monitor construction activity and tourism in Hawaii and the local economy’s ability to absorb further planned expansion, given deteriorating home affordability. Locally, an ordinance recently enacted affecting vacation rentals on Oahu could impact the tourism industry. Nationally and globally, we are monitoring the potential for a lower federal funds rate in the U.S., the uncertainties related to trade tensions and the strength of the global economy as well as the agenda of the U.S. administration and its impact on existing banking regulations. These factors could impact our profitability in future reporting periods.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Income Statement Data:
Interest income	$170,181	$164,052	$516,560	$478,007
Interest expense	27,100	22,794	82,777	55,674
Net interest income	143,081	141,258	433,783	422,333
Provision for loan and lease losses	—	4,460	9,550	16,430
Net interest income after provision for loan and lease losses	143,081	136,798	424,233	405,903
Noninterest income	49,980	47,405	145,825	145,902
Noninterest expense	93,466	93,147	279,379	275,599
Income before provision for income taxes	99,595	91,056	290,679	276,206
Provision for income taxes	25,396	23,668	74,123	71,807
Net income	$74,199	$67,388	$216,556	$204,399
Basic earnings per share	$0.56	$0.50	$1.62	$1.48
Diluted earnings per share	$0.56	$0.50	$1.61	$1.48
Basic weighted-average outstanding shares	132,583,902	135,466,669	133,957,192	137,643,005
Diluted weighted-average outstanding shares	132,877,769	135,675,498	134,231,762	137,809,573
Dividends declared per share	$0.26	$0.24	$0.78	$0.72
Dividend payout ratio	46.43%	48.00%	48.45%	48.65%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$143,081	$141,258	$433,783	$422,333
Core noninterest income	49,980	47,405	148,417	145,902
Core noninterest expense	91,222	88,511	276,613	269,642
Core net income	75,871	70,818	220,535	208,797
Core basic earnings per share	0.57	0.52	1.65	1.52
Core diluted earnings per share	0.57	0.52	1.64	1.52
Other Financial Information / Performance Ratios(2):
Net interest margin	3.19%	3.11%	3.22%	3.14%
Core net interest margin (non-GAAP)(1),(3)	3.19%	3.11%	3.22%	3.14%
Efficiency ratio	48.41%	49.36%	48.20%	48.49%
Core efficiency ratio (non-GAAP)(1),(4)	47.25%	46.90%	47.51%	47.44%
Return on average total assets	1.45%	1.31%	1.42%	1.35%
Core return on average total assets (non-GAAP)(1),(5)	1.48%	1.38%	1.44%	1.37%
Return on average tangible assets (non-GAAP)(11)	1.52%	1.38%	1.49%	1.42%
Core return on average tangible assets (non-GAAP)(1),(6)	1.56%	1.45%	1.52%	1.45%
Return on average total stockholders' equity	11.12%	11.01%	11.13%	11.09%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	11.37%	11.57%	11.34%	11.33%
Return on average tangible stockholders' equity (non-GAAP)(11)	17.81%	18.66%	18.04%	18.60%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	18.21%	19.61%	18.37%	19.00%
Noninterest expense to average assets	1.82%	1.81%	1.83%	1.81%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.78%	1.72%	1.81%	1.78%

	September 30,	December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$1,344,017	$1,003,637
Investment securities	4,157,082	4,498,342
Loans and leases	12,843,396	13,076,191
Allowance for loan and lease losses	132,964	141,718
Goodwill	995,492	995,492
Total assets	20,598,220	20,695,678
Total deposits	16,857,246	17,150,068
Short-term borrowings	400,000	—
Long-term borrowings	200,018	600,026
Total liabilities	17,943,662	18,170,839
Total stockholders' equity	2,654,558	2,524,839
Book value per share	$20.22	$18.72
Tangible book value per share (non-GAAP)(11)	$12.64	$11.34

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.03%	0.05%
Allowance for loan and lease losses / total loans and leases	1.04%	1.08%
Net charge-offs / average total loans and leases(10)	0.19%	0.14%

	September 30,	December 31,
Capital Ratios:	2019	2018
Common Equity Tier 1 Capital Ratio	12.15%	11.97%
Tier 1 Capital Ratio	12.15%	11.97%
Total Capital Ratio	13.11%	12.99%
Tier 1 Leverage Ratio	8.68%	8.72%
Total stockholders' equity to total assets	12.89%	12.20%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	8.46%	7.76%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net interest income	$143,081	$141,258	$433,783	$422,333
Core net interest income (non-GAAP)	$143,081	$141,258	$433,783	$422,333

Noninterest income	$49,980	$47,405	$145,825	$145,902
Loss on sale of securities	—	—	2,592	—
Core noninterest income (non-GAAP)	$49,980	$47,405	$148,417	$145,902

Noninterest expense	$93,466	$93,147	$279,379	$275,599
Loss on litigation settlement(a)	—	(4,125)	—	(4,125)
One-time items(b)	(2,244)	(511)	(2,766)	(1,832)
Core noninterest expense (non-GAAP)	$91,222	$88,511	$276,613	$269,642

Net income	$74,199	$67,388	$216,556	$204,399
Loss on sale of securities	—	—	2,592	—
Loss on litigation settlement(a)	—	4,125	—	4,125
One-time noninterest expense items(b)	2,244	511	2,766	1,832
Tax adjustments(c)	(572)	(1,206)	(1,379)	(1,559)
Total core adjustments	1,672	3,430	3,979	4,398
Core net income (non-GAAP)	$75,871	$70,818	$220,535	$208,797

Basic earnings per share	$0.56	$0.50	$1.62	$1.48
Diluted earnings per share	$0.56	$0.50	$1.61	$1.48
Efficiency ratio	48.41%	49.36%	48.20%	48.49%

Core basic earnings per share (non-GAAP)	$0.57	$0.52	$1.65	$1.52
Core diluted earnings per share (non-GAAP)	$0.57	$0.52	$1.64	$1.52
Core efficiency ratio (non-GAAP)	47.25%	46.90%	47.51%	47.44%
(a)	The Company reached an agreement in principle to resolve a putative class action lawsuit alleging that the Bank improperly charged certain overdraft fees. In connection with the settlement agreement, the Company recorded an expense of approximately $4.1 million during the three and nine months ended September 30, 2018.
(b)	One-time items for the three and nine months ended September 30, 2019 included costs related to a nonrecurring payment to a former executive of the Company pursuant to the Bank’s Executive Change-in-Control Retention Plan, nonrecurring offering costs and the loss on our funding swap as a result of a 2019 decrease in the conversion rate of our Visa Class B restricted shares sold in 2016. One-time items for the three and nine months ended September 30, 2018 included nonrecurring offering costs and public company transition-related costs. Additionally, one-time items for the nine months ended September 30, 2018 also included the loss on our funding swap as a result of a 2018 decrease in the conversion rate of our Visa Class B restricted shares sold in 2016.
(c)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2019 and 2018.

(3)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10)	Net charge-offs / average total loans and leases are annualized for the nine months ended September 30, 2019.

(11)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Income Statement Data:
Noninterest expense	$93,466	$93,147	$279,379	$275,599
Core noninterest expense	$91,222	$88,511	$276,613	$269,642

Net income	$74,199	$67,388	$216,556	$204,399
Core net income	$75,871	$70,818	$220,535	$208,797

Average total stockholders' equity	$2,648,428	$2,427,907	$2,600,259	$2,464,601
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,652,936	$1,432,415	$1,604,767	$1,469,109

Average total assets	$20,332,457	$20,391,456	$20,405,261	$20,306,833
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$19,336,965	$19,395,964	$19,409,769	$19,311,341

Return on average total stockholders' equity(a)	11.12%	11.01%	11.13%	11.09%
Core return on average total stockholders' equity (non-GAAP)(a)	11.37%	11.57%	11.34%	11.33%
Return on average tangible stockholders' equity (non-GAAP)(a)	17.81%	18.66%	18.04%	18.60%
Core return on average tangible stockholders' equity (non-GAAP)(a)	18.21%	19.61%	18.37%	19.00%

Return on average total assets(a)	1.45%	1.31%	1.42%	1.35%
Core return on average total assets (non-GAAP)(a)	1.48%	1.38%	1.44%	1.37%
Return on average tangible assets (non-GAAP)(a)	1.52%	1.38%	1.49%	1.42%
Core return on average tangible assets (non-GAAP)(a)	1.56%	1.45%	1.52%	1.45%

Noninterest expense to average assets(a)	1.82%	1.81%	1.83%	1.81%
Core noninterest expense to average assets (non-GAAP)(a)	1.78%	1.72%	1.81%	1.78%

	As of	As of
	September 30,	December 31,
	2019	2018
Balance Sheet Data:
Total stockholders' equity	$2,654,558	$2,524,839
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,659,066	$1,529,347

Total assets	$20,598,220	$20,695,678
Less: goodwill	995,492	995,492
Tangible assets	$19,602,728	$19,700,186

Shares outstanding	131,260,900	134,874,302

Total stockholders' equity to total assets	12.89%	12.20%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.46%	7.76%

Book value per share	$20.22	$18.72
Tangible book value per share (non-GAAP)	$12.64	$11.34
(a)	Annualized for the three and nine months ended September 30, 2019 and 2018.

Financial Highlights

Net income was $74.2 million for the three months ended September 30, 2019, an increase of $6.8 million or 10% as compared to the same period in 2018. Basic and diluted earnings per share were $0.56 per share for the three months ended September 30, 2019, an increase of $0.06 per share or 12% as compared to the same period in 2018. The increase in net income was primarily due a $4.5 million decrease in the provision for loan and lease losses (the “Provision”), a $2.6 million increase in noninterest income and a $1.8 million increase in net interest income, partially offset by a $1.7 million increase in the provision for income taxes and a $0.3 million increase in noninterest expense for the three months ended September 30, 2019.

Our return on average total assets was 1.45% for the three months ended September 30, 2019, an increase of 14 basis points from the same period in 2018, and our return on average total stockholders’ equity was 11.12% for the three months ended September 30, 2019, an increase of 11 basis points from the same period in 2018. Our return on average tangible assets was 1.52% for the three months ended September 30, 2019, an increase of 14 basis points from the same period in 2018, and our return on average tangible stockholders’ equity was 17.81% for the three months ended September 30, 2019, a decrease of 85 basis points from the same period in 2018. We continued to prudently manage our expenses, as our efficiency ratio was 48.41% for the three months ended September 30, 2019 compared to 49.36% for the same period in 2018.

Our results for the three months ended September 30, 2019 were highlighted by the following:

●	Net interest income was $143.1 million for the three months ended September 30, 2019, an increase of $1.8 million or 1% as compared to the same period in 2018. Our net interest margin was 3.19% for the three months ended September 30, 2019, an increase of eight basis points as compared to the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories, partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings during the three months ended September 30, 2019.

●	The Provision was nil for the three months ended September 30, 2019, a decrease of $4.5 million, as compared to the same period in 2018. This decrease was partially due to the sale of $408.9 million commercial and industrial loans during the three months ended September 30, 2019. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $50.0 million for the three months ended September 30, 2019, an increase of $2.6 million or 5% as compared to the same period in 2018. The increase was primarily due to a $2.1 million increase in bank-owned life insurance (“BOLI”) income and a $1.2 million increase in trust and investment services income, partially offset by a $0.9 million decrease in other noninterest income.

●	Noninterest expense was $93.5 million for the three months ended September 30, 2019, an increase of $0.3 million compared to the same period in 2018. The increase in noninterest expense was primarily due to a $3.2 million increase in contracted services and professional fees, a $3.0 million increase in salaries and employee benefits expense, a $1.1 million increase in card rewards program expense, a $0.6 million increase in advertising and marketing expenses and a $0.5 million increase in occupancy expense. This was partially offset by a $5.9 million decrease in other noninterest expense and a $2.0 million decrease in regulatory assessment and fees.

Net income was $216.6 million for the nine months ended September 30, 2019, an increase of $12.2 million or 6% as compared to the same period in 2018. Basic earnings per share was $1.62 per share for the nine months ended September 30, 2019, an increase of $0.14 per share or 9% as compared to the same period in 2018. Diluted earnings per share was $1.61 per share for the nine months ended September 30, 2019, an increase of $0.13 per share or 9% as compared to the same period in 2018. The increase in net income was primarily due to a $11.5 million increase in net interest income and a $6.9 million decrease in the Provision, partially offset by a $3.8 million increase in noninterest expense and a $2.3 million increase in the provision for income taxes for the nine months ended September 30, 2019.

Our return on average total assets was 1.42% for the nine months ended September 30, 2019, an increase of seven basis points from the same period in 2018, and our return on average total stockholders’ equity was 11.13% for the nine months ended September 30, 2019, an increase of four basis points from the same period in 2018. Our return on average tangible assets was 1.49% for the nine months ended September 30, 2019, an increase of seven basis points from the same period in 2018, and our return on average tangible stockholders’ equity was 18.04% for the nine months ended September 30, 2019, a decrease of 56 basis points from the same period in 2018. We continued to prudently manage our expenses as our efficiency ratio was 48.20% for the nine months ended September 30, 2019 compared to 48.49% for the same period in 2018. The efficiency ratio during the nine months ended September 30, 2019 reflected a nonrecurring net loss on available-for-sale debt securities of $2.6 million.

Our results for the nine months ended September 30, 2019 were highlighted by the following:

●	Net interest income was $433.8 million for the nine months ended September 30, 2019, an increase of $11.5 million or 3% as compared to the same period in 2018. Our net interest margin was 3.22% for the nine months ended September 30, 2019, an increase of eight basis points as compared to the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings.

●	The Provision was $9.6 million for the nine months ended September 30, 2019, a decrease of $6.9 million or 42% as compared to the same period in 2018. This decrease was partially due to the sale of $408.9 million commercial and industrial loans during the nine months ended September 30, 2019. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $145.8 million for the nine months ended September 30, 2019, a decrease of $0.1 million as compared to the same period in 2018. The decrease was primarily due to a $6.3 million decrease in other noninterest income, a $2.6 million net loss on the sale of available-for-sale debt securities and a $1.1 million decrease in other service charges and fees, partially offset by a $4.8 million gain in BOLI income, a $2.8 million increase in trust and investment services income, a $1.2 million increase in credit and debit card fees and a $1.1 million increase in service charges on deposit accounts.

●	Noninterest expense was $279.4 million for the nine months ended September 30, 2019, an increase of $3.8 million or 1% as compared to the same period in 2018. The increase in noninterest expense was primarily due to a $6.2 million increase in salaries and employee benefits expense, a $5.8 million increase in contracted services and professional fees, a $3.4 million increase in card rewards program expense, a $2.5 million increase in advertising and marketing expenses and a $1.4 million increase in occupancy expense, partially offset by a $8.7 million decrease in other noninterest expense and a $6.6 million decrease in regulatory assessment and fees.

During the nine months ended September 30, 2019, we continued to benefit from a steady Hawaii economy as reflected in the continued growth in our commercial real estate and residential real estate loan portfolios. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of capital.

●	Total loans and leases were $12.8 billion as of September 30, 2019, a decrease of $232.8 million or 2% from December 31, 2018. This decrease was primarily due to the sale of $408.9 million commercial and industrial loans during the nine months ended September 30, 2019. This was partially offset by continued strong growth in our commercial real estate and residential real estate portfolios. This was a reflection of the demand by both investors and owner occupants to acquire new real estate assets in a low interest rate environment.

●	The Allowance was $133.0 million as of September 30, 2019, a decrease of $8.8 million or 6% from December 31, 2018. The ratio of our Allowance to total loans and leases outstanding was 1.04% as of September 30, 2019, a decrease of four basis points compared to December 31, 2018. The decrease related to our aforementioned sale of commercial and industrial loans. The overall level of the Allowance was commensurate with our stable credit risk profile and a steady Hawaii economy.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $4.2 billion as of September 30, 2019, a decrease of $341.3 million compared to December 31, 2018. This decrease was primarily due to the sale of 48 securities in January 2019.

●	Total deposits were $16.9 billion as of September 30, 2019, a decrease of $292.8 million or 2% as compared to December 31, 2018. The decrease in total deposits was primarily due to a $384.6 million decrease in time deposit balances and a $287.1 million decrease in demand deposit balances, partially offset by a $332.7 million increase in money market deposit balances.

●	Total stockholders’ equity was $2.7 billion as of September 30, 2019, an increase of $129.7 million or 5% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the period of $216.6 million and a net change in the fair value of our investment securities of $114.0 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $104.4 million and common stock repurchased of $98.8 million during the nine months ended September 30, 2019.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2019 and 2018, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$447.8	$2.3	2.02%	$656.7	$3.3	1.99%
Available-for-Sale Investment Securities	4,296.3	22.3	2.07	4,737.3	25.2	2.11
Loans Held for Sale	1.4	—	2.36	1.8	—	3.83
Loans and Leases (1)
Commercial and industrial	2,885.9	30.0	4.12	3,019.9	31.0	4.08
Commercial real estate	3,294.7	37.3	4.49	2,975.3	31.0	4.13
Construction	477.2	5.6	4.67	629.5	6.7	4.20
Residential:
Residential mortgage	3,644.9	38.6	4.23	3,288.4	34.9	4.21
Home equity line	912.8	8.6	3.74	870.6	8.2	3.72
Consumer	1,651.4	23.3	5.61	1,649.7	22.4	5.39
Lease financing	165.4	1.3	3.14	162.3	1.2	3.00
Total Loans and Leases	13,032.3	144.7	4.41	12,595.7	135.4	4.26
Other Earning Assets	84.8	0.9	4.47	50.0	0.2	1.29
Total Earning Assets (2)	17,862.6	170.2	3.79	18,041.5	164.1	3.61
Cash and Due from Banks	341.7			336.5
Other Assets	2,128.2			2,013.5
Total Assets	$20,332.5			$20,391.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,891.5	$4.6	0.37%	$4,727.2	$3.3	0.28%
Money Market	3,067.4	7.1	0.92	2,871.0	4.6	0.63
Time	2,872.6	11.1	1.54	3,705.7	12.3	1.32
Total Interest-Bearing Deposits	10,831.5	22.8	0.83	11,303.9	20.2	0.71
Short-Term Borrowings	370.0	2.6	2.84	3.3	—	1.30
Long-Term Borrowings	239.1	1.7	2.82	358.7	2.6	2.85
Total Interest-Bearing Liabilities	11,440.6	27.1	0.94	11,665.9	22.8	0.78
Net Interest Income		$143.1			$141.3
Interest Rate Spread			2.85%			2.83%
Net Interest Margin			3.19%			3.11%
Noninterest-Bearing Demand Deposits	5,742.3			5,854.9
Other Liabilities	501.2			442.8
Stockholders' Equity	2,648.4			2,427.9
Total Liabilities and Stockholders' Equity	$20,332.5			$20,391.5
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended September 30, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended September 30, 2019
	Compared to September 30, 2018
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(1.0)	$—	$(1.0)
Available-for-Sale Investment Securities	(2.4)	(0.5)	(2.9)
Loans and Leases
Commercial and industrial	(1.4)	0.4	(1.0)
Commercial real estate	3.5	2.8	6.3
Construction	(1.7)	0.6	(1.1)
Residential:
Residential mortgage	3.5	0.2	3.7
Home equity line	0.4	—	0.4
Consumer	—	0.9	0.9
Lease financing	—	0.1	0.1
Total Loans and Leases	4.3	5.0	9.3
Other Earning Assets	0.1	0.6	0.7
Total Change in Interest Income	1.0	5.1	6.1

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	1.2	1.3
Money Market	0.3	2.2	2.5
Time	(3.0)	1.8	(1.2)
Total Interest-Bearing Deposits	(2.6)	5.2	2.6
Short-term Borrowings	2.6	—	2.6
Long-term Borrowings	(0.9)	—	(0.9)
Total Change in Interest Expense	(0.9)	5.2	4.3
Change in Net Interest Income	$1.9	$(0.1)	$1.8
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $143.1 million for the three months ended September 30, 2019, an increase of $1.8 million or 1% compared to the same period in 2018. Our net interest margin was 3.19% for the three months ended September 30, 2019, an increase of eight basis points from the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories, partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings during the three months ended September 30, 2019. For the three months ended September 30, 2019, the average balance of our loans and leases was $13.0 billion, an increase of $436.6 million or 3% compared to the same period in 2018. The higher average balance in loans and leases was primarily due to growth in our residential real estate and commercial real estate portfolios, partially offset by lower balances in our construction and commercial and industrial portfolios. Yields on our loans and leases were 4.41% for the three months ended September 30, 2019, an increase of 15 basis points as compared to the same period in 2018. We experienced an increase in our yields from total loans primarily due to increases in adjustable rate commercial real estate and construction loans, which are typically based on the LIBOR. Average balances of our investment securities portfolio were $4.3 billion for the three months ended September 30, 2019, a decrease of $441.0 million or 9% from the same period in 2018. Deposit funding costs were $22.8 million for the three months ended September 30, 2019, an increase of $2.6 million compared to the same period in 2018. Rates paid on our interest-bearing deposits were 83 basis points for the three months ended September 30, 2019, an increase of 12 basis points compared to the same period in 2018. While we experienced higher rates paid on all interest-bearing deposit categories in the three months ended September 30, 2019, particularly high rates were paid on our money market deposits with an increase of 29 basis points compared to the same period in 2018. For the three months ended September 30, 2019, the average balance of our total borrowings was $609.1 million, an increase of $247.1 million from the same period in 2018.  This was due to increases in FHLB fixed-rate advances held during the three months ended September 30, 2019 compared to the same period in 2018.

For the nine months ended September 30, 2019 and 2018, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$400.6	$6.9	2.31%	$518.4	$6.9	1.77%
Available-for-Sale Investment Securities	4,383.6	71.5	2.18	4,951.4	81.6	2.20
Loans Held for Sale	0.8	—	2.52	1.3	—	3.60
Loans and Leases(1)
Commercial and industrial	3,094.8	97.5	4.21	3,100.1	89.2	3.85
Commercial real estate	3,129.8	108.1	4.62	2,886.7	86.3	4.00
Construction	565.2	20.0	4.73	623.9	18.6	4.00
Residential:
Residential mortgage	3,590.2	112.4	4.17	3,221.7	102.4	4.25
Home equity line	912.4	25.9	3.79	864.0	23.6	3.65
Consumer	1,658.7	68.5	5.52	1,625.0	65.5	5.38
Lease financing	154.0	3.6	3.15	161.3	3.6	2.98
Total Loans and Leases	13,105.1	436.0	4.44	12,482.7	389.2	4.17
Other Earning Assets	84.3	2.2	3.37	28.6	0.3	1.58
Total Earning Assets(2)	17,974.4	516.6	3.84	17,982.4	478.0	3.55
Cash and Due from Banks	348.1			324.4
Other Assets	2,082.8			2,000.0
Total Assets	$20,405.3			$20,306.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,806.0	$12.8	0.35%	$4,615.1	$7.4	0.21%
Money Market	3,125.5	22.1	0.95	2,769.9	9.1	0.44
Time	2,999.0	34.8	1.55	3,985.2	36.3	1.22
Total Interest-Bearing Deposits	10,930.5	69.7	0.85	11,370.2	52.8	0.62
Short-Term Borrowings	145.7	3.0	2.76	15.3	0.2	1.81
Long-Term Borrowings	476.2	10.1	2.84	123.1	2.7	2.87
Total Interest-Bearing Liabilities	11,552.4	82.8	0.96	11,508.6	55.7	0.65
Net Interest Income		$433.8			$422.3
Interest Rate Spread			2.88%			2.90%
Net Interest Margin			3.22%			3.14%
Noninterest-Bearing Demand Deposits	5,769.9			5,916.0
Other Liabilities	482.7			417.6
Stockholders' Equity	2,600.3			2,464.6
Total Liabilities and Stockholders' Equity	$20,405.3			$20,306.8
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the nine months ended September 30, 2019 and 2018, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 7
	Nine Months Ended September 30, 2019
	Compared to September 30, 2018
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(1.8)	$1.8	$—
Available-for-Sale Investment Securities	(9.2)	(0.9)	(10.1)
Loans and Leases
Commercial and industrial	(0.2)	8.5	8.3
Commercial real estate	7.7	14.1	21.8
Construction	(1.8)	3.2	1.4
Residential:
Residential mortgage	11.9	(1.9)	10.0
Home equity line	1.4	0.9	2.3
Consumer	1.3	1.7	3.0
Lease financing	(0.2)	0.2	—
Total Loans and Leases	20.1	26.7	46.8
Other Earning Assets	1.2	0.7	1.9
Total Change in Interest Income	10.3	28.3	38.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.3	5.1	5.4
Money Market	1.3	11.7	13.0
Time	(10.1)	8.6	(1.5)
Total Interest-Bearing Deposits	(8.5)	25.4	16.9
Short-Term Borrowings	2.6	0.2	2.8
Long-Term Borrowings	7.5	(0.1)	7.4
Total Change in Interest Expense	1.6	25.5	27.1
Change in Net Interest Income	$8.7	$2.8	$11.5
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $433.8 million for the nine months ended September 30, 2019, an increase of $11.5 million or 3% compared to the same period in 2018. Our net interest margin was 3.22% for the nine months ended September 30, 2019, an increase of eight basis points from the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings. For the nine months ended September 30, 2019, the average balance of our loans and leases was $13.1 billion, an increase of $622.4 million or 5% compared to the same period in 2018. The higher average balance in loans and leases was primarily due to growth in our residential real estate and commercial real estate portfolios. Yields on our loans and leases were 4.44% for the nine months ended September 30, 2019, an increase of 27 basis points as compared to the same period in 2018. We experienced an increase in our yield from total loans primarily due to increases in adjustable rate construction, commercial real estate and commercial and industrial loans, which are typically based on LIBOR. For the nine months ended September 30, 2019, the average balance of our investment securities portfolio was $4.4 billion, a decrease of $567.8 million or 11% compared to the same period in 2018. Deposit funding costs were $69.7 million for the nine months ended September 30, 2019, an increase of $16.9 million compared to the same period in 2018. Rates paid on our interest-bearing deposits were 85 basis points for the nine months ended September 30, 2019, an increase of 23 basis points compared to the same period in 2018. While we experienced higher rates paid on all interest-bearing deposit categories in the nine months ended September 30, 2019, particularly high rates were paid on our money market deposits with an increase of 51 basis points compared to the same period in 2018. For the nine months ended September 30, 2019, the average balance of our total borrowings was $621.9 million, an increase of $483.5 million from the same period in 2018. This was due to increases in FHLB fixed-rate advances during the nine months ended September 30, 2019 compared to the same period in 2018.

Provision for Loan and Lease Losses

The Provision was nil for the three months ended September 30, 2019, which represented a decrease of $4.5 million compared to the same period in 2018. This decrease was partially due to the sale of $408.9 million commercial and industrial loans during the three months ended September 30, 2019. We recorded net charge-offs of loans and leases of $5.6 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively. This represented net charge-offs of 0.17% and 0.12% of average loans and leases, on an annualized basis, for the three months ended September 30, 2019 and 2018, respectively. The Provision was $9.6 million for the nine months ended September 30, 2019, which represented a decrease of $6.9 million compared to the same period in 2018. We recorded net charge-offs of loans and leases of $18.3 million and $12.4 million for the nine months ended September 30, 2019 and 2018, respectively. This represented net charge-offs of 0.19% and 0.13% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2019 and 2018, respectively. The Allowance was $133.0 million as of September 30, 2019, a decrease of $8.8 million or 6% from December 31, 2018 and represented 1.04% of total outstanding loans and leases as of September 30, 2019, compared to 1.08% of total outstanding loans and leases as of December 31, 2018. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended September 30, 2019 and 2018 and Table 9 presents the major components of noninterest income for the nine months ended September 30, 2019 and 2018:

Noninterest Income				Table 8
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Service charges on deposit accounts	$8,554	$7,933	$621	8%
Credit and debit card fees	16,839	16,535	304	2
Other service charges and fees	8,903	9,578	(675)	(7)
Trust and investment services income	8,698	7,487	1,211	16
Bank-owned life insurance	5,743	3,692	2,051	56
Other	1,243	2,180	(937)	(43)
Total noninterest income	$49,980	$47,405	$2,575	5%

Noninterest Income				Table 9
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Service charges on deposit accounts	$24,737	$23,609	$1,128	5%
Credit and debit card fees	50,123	48,961	1,162	2
Other service charges and fees	27,435	28,553	(1,118)	(4)
Trust and investment services income	26,247	23,429	2,818	12
Bank-owned life insurance	12,946	8,131	4,815	59
Investment securities losses, net	(2,592)	—	(2,592)	n/m
Other	6,929	13,219	(6,290)	(48)
Total noninterest income	$145,825	$145,902	$(77)	—%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the nine months ended September 30, 2019 to the same period in 2018.

Total noninterest income was $50.0 million for the three months ended September 30, 2019, an increase of $2.6 million or 5% as compared to the same period in 2018. Total noninterest income was $145.8 million for the nine months ended September 30, 2019, a decrease of $0.1 million or less than 1% as compared to the same period in 2018.

Service charges on deposit accounts were $8.6 million for the three months ended September 30, 2019, an increase of $0.6 million or 8% as compared to the same period in 2018. This increase was primarily due to a $0.3 million increase in overdraft and checking account fees and a $0.2 million increase in checking account service fees. Service charges on deposit accounts were $24.7 million for the nine months ended September 30, 2019, an increase of $1.1 million or 5% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in overdraft and checking account fees and a $0.3 million increase in account analysis service charges.

Credit and debit card fees were $16.8 million for the three months ended September 30, 2019, an increase of $0.3 million or 2% as compared to the same period in 2018. Credit and debit card fees were $50.1 million for the nine months ended September 30, 2019, an increase of $1.2 million or 2% as compared to the same period in 2018. This increase was primarily due to a $2.0 million increase in interchange settlement fees, partially offset by a $0.9 million decrease in merchant service revenues.

Other service charges and fees were $8.9 million for the three months ended September 30, 2019, a decrease of $0.7 million or 7% as compared to the same period in 2018. This decrease was primarily due to a $0.5 million decrease in fee income from our cash management services and a $0.1 million decrease in residential mortgage loan servicing fees. Other service charges and fees were $27.4 million for the nine months ended September 30, 2019, a decrease of $1.1 million or 4% as compared to the same period in 2018. This decrease was primarily due to a $1.6 million decrease in fee income from our cash management services, partially offset by a $0.7 million increase in miscellaneous service fees.

Trust and investment services income was $8.7 million for the three months ended September 30, 2019, an increase of $1.2 million or 16% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in business cash management fees and a $0.5 million increase in investment management fees. Trust and investment services income was $26.2 million for the nine months ended September 30, 2019, an increase of $2.8 million or 12% as compared to the same period in 2018. This increase was primarily due to a $2.3 million increase in business cash management fees and a $0.5 million increase in investment management fees.

BOLI income was $5.7 million for the three months ended September 30, 2019, an increase of $2.1 million or 56% as compared to the same period in 2018. This increase was due to a $1.2 million increase in BOLI earnings and a $0.9 million increase in death benefit proceeds from life insurance policies. BOLI income was $12.9 million for the nine months ended September 30, 2019, an increase of $4.8 million or 59% as compared to the same period in 2018. This increase was due to a $3.5 million increase in BOLI earnings and a $1.3 million increase in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were nil for both the three months ended September 30, 2019 and 2018. Net losses on the sale of investment securities were $2.6 million for the nine months ended September 30, 2019, a decrease of $2.6 million as compared to the same period in 2018. The net loss of $2.6 million was due to the investment portfolio restructuring and sale of the 48 investment securities. In addition to this net loss, a non-credit related other-than-temporary-impairment (“OTTI”) write-down was recorded in December 2018 as a result of our intent to sell these securities as of December 31, 2018.

Other noninterest income was $1.2 million for the three months ended September 30, 2019, a decrease of $0.9 million or 43% as compared to the same period in 2018. This decrease was primarily due to a $1.2 million loss on the sale of loans sold, a $0.5 million decrease in volume-based incentives and a $0.5 million decrease in net gains recognized in income related to derivative contracts. This was partially offset by a $1.6 million increase in customer-related interest rate swap fees. Other noninterest income was $6.9 million for the nine months ended September 30, 2019, a decrease of $6.3 million or 48% as compared to the same period in 2018. This decrease was primarily due to a $1.7 million decrease in volume-based incentives, a $1.4 million decrease in customer-related interest rate swap fees, a $1.2 million loss on the sale of loans sold, a $1.2 million decrease in net gains recognized in income related to derivative contracts and a $1.1 million gain on sale of leased equipment in 2018.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended September 30, 2019 and 2018 and Table 11 presents the major components of noninterest expense for the nine months ended September 30, 2019 and 2018:

Noninterest Expense				Table 10
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$44,955	$41,959	$2,996	7%
Contracted services and professional fees	14,649	11,478	3,171	28
Occupancy	7,250	6,757	493	7
Equipment	4,024	4,181	(157)	(4)
Regulatory assessment and fees	1,992	3,966	(1,974)	(50)
Advertising and marketing	1,647	1,060	587	55
Card rewards program	6,930	5,805	1,125	19
Other	12,019	17,941	(5,922)	(33)
Total noninterest expense	$93,466	$93,147	$319	—%

Noninterest Expense				Table 11
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$132,000	$125,755	$6,245	5%
Contracted services and professional fees	42,597	36,770	5,827	16
Occupancy	21,522	20,149	1,373	7
Equipment	12,852	13,104	(252)	(2)
Regulatory assessment and fees	5,588	12,164	(6,576)	(54)
Advertising and marketing	5,593	3,126	2,467	79
Card rewards program	21,326	17,882	3,444	19
Other	37,901	46,649	(8,748)	(19)
Total noninterest expense	$279,379	$275,599	$3,780	1%

Total noninterest expense was $93.5 million for the three months ended September 30, 2019, an increase of $0.3 million or less than 1% as compared to the same period in 2018. Total noninterest expense was $279.4 million for the nine months ended September 30, 2019, an increase of $3.8 million or 1% as compared to the same period in 2018.

Salaries and employee benefits expense was $45.0 million for the three months ended September 30, 2019, an increase of $3.0 million or 7% as compared to the same period in 2018. This increase was primarily due to a $2.0 million increase in other compensation, largely related to costs incurred for a nonrecurring payment to a former executive of the Company pursuant to the Bank’s Executive Change-in-Control Retention Plan, and a $2.0 million increase in incentive compensation. This was partially offset by a $0.8 million increase in deferred loan origination costs. Salaries and employee benefits expense was $132.0 million for the nine months ended September 30, 2019, an increase of $6.2 million or 5% as compared to the same period in 2018. This increase was primarily due to a $4.0 million increase in incentive compensation and a $2.7 million increase in other compensation, partially offset by a $0.8 million decrease in retirement plan expenses.

Contracted services and professional fees were $14.6 million for the three months ended September 30, 2019, an increase of $3.2 million or 28% as compared to the same period in 2018. This increase was primarily due to a $1.4 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements, a $1.1 million increase in outside services, primarily attributable to marketing and new customer services, and a $0.6 million increase in audit, legal and consultant fees. Contracted services and professional fees were $42.6 million for the nine months ended September 30, 2019, an increase of $5.8 million or 16% as compared to the same period in 2018. This increase was primarily due to a $3.8 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements, a $1.7 million increase in outside services, primarily attributable to marketing and new customer services, and a $0.2 million increase in audit, legal and consultant fees.

Occupancy expense was $7.3 million for the three months ended September 30, 2019, an increase of $0.5 million or 7% as compared to the same period in 2018. Occupancy expense was $21.5 million for the nine months ended September 30, 2019, an increase of $1.4 million or 7% as compared to the same period in 2018. This increase was primarily due to a $0.9 million increase in rent expense and a $0.5 million increase in real property tax expense.

Equipment expense was $4.0 million for the three months ended September 30, 2019, a decrease of $0.2 million or 4% as compared to the same period in 2018. Equipment expense was $12.9 million for the nine months ended September 30, 2019, a decrease of $0.3 million or 2% as compared to the same period in 2018.

Regulatory assessment and fees were $2.0 million for the three months ended September 30, 2019, a decrease of $2.0 million or 50% as compared to the same period in 2018. Starting in the third quarter of 2016, there was a change in the calculation of the FDIC insurance assessment and the adoption of an additional surcharge, which resulted in a higher insurance rate. This additional surcharge required by the FDIC ended during the third quarter of 2018. The decrease of the regulatory assessment and fees for the three months ended September 30, 2019 as compared to the same period in 2018 is due to the exclusion of the additional surcharge for the three months ended September 30, 2019. Regulatory assessment and fees were $5.6 million for the nine months ended September 30, 2019, a decrease of $6.6 million or 54% as compared to the same period in 2018. This decrease is primarily due to the termination of the additional surcharge.

Advertising and marketing expense was $1.6 million for the three months ended September 30, 2019, an increase of $0.6 million or 55% as compared to the same period in 2018. This increase was primarily due to a $0.4 million decrease in vendor reimbursements and a $0.2 million increase in advertising costs. Advertising and marketing expense was $5.6 million for the nine months ended September 30, 2019, an increase of $2.5 million or 79% as compared to the same period in 2018. This increase was primarily due to a $1.9 million decrease in vendor reimbursements and a $0.5 million increase in advertising costs.

Card rewards program expense was $6.9 million for the three months ended September 30, 2019, an increase of $1.1 million or 19% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in priority rewards card redemptions and a $0.2 million increase in credit card cash reward redemptions. Card rewards program expense was $21.3 million for the nine months ended September 30, 2019, an increase of $3.4 million or 19% as compared to the same period in 2018. This increase was primarily due to a $2.0 million increase in priority rewards card redemptions, a $0.9 million increase in interchange fees paid to our credit card partners and a $0.5 million increase in credit card cash reward redemptions.

Other noninterest expense was $12.0 million for the three months ended September 30, 2019, a decrease of $5.9 million or 33% as compared to the same period in 2018. This decrease was primarily due to a $4.1 million settlement recorded in 2018 in connection with a putative class action lawsuit against the Company, a $0.9 million decrease in other tax expense and a $0.6 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft). Other noninterest expense was $37.9 million for the nine months ended September 30, 2019, a decrease of $8.7 million or 19% as compared to the same period in 2018. This decrease was primarily due to a $4.1 million settlement recorded in connection with the class action lawsuit noted above, a $1.7 million decrease in operational losses, a $0.8 million decrease in other tax expense, a $0.6 million decrease in software amortization expense, a $0.6 million decrease in charitable contributions and a $0.5 million decrease in expenses related to the safekeeping and handling of securities-related transactions.

Provision for Income Taxes

The provision for income taxes was $25.4 million (an effective tax rate of 25.50%) for the three months ended September 30, 2019, compared with the provision for income taxes of $23.7 million (an effective tax rate of 25.99%) for the same period in 2018. The provision for income taxes was $74.1 million (an effective tax rate of 25.50%) for the nine months ended September 30, 2019, compared with the provision for income taxes of $71.8 million (an effective tax rate of 26.00%) for the same period in 2018.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and nine months ended September 30, 2019 and 2018. Additional information about operating segment performance is presented in “Note 19. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 12
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Retail Banking	$58,557	$55,201	$174,066	$165,408
Commercial Banking	19,651	18,574	55,762	55,734
Treasury and Other	(4,009)	(6,387)	(13,272)	(16,743)
Total	$74,199	$67,388	$216,556	$204,399

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

Net income for the Retail Banking segment was $58.6 million for the three months ended September 30, 2019, an increase of $3.4 million or 6% as compared to the same period in 2018. The increase in net income for the Retail Banking segment was primarily due to a $1.8 million decrease in the provision for loan and lease losses and a $1.6 million increase in noninterest income. The decrease in the provision for loan and lease losses was partially due to the sale of $408.9 million commercial and industrial loans during the three months ended September 30, 2019. The increase in noninterest income was primarily due to an increase in trust and investment services income and service charges on deposit accounts. Net income for the Retail Banking segment was $174.1 million for the nine months ended September 30, 2019, an increase of $8.7 million or 5% as compared to the same period in 2018. The increase in net income for the Retail Banking segment was primarily due to a $6.8 million increase in net interest income, a $4.5 million increase in noninterest income and a $2.2 million decrease in the provision for loan and lease losses, partially offset by a $3.8 million increase in noninterest expense. The increase in net interest income was primarily due to higher spreads on our deposit portfolio, partially offset by lower spreads on our loan portfolio. The increase in noninterest income was primarily due to an increase in trust and investment services income, service charges on deposit accounts and gains on foreign exchange transactions. The decrease in the provision for loan and lease losses was partially due to the sale of $408.9 million commercial and industrial loans during the nine months ended September 30, 2019. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment, partially offset by a decrease in expense related to a settlement agreement that was recorded in 2018 and lower regulatory assessment and fees.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $19.7 million for the three months ended September 30, 2019, an increase of $1.1 million or 6% as compared to the same period in 2018. The increase in net income for the Commercial Banking segment was primarily due to a $2.7 million decrease in the provision for loan and lease losses,   partially offset by a $0.7 million decrease in noninterest income and a $0.3 million increase in noninterest expense. The decrease in the provision for loan and lease losses was partially due to the sale of $408.9 million commercial and industrial loans during the three months ended September 30, 2019. The decrease in noninterest income was primarily due to losses on the sale of our commercial and industrial loans, lower merchant services revenues and cash management fees, partially offset by an increase in customer-related swap fee income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in card rewards program expenses, partially offset by lower losses and charge-offs and regulatory assessment fees. Net income for the Commercial Banking segment was $55.8 million for the nine months ended September 30, 2019, relatively flat compared to the same period in 2018. The slight increase in net income for the Commercial Banking segment was primarily due to a $4.7 million decrease in the provision for loan and lease losses and a $1.3 million decrease in noninterest expense, partially offset by a $5.6 million decrease in noninterest income. The decrease in the provision for loan and lease losses was partially due to the sale of $408.9 million commercial and industrial loans during the nine months ended September 30, 2019. The decrease in noninterest expense was primarily due to lower regulatory assessment fees and losses and charge-offs, partially offset by higher card rewards program expenses. The decrease in noninterest income was primarily due to lower cash management fees, customer-related swap fee income, merchant services revenues and losses on the sale of our commercial and industrial loans, partially offset by an increase in interchange settlement fees.

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

Net loss for the Treasury and Other segment was $4.0 million for the three months ended September 30, 2019, a decrease in loss of $2.4 million or 37% as compared to the same period in 2018. The decrease in the net loss was primarily due to a $2.4 million increase in net interest income, a $1.7 million increase in noninterest income, partially offset by a $0.9 million decrease in the benefit for income taxes. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio, partially offset by lower average balances in our investment securities portfolio. The increase in noninterest income was primarily due to higher BOLI income.  The decrease in the benefit for income taxes was primarily due to the decrease in net loss. Net loss for the Treasury and Other segment was $13.3 million for the nine months ended September 30, 2019, a decrease in loss of $3.5 million or 21% as compared to the same period in 2018. The decrease in the net loss was primarily due to a $5.0 million increase in net interest income, partially offset by a $1.3 million decrease in the benefit for income taxes and a $1.2 million increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances in our loan portfolio, partially offset by lower average balances in our investment securities portfolio. The decrease in the benefit for income taxes was primarily due to the decrease in net loss. The increase in noninterest expense was primarily due to higher contracted services and professional fees, salaries and employee benefits expenses and advertising and marketing expenses, partially offset by lower overall expenses that were allocated to the Treasury and Other segment.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the FRB. As of September 30, 2019 and December 31, 2018, cash and cash equivalents were $1.3 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities was $4.2 billion and $4.5 billion as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of September 30, 2019, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 3.4 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of September 30, 2019, we have borrowing capacity of $1.6 billion from the FHLB and $489.0 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $15.3 billion as of both September 30, 2019 and December 31, 2018, which represented 91% and 89%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 13 presents the book value, which is also the estimated fair value, of our available-for-sale investment securities portfolio as of September 30, 2019 and December 31, 2018:

Investment Securities		Table 13
	September 30,	December 31,
(dollars in thousands)	2019	2018
U.S. Treasury securities	$29,738	$389,470
Government agency debt securities	24,472	—
Government-sponsored enterprises debt securities	126,649	241,594
Government agency mortgage-backed securities	343,905	411,536
Government-sponsored enterprises mortgage-backed securities	371,949	150,847
Collateralized mortgage obligations:
Government agency	2,486,524	2,682,449
Government-sponsored enterprises	773,845	602,592
Debt securities issued by state and political subdivisions	—	19,854
Total available-for-sale securities	$4,157,082	$4,498,342

Table 14 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of September 30, 2019:

Maturities and Weighted-Average Yield on Securities(1)											Table 14
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of September 30, 2019
Available-for-Sale Securities
U.S. Treasury securities	$29.7	2.40%	$—	—%	$—	—%	$—	—%	$29.7	2.40%	$29.7
Government agency debt securities(2)	—	—	9.1	2.71	15.3	2.70	—	—	24.4	2.70	24.5
Government-sponsored enterprises debt securities(3)	101.7	1.97	25.0	1.86	—	—	—	—	126.7	1.95	126.7
Mortgage-Backed Securities(2):
Government agency	—	—	151.3	2.80	191.0	2.41	—	—	342.3	2.58	343.9
Government-sponsored enterprises	—	—	366.3	3.10	—	—	—	—	366.3	3.10	372.0
Collateralized mortgage obligations(2):
Government agency	—	—	2,404.7	2.17	75.3	2.17	—	—	2,480.0	2.17	2,486.5
Government-sponsored enterprises	—	—	773.7	2.31	—	—	—	—	773.7	2.31	773.8
Total available-for-sale securities as of September 30, 2019	$131.4	2.07%	$3,730.1	2.31%	$281.6	2.36%	$—	—%	$4,143.1	2.31%	$4,157.1
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for government agency debt securities, mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.
(3)	Maturities for government-sponsored enterprises debt securities purchased at a premium are categorized by their first call date.

The fair value of our available-for-sale investment securities portfolio was $4.2 billion as of September 30, 2019, a decrease of $341.3 million or 8% compared to December 31, 2018. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be OTTI.

As of September 30, 2019, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.3 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $715.9 million in mortgage backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $126.6 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds), $29.7 million in U.S. Treasury securities and $24.5 million in debt securities issued by government agencies (Small Business Administration).

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

Gross unrealized gains in our investment securities portfolio were $27.6 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively. Gross unrealized losses in our investment securities portfolio were $13.7 million and $142.2 million as of September 30, 2019 and December 31, 2018, respectively. Lower unrealized losses in our investment securities portfolio were primarily due to lower market interest rates as of September 30, 2019, relative to December 31, 2018, resulting in a higher valuation. The lower gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of September 30, 2019, we had no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity. As of December 31, 2018, we intended to sell 48 investment securities with an aggregate book value of $898.2 million, primarily comprised of U.S. Treasury securities and longer duration collateralized mortgage obligations. As a result, we recorded a non-credit related OTTI write-down of $24.1 million for the year ended December 31, 2018. In January 2019, the sale of these securities were executed and the proceeds were used to invest in securities to improve portfolio return, reposition interest rate risk, maintain liquidity and to diversify asset allocation.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both September 30, 2019 and December 31, 2018, we held $34.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of September 30, 2019 and December 31, 2018:

Loans and Leases		Table 15
	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,654,077	$3,208,760
Commercial real estate	3,309,389	2,990,783
Construction	486,977	626,757
Residential:
Residential mortgage	3,671,424	3,527,101
Home equity line	916,106	912,517
Total residential	4,587,530	4,439,618
Consumer	1,637,549	1,662,504
Lease financing	167,874	147,769
Total loans and leases	$12,843,396	$13,076,191

Total loans and leases were $12.8 billion as of September 30, 2019, a decrease of $232.8 million or 2% from December 31, 2018 with decreases in commercial and industrial loans, construction loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.7 billion as of September 30, 2019, a decrease of $554.7 million or 17% from December 31, 2018. This decrease was primarily due to the sale of $408.9 million in loans during the nine months ended September 30, 2019, and greater than expected prepayments.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.3 billion as of September 30, 2019, an increase of $318.6 million or 11% from December 31, 2018. Strong demand for commercial real estate lending activities was reflective of the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $487.0 million as of September 30, 2019, a decrease of $139.8 million or 22% from December 31, 2018.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.6 billion as of September 30, 2019, an increase of $147.9 million or 3% from December 31, 2018. Our portfolio of residential real estate loans continues to benefit from continued demand for new housing developments in the current low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases, as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of September 30, 2019, a decrease of $25.0 million or 2% from December 31, 2018. The decrease in consumer loans was primarily due to lower automobile loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $167.9 million as of September 30, 2019, an increase of $20.1 million or 14% from December 31, 2018.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 16 presents the recorded investment in our loan and lease portfolio as of September 30, 2019 by rate type:

Loans and Leases by Rate Type								Table 16
	September 30, 2019
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$246,066	$1,986,831	$—	$2,874	$2,235,771	$11,858	$406,448	$2,654,077
Commercial real estate	44,288	1,908,746	—	1,016,317	2,969,351	75,282	264,756	3,309,389
Construction	43,199	316,210	—	30,224	389,633	1,047	96,297	486,977
Residential:
Residential mortgage	28,110	11,166	164	337,340	376,780	371,870	2,922,774	3,671,424
Home equity line	329,130	—	43,947	—	373,077	542,954	75	916,106
Total residential	357,240	11,166	44,111	337,340	749,857	914,824	2,922,849	4,587,530
Consumer	342,274	20,545	1,733	308	364,860	12,027	1,260,662	1,637,549
Lease financing	—	—	—	—	—	—	167,874	167,874
Total loans and leases	$1,033,067	$4,243,498	$45,844	$1,387,063	$6,709,472	$1,015,038	$5,118,886	$12,843,396

% by rate type at September 30, 2019	8%	33%	0%	11%	52%	8%	40%	100%

Tables 17 and 18 present the geographic distribution of our loan and lease portfolio as of September 30, 2019 and December 31, 2018:

Geographic Distribution of Loan and Lease Portfolio					Table 17
	September 30, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,300,045	$1,172,977	$128,718	$52,337	$2,654,077
Commercial real estate	2,201,525	678,087	429,360	417	3,309,389
Construction	236,867	245,362	4,748	—	486,977
Residential:
Residential mortgage	3,543,586	2,746	125,092	—	3,671,424
Home equity line	884,352	1,463	30,291	—	916,106
Total residential	4,427,938	4,209	155,383	—	4,587,530
Consumer	1,218,725	22,726	393,923	2,175	1,637,549
Lease financing	46,684	114,719	6,471	—	167,874
Total Loans and Leases	$9,431,784	$2,238,080	$1,118,603	$54,929	$12,843,396
Percentage of Total Loans and Leases	73%	17%	9%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 18
	December 31, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,289,171	$1,707,713	$130,477	$81,399	$3,208,760
Commercial real estate	2,003,997	615,364	370,546	876	2,990,783
Construction	326,006	272,709	28,042	—	626,757
Residential:
Residential mortgage	3,405,867	2,890	118,344	—	3,527,101
Home equity line	882,805	—	29,712	—	912,517
Total residential	4,288,672	2,890	148,056	—	4,439,618
Consumer	1,239,563	23,038	397,783	2,120	1,662,504
Lease financing	46,409	93,954	7,406	—	147,769
Total Loans and Leases	$9,193,818	$2,715,668	$1,082,310	$84,395	$13,076,191
Percentage of Total Loans and Leases	70%	21%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, limited participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships and participation in selective senior mortgage secured construction and term loans. Our lease financing portfolio includes leveraged lease financing activities on the U.S. mainland, but this portfolio continues to run off and no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and, to a smaller extent, in Guam and Saipan.

Table 19 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of September 30, 2019:

Maturities for Selected Loan Categories(1)				Table 19
	September 30, 2019
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,215,175	$1,127,425	$311,477	$2,654,077
Construction	162,231	233,230	91,516	486,977
Total Loans and Leases	$1,377,406	$1,360,655	$402,993	$3,141,054

Total of loans with:
Adjustable interest rates	$1,262,503	$1,094,667	$268,234	$2,625,404
Hybrid interest rates	1,461	3,186	8,258	12,905
Fixed interest rates	113,442	262,802	126,501	502,745
Total Loans and Leases	$1,377,406	$1,360,655	$402,993	$3,141,054
(1)	Based on contractual maturities.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 20 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2019 and December 31, 2018:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 20
	September 30,	December 31,
(dollars in thousands)	2019	2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$12	$274
Commercial real estate	33	1,658
Total Commercial Loans	45	1,932
Residential Loans:
Residential mortgage	3,959	4,611
Total Residential Loans	3,959	4,611
Consumer	200	—
Total Non-Accrual Loans and Leases	4,204	6,543
Other Real Estate Owned	82	751
Total Non-Performing Assets	$4,286	$7,294

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$750	$141
Total Commercial Loans	750	141
Residential Loans:
Residential mortgage	139	32
Home equity line	3,192	2,842
Total Residential Loans	3,331	2,874
Consumer	3,076	3,373
Total Accruing Loans and Leases Past Due 90 Days or More	$7,157	$6,388

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	22,350	24,033
Total Loans and Leases	$12,843,396	$13,076,191

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.03%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and Other Real Estate Owned	0.03%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Other Real Estate Owned	0.09%	0.10%

Table 21 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2019:

Non-Performing Assets		Table 21
	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
Balance at beginning of period	$7,294	$10,154
Additions	2,590	7,051
Reductions
Payments	(2,423)	(3,919)
Return to accrual status	(1,910)	(1,014)
Sales of other real estate owned	(751)	(329)
Charge-offs/write-downs	(514)	(635)
Total Reductions	(5,598)	(5,897)
Balance at End of Period	$4,286	$11,308

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

Total NPAs were $4.3 million as of September 30, 2019, a decrease of $3.0 million or 41% from December 31, 2018. The ratio of our NPAs to total loans and leases and other real estate owned was 0.03% as of September 30, 2019, a decrease of three basis points from December 31, 2018. The decrease in total NPAs was primarily due to a $1.6 million decrease in commercial real estate non-accrual loans, a $0.7 million decrease in residential mortgage non-accrual loans and a $0.7 million decrease in other real estate owned.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2019, residential mortgage non-accrual loans were $4.0 million, a decrease of $0.7 million or 14% from December 31, 2018. As of September 30, 2019, our residential mortgage non-accrual loans were comprised of 25 loans with a weighted average current LTV ratio of 66%.

There was one commercial real estate non-accrual loans as of September 30, 2019, a decrease of $1.6 million or 98% from December 31, 2018. This decrease was attributable to payoffs of four commercial real estate non-accrual loans during the nine months ended September 30, 2019.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of September 30, 2019, other real estate owned was $0.1 million which was comprised of one residential real estate property.  As of December 31, 2018, other real estate owned was $0.8 million which was comprised of two residential real estate properties.

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

Loans and leases past due 90 days or more and still accruing interest were $7.2 million as of September 30, 2019, an increase of $0.8 million or 12% as compared to December 31, 2018. Commercial and industrial loans and home equity lines that were past due 90 days or more and still accruing interest increased by $0.6 million and $0.4 million, respectively, during the nine months ended September 30, 2019. This was partially offset by a decrease of $0.3 million in consumer loans that were past due 90 days or more and still accruing interest during the nine months ended September 30, 2019.

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

Impaired loans were $26.6 million and $30.6 million as of September 30, 2019 and December 31, 2018, respectively. These impaired loans had a related Allowance of $0.4 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively. The decrease in impaired loans during the nine months ended September 30, 2019 was primarily due to a net decrease of three commercial real estate loans totaling $1.6 million and a net decrease of three residential mortgage loans totaling $1.4 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of September 30, 2019 and December 31, 2018, we recorded charge-offs of $0.9 million and $0.7 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of September 30, 2019 had been accrued under the original terms, approximately nil and $0.1 million in additional interest income would have been recorded during the three and nine months ended September 30, 2019, respectively, compared to $0.2 million and $0.5 million in additional interest income that would have been recorded for the same periods in 2018, respectively. Actual interest income recorded on these loans was $0.4 million and $1.3 million, for the three and nine months ended September 30, 2019 compared to $0.5 million and $1.4 million, respectively, for the same periods in 2018.

Loans Modified in a Troubled Debt Restructuring

Table 22 presents information on loans whose terms have been modified in a TDR as of September 30, 2019 and December 31, 2018:

Loans Modified in a Troubled Debt Restructuring		Table 22
	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$8,226	$8,445
Commercial real estate	3,544	4,086
Total commercial	11,770	12,531
Residential mortgage	11,249	12,128
Total	$23,019	$24,659

Loans modified in a TDR were $23.0 million as of September 30, 2019, a decrease of $1.6 million or 7% from December 31, 2018. This decrease was primarily due to pay-offs of four residential mortgage loans of $1.7 million and paydowns of commercial and industrial loans and commercial real estate loans totaling $1.3 million, partially offset by two new residential mortgage loans and two new commercial and industrial loans modified in a TDR totaling $1.0 million and  $0.6 million, respectively. As of September 30, 2019, $22.4 million or 97% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information and a description of the modification programs that we currently offer to our customers.

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2019 and December 31, 2018 based on our ongoing analysis of estimated probable loan and lease losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 23 presents an analysis of our Allowance for the periods indicated:

Allowance for Loan and Lease Losses				Table 23
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$138,535	$140,601	$141,718	$137,253
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(514)	(303)	(2,514)	(778)
Lease financing	—	—	(24)	—
Total Commercial Loans	(514)	(303)	(2,538)	(778)
Residential	(7)	(125)	(7)	(159)
Consumer	(8,015)	(5,700)	(24,118)	(18,615)
Total Loans and Leases Charged-Off	(8,536)	(6,128)	(26,663)	(19,552)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	241	51	303	154
Commercial real estate	30	21	93	175
Total Commercial Loans	271	72	396	329
Residential	425	442	860	684
Consumer	2,269	1,803	7,103	6,106
Total Recoveries on Loans and Leases Previously Charged-Off	2,965	2,317	8,359	7,119
Net Loans and Leases Charged-Off	(5,571)	(3,811)	(18,304)	(12,433)
Provision for Loan and Lease Losses	—	4,460	9,550	16,430
Balance at End of Period	$132,964	$141,250	$132,964	$141,250
Average Loans and Leases Outstanding	$13,032,349	$12,595,668	$13,105,086	$12,482,747
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.17%	0.12%	0.19%	0.13%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.04%	1.12%	1.04%	1.12%

(1)   Annualized for the three and nine months ended September 30, 2019 and 2018.

Tables 24 and 25 present the allocation of the Allowance by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2019 and December 31, 2018:

Allocation of the Allowance by Loan and Lease Category	Table 24
	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$27,317	$34,501
Commercial real estate	21,876	19,725
Construction	4,653	5,813
Lease financing	392	432
Total commercial	54,238	60,471
Residential	44,079	44,906
Consumer	33,730	35,813
Unallocated	917	528
Total Allowance for Loan and Lease Losses	$132,964	$141,718

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 25
	September 30,		December 31,
	2019		2018
	Allocated	Loan	Allocated	Loan
	Allowance as	category as	Allowance as	category as
	% of loan or	% of total	% of loan or	% of total
	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	1.03%	20.66%	1.08%	24.54%
Commercial real estate	0.66	25.77	0.66	22.87
Construction	0.96	3.79	0.93	4.79
Lease financing	0.23	1.31	0.29	1.13
Total commercial	0.82	51.53	0.87	53.33
Residential	0.96	35.72	1.01	33.96
Consumer	2.06	12.75	2.15	12.71
Total	1.04%	100.00%	1.08%	100.00%

As of September 30, 2019, the Allowance was $133.0 million or 1.04% of total loans and leases outstanding, compared with an Allowance of $141.7 million or 1.08% of total loans and leases outstanding as of December 31, 2018. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a steady Hawaii economy.

Net charge-offs of loans and leases were $5.6 million or 0.17% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2019 compared to $3.8 million or 0.12% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2018. Net charge-offs in our commercial lending portfolio were $0.2 million for both the three months ended September 30, 2019 and 2018. Net recoveries in our residential lending portfolio were $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Net charge-offs in our consumer lending portfolio were $5.7 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $18.3 million or 0.19% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2019 compared to $12.4 million or 0.13% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2018. Net charge-offs in our commercial lending portfolio were $2.1 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net charge-offs in our commercial lending portfolio was primarily due to the full charge-off of one commercial and industrial loan of $2.0 million. Net recoveries in our residential lending portfolio were $0.9 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $17.0 million and $12.5 million for the nine months ended September 30, 2019 and 2018, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

As of September 30, 2019, the allocation of the Allowance to our commercial, residential and consumer loans was comparable to the respective allocations as of December 31, 2018. See “Note 4. Allowance for Loan and Lease Losses” contained in our unaudited interim consolidated financial statements for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both September 30, 2019 and December 31, 2018. Our goodwill originated from the acquisition of BWC by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the three and nine months ended September 30, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $562.5 million as of September 30, 2019, an increase of $116.1 million or 26% from December 31, 2018. This increase was primarily due to a $73.6 million increase in interest rate swap agreements, a $46.1 million increase stemming from our adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842), which required us to record right-of-use assets related to our operating leases, and a $36.9 million increase in affordable housing and other tax credit investment partnership interests. This was partially offset by a $38.1 million decrease in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 26 presents the composition of our deposits as of September 30, 2019 and December 31, 2018:

Deposits		Table 26
	September 30,	December 31,
(dollars in thousands)	2019	2018
Demand	$5,720,822	$6,007,941
Savings	4,899,468	4,853,285
Money Market	3,529,363	3,196,678
Time	2,707,593	3,092,164
Total Deposits(1)	$16,857,246	$17,150,068
(1)	Public deposits were $0.7 billion as of September 30, 2019, a decrease of $344.0 million or 34% compared to December 31, 2018.

Total deposits were $16.9 billion as of September 30, 2019, a decrease of $292.8 million or 2% from December 31, 2018. The decrease in deposit balances stemmed from a $344.0 million or 34% decrease in public time deposit balances and a $287.1 million or 5% decrease in demand deposit balances, partially offset by a $332.7 million or 10% increase in money market deposit balances.

Short-term and Long-term Borrowings

Short-term borrowings were $400.0 million as of September 30, 2019, an increase of $400.0 million from December 31, 2018. This increase was due to the reclassification of $400.0 million in FHLB fixed-rate advances from long-term borrowings to short-term borrowings as the maturity dates for these advances are less than one year. These short-term FHLB fixed-rate advances have a weighted average interest rate of 2.84% and maturity dates in 2020.

Table 27 below provides selected information for short-term borrowings for the nine months ended September 30, 2019 and 2018:

Short-term borrowings		Table 27
	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Federal funds purchased:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$110,000	$30,000
Average outstanding balance	$21,911	$6,073
Weighted-average interest rate paid	1.83%	1.26%
Short-term FHLB fixed-rate advance:
Weighted-average interest rate at September 30,	2.84%	—%
Highest month-end balance	$400,000	$81,800
Average outstanding balance	$123,810	$9,265
Weighted-average interest rate paid	2.11%	1.42%

Long-term borrowings were $200.0 million as of September 30, 2019, a decrease of $400.0 million from December 31, 2018. The Company's long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of September 30, 2019, the available remaining borrowing capacity with the FHLB was $1.6 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2019 and December 31, 2018.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $121.6 million as of September 30, 2019, an increase of $2.4 million or 2% from December 31, 2018. This increase was primarily due to net periodic benefit costs for the nine months ended September 30, 2019 of $7.8 million, partially offset by payments of $6.2 million.

See “Note 17. Benefit Plans” contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of September 30, 2019, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $175.6 million to Japan and $184.2 million to Canada. As of December 31, 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $186.3 million to Japan. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both September 30, 2019 and December 31, 2018.

Capital

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Capital Rules”). Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for the Bank on January 1, 2015. The Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The Capital Rules, among other things, (i) introduced a capital measure called CET1 capital, (ii) specified that Tier 1 capital consists of CET1 capital and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 capital narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments to capital as compared to prior regulations.

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

As of September 30, 2019, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 28 below. There have been no conditions or events since September 30, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 28
	September 30,	December 31,
(dollars in thousands)	2019	2018
Stockholders' Equity	$2,654,558	$2,524,839
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(18,774)	(132,195)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,677,840	$1,661,542
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	133,564	142,318
Total Capital	$1,811,404	$1,803,860
Risk-Weighted Assets	$13,811,887	$13,884,976

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.15%	11.97%
Tier 1 Capital Ratio	12.15%	11.97%
Total Capital Ratio	13.11%	12.99%
Tier 1 Leverage Ratio	8.68%	8.72%

Total stockholders’ equity was $2.7 billion as of September 30, 2019, an increase of $129.7 million or 5% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the period of $216.6 million and a net change in the fair value of our investment securities of $114.0 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $104.4 million and common stock repurchased of $98.8 million during the nine months ended September 30, 2019.

In October 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on December 6, 2019 to shareholders of record at the close of business on November 25, 2019.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of September 30, 2019 and December 31, 2018, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.4 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2019, there was one repurchase of a residential mortgage loan of $0.4 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2019, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2019.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2019, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2018.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2019, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential real estate is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $342,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of September 30, 2019 and December 31, 2018, we did not have material exposures to customers in the oil, gas and energy industries.

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

Market Risk Measurement

We primarily use net interest income simulation analysis to measure and analyze interest rate risk. We run various hypothetical interest rate scenarios on a monthly basis and compare these results against a measured base case scenario. Our net interest income simulation analysis incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results. These assumptions include: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market rate sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices and (5) varying loan prepayment speeds for different interest rate scenarios. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset liability management strategies to manage our interest rate risk.

Table 29 presents, for the twelve months subsequent to September 30, 2019 and December 31, 2018, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2019 and December 31, 2018 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months		Table 29
	Static Forecast	Static Forecast
	As of September 30, 2019	As of December 31, 2018
Ramp Change in Interest Rates (basis points)
+100	4.3%	2.4%
+50	2.2	1.2
(50)	(2.2)	(1.2)
(100)	(4.4)	(2.5)

Immediate Change in Interest Rates (basis points)
+100	9.8%	5.5%
+50	4.9	2.7
(50)	(5.2)	(2.8)
(100)	(10.5)	(6.2)

The table above shows the effects of a simulation which estimates the effect of a gradual and immediate sustained parallel shift in the yield curve of −100, −50, +50 and +100 basis points in market interest rates over a twelve month period on our net interest income.

Currently, our interest rate profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.

Under the static balance sheet forecast as of September 30, 2019, our net interest income sensitivity profile is more sensitive as compared to similar forecasts as of December 31, 2018. The higher sensitivity is primarily due to lower market interest rates, which has the effect of higher prepayments of loans and investment securities and reinvestments which occur at lower interest rates. Also contributing to the higher net interest income sensitivity as of September 30, 2019, is lower balances in our interest rate sensitive deposit products.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, and Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 29, 2019, contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs	Plans or Programs[2]
July 1, 2019 through July 31, 2019	360,762	$25.64	360,500	$50,756,502
August 1, 2019 through August 31, 2019	1,245,751	25.11	1,241,092	69,598,513
September 1, 2019 through September 30, 2019	691,825	26.76	687,700	51,190,297
Total	2,298,338	$25.69	2,289,292
(1)	Includes 9,046 shares acquired from employees to satisfy income tax withholding requirements in connection with vested restricted stock units during the three months ended September 30, 2019.

(2)	In March 2019, the Company announced a share repurchase program for up to $100 million of its outstanding common stock during 2019. In August 2019, the Company announced a $50 million increase in its share repurchase program to up to $150 million of its outstanding common stock during 2019. As of September 30, 2019, $51.2 million remained of the $150 million total repurchase amount authorized under the share repurchase program for 2019. The timing and amount of share repurchases are influenced by various internal and external factors.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2019		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)