Form 10-K
period 2019-12-31
FIRST HAWAIIAN, INC.
filed 2020-02-28
CIK 36377

Com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No

As of June 28, 2019, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $3.5 billion, based on the closing sale price of $25.87 as reported on the NASDAQ Global Select Market.

As of February 20, 2020, there were 130,350,725 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We are a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full-service bank headquartered in Hawaii as measured by assets, loans, deposits and net income. As of December 31, 2019, we had $20.2 billion of assets, $13.2 billion of gross loans and leases, $16.4 billion of deposits and $2.6 billion of stockholders’ equity. We generated $284.4 million of net income or diluted earnings per share of $2.13 per share for the year ended December 31, 2019.

Through the Bank, we operate a network of 58 branches in Hawaii (53 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with over $10 million of revenue, strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

We seek to develop comprehensive, long-term banking relationships by offering a diverse array of products and services, cross-selling those products and services and delivering high quality customer service. Our service culture and emphasis on repeat positive customer experiences are integral to our banking strategy and exemplified by our longstanding customer relationships.

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

As of December 31, 2019, we had approximately 2,100 employees, which included full time employees, part time employees and temporary employees. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

Our Products and Services

The Bank is a full-service community bank focused on building relationships with our customers. We provide a variety of deposit accounts and lending services to commercial and consumer customers, as well as credit card products, wealth management services and merchant processing services. For over ten years, the Bank has maintained the largest deposit market share in Hawaii and currently has the leading market position in deposits in Hawaii, Guam and Saipan. We offer a comprehensive range of commercial lending services including commercial and industrial lending, auto dealer flooring, commercial real estate lending and construction lending. Our primary consumer lending services are mortgage lending, auto finance, small business loans, personal installment and credit cards. Our wealth management business offers individuals investment and financial planning services, insurance protection, trust and estate services and private banking.

Competition

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

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

Organizational History and Structure

Prior to our initial public offering in August 2016 (“IPO”), we were an indirect wholly owned subsidiary of BNP Paribas (“BNPP”), a global financial institution based in France.

On April 1, 2016, BNPP effected a series of reorganization transactions (“Reorganization Transactions”), as a part of which we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly owned subsidiary.

On July 1, 2016, in order to comply with the Board of Governors of the Federal Reserve System’s requirements applicable to BNPP, we became an indirect wholly owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly owned subsidiary of BancWest Corporation (“BWC”), a direct wholly owned subsidiary of BNP Paribas USA.

In August 2016, FHI completed its IPO of 24,250,000 shares of common stock sold by BWC. Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In connection with FHI’s IPO, BNPP announced its intent to sell its interest in FHI, including FHI’s wholly owned subsidiary, FHB, over time, subject to market conditions and other considerations.

Following a series of secondary offerings completed in 2017 and 2018, on February 1, 2019, BNPP, through BWC, completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, in any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

For additional information on the separation from BNPP and the Reorganization Transactions, see “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “— Permissible Activities under the BHC Act”. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “— Prompt Corrective Action Framework” and must have received at least a “satisfactory rating” on such institution’s most recent examination under the Community Reinvestment Act (the “CRA”). The bank holding company itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the well-capitalized and well-managed prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. In addition, if any insured depository institution subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company will be subject to restrictions on certain new activities and acquisitions.

FHB is a Federal Deposit Insurance Corporation (the “FDIC”) insured bank chartered under the laws of the state of Hawaii. FHB is not a member of the Federal Reserve System. Consequently, the FDIC and the Hawaii Department of Financial Institutions (the “DFI”) are the primary regulators of FHB and also regulate its subsidiaries. FHB’s branch operations in Guam are also subject to regulation by the Banking and Insurance Commissioner of the Government of Guam Department of Revenue and Taxation (the “Guam Banking and Insurance Commissioner”). FHB’s branch operation in Saipan, which is one of the principal islands of the Commonwealth of the Northern Mariana Islands (“CNMI”), is subject to the regulatory jurisdiction of the Division of Banking of the CNMI Department of Commerce. In addition, as the owner of a Hawaii-chartered bank, FHI is registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Hawaii Code”) and is subject to the registration, reporting and examination requirements of the Hawaii Code, as well as supervision and examination by the Hawaii DFI.

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

The BHC Act does not place territorial restrictions on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Enhanced Prudential Standards

The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $250 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In general, EGRRCPA and implementing regulations increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA). BHCs with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.

In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. The rules required publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. In October 2019, the Federal Reserve adopted a rule that tailors the application of the enhanced prudential standards to BHCs per the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. Pursuant to the final rule, the requirement to maintain a risk committee was revised to apply to only bank holding companies with $50 billion or more in total consolidated assets.

EGRRCPA raised the asset thresholds for application of Dodd-Frank Act stress testing requirements. As a result, the stress testing requirements that previously applied to the Company, as a BHC with $10 billion to $100 billion in total consolidated assets, and FHB, as a bank with $10 billion or more in total consolidated assets, no longer apply to the Company and FHB.

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of banks and other FDIC-insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, the Federal Reserve will consider the extent to which a proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Under applicable laws, the Company may not be permitted to acquire any bank in Hawaii because it controls more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition.

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

Federal bank regulators are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of regulatory changes.

Payment of Dividends by the Bank. In addition to the restrictions discussed above, the Bank is subject to limitations under Hawaii law regarding the amount of dividends that it may pay to the Parent. In general, under Hawaii law, dividends from a bank may not exceed the bank’s retained earnings provided that the bank will, after the dividend, have the minimum paid-in common stock and additional paid-in capital required under Hawaii law, which, for a bank which has trust operations, is $6.5 million. Hawaii law also effectively restricts a bank from paying a dividend, or the amount of the dividend, unless that bank’s common stock and additional paid-in capital is $6.5 million multiplied by 133%, or $8.6 million. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. Under Hawaii banking law, for example, paying “excessive dividends” in relation to a bank’s capital position, earnings capacity and asset quality could be deemed to be an unsafe and unsound banking practice. Under the Hawaii Business Corporation Act, a dividend or other distribution may not be made if a bank would not be able to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities and the amounts that would be needed to satisfy shareholders with preferential rights of distribution. In addition, under the Federal Deposit Insurance Act of 1950 (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “— Prompt Corrective Action Framework” below.

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

The Capital Simplification Rules (defined below) eliminated the standalone prior approval requirement in the Capital Rules (as defined below) for any repurchase of common stock. In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve.

Transactions with Affiliates and Insiders

Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other affiliate of the Company, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, and credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers, principal shareholders (and persons that beneficially own or control more than 10% of any class of the bank’s voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors.

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

Regulatory Capital Requirements

Capital Requirements Applicable to Top-Tier Holding Companies in an Organizational Structure.  The Federal Reserve monitors the capital adequacy of the Company, and the FDIC and the Hawaii DFI monitor the capital adequacy of the Bank. The bank regulators currently use a combination of risk-based ratios and a leverage ratio to evaluate capital adequacy. The Company and the Bank are subject to the federal bank regulators’ final rules implementing Basel III and various provisions of the Dodd-Frank Act (the “Capital Rules”).

The Capital Rules, among other things, impose a capital measure called “Common Equity Tier 1” (“CET1”), to which most deductions/adjustments to regulatory capital must be made. In addition, the Capital Rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.

Under the Capital Rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets,
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets,
•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets, and
•	4.0% Tier 1 capital to average quarterly assets.

The Capital Rules also require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases and certain discretionary compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Capital Rules provide for a number of deductions from and adjustments to CET1 that were phased-in. These include, for example, the requirement that mortgage servicing rights (“MSRs”), certain deferred tax assets (“DTAs”) and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In November 2017, the federal bank regulators revised the Capital Rules to extend the current transitional treatment of MSRs, certain DTAs, investments in non-consolidated financial entities and minority interests for non-advanced approaches banking organizations (the “Transition Rules”), including the Company and FHB.

In July 2019, the federal bank regulators adopted rules intended to revise and simplify the capital treatment for MSRs, certain DTAs, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches (the “Capital Simplification Rules”). The Capital Simplifications Rules and the rescission of the Transition Rule will take effect for the Company as of April 1, 2020. In November 2019, the federal bank regulators issued a final rule revising the definition of “high volatility commercial real estate” exposures to exclude certain acquisition, development and construction loans, consistent with the definition in EGRRCPA.

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

Currently, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
• Total capital ratio of at least 10.0%,	• Total capital ratio of at least 8.0%,
• CET1 capital ratio of at least 6.5%,	• CET1 capital ratio of at least 4.5%,
• Tier 1 capital ratio of at least 8.0%,	• Tier 1 capital ratio of at least 6.0%, and
• Tier 1 leverage ratio of at least 5.0%, and	• Tier 1 leverage ratio of at least 4.0%.
• Not subject to any order or written directive requiring a specific capital level.
“Undercapitalized”	“Significantly undercapitalized”
• Total capital ratio of less than 8.0%,	• Total capital ratio of less than 6.0%,
• CET1 capital ratio of less than 4.5%,	• CET1 capital ratio of less than 3.0%,
• Tier 1 capital ratio of less than 6.0%, or	• Tier 1 capital ratio of less than 4.0%, or
• Tier 1 leverage ratio of less than 4.0%.	• Tier 1 leverage ratio of less than 3.0%.
“Critically undercapitalized”
• Tangible equity to average quarterly tangible assets of 2.0% or less.

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

As of December 31, 2019, the Bank was well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 11.72%, total capital ratio of 12.65% and Tier 1 leverage ratio of 8.67%, in each case calculated under the Capital Rules. Although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would be well-capitalized. As of December 31, 2019, the Company’s CET1 capital ratio and Tier 1 capital ratio was 11.88%, its total capital ratio was 12.81%, and its Tier 1 leverage ratio was 8.79%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 13. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Deposit Insurance

FDIC Insurance Assessments. As an FDIC-insured bank, FHB must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. For institutions with $10 billion or more in assets, such as FHB, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

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

The Volcker Rule

The Dodd-Frank Act and the implementing regulations of the federal regulators generally prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds (the “Volcker Rule”). The Volcker Rule has not had a material effect on the Company’s operations, as the Company does not have any significant engagement in the businesses prohibited by the Volcker Rule. The Company has incurred costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but such costs have not been material.

In October 2019, the Federal Reserve, Office of the Comptroller of the Currency, FDIC, Commodity Futures Trading Commission (“CFTC”) and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. In January 2020, the Federal Reserve, Office of the Comptroller of the Currency, FDIC, CFTC and SEC issued a proposal intended to clarify and amend certain definitions, requirements and exemptions with respect to covered funds. The ultimate impact of any amendments to the Volcker Rule regulations will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.

Depositor Preference

Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern the Company’s relationship with its customers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or the Company’s prohibition from engaging in such transactions even if approval is not required.

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

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the

CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage”, in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, integrated loans estimate and closing disclosures, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The Company is continuing to analyze the impact that such rules may have on its business.

The CFPB has broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or results of operations.

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

In December 2019, the Office of the Comptroller of the Currency and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Financial Privacy and Cybersecurity

The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyberattack. The Bank has adopted an information security program that has been approved by its board of directors and reviewed by its regulators.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Anti-Money Laundering and the USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. Anti-money laundering laws impose compliance and due diligence obligations, and financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Regulatory authorities routinely examine financial institutions for compliance with these requirements, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these requirements.

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

In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

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

ITEM 1A.  RISK FACTORS

Ownership of our common stock involves a significant degree of risk and uncertainty. The material risks and uncertainties that management believes affect us are described below. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. To the extent that any of the information in this Form 10-K constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

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

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service-based industries. In addition, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. While the U.S. economy grew at a solid pace in 2019, the growth rate slowed compared to 2018, and Japanese economic growth slowed down in the second half of 2019, with fourth quarter GDP contracting at a rate of approximately 6.3% on an annualized basis. Declines in the economic conditions in these markets,  tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, continued higher levels of underemployment compared to pre-recession levels, increases in energy costs, the availability of affordable air transportation, pandemics or other widespread health emergency (or concerns over the possibility of such an emergency) (including coronavirus (COVID-19)), real or threatened acts of war or terrorism, adverse weather, natural disasters and local or national budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 52% of our total loan and lease portfolio as of December 31, 2019, and we generally make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and, consequently, adversely affect our financial condition and performance.

The U.S. military has a major presence in Hawaii and Guam and, as a result, is an important aspect of the economies in which we operate. The funding of the U.S. military occurs as part of the overall U.S. government budget and appropriation process which is driven by numerous factors, including geo-political events, macroeconomic conditions and the ability of the U.S. government to enact legislation such as appropriations bills. There have been lower levels of federal government expenditures in Hawaii since the budget sequestration took effect in March 2013. Further cuts in defense and other security spending could have an adverse impact on the economy in our markets. While the current U.S. presidential administration has, to this point, favored an increase in military spending, it remains unclear whether any increase would match or exceed pre-sequester funding levels, or whether military spending will be impacted by the political elections in the United States in November 2020 or the resulting administration.

Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2019, our real estate loans represented approximately $8.6 billion, or 65% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans including home equity loans (representing 35% of our total loan and lease portfolio) and commercial and construction loans (representing 30% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

As of December 31, 2019, our commercial and industrial loans represented approximately $2.7 billion or 21% of our total loan and lease portfolio. Commercial and industrial loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, earthquakes and tsunamis, like the October 2018 super typhoon that struck Saipan causing material damage to the island. Finally, declines in real property values in the areas in which we operate, particularly Hawaii, could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing, which represented 30% and 8% of our total loans, respectively, as of December 31, 2019. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 34% of our outstanding dealer flooring commitments as of December 31, 2019. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System (the “FOMC”). In recent years, it has been the policy of the FOMC and the U.S. Treasury Department to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Consequently, the average yield on our interest-earning assets has decreased during the current low interest rate environment. If a low interest rate environment persists, our net interest income may further decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease.

During 2019, the FOMC lowered short-term interest rates by 25 basis points three times. Though the FOMC noted in 2020 that although household spending has been rising at a moderate pace, business fixed investment and exports remains weak and longer-term inflation expectations remain unchanged. In the event that interest rates continue to decrease, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability and the value of our investments.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Changes in interest rates also have a significant impact on the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet. We may incur debt in the future, and that debt may also be sensitive to interest rates.

The cost of our deposits is largely based on short-term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are often difficult to re-price and are typically driven by longer-term interest rates, which are set by the market or, at times, the FOMC’s actions, and vary over time. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates paid on our deposits and other borrowings increase at a faster pace than the interest rates on our loans and other investments, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2019, we had $5.9 billion of noninterest-bearing demand deposits and $10.6 billion of interest-bearing deposits. Since 2011, depository institutions have not been prohibited from paying interest on demand deposits, such as checking accounts. The impact of the change on us has not been significant because of current market conditions, which have resulted in very low interest rates for checking accounts. If market conditions were to change, including as a result of monetary policy or the competitive environment, and we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after December 31, 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. After

2021, there also is uncertainty about the continued availability of LIBOR. If LIBOR ceases to exist or the methodology for the LIBOR calculation changes, financial products with interest rates tied to LIBOR may be adversely affected.

After 2021, if LIBOR remains available it may no longer be considered to be an acceptable market benchmark. There is also uncertainty regarding the development of acceptable alternatives to LIBOR and the effect of any such changes may have on the pricing for LIBOR-indexed financial instruments. We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR and the interest rates on these instruments, as well as the associated revenue and expenses, may be adversely affected. Failing to adequately manage this transition process with our customers could also adversely impact our reputation.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The discontinuation of LIBOR, changes in LIBOR or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in other changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption and business continuity.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances or that there is a deterioration in the credit quality of third parties whose securities or obligations we hold, including a deterioration in the value of collateral posted by third parties to secure their obligations to us under derivatives contracts and loan agreements. A deterioration in credit quality of such obligors, could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes.

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

We maintain an allowance for loan and lease losses (the “Allowance”), which is a reserve established through a provision for loan and lease losses (the “Provision”) charged to expense representing, beginning with the first quarter of 2020, management’s best estimate of inherent losses within our existing portfolio of loans and leases. The level of the Allowance reflects management’s continuing evaluation of specific credit risks, the quality of the loan and lease portfolio, the value of the underlying collateral, the level of non-accruing loans and leases, the unidentified losses inherent in the current loan and lease portfolio, and economic, political and regulatory conditions.

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

Although our management has established an Allowance it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our Allowance. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing Allowance might occur. Losses in excess of the existing Allowance will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our Allowance for credit losses was adequate as of December 31, 2019, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

Bank regulatory agencies will periodically review our Allowance and the value attributed to non-accrual loans and leases or to real estate we acquire through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items, increase our Allowance or reduce the carrying value of owned real estate, reducing our net income. Further, if charge-offs in future periods exceed the Allowance, we may need additional adjustments to increase the Allowance. These adjustments could have a material adverse effect on our business, financial condition or results of operations.

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13 that, effective January 1, 2020, substantially changes the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. In December 2018, the Federal Reserve, OCC and FDIC finalized revisions to their regulatory capital rules to address this change to the treatment of credit expense and allowances and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard to address concerns with the impact on capital and capital planning. As a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio, the standard is expected to increase the level of our Allowance for Credit Losses (“ACL”) effective January 1, 2020. Based on the Company’s portfolio balances and forecasted economic conditions as of January 1, 2020, management believes that the adoption of the new standard will result in an increase in the ACL of approximately 10 – 15%, as compared to the Company’s reserve levels as of December 31, 2019. It is also possible that the Company’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption as ASU No. 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

As the parent company of Hawaii’s oldest and largest bank, we rely in part on the reputation of our bank for superior financial services to retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this Form 10-K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “First Hawaiian Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics or other severe health emergencies, or concerns over the possibility of such an emergency (including the recent outbreak of coronavirus (COVID-19)), acts of war or terrorism or other adverse external events could have a significant impact on our business. In addition, as our primary markets are located on islands in the Pacific Ocean, they may be particularly susceptible to certain of these risks or other risks resulting from climate change, including those relating to rising sea levels.

Since the beginning of January 2020, the coronavirus outbreak has caused disruption to global markets, particularly in China. It remains unclear how this will evolve in 2020, and we continue to monitor the situation closely. At this time, given our very limited direct credit and operational exposure to regions that have been significantly affected to date, we believe that the primary risk that the current coronavirus poses to us relates to the potential disruption of the global economy and the transportation and tourism industries, particularly in markets in which we operate. Spread of the coronavirus, in particular within the United States or Japan, could exacerbate its effect on us which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Among other things, the aforementioned events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel, any related safety concerns or limitations  and the prevailing weather patterns in the region, we could be disproportionally affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics or other actual or perceived severe health emergencies, including travel restrictions as a result of actual or perceived health emergencies that impact markets on which we depend. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

We own the building in Honolulu in which our principal office and headquarters are located. The building is the tallest building in downtown Honolulu and a prominent architectural landmark. We lease space in the building to a number of other businesses and, for the years ended December 31, 2019 and 2018, respectively, the leases in our headquarters generated $2.9 million, or approximately 1.0%, and $3.1 million, or approximately 1.2%, of our net income, respectively. In addition, as of December 31, 2019, over 600, or over a quarter of our employees work in our principal office. Given that we derive a portion of our income from leasing space in our principal office building and that the largest concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation. In addition to the impact this would have on our ability to service and interact with our clients, we may also lose the rental income we derive from tenants that occupy our Honolulu office building. Further, the value of our Honolulu office building, which accounted for approximately 37.6% of the net book value of our total premises and equipment, or $119.0 million, as of December 31, 2019, could significantly depreciate if such a catastrophic event were to occur. A significant event impacting our principal office building could have a material adverse effect on our business, financial condition or results of operations.

The value of the investment securities we own may decline in the future.

As of December 31, 2019, we owned investment securities with a fair market value of $4.1 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment (“OTTI”). The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize OTTI in future periods, which could adversely affect our business, results of operations or financial condition.

Loss of deposits could increase our funding costs.

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2019, we had $16.4 billion in deposits. Although we hold the largest share of the deposit market in Hawaii, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Our liquidity is dependent on dividends from First Hawaiian Bank.

We are a legal entity separate and distinct from our banking and other subsidiaries. Dividends from the Bank provide virtually all of our cash flow, including cash flow to pay dividends on our common stock and principal and interest on any debt we may incur. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. For example, Hawaii law only permits our bank to pay dividends out of retained earnings as defined under Hawaii banking law, which differs from retained earnings calculated under GAAP. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, liquidity or results of operations.

We may not be able to maintain consistent growth, earnings or profitability.

Although the Hawaii economy has experienced five consecutive years of economic expansion, there can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Our earnings may also be reduced by increased expenses associated with increased assets, such as additional employee compensation expense, inflation and investments in technology and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.

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

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the Great Recession (which we define as January 1, 2008 through December 31, 2009) has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

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

We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is central to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the automated extension of credit based on defined criteria and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will penetrate further into bank decision-making, and particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. In recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potentially fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. We are regularly the target of attempted electronic fraudulent activity, security breaches and cybersecurity-related attacks. Consistent with industry trends, we may face an increasing number of attempted cyberattacks as we expand our mobile and other internet-based products and services, and we provide more of these services to a greater number of individual customers. The increased use of mobile and cloud technologies can heighten these and other operational risks.

We also face risks related to cyberattacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us, our customers and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to ensure that our third-party vendors have appropriate controls in place to protect the confidentiality of the information they receive from us and our business, financial condition or results of operations could be adversely affected by a material breach of, or disruption to, the security of any of our or our vendors’ systems.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. For instance, we are in the process of implementing a new core system and modernizing our digital architecture, which is expected to be completed in 2021. Certain of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or may otherwise result in an increase, potentially a material increase, in our expenses. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition or results of operations.

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

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

We may originate and sell mortgage loans. Loans sold on the secondary market represented $18.0 million and $29.8 million of mortgage loans for the years ended December 31, 2019 and 2018, respectively. We rely on Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.

In 2011, Hawaii revised its rules for nonjudicial, or out-of-court, foreclosures. Prior to the revision, most lenders used the nonjudicial foreclosure method to handle foreclosures in Hawaii, as the process was less expensive and quicker than going through the court foreclosure process. After the revised rules went into effect, many lenders ended up forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Many lenders continue to exclusively use the judicial foreclosure process, making the foreclosure process very lengthy. Following a joint federal-state settlement regarding foreclosure practices, mortgage servicers have implemented new programs to assist borrowers with loss mitigation options. Federal and state loss mitigation requirements are now part of our annual audit requirements.

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

We depend to a significant extent on relationships with third-party service providers that provide services, primarily information technology services, that are critical to our operations. We utilize third-party core banking services and receive credit card and debit card services, Internet banking services, various information services and services complementary to our banking products from various third-party service providers. We are also exposed to the risk that a cyberattack, security breach or other information technology incident at a common vendor to our third-party service providers could impede their ability to provide services to us. We may not be able to effectively monitor or mitigate operational risks relating to the use of common vendors by third-party service providers. If any of our third-party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, credit card and debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could impact our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2019, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. See “Item 1. Business — Supervision and Regulation — Consumer Financial Protection.” The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of civil government attorneys on banks and the financial services industry generally. This focus has only intensified since the Great Recession, with regulators and civil government attorneys focusing on a variety of financial institution practices and requirements, including foreclosure practices, applicable consumer protection laws, classification of held for sale assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by OFAC. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.

In the normal course of business, from time to time, we may be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions have included, and may in the future include, claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. In 2010, the FDIC increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio. Assessment rates may be increased in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures during the Great Recession and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

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

The overall impact of the Tax Act is subject to the effect of numerous provisions in the Tax Act, including the imposition of a “base erosion and anti-abuse tax”, limitations on deductibility of interest, limitations on the deduction of certain executive compensation costs and limitations on the use of future net operating losses to 80% of taxable income, among other changes. The impact from certain of these and other provisions has reduced the benefit from the reduction in the statutory U.S. federal rate and increased the Company’s effective tax rate by approximately 0.40% in 2018 and 0.26% in 2019. The overall impact of the Tax Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact us. While we expect the Tax Act to have a net positive economic impact on us, it contains measures that could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. As new privacy-related laws and regulations, such as the California Consumer Privacy Act and any future laws and regulations which will be modeled after those laws, are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. This could result from, among other things, increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators, as well as heightened supervisory expectations regarding our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to BNPP’s Divestiture of Our Common Stock

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

BNPP, BWHI and we expect that no U.S. federal income taxes will be imposed on us in connection with the Reorganization Transactions. However, we paid state and local income taxes of approximately $95.4 million in June 2016 (which was partially offset by a federal tax reduction of approximately $33.4 million received through the intercompany settlement of estimated taxes in April 2017) in connection with the Reorganization Transactions (the “Expected Taxes”). BNPP, BWHI and we reported a total tax liability in connection with the Reorganization Transactions of $92.1 million (the “Return Taxes”) in the tax returns of various state and local jurisdictions. Pursuant to the Tax Sharing Agreement, we reimbursed BWHI approximately $2.1 million due to the Return Taxes being lower than the Expected Taxes. Such amount was recorded as an adjustment to additional paid-in capital. We could be subject to higher income tax liabilities in the event that the Internal Revenue Service (the “IRS”) or state and local tax authorities successfully assert that our income tax liabilities in respect of the Reorganization Transactions are higher than the Return Taxes. Under the terms of the Tax Sharing Agreement, BWHI is required to pay us for any such additional taxes on an “after-tax basis” (which means an amount determined by reducing the payment amount by any tax benefits derived by the Company and increasing the payment amount by any tax costs, including additional taxes, incurred by the Company as a result of such additional taxes and/or payments). See “Certain Related Party Transactions” in the Company’s Proxy Statement is incorporated herein by reference. If, however, our income tax liabilities with respect to the Reorganization Transactions are higher than the Return Taxes and BWHI fails to satisfy its payment obligations under the Tax Sharing Agreement, we could be liable for significantly higher federal and/or state income tax liabilities. We have not sought and will not seek any rulings from the IRS or state and local tax authorities regarding our expected tax treatment of the Reorganization Transactions.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in our quarterly results of operations;

●	recommendations or research reports about us or the financial services industry in general published by securities analysts;

●	the failure of securities analysts to cover, or continue to cover, us;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	news reports relating to trends, concerns and other issues in the financial services industry;

●	future sales of our common stock;

●	departure of our management team or other key personnel;

●	new technology used, or services offered, by competitors;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

●	litigation and governmental investigations; and

●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 20, 2020, we had a total of 129,931,457 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. We have granted awards covering 1,341,738 shares of our common stock under these plans as of December 31, 2019. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.

There also are provisions in our second amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and third amended and restated bylaws, which we refer to as our bylaws, such as limitations on the ability to call a special meeting of our stockholders and restrictions on stockholders’ ability to act by written consent, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn could have a material adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 58 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Lanai, Guam and Saipan as of December 31, 2019. We lease 34 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We are currently in the process of evaluating plans for more efficient usage of square footage, modernization and technological improvements to existing branches. We have closed and may close branches in certain circumstances to improve our efficiency.

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

As of February 20, 2020, there were 21 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs[1]
October 1, 2019 through October 31, 2019	453,505	$26.97	453,505	$38,961,524
November 1, 2019 through November 30, 2019	717,000	28.39	717,000	18,607,194
December 1, 2019 through December 31, 2019	170,367	28.47	170,367	13,757,598
Total	1,340,872	$27.92	1,340,872

(1)	In March 2019, the Company announced a share repurchase program for up to $100 million of its outstanding common stock during 2019. In August 2019, the Company announced a $50 million increase in its share repurchase program to up to $150 million of its outstanding common stock during 2019. On December 31, 2019, the share repurchase program for 2019 expired with $13.8 million remaining of the $150 million total repurchase amount authorized. In January 2020, the Company announced a share repurchase program for $80 million of its common stock during 2020. The timing and amount of share repurchases are influenced by various internal and external factors.

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

	1Q 2017	2Q 2017	3Q 2017	4Q 2017	1Q 2018	2Q 2018	3Q 2018	4Q 2018	1Q 2019	2Q 2019	3Q 2019	4Q 2019
First Hawaiian, Inc. Common Stock	$121.31	$119.40	$121.37	$122.43	$120.17	$127.60	$119.49	$96.18	$111.93	$112.31	$121.29	$130.46
S&P 500 Index	107.88	111.51	114.76	122.86	122.05	125.44	133.45	113.54	129.27	134.14	136.84	147.46
KBW Regional Banking Index	123.53	123.69	124.23	132.55	134.18	138.69	134.01	104.12	115.19	115.12	117.66	127.60

(1)	The investments in FHI were calculated using a volume weighted average price with a 10-day averaging period with dividends reinvested at the ex-dividend date.
(2)	The S&P 500 Index and KRX were calculated using a 10-day averaging period.

The stock performance depicted in the graph above should not be relied upon as indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

Financial Highlights
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Interest income	$678,692	$646,051	$570,768	$518,520	$483,846
Interest expense	105,290	79,733	41,964	26,848	22,521
Net interest income	573,402	566,318	528,804	491,672	461,325
Provision for loan and lease losses	13,800	22,180	18,500	8,600	9,900
Net interest income after provision for loan and lease losses	559,602	544,138	510,304	483,072	451,425
Noninterest income	192,533	178,993	205,605	226,037	219,111
Noninterest expense	370,437	364,953	347,554	337,280	327,309
Income before provision for income taxes	381,698	358,178	368,355	371,829	343,227
Provision for income taxes	97,306	93,784	184,673	141,651	129,447
Net income	$284,392	$264,394	$183,682	$230,178	$213,780
Basic earnings per share	$2.14	$1.93	$1.32	$1.65	$1.53
Diluted earnings per share	$2.13	$1.93	$1.32	$1.65	$1.53
Basic weighted-average outstanding shares	133,076,489	136,945,134	139,560,305	139,487,762	139,459,620
Diluted weighted-average outstanding shares	133,387,157	137,111,420	139,656,993	139,492,608	139,459,620
Dividends declared per share	$1.04	$0.96	$0.88	$0.62	$—
Dividend payout ratio	48.83%	49.74%	66.67%	37.27%	—%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$573,402	$566,318	$528,804	$491,672	$456,489
Core noninterest income	199,748	203,078	198,683	198,793	195,905
Core noninterest expense	367,623	358,561	342,097	331,060	327,309
Core net income	291,785	286,711	230,366	217,111	196,315
Core basic earnings per share	$2.19	$2.09	$1.65	$1.56	$1.41
Core diluted earnings per share	$2.19	$2.09	$1.65	$1.56	$1.41
Other Financial Information / Performance Ratios:
Net interest margin	3.20%	3.16%	2.99%	2.88%	2.78%
Core net interest margin (non-GAAP)(1),(2)	3.20%	3.16%	2.99%	2.88%	2.75%
Efficiency ratio	48.36%	48.96%	47.32%	46.99%	48.10%
Core efficiency ratio (non-GAAP)(1),(3)	47.55%	46.59%	47.02%	47.94%	50.17%
Return on average total assets	1.40%	1.31%	0.92%	1.19%	1.14%
Core return on average total assets (non-GAAP)(1),(4)	1.44%	1.42%	1.16%	1.12%	1.05%
Return on average tangible assets (non-GAAP)(10)	1.47%	1.37%	0.97%	1.26%	1.20%
Core return on average tangible assets (non-GAAP)(1),(5)	1.51%	1.49%	1.22%	1.18%	1.10%
Return on average total stockholders' equity	10.90%	10.76%	7.24%	8.96%	7.81%
Core return on average total stockholders' equity (non-GAAP)(1),(6)	11.18%	11.67%	9.08%	8.45%	7.18%
Return on average tangible stockholders' equity (non-GAAP)(10)	17.62%	18.08%	11.91%	14.64%	12.28%
Core return on average tangible stockholders' equity (non-GAAP)(1),(7)	18.08%	19.61%	14.93%	13.80%	11.28%
Noninterest expense to average assets	1.82%	1.80%	1.74%	1.74%	1.74%
Core noninterest expense to average assets (non-GAAP)(1),(8)	1.81%	1.77%	1.72%	1.71%	1.74%

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$694,017	$1,003,637	$1,034,644	$1,052,058	$2,650,195
Investment securities	4,075,644	4,498,342	5,234,658	5,077,514	4,027,265
Loans and leases	13,211,650	13,076,191	12,277,369	11,520,378	10,722,030
Allowance for loan and lease losses	130,530	141,718	137,253	135,494	135,484
Goodwill	995,492	995,492	995,492	995,492	995,492
Total assets	20,166,734	20,695,678	20,549,461	19,661,829	19,352,681
Total deposits	16,444,994	17,150,068	17,612,122	16,794,532	16,061,924
Short-term borrowings	400,000	—	—	9,151	216,151
Long-term borrowings	200,019	600,026	34	41	48
Total liabilities	17,526,476	18,170,839	18,016,910	17,185,344	16,615,740
Total stockholders' equity	2,640,258	2,524,839	2,532,551	2,476,485	2,736,941
Book value per share	$20.32	$18.72	$18.14	$17.75	$19.63
Tangible book value per share (non-GAAP)(10)	$12.66	$11.34	$11.01	$10.61	$12.49

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.04%	0.05%	0.08%	0.08%	0.16%
Allowance for loan and lease losses / total loans and leases	0.99%	1.08%	1.12%	1.18%	1.26%
Net charge-offs / average total loans and leases	0.19%	0.14%	0.14%	0.08%	0.09%

	December 31,
Capital Ratios(9):	2019	2018	2017	2016	2015
Common Equity Tier 1 Capital Ratio	11.88%	11.97%	12.45%	12.75%	15.31%
Tier 1 Capital Ratio	11.88%	11.97%	12.45%	12.75%	15.31%
Total Capital Ratio	12.81%	12.99%	13.50%	13.85%	16.48%
Tier 1 Leverage Ratio	8.79%	8.72%	8.52%	8.36%	9.84%
Total stockholders' equity to total assets	13.09%	12.20%	12.32%	12.60%	14.14%
Tangible stockholders' equity to tangible assets (non-GAAP)(10)	8.58%	7.76%	7.86%	7.93%	9.49%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP financial measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Net interest income	$573,402	$566,318	$528,804	$491,672	$461,325
Early loan termination(a)	—	—	—	—	(4,836)
Core net interest income (non-GAAP)	$573,402	$566,318	$528,804	$491,672	$456,489

Noninterest income	$192,533	$178,993	$205,605	$226,037	$219,111
Loss (gain) on sale of securities	2,715	—	—	(4,566)	(7,737)
(Gains) and costs associated with the sale of stock (Visa/MasterCard)	4,500	—	—	(22,678)	(4,584)
Gain on the sale of real estate and other assets	—	—	(6,922)	—	(3,414)
OTTI losses on available-for-sale debt securities	—	24,085	—	—	—
Other adjustments(a),(b)	—	—	—	—	(7,471)
Core noninterest income (non-GAAP)	$199,748	$203,078	$198,683	$198,793	$195,905

Noninterest expense	$370,437	$364,953	$347,554	$337,280	$327,309
Loss on litigation settlement(c)	—	(4,125)	—	—	—
One-time items(d)	(2,814)	(2,267)	(5,457)	(6,220)	—
Core noninterest expense (non-GAAP)	$367,623	$358,561	$342,097	$331,060	$327,309

Net income	$284,392	$264,394	$183,682	$230,178	$213,780
Early loan termination(a)	—	—	—	—	(4,836)
Loss (gain) on sale of securities	2,715	—	—	(4,566)	(7,737)
(Gains) and costs associated with the sale of stock (Visa/MasterCard)	4,500	—	—	(22,678)	(4,584)
Gain on the sale of real estate and other assets	—	—	(6,922)	—	(3,414)
OTTI losses on available-for-sale debt securities	—	24,085	—	—	—
Other noninterest income adjustments(b)	—	—	—	—	(7,471)
Loss on litigation settlement(c)	—	4,125	—	—	—
One-time noninterest expense items(d)	2,814	2,267	5,457	6,220	—
Tax Cuts and Jobs Act	—	—	47,598	—	—
Tax adjustments(e)	(2,636)	(8,160)	551	7,957	10,577
Total core adjustments	7,393	22,317	46,684	(13,067)	(17,465)
Core net income (non-GAAP)	$291,785	$286,711	$230,366	$217,111	$196,315

Basic earnings per share	$2.14	$1.93	$1.32	$1.65	$1.53
Diluted earnings per share	$2.13	$1.93	$1.32	$1.65	$1.53
Efficiency ratio	48.36%	48.96%	47.32%	46.99%	48.10%

Core basic earnings per share (non-GAAP)	$2.19	$2.09	$1.65	$1.56	$1.41
Core diluted earnings per share (non-GAAP)	$2.19	$2.09	$1.65	$1.56	$1.41
Core efficiency ratio (non-GAAP)	47.55%	46.59%	47.02%	47.94%	50.17%
(a)	Adjustments that are not material to our financial results have not been presented for certain periods.
(b)	Other adjustments included a one-time MasterCard signing bonus and a recovery of an investment that was previously written down for the year.
(c)	The Company reached an agreement in principle to resolve a putative class action lawsuit alleging that the Bank improperly charged certain overdraft fees. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the year ended December 31, 2018.
(d)	One-time items for the year ended December 31, 2019 included a nonrecurring payment to a former executive of the Company pursuant to the Bank’s Executive Change-in-Control Retention Plan, nonrecurring offering costs and the loss on our funding swap as a result of a 2019 decrease in the conversion rate of our Visa Class B restricted shares sold in 2016. One-time items for the year ended December 31, 2018 included public company transition-related costs, the loss on our funding swap as a result of a 2018 decrease in the conversion rate of the aforementioned Visa Class B restricted shares and nonrecurring offering costs. One-time items for the year-ended December 31, 2017 included salaries and benefits stemming from the Tax Act, nonrecurring offering costs and public company transition-related costs. One-time items for the year-ended December 31, 2016 included public company transition-related costs and nonrecurring offering costs.
(e)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period, exclusive of one-time Tax Act expense.

(2)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see the GAAP to Non-GAAP Reconciliation Table.

(3)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see the GAAP to Non-GAAP Reconciliation Table.

(4)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(5)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(6)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(7)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(8)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see the GAAP to Non-GAAP Reconciliation Table.

(9)	The change in our capital ratios from December 31, 2015 to December 31, 2016 was primarily due to distributions of $363.6 million made in connection with the Reorganization Transactions.

(10)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Noninterest expense	$370,437	$364,953	$347,554	$337,280	$327,309
Core noninterest expense	$367,623	$358,561	$342,097	$331,060	$327,309

Net income	$284,392	$264,394	$183,682	$230,178	$213,780
Core net income	$291,785	$286,711	$230,366	$217,111	$196,315

Average total stockholders' equity	$2,609,432	$2,457,771	$2,538,341	$2,568,219	$2,735,786
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,613,940	$1,462,279	$1,542,849	$1,572,727	$1,740,294

Average total assets	$20,325,697	$20,247,135	$19,942,807	$19,334,653	$18,785,701
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible assets	$19,330,205	$19,251,643	$18,947,315	$18,339,161	$17,790,209

Return on average total stockholders' equity	10.90%	10.76%	7.24%	8.96%	7.81%
Core return on average total stockholders' equity (non-GAAP)	11.18%	11.67%	9.08%	8.45%	7.18%
Return on average tangible stockholders' equity (non-GAAP)	17.62%	18.08%	11.91%	14.64%	12.28%
Core return on average tangible stockholders' equity (non-GAAP)	18.08%	19.61%	14.93%	13.80%	11.28%

Return on average total assets	1.40%	1.31%	0.92%	1.19%	1.14%
Core return on average total assets (non-GAAP)	1.44%	1.42%	1.16%	1.12%	1.05%
Return on average tangible assets (non-GAAP)	1.47%	1.37%	0.97%	1.26%	1.20%
Core return on average tangible assets (non-GAAP)	1.51%	1.49%	1.22%	1.18%	1.10%

Noninterest expense to average assets	1.82%	1.80%	1.74%	1.74%	1.74%
Core noninterest expense to average assets (non-GAAP)	1.81%	1.77%	1.72%	1.71%	1.74%

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total stockholders' equity	$2,640,258	$2,524,839	$2,532,551	$2,476,485	$2,736,941
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible stockholders' equity	$1,644,766	$1,529,347	$1,537,059	$1,480,993	$1,741,449

Total assets	$20,166,734	$20,695,678	$20,549,461	$19,661,829	$19,352,681
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible assets	$19,171,242	$19,700,186	$19,553,969	$18,666,337	$18,357,189

Shares outstanding	129,928,479	134,874,302	139,588,782	139,530,654	139,459,620

Total stockholders' equity to total assets	13.09%	12.20%	12.32%	12.60%	14.14%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.58%	7.76%	7.86%	7.93%	9.49%

Book value per share	$20.32	$18.72	$18.14	$17.75	$19.63
Tangible book value per share (non-GAAP)	$12.66	$11.34	$11.01	$10.61	$12.49

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined or the discontinuance of LIBOR; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to maintain our Bank's reputation; the future value of the investment securities that we own; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and man-made and natural disasters; our ability to maintain consistent growth, earnings and profitability; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

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

As of December 31, 2019, we were the largest full-service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2019, we had $20.2 billion of assets, $13.2 billion of gross loans and leases and $16.4 billion of deposits. We also generated $284.4 million of net income or diluted earnings per share of $2.13 per share for the year ended December 31, 2019. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Hawaii Economy

Hawaii’s economy continued to reflect stable growth during 2019, led in large part by a strong tourism industry and steady labor and real estate market conditions. Hawaii’s tourism industry remained robust in 2019. Visitor arrivals for the year ended December 31, 2019 increased by 5.4% compared to 2018, and total visitor spending for the year ended December 31, 2019 increased by 1.4% compared to 2018 according to the Hawaii Tourism Authority. Visitor arrivals and spending increased, in particular, from U.S. mainland and Japanese visitors. The statewide seasonally-adjusted unemployment rate was 2.6% in both December 2019 and 2018 according to the Hawaii State Department of Labor & Industrial Relations. The national seasonally-adjusted unemployment rate was 3.5% in December 2019 compared to 3.9% in December 2018. The volume of single-family home sales on Oahu increased by 3.9% for the year ended December 31, 2019 compared to 2018, while the volume of condominium sales on Oahu decreased by 4.8% for the year ended December 31, 2019 compared to 2018 according to the Honolulu Board of Realtors. The median price of single-family home sales on Oahu was $789,000 for the year ended December 31, 2019 or a decrease of 0.1% compared to the same period in 2018. The median price of condominium sales on Oahu was $425,000 for the year ended December 31, 2019 or an increase of 1.2% compared to the same period in 2018. As of December 31, 2019, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.5 months and 3.4 months, respectively.

Although Hawaii’s economy continued to reflect stable growth in 2019, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. In 2019, the U.S. economy grew at a solid pace, although the growth rate slowed compared to 2018. Japanese economic growth slowed down in the second half of 2019, with fourth quarter GDP contracting at a rate of approximately 6% on an annualized basis. Locally, we continue to monitor tourism and construction activity in Hawaii and the local economy’s ability to absorb further planned expansion given deteriorating home affordability in Hawaii. Nationally and globally, we continue to monitor the movement of interest rates in the U.S., global economic weakening, ongoing trade disputes and political uncertainty.

These and other key factors could impact our profitability in future reporting periods. See “Risk Factors – Risks Related to Our Business”.

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

Financial Highlights

Net income was $284.4 million for the year ended December 31, 2019, an increase of $20.0 million or 8% as compared to the same period in 2018. Basic earnings per share was $2.14 per share for the year ended December 31, 2019, an increase of $0.21 per share or 11% as compared to the same period in 2018. Diluted earnings per share was $2.13 for the year ended December 31, 2019, an increase of $0.20 or 10% as compared to the same period in 2018. The increase was primarily due to a $13.5 million increase in noninterest income, an $8.4 million decrease in the provision for loan and lease losses (the “Provision”) and a $7.1 million increase in net interest income, partially offset by a $5.5 million increase in noninterest expense and a $3.5 million increase in the provision for income taxes.

Net income for the year ended December 31, 2019 was negatively impacted by a $4.5 million charge on the funding swap for the Visa Class B restricted shares sold in 2016 as well as $2.7 million losses on available-for-sale debt securities. Core net income was $291.8 million for the year ended December 31, 2019, an increase of $5.1 million or 2% as compared to the same period in 2018. Core basic and diluted earnings per share were both $2.19 for the year ended December 31, 2019, an increase of $0.10 or 5% as compared to the same period in 2018. Core net income and core basic and diluted earnings per share are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for core net income and core basic and diluted earnings per share, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Net income was $264.4 million for the year ended December 31, 2018, an increase of $80.7 million or 44% as compared to the same period in 2017. Basic and diluted earnings per share were $1.93 for the year ended December 31, 2018, an increase of $0.61 or 46% as compared to the same period in 2017. The increase was primarily due to a $90.9 million decrease in the provision for income taxes and a $37.5 million increase in net interest income, partially offset by a $26.6 million decrease in noninterest income, a $17.4 million increase in noninterest expense and a $3.7 million increase in the Provision.

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

Our return on average total assets was 1.40% for the year ended December 31, 2019, an increase of nine basis points as compared to the same period in 2018, and our return on average total stockholders’ equity was 10.90% for the year ended December 31, 2019, an increase of 14 basis points as compared to the same period in 2018. Our return on average tangible assets was 1.47% for the year ended December 31, 2019, an increase of 10 basis points as compared to the same period in 2018, and our return on average tangible stockholders’ equity was 17.62% for the year ended December 31, 2019, a decrease of 46 basis points as compared to the same period in 2018. We continued to manage our expenses as our efficiency ratio was 48.36% for the year ended December 31, 2019 as compared to 48.96% for the same period in 2018. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Our return on average total assets was 1.31% for the year ended December 31, 2018, an increase of 39 basis points as compared to the same period in 2017, and our return on average total stockholders’ equity was 10.76% for the year ended December 31, 2018, an increase of 352 basis points as compared to the same period in 2017. Our return on average tangible assets was 1.37% for the year ended December 31, 2018, an increase of 40 basis points as compared to the same period in 2017, and our return on average tangible stockholders’ equity was 18.08% for the year ended December 31, 2018, an increase of 617 basis points as compared to the same period in 2017. We continued to prudently manage our expenses as our efficiency ratio was 48.96% for the year ended December 31, 2018 as compared to 47.32%

for the same period in 2017. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Our results for the year ended December 31, 2019 were highlighted by the following:

●	Net interest income was $573.4 million for the year ended December 31, 2019, an increase of $7.1 million or 1% as compared to the same period in 2018. Our net interest margin was 3.20% for the year ended December 31, 2019, an increase of four basis points as compared to the same period in 2018. The increase in net interest income was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings.

●	The Provision was $13.8 million for the year ended December 31, 2019, a decrease of $8.4 million or 38% as compared to the same period in 2018. This decrease was partially due to the sale of $408.9 million commercial and industrial loans during the year ended December 31, 2019. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $192.5 million for the year ended December 31, 2019, an increase of $13.5 million or 8% as compared to the same period in 2018. The increase was primarily due to the absence of $24.1 million OTTI losses on available-for-sale debt securities, a $6.3 million increase in bank-owned life insurance (“BOLI”) income, a $3.8 million increase in trust and investment services income, a $1.7 million increase in service charges on deposit accounts and a $1.0 million increase in credit and debit card fees. This was partially offset by an $18.6 million decrease in other noninterest income, a $2.7 million net loss on investment securities and a $2.1 million decrease on other service charges and fees.

●	Noninterest expense was $370.4 million for the year ended December 31, 2019, an increase of $5.5 million or 2% as compared to the same period in 2018. The increase in noninterest expense was primarily due to a $6.5 million increase in contracted services and professional fees, a $5.9 million increase in salaries and employee benefits, a $5.1 million increase in card rewards program expenses, a $2.1 million increase in advertising and marketing expenses and a $1.4 million increase in occupancy expenses, partially offset by an $8.4 million decrease in other noninterest expense and a $6.8 million decrease in regulatory assessment and fees.

Our results for the year ended December 31, 2018 were highlighted by the following:

●	Net interest income was $566.3 million for the year ended December 31, 2018, an increase of $37.5 million or 7% as compared to the same period in 2017. Our net interest margin was 3.16% for the year ended December 31, 2018, an increase of 17 basis points as compared to the same period in 2017. The increase in net interest income was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio, partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs.

●	The Provision was $22.2 million for the year ended December 31, 2018, an increase of $3.7 million or 20% as compared to the same period in 2017. The Provision is recorded to maintain the Allowance at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $179.0 million for the year ended December 31, 2018, a decrease of $26.6 million or 13% as compared to the same period in 2017. The decrease was primarily due to $24.1 million in OTTI losses on available-for-sale debt securities, a $4.1 million decrease in BOLI income, a $3.8 million decrease in service charges on deposit accounts and a $1.4 million decrease in other noninterest income, partially offset by a $4.3 million increase in other service charges and fees and a $1.7 million increase in credit and debit card fees.

●	Noninterest expense was $365.0 million for the year ended December 31, 2018, an increase of $17.4 million or 5% as compared to the same period in 2017. The increase in noninterest expense was primarily due to a $4.8 million increase in other noninterest expense, a $4.8 million increase in contracted services and professional fees, a $4.1 million increase in salaries and employee benefits, a $3.8 million increase in occupancy and $1.5 million increase in card rewards program expenses, partially offset by a $1.4 million decrease in advertising and marketing expenses.

During 2019, we continued to benefit from a stable Hawaii economy as reflected in the continued growth in our commercial real estate and residential real estate loan portfolios. Our investment securities portfolio remained strong as we continued to invest in high-grade investment securities. We also continued to maintain adequate reserves for loan and lease losses and high levels of capital.

●	Total loans and leases were $13.2 billion as of December 31, 2019, an increase of $135.5 million or 1% as compared to December 31, 2018. Growth was particularly strong in our commercial real estate and residential real estate mortgage portfolios. Growth in our commercial real estate portfolio was a reflection of the demand by both investors and owner occupants to acquire new real estate assets in a low interest rate environment. Growth in our residential real estate mortgage portfolio was a reflection of the demand by owner occupants to refinance in a low interest rate environment. This growth was partially offset by the sale of $408.9 million commercial and industrial loans during the year ended December 31, 2019.

●	The Allowance was $130.5 million as of December 31, 2019, a decrease of $11.2 million or 8% from December 31, 2018. The ratio of our Allowance to total loans and leases outstanding decreased to 0.99% as of December 31, 2019, compared to 1.08% as of December 31, 2018. The overall level of the Allowance was commensurate with our stable credit risk profile and the Hawaii economy.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $4.1 billion as of December 31, 2019, a decrease of $422.7 million or 9% compared to December 31, 2018. The lower balances in investment securities were primarily due to redeploying runoff to fund growth in loans. Additionally, a restructuring of the investment portfolio was conducted in January 2019, whereby sales and purchases were conducted to improve the risk profile and return of the investment portfolio.

●	Total deposits were $16.4 billion as of December 31, 2019, a decrease of $705.1 million or 4% from December 31, 2018. The decrease in total deposits was primarily due to a $502.0 million decrease in public time deposits, a $140.8 million decrease in money market deposit balances and a $127.9 million decrease in demand deposit balances, partially offset by a $145.6 million increase in savings deposit balances.

●	Total stockholders’ equity was $2.6 billion as of December 31, 2019, an increase of $115.4 million or 5% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the year ended December 31, 2019 of $284.4 million, a $100.4 million decrease in accumulated other comprehensive loss, net of tax, and equity-based awards of $5.1 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $138.2 million and common stock repurchases of $136.2 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2019, 2018, and 2017, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates									Table 1
	Year Ended			Year Ended			Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$437.8	$9.3	2.11%	$460.8	$8.3	1.81%	$507.3	$5.5	1.09%
Available-for-Sale Investment Securities	4,310.2	92.5	2.15	4,843.0	107.1	2.21	5,201.5	102.3	1.97
Loans Held for Sale	1.0	—	2.53	1.0	—	3.60	—	—	—
Loans and Leases(1)
Commercial and industrial	2,987.3	122.8	4.11	3,105.4	121.9	3.93	3,230.2	103.6	3.21
Commercial real estate	3,176.6	143.9	4.53	2,918.5	118.7	4.07	2,643.6	96.7	3.66
Construction	547.7	25.5	4.65	623.6	25.8	4.13	537.8	18.6	3.45
Residential:
Residential mortgage	3,626.0	150.9	4.16	3,254.9	138.4	4.25	2,956.3	126.2	4.27
Home equity line	910.7	34.1	3.74	874.2	32.2	3.68	865.2	29.6	3.43
Consumer	1,652.8	91.8	5.56	1,633.2	88.2	5.40	1,540.0	83.1	5.40
Lease financing	162.6	5.0	3.08	160.4	4.7	2.91	171.5	4.9	2.87
Total Loans and Leases	13,063.7	574.0	4.39	12,570.2	529.9	4.22	11,944.6	462.7	3.87
Other Earning Assets	79.8	2.9	3.66	36.5	0.7	1.93	27.5	0.3	1.04
Total Earning Assets(2)	17,892.5	678.7	3.79	17,911.5	646.0	3.61	17,680.9	570.8	3.23
Cash and Due from Banks	340.1			328.3			321.4
Other Assets	2,093.1			2,007.3			1,940.5
Total Assets	$20,325.7			$20,247.1			$19,942.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$4,840.6	$16.6	0.34%	$4,638.6	$11.0	0.24%	$4,475.2	$3.9	0.09%
Money Market	3,123.5	27.8	0.89	2,833.4	15.2	0.53	2,576.0	3.3	0.13
Time	2,882.9	43.5	1.51	3,743.5	46.8	1.25	4,096.4	34.8	0.85
Total Interest-Bearing Deposits	10,847.0	87.9	0.81	11,215.5	73.0	0.65	11,147.6	42.0	0.38
Short-Term Borrowings	209.8	5.9	2.82	39.9	0.8	2.13	2.2	—	0.80
Long-Term Borrowings	406.6	11.5	2.83	206.0	5.9	2.87	—	—	—
Total Interest-Bearing Liabilities	11,463.4	105.3	0.92	11,461.4	79.7	0.70	11,149.8	42.0	0.38
Net Interest Income		$573.4			$566.3			$528.8
Interest Rate Spread			2.87%			2.91%			2.85%
Net Interest Margin			3.20%			3.16%			2.99%
Noninterest-Bearing Demand Deposits	5,766.4			5,899.9			5,868.8
Other Liabilities	486.5			428.0			385.9
Stockholders' Equity	2,609.4			2,457.8			2,538.3
Total Liabilities and Stockholders' Equity	$20,325.7			$20,247.1			$19,942.8
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the years ended December 31, 2019, 2018 and 2017, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income						Table 2
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to December 31, 2018			Compared to December 31, 2017
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.4)	$1.4	$1.0	$(0.5)	$3.3	$2.8
Available-for-Sale Investment Securities	(11.7)	(2.9)	(14.6)	(7.3)	12.2	4.9
Loans and Leases
Commercial and industrial	(4.7)	5.6	0.9	(4.1)	22.4	18.3
Commercial real estate	11.0	14.2	25.2	10.6	11.5	22.1
Construction	(3.3)	3.0	(0.3)	3.2	4.0	7.2
Residential:
Residential mortgage	15.6	(3.1)	12.5	12.7	(0.4)	12.3
Home equity line	1.4	0.5	1.9	0.3	2.2	2.5
Consumer	1.0	2.6	3.6	5.0	—	5.0
Lease financing	—	0.3	0.3	(0.3)	0.1	(0.2)
Total Loans and Leases	21.0	23.1	44.1	27.4	39.8	67.2
Other Earning Assets	1.3	0.9	2.2	0.1	0.3	0.4
Total Change in Interest Income	10.2	22.5	32.7	19.7	55.6	75.3

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.5	5.1	5.6	0.1	7.0	7.1
Money Market	1.7	10.9	12.6	0.4	11.5	11.9
Time	(11.9)	8.6	(3.3)	(3.2)	15.2	12.0
Total Interest-Bearing Deposits	(9.7)	24.6	14.9	(2.7)	33.7	31.0
Short-Term Borrowings	4.7	0.4	5.1	0.8	0.1	0.9
Long-Term Borrowings	5.7	(0.1)	5.6	5.9	—	5.9
Total Change in Interest Expense	0.7	24.9	25.6	4.0	33.8	37.8
Change in Net Interest Income	$9.5	$(2.4)	$7.1	$15.7	$21.8	$37.5
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $573.4 million for the year ended December 31, 2019, an increase of $7.1 million or 1% as compared to the same period in 2018. Our net interest margin was 3.20% for the year ended December 31, 2019, an increase of four basis points as compared to the same period in 2018. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings. For the year ended December 31, 2019, the average balance of our loans and leases was $13.1 billion, an increase of $493.5 million or 4% compared to the same period in 2018. The higher average balance in loans and leases was primarily due to growth in our residential mortgage and commercial real estate lending portfolios, partially offset by declines in our commercial and industrial portfolio. Yields on our loans and leases were 4.39% for the year ended December 31, 2019, an increase of 17 basis points as compared to the same period in 2018. We experienced an increase in our yields from total loans primarily due to increases in adjustable rate commercial real estate loans, which are typically based on the LIBOR. For the year ended December 31, 2019, the average balance of our investment securities portfolio decreased $532.8 million or 11% to $4.3 billion. Yields on our investment securities portfolio were 2.15% for the year ended December 31, 2019, a decrease of six basis points from the same period in 2018. Deposit funding costs were $87.9 million for the year ended December 31, 2019, an increase of $14.9 million compared to the same period in 2018. Rates paid on our interest-bearing deposits were 81 basis points for the year ended December 31, 2019, an increase of 16 basis points compared to the same period in 2018. While we experienced higher rates paid on all interest-bearing deposit categories in the year ended December 31, 2019, high rates were paid on our money market deposits with an increase of 36 basis points compared to the same period in 2018. For the year ended December 31, 2019, the average balance of our total borrowings was $616.4 million, an increase of $370.5 million as compared to the same period in 2018. This was primarily due to increases in FHLB fixed-rate advances during the year ended December 31, 2019 compared to the same period in 2018.

Net interest income, on a fully taxable-equivalent basis, was $566.3 million for the year ended December 31, 2018, an increase of $37.5 million or 7% as compared to the same period in 2017. Our net interest margin was 3.16% for the year ended December 31, 2018, an increase of 17 basis points as compared to the same period in 2017. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in most loan categories and higher yields in our investment securities portfolio. This was partially offset by lower average balances in our investment securities portfolio and higher deposit funding costs. For the year ended December 31, 2018, the average balance of our loans and leases was $12.6 billion, an increase of $625.6 million or 5% compared to the same period in 2017. The higher average balance in loans and leases was primarily due to growth in our residential mortgage, commercial real estate, consumer and construction lending portfolios, partially offset by declines in our commercial and industrial portfolio. Yields on our loans and leases were 4.22% for the year ended December 31, 2018, an increase of 35 basis points as compared to the same period in 2017. We experienced an increase in our yields from total loans primarily due to increases in adjustable rate commercial loans, which are typically based on the LIBOR. For the year ended December 31, 2018, the average balance of our investment securities portfolio decreased $358.5 million or 7% to $4.8 billion. Yields on our investment securities portfolio were 2.21% for the year ended December 31, 2018, an increase of 24 basis points from the same period in 2017. Deposit funding costs were $73.0 million for the year ended December 31, 2018, an increase of $31.0 million compared to the same period in 2017. Rates paid on our interest-bearing deposits were 65 basis points for the year ended December 31, 2018, an increase of 27 basis points compared to the same period in 2017. While we experienced higher rates paid on all interest-bearing deposit categories in the year ended December 31, 2018, particularly high rates were paid on our time deposits with an increase of 40 basis points compared to the same period in 2017.

Provision for Loan and Lease Losses

The Provision was $13.8 million for the year ended December 31, 2019, which represented a decrease of $8.4 million compared to the same period in 2018. We recorded net charge-offs of $25.0 million and $17.7 million for the years ended December 31, 2019 and 2018, respectively. This represented net charge-offs of 0.19% and 0.14% of total average loans and leases for the years ended December 31, 2019 and 2018, respectively. The Allowance was $130.5 million and $141.7 million as of December 31, 2019 and 2018, respectively, and represented 0.99% of total outstanding loans and leases as of December 31, 2019, compared to 1.08% of total outstanding loans and leases as of December 31, 2018. The Provision is recorded to maintain the Allowance at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for the years ended December 31, 2019, 2018 and 2017:

Noninterest Income									Table 3
	Year Ended December 31,			Change			Change
(dollars in thousands)	2019	2018	2017	2019	vs.	2018	2018	vs.	2017
Service charges on deposit accounts	$33,778	$32,036	$35,807	$1,742		5%	$(3,771)		(11)%
Credit and debit card fees	66,749	65,716	64,049	1,033		2	1,667		3
Other service charges and fees	36,253	38,316	34,063	(2,063)		(5)	4,253		12
Trust and investment services income	35,102	31,324	30,485	3,778		12	839		3
Bank-owned life insurance	15,479	9,217	13,283	6,262		68	(4,066)		(31)
Investment securities losses, net	(2,715)	—	—	(2,715)		n.m.	—		—
OTTI losses on available-for-sale debt securities	—	(24,085)	—	24,085		n.m.	(24,085)		n.m.
Other	7,887	26,469	27,918	(18,582)		(70)	(1,449)		(5)
Total noninterest income	$192,533	$178,993	$205,605	$13,540		8%	$(26,612)		(13)%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2018 to the same period in 2019 and from the year ended December 31, 2017 to the same period in 2018.

Total noninterest income was $192.5 million for the year ended December 31, 2019, an increase of $13.5 million or 8% as compared to the same period in 2018. Total noninterest income was $179.0 million for the year ended December 31, 2018, a decrease of $26.6 million or 13% as compared to the same period in 2017.

Service charges on deposit accounts were $33.8 million for the year ended December 31, 2019, an increase of $1.7 million or 5% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in overdraft and checking account fees, a $0.6 million increase in account analysis service charges and a $0.3 million increase in ATM interchange fees from customers. Service charges on deposit accounts were $32.0 million for the year ended December 31, 2018, a decrease of $3.8 million or 11% as compared to the same period in 2017. This decrease was primarily due to a $3.7 million decrease in account analysis service charges due to higher earning credit rates that offset fee income.

Credit and debit card fees were $66.7 million for the year ended December 31, 2019, an increase of $1.0 million or 2% as compared to the same period in 2018. This increase was primarily due to a $2.8 million increase in interchange settlement fees, partially offset by a $1.2 million decrease in merchant service revenues and a $0.5 million decrease in debit account interchange fees and ATM surcharge fees. Credit and debit card fees were $65.7 million for the year ended December 31, 2018, an increase of $1.7 million or 3% as compared to the same period in 2017. This increase was primarily due to a $2.0 million increase in merchant service revenues and a $1.5 million increase in interchange settlement fees, partially offset by a $1.6 million increase in network association dues.

Other service charges and fees were $36.3 million for the year ended December 31, 2019, a decrease of $2.1 million or 5% as compared to the same period in 2018. This decrease was primarily due to a $2.1 million decrease in fee income from our cash management services. Other service charges and fees were $38.3 million for the year ended December 31, 2018, an increase of $4.3 million or 12% as compared to the same period in 2017. This increase was primarily due to a $2.5 million increase in fees from the sale of annuities and securities, a $0.8 million increase in fee income from our cash management services, a $0.6 million increase in fees from standby letters of credit arrangements and a $0.5 million increase in residential mortgage loan servicing fees.

Trust and investment services income was $35.1 million for the year ended December 31, 2019, an increase of $3.8 million or 12% as compared to the same period in 2018. This increase was primarily due to a $3.1 million increase in business cash management fees and a $1.0 million increase in investment management fees. Trust and investment services income was $31.3 million for the year ended December 31, 2018, an increase of $0.8 million or 3% as compared to the same period in 2017. This increase was primarily due to a $0.5 million increase in investment management fees and a $0.3 million increase in business cash management fees.

BOLI income was $15.5 million for the year ended December 31, 2019, an increase of $6.3 million or 68% as compared to the same period in 2018. This increase was primarily due to a $4.9 million increase in BOLI earnings as well as a $1.4 million increase in death benefits received. BOLI income was $9.2 million for the year ended December 31, 2018, a decrease of $4.1 million or 31% as compared to the same period in 2017. This decrease was primarily due to a $3.4 million decrease in BOLI earnings and a $0.6 million decrease in death benefits received.

Net losses on the sale of investment securities were $2.7 million for the year ended December 31, 2019, a decrease of $2.7 million as compared to the same period in 2018. The net loss was primarily due to the investment portfolio restructuring and sale of the 48 investment securities for which a non-credit related OTTI write-down was recorded in December 2018 as a result of our intent to sell as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million.

There were no OTTI losses on available-for-sale debt securities during the year ended December 31, 2019. OTTI losses on available-for-sale debt securities were $24.1 million for the year ended December 31, 2018, an increase of $24.1 million as compared to the same period in 2017. OTTI losses on available-for-sale debt securities for the year ended December 31, 2018 were due to our intent to sell 48 securities with a book value of $898.2 million, which were sold in 2019. As a result, we recorded an OTTI write-down of $24.1 million, representing the entire difference between the amortized cost basis and fair value of the securities, during December 2018.

Other noninterest income was $7.9 million for the year ended December 31, 2019, a decrease of $18.6 million or 70% as compared to the same period in 2018. The decrease in other noninterest income was primarily due to a $13.2 million decrease in net gains recognized in income related to derivative contracts, a portion of which was attributable to the costs associated with the sale of Visa Class B restricted shares of $4.5 million recorded during the year ended December 31, 2019. The decrease was additionally due to a $2.8 million decrease in customer-related interest rate swap fees, $1.1 million loss on the sale of residential loans to government-sponsored enterprises and a $1.3 million decrease in gains on the sale of leased equipment. Other noninterest income was $26.5 million for the year ended December 31, 2018, a decrease of $1.4 million or 5% as compared to the same period in 2017. The decrease in other noninterest income was primarily due to a $7.0 million decrease related to gains on the sale of bank properties in 2017, a $2.2 million decrease in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $0.8 million decrease related to insurance proceeds from severe weather which affected the Hawaiian Islands and a $0.6 million decrease in merchant discount fees related to debit card transactions. This was partially offset by a $7.0 million increase in net gains recognized in income related to derivative contracts, a $1.2 million increase in gains on the sale of leased equipment and a $1.2 million general excise tax refund.

Noninterest Expense

Table 4 presents the major components of noninterest expense for the years ended December 31, 2019, 2018 and 2017:

Noninterest Expense									Table 4
	Year Ended December 31,			Change			Change
(dollars in thousands)	2019	2018	2017	2019	vs.	2018	2018	vs.	2017
Salaries and employee benefits(1)	$173,098	$167,162	$163,086	$5,936		4%	$4,076		2%
Contracted services and professional fees	56,321	49,775	45,011	6,546		13	4,764		11
Occupancy	28,753	27,330	23,485	1,423		5	3,845		16
Equipment	17,343	17,714	17,247	(371)		(2)	467		3
Regulatory assessment and fees	7,390	14,217	14,907	(6,827)		(48)	(690)		(5)
Advertising and marketing	6,910	4,813	6,191	2,097		44	(1,378)		(22)
Card rewards program	29,961	24,860	23,363	5,101		21	1,497		6
Other(1)	50,661	59,082	54,264	(8,421)		(14)	4,818		9
Total noninterest expense	$370,437	$364,953	$347,554	$5,484		2%	$17,399		5%

(1)	The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such $12.3 million previously reported in salaries and employee benefits were reclassified to other noninterest expense for the year ending December 31, 2017.

Total noninterest expense was $370.4 million for the year ended December 31, 2019, an increase of $5.5 million or 2% as compared to the same period in 2018. Total noninterest expense was $365.0 million for the year ended December 31, 2018, an increase of $17.4 million or 5% as compared to the same period in 2017.

Salaries and employee benefits expense was $173.1 million for the year ended December 31, 2019, an increase of $5.9 million or 4% as compared to the same period in 2018. This increase was primarily due to a $4.5 million increase in incentive compensation and a $1.7 million increase in other compensation, primarily related to costs incurred for a nonrecurring payment pursuant to the Bank’s Executive Change-in-Control Retention Plan, partially offset by a $0.5 million decrease in base salaries and related payroll taxes. Salaries and employee benefits expense was $167.2 million for the year ended December 31, 2018, an increase of $4.1 million or 2% as compared to the same period in 2017. This increase was primarily due to a $7.7 million increase in base salaries and related payroll taxes and a $2.4 million increase in group health plan costs. This was partially offset by a $2.4 million increase in deferred loan origination costs, a $2.1 million decrease in incentive compensation and a $1.4 million decrease in other compensation, primarily related to bonuses to employees due to the benefits from the Tax Act being passed in December 2017.

Contracted services and professional fees were $56.3 million for the year ended December 31, 2019, an increase of $6.5 million or 13% as compared to the same period in 2018. This increase was primarily due to a $5.3 million increase in contracted data processing, primarily related to system upgrades and product enhancements, and a $2.6 million increase in outside services, primarily attributable to marketing and new customer services. This was partially offset by a $1.6 million decrease in audit, legal and consultant fees. Contracted services and professional fees were $49.8 million for the year ended December 31, 2018, an increase of $4.8 million or 11% as compared to the same period in 2017. This increase was primarily due to a $2.5 million increase in outside services, primarily attributable to marketing and new customer services and a $1.9 million increase in contracted data processing, primarily related to new merchant billing services.

Occupancy expense was $28.8 million for the year ended December 31, 2019, an increase of $1.4 million or 5% as compared to the same period in 2018. This increase was primarily due to a $0.9 million decrease in net sublease rental income and a $0.6 million increase in real property tax expense. Occupancy expense was $27.3 million for the year ended December 31, 2018, an increase of $3.8 million or 16% as compared to the same period in 2017. This increase was primarily due to a $2.6 million decrease in net sublease rental income, a $1.5 million increase in building maintenance expense and a $0.6 million increase in utilities expense. This was partially offset by a $0.9 million decrease in ATM rent expense.

Equipment expense was $17.3 million for the year ended December 31, 2019, a decrease of $0.4 million or 2% as compared to the same period in 2018. Equipment expense was $17.7 million for the year ended December 31, 2018, an increase of $0.5 million or 3% as compared to the same period in 2017.

Regulatory assessment and fees were $7.4 million for the year ended December 31, 2019, a decrease of $6.8 million or 48% as compared to the same period in 2018. Regulatory assessment and fees were $14.2 million for the year ended December 31, 2018, a decrease of $0.7 million or 5% as compared to the same period in 2017. Starting in the third quarter of 2016, there was a change in the calculation of the FDIC insurance assessment and the adoption of an additional surcharge, which resulted in a higher insurance rate. This additional surcharge required by the FDIC ended during the third quarter of 2018. The decrease of the regulatory assessment and fees for the year ended December 31, 2019 as compared to the same period in 2018 was based on the exclusion of the additional surcharge for all twelve months of 2019. The decrease of the regulatory assessment and fees for the year ended December 31, 2018 as compared to the same period in 2017 was based on the exclusion of the additional surcharge for the last three months of 2018.

Advertising and marketing expense was $6.9 million for the year ended December 31, 2019, an increase of $2.1 million or 44% as compared to the same period in 2018. This increase was primarily due to a $1.8 million decrease in vendor reimbursements and a $0.3 million increase in advertising costs. Advertising and marketing expense was $4.8 million for the year ended December 31, 2018, a decrease of $1.4 million or 22% as compared to the same period in 2017. This decrease was primarily due to a $2.0 million increase in vendor reimbursements, partially offset by a $0.6 million increase in advertising costs.

Card rewards program expense was $30.0 million for the year ended December 31, 2019, an increase of $5.1 million or 21% as compared to the same period in 2018. This increase was primarily due to a $2.3 million increase in priority rewards card redemptions, a $2.1 million increase in interchange fees paid to our credit card partners and a $0.6 million increase in credit card cash reward redemptions. Card rewards program expense was $24.9 million for the year ended December 31, 2018, an increase of $1.5 million or 6% as compared to the same period in 2017. This increase was primarily due to a $1.6 million increase in credit card cash reward redemptions.

Other noninterest expense was $50.7 million for the year ended December 31, 2019, a decrease of $8.4 million or 14% as compared to the same period in 2018. This decrease was primarily due to a $4.1 million settlement recorded in 2018 in connection with a putative class action lawsuit against the Company, a $1.7 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.9 million decrease in other tax expense, a $0.8 million decrease in software amortization expense and a $0.5 million decrease in shipping and delivery expenses. Other noninterest expense was $59.1 million for the year ended December 31, 2018, an increase of $4.8 million or 9% as compared to the same period in 2017. This increase was primarily due to a $4.1 million settlement recorded in connection with the class action lawsuit noted above, a $1.0 million increase in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.9 million increase in charitable contributions and a $0.7 million loss on our funding swap related to a decrease in the conversion rate of our Visa Class B restricted shares sold in 2016. This was partially offset by a $2.1 million decrease in pension-related expenses.

Provision for Income Taxes

The provision for income taxes was $97.3 million (reflecting an effective tax rate of 25.49%) for the year ended December 31, 2019, compared with a provision for income taxes of $93.8 million (reflecting an effective tax rate of 26.18%) for the same period in 2018. Additional information about the provision for income taxes is presented in “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 5 summarizes net income from our business segments for the years ended December 31, 2019, 2018 and 2017. Additional information about operating segment performance is presented in “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align deposit balances within the business segment that directly manages them. Specifically, certain deposit balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select deposit balances affected net interest income, net interest income after provision for loan and lease losses, noninterest income, provision for income taxes and net income. The Company has reported its selected financial information using the new deposit balance alignments for the year ended December 31, 2019. The Company has restated the selected financial information for the years ended December 31, 2018 and 2017 in order to conform with the current presentation.

Additionally, during the fourth quarter of 2019 the Company changed its assumptions embedded in allocating deposit costs to the business segments. The Company has reported its selected financial information using the new deposit cost assumptions starting with the fourth quarter of 2019.

Business Segment Net Income			Table 5
	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Retail Banking	$204,520	$204,865	$138,549
Commercial Banking	92,632	94,344	69,571
Treasury and Other	(12,760)	(34,815)	(24,438)
Total	$284,392	$264,394	$183,682

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers, small businesses and certain commercial customers. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services. Products and services from Retail Banking are delivered to customers through 58 banking locations throughout the State of Hawaii, Guam and Saipan.

Net income for the Retail Banking segment was $204.5 million for the year ended December 31, 2019, a decrease of $0.3 million as compared to the same period in 2018. The decrease in net income for the Retail Banking segment was primarily due to a $7.1 million decrease in net interest income and a $2.5 million increase in noninterest expense, partially offset by a $5.7 million increase in noninterest income, a $2.5 million decrease in the Provision and a $1.1 million decrease in the provision for income taxes. The decrease in net interest income was primarily due to lower spreads on our loan portfolio. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment, and an increase in occupancy expense and salaries and employee benefits expense, partially offset by a 2018 charge related to a settlement agreement to resolve a putative class action lawsuit against the Company, and a decrease in regulatory assessment and fees and contracted services and professional fees. The increase in noninterest income was primarily due to an increase in trust and investment services and service charges on deposit accounts. The decrease in the Provision was partially due to improvements in residential mortgage troubled loan trends. The decrease in the provision for income taxes was primarily due to the decrease in net income. The increase in total assets for the Retail Banking segment was primarily due to growth in our residential real estate loans which benefited from the demand by owner occupants to refinance in a low interest rate environment.

Net income for the Retail Banking segment was $204.9 million for the year ended December 31, 2018, an increase of $66.3 million or 48% as compared to the same period in 2017. The increase in net income for the Retail Banking segment was primarily due to a $59.8 million decrease in the provision for income taxes and a $10.4 million increase in net interest income, partially offset by a $2.2 million increase in noninterest expense and a $1.9 million increase in the Provision. The decrease in the provision for income taxes was primarily due to the reduction of the corporate tax rate as a result of the Tax Act. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and margins in our deposit portfolio. The increase in noninterest expense was primarily due to a charge related to a settlement agreement to resolve a putative class action lawsuit against the Company and an increase in salaries and employee benefits expense, occupancy expense and contracted services and professional fees, partially offset by lower expenses that were allocated to the Retail Banking segment. The increase in total assets for the Retail Banking segment was primarily due to strong residential real estate loan growth, reflective of the strong housing market and economic conditions in Hawaii during 2018.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $92.6 million for the year ended December 31, 2019, a decrease of $1.7 million or 2% as compared to the same period in 2018. The decrease in net income for the Commercial Banking segment was primarily due to a $7.3 million decrease in noninterest income and a $1.6 million increase in noninterest expense, partially offset by a $5.9 million decrease in the Provision. The decrease in noninterest income was primarily due to a decrease in customer-related interest rate swap fees, fee income from our cash management services, volume-based incentives, merchant service revenues, lower gains on the sale of leased equipment and loss on the sale of residential loans to government-sponsored enterprises, partially offset by an increase in interchange settlement fees. The increase in noninterest expense was primarily due to an increase in card reward expenses and higher expenses that were allocated to the Commercial Banking segment, partially offset by a decrease in regulatory assessment and fees, operational losses and other taxes. The decrease in the Provision was partially due to the sale of $408.9 million commercial and industrial loans during the year ended December 31, 2019. The decrease in total assets for the Commercial Banking segment was primarily due to the sale of commercial and industrial loans and a decrease in other assets, partially offset by growth in our commercial real estate portfolio, reflective of the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Net income for the Commercial Banking segment was $94.3 million for the year ended December 31, 2018, an increase of $24.8 million or 36% as compared to the same period in 2017. The increase in net income for the Commercial Banking segment was primarily due to a $25.2 million decrease in the provision for income taxes, a $8.6 million increase in net interest income and a $5.3 million increase in noninterest income, partially offset by a $12.6 million increase in noninterest expense and a $1.8 million increase in the Provision. The decrease in the provision for income taxes was primarily due to the reduction of the corporate tax rate as a result of the Tax Act. The increase in net interest income was primarily due to higher spread on our deposit portfolio and higher interest income from our commercial lending portfolio, particularly our commercial real estate loans. The increase in noninterest income was primarily due to an increase in merchant service revenues and interchange settlement fees, a gain on the sale of leased equipment and an increase in fee income from our cash management services, partially offset by an increase in network association dues. The increase in noninterest expense was primarily due to higher expenses that were allocated to the Commercial Banking segment and an increase in card reward expenses, contracted services and professional fees and operational losses. The increase in total assets for the Commercial Banking segment was primarily due to growth in our commercial real estate portfolio, reflective of a strong real estate market in Hawaii during 2018.

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

Net loss for the Treasury and Other segment was $12.8 million for the year ended December 31, 2019, a decrease in net loss of $22.1 million or 63% as compared to the same period in 2018. The decrease in net loss was primarily due to a $15.1 million increase in noninterest income and a $13.3 million increase in net interest income, partially offset by a

$5.0 million decrease in the benefit for income taxes and a $1.4 million increase in noninterest expense. The increase in noninterest income was primarily due to the OTTI losses on available-for-sale securities recorded in 2018 and higher BOLI income, partially offset by a decrease in net gains recognized in income related to derivative contracts. The increase in net interest income was primarily due to higher earnings credits as a result of higher average balances and yields in our loan portfolio, partially offset by lower average balances in our investment securities portfolio. The decrease in the benefit for income taxes was primarily due to the decrease in net loss. The increase in noninterest expense was primarily due to higher contracted services and professional fees, salaries and employee benefits expenses and advertising and marketing expenses, partially offset by lower overall expenses that were allocated to the Treasury and Other segment and a decrease in regulatory assessment and fees. The decrease in total assets for the Treasury and Other segment was primarily due to a decrease in our investment securities portfolio.

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

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements and off-balance sheet funding commitments. We consider and comply with various regulatory and internal guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability and off-balance sheet positions. The Company’s Asset Liability Management Committee (“ALCO”) monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2019 and 2018, cash and cash equivalents were $0.7 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $4.1 billion and $4.5 billion as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of December 31, 2019, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 3.7 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2019, we have borrowing capacity of $1.7 billion from the FHLB and $596.8 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $15.1 billion and $15.3 billion as of December 31, 2019 and 2018, which represented 92% and 89%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Investment Securities

Table 6 presents the estimated fair value of our available-for-sale investment securities portfolio as of December 31, 2019, 2018 and 2017:

Investment Securities			Table 6
	December 31,
(dollars in thousands)	2019	2018	2017
U.S. Treasury securities	$29,888	$389,470	$392,255
Government-sponsored enterprises debt securities	101,439	241,594	242,601
Mortgage-backed securities:
Residential - Government agency	291,209	411,536	351,390
Residential - Government-sponsored enterprises	399,492	150,847	174,741
Commercial - Government-sponsored enterprises	101,719	—	—
Collateralized mortgage obligations:
Government agency	2,381,278	2,682,449	3,290,474
Government-sponsored enterprises	770,619	602,592	762,718
Debt securities issued by states and political subdivisions	—	19,854	20,479
Total available-for-sale securities	$4,075,644	$4,498,342	$5,234,658

Table 7 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of December 31, 2019:

Maturities and Weighted-Average Yield on Securities(1)											Table 7
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2019
Available-for-sale securities
U.S. Treasury securities	$29.8	2.40%	$—	—%	$—	—%	$—	—%	$29.8	2.40%	$29.9
Government-sponsored enterprises debt securities(3)	25.0	2.00	76.7	1.85	—	—	—	—	101.7	1.88	101.4
Mortgage-backed securities(2):
Residential - Government agency	—	—	139.3	2.80	150.8	2.29	—	—	290.1	2.54	291.2
Residential - Government-sponsored enterprises	—	—	318.5	2.65	—	—	76.6	2.79	395.1	2.68	399.5
Commercial - Government-sponsored enterprises	—	—	29.4	2.99	72.4	2.39	—	—	101.8	2.57	101.7
Collateralized mortgage obligations(2):
Government agency	10.4	1.64	2,308.3	2.17	71.5	2.06	—	—	2,390.2	2.17	2,381.3
Government-sponsored enterprises	—	—	720.1	2.24	—	—	51.9	3.11	772.0	2.29	770.6
Total available-for-sale securities as of December 31, 2019	$65.2	2.13%	$3,592.3	2.25%	$294.7	2.26%	$128.5	2.92%	$4,080.7	2.27%	$4,075.6
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.
(3)	Maturities for government-sponsored enterprises debt securities purchased at a premium are categorized by their first call date.

The fair value of our available-for-sale investment securities portfolio was $4.1 billion as of December 31, 2019, a decrease of $422.7 million or 9% compared to December 31, 2018. The lower balances in investment securities were primarily due to redeploying runoff to fund growth in loans. Additionally, a restructuring of the investment portfolio was conducted in January 2019, whereby sales and purchases were conducted to improve the risk profile and return of the investment portfolio. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss), unless a security is deemed to be OTTI.

As of December 31, 2019, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the consolidated balance sheets, with $3.2 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $792.4 million in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, $101.4 million in debt securities issued by government-sponsored enterprises (FHLB and Federal Farm Credit Banks Funding Corporation callable bonds) and $29.9 million in U.S. Treasury securities.

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

Gross unrealized gains in our investment securities portfolio were $19.0 million and $0.1 million as of December 31, 2019 and 2018, respectively. Gross unrealized losses in our investment securities portfolio were $24.0 million and $142.2 million as of December 31, 2019 and 2018, respectively. Lower unrealized losses in our investment securities portfolio were primarily due to lower market interest rates as of December 31, 2019, relative to December 2018, resulting in higher valuation. The lower gross unrealized loss positions were primarily related to our collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are OTTI. When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized losses, expected cash flows of underlying assets and market conditions. As of December 31, 2019, we have no plans to sell investment securities with unrealized losses, and believe it is more likely than not that we would not be required to sell such securities before recovery of their amortized cost, which may be at maturity.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both December 31, 2019 and 2018, we held $34.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories as of December 31 for each of the last five years:

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$2,743,242	$3,208,760	$3,135,266	$3,239,600	$3,057,455
Commercial real estate	3,463,953	2,990,783	2,667,597	2,343,495	2,164,448
Construction	519,241	626,757	632,911	450,012	367,460
Residential:
Residential mortgage	3,768,936	3,527,101	3,226,601	2,921,766	2,668,147
Home equity line	893,239	912,517	863,452	874,693	864,280
Total residential	4,662,175	4,439,618	4,090,053	3,796,459	3,532,427
Consumer	1,620,556	1,662,504	1,586,476	1,510,772	1,401,561
Lease financing	202,483	147,769	165,066	180,040	198,679
Total loans and leases	$13,211,650	$13,076,191	$12,277,369	$11,520,378	$10,722,030

Total loans and leases were $13.2 billion as of December 31, 2019, an increase of $135.5 million or 1% from December 31, 2018 with increases in commercial real estate loans, residential real estate loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.7 billion as of December 31, 2019, a decrease of $465.5 million or 15% from December 31, 2018. The decrease was primarily due to the sale of $408.9 million in loans during the year and greater than expected prepayments.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.5 billion as of December 31, 2019, an increase of $473.2 million or 16% from December 31, 2018. Strong demand for commercial real estate lending activities was reflective of the demand by both investors and owner occupants to refinance and/or to acquire new real estate assets.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $519.2 million as of December 31, 2019, a decrease of $107.5 million or 17% from December 31, 2018. The decrease in construction loans was primarily due to pay-offs of various large construction projects in 2019 that were outstanding as of December 31, 2018.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.7 billion as of December 31, 2019, an increase of $222.6 million or 5% from December 31, 2018. Our portfolio of residential real estate loans benefited from the demand by owner occupants to refinance in a low interest rate environment.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of December 31, 2019, a decrease of $41.9 million or 3% from December 31, 2018. The decrease in consumer loans was primarily due to lower automobile loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $202.5 million as of December 31, 2019, an increase of $54.7 million or 37% from December 31, 2018. The increase in lease financing was due to portfolio growth in our commercial single investor leases.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Loan and Lease Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 9 presents the recorded investment in our loan and lease portfolio as of December 31, 2019:

Loans and Leases by Rate Type								Table 9
	December 31, 2019
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$256,188	$2,044,685	$—	$21,670	$2,322,543	$13,777	$406,922	$2,743,242
Commercial real estate	38,764	2,042,683	345	987,255	3,069,047	76,359	318,547	3,463,953
Construction	46,110	349,993	36	29,629	425,768	407	93,066	519,241
Residential:
Residential mortgage	30,797	168,047	107,370	50,787	357,001	371,252	3,040,683	3,768,936
Home equity line	327,081	—	35,663	—	362,744	530,428	67	893,239
Total residential	357,878	168,047	143,033	50,787	719,745	901,680	3,040,750	4,662,175
Consumer	350,109	18,499	1,670	102	370,380	9,762	1,240,414	1,620,556
Lease financing	—	—	—	—	—	—	202,483	202,483
Total loans and leases	$1,049,049	$4,623,907	$145,084	$1,089,443	$6,907,483	$1,001,985	$5,302,182	$13,211,650

% by rate type at December 31, 2019	8%	35%	1%	8%	52%	8%	40%	100%

Tables 10 and 11 present the geographic distribution of our loan and lease portfolio as of December 31, 2019 and 2018:

Geographic Distribution of Loan and Lease Portfolio					Table 10
	December 31, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,270,997	$1,285,340	$140,929	$45,976	$2,743,242
Commercial real estate	2,289,626	768,314	405,720	293	3,463,953
Construction	261,089	253,577	4,575	—	519,241
Residential:
Residential mortgage	3,642,251	2,708	123,977	—	3,768,936
Home equity line	861,079	78	32,082	—	893,239
Total residential	4,503,330	2,786	156,059	—	4,662,175
Consumer	1,202,762	22,521	393,045	2,228	1,620,556
Lease financing	85,842	110,630	6,011	—	202,483
Total Loans and Leases	$9,613,646	$2,443,168	$1,106,339	$48,497	$13,211,650
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 11
	December 31, 2018
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,289,171	$1,707,713	$130,477	$81,399	$3,208,760
Commercial real estate	2,003,997	615,364	370,546	876	2,990,783
Construction	326,006	272,709	28,042	—	626,757
Residential:
Residential mortgage	3,405,867	2,890	118,344	—	3,527,101
Home equity line	882,805	—	29,712	—	912,517
Total residential	4,288,672	2,890	148,056	—	4,439,618
Consumer	1,239,563	23,038	397,783	2,120	1,662,504
Lease financing	46,409	93,954	7,406	—	147,769
Total Loans and Leases	$9,193,818	$2,715,668	$1,082,310	$84,395	$13,076,191
Percentage of Total Loans and Leases	70%	21%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 12 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of December 31, 2019:

Maturities for Selected Loan Categories(1)				Table 12
	December 31, 2019
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,226,493	$1,191,975	$324,774	$2,743,242
Construction	191,260	242,985	84,996	519,241
Total Selected Loans	$1,417,753	$1,434,960	$409,770	$3,262,483

Total of loans with:
Adjustable interest rates	$1,304,539	$1,148,553	$295,219	$2,748,311
Hybrid interest rates	1,315	5,164	7,705	14,184
Fixed interest rates	111,899	281,243	106,846	499,988
Total Selected Loans	$1,417,753	$1,434,960	$409,770	$3,262,483
(1)	Based on contractual maturities.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 13 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More for each of the last five years:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 13
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$32	$274	$2,932	$2,730	$3,958
Commercial real estate	30	1,658	1,786	—	138
Lease financing	—	—	—	153	181
Total Commercial Loans	62	1,932	4,718	2,883	4,277
Residential Loans:
Residential mortgage	5,406	4,611	5,107	6,547	12,344
Total Residential Loans	5,406	4,611	5,107	6,547	12,344
Total Non-Accrual Loans and Leases	5,468	6,543	9,825	9,430	16,621
Other Real Estate Owned ("OREO")	319	751	329	329	154
Total Non-Performing Assets	$5,787	$7,294	$10,154	$9,759	$16,775

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$1,429	$141	$220	$449	$2,496
Commercial real estate	1,013	—	1,400	—	161
Construction	2,367	—	—	—	—
Lease financing	—	—	—	83	174
Total Commercial Loans	4,809	141	1,620	532	2,831
Residential Loans:
Residential mortgage	74	32	—	—	106
Home equity line	2,995	2,842	1,360	866	631
Total Residential Loans	3,069	2,874	1,360	866	737
Consumer	4,272	3,373	1,394	1,870	1,454
Total Accruing Loans and Leases Past Due 90 Days or More	$12,150	$6,388	$4,374	$3,268	$5,022

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$14,493	$24,033	$34,130	$44,496	$28,351
Total Loans and Leases	$13,211,650	$13,076,191	$12,277,369	$11,520,378	$10,722,030

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.04%	0.05%	0.08%	0.08%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.04%	0.06%	0.08%	0.08%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.14%	0.10%	0.12%	0.11%	0.20%

Table 14 presents the activity in NPAs for the years ended December 31, 2019 and 2018:

Non-Performing Assets		Table 14
	Year Ended
	December 31,
(dollars in thousands)	2019	2018
Balance at beginning of year	$7,294	$10,154
Additions	12,767	7,817
Reductions
Payments	(10,783)	(7,384)
Return to accrual status	(1,910)	(1,831)
Sales of other real estate owned	(751)	(691)
Charge-offs/write-downs	(830)	(771)
Total Reductions	(14,274)	(10,677)
Balance at end of year	$5,787	$7,294

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

Total NPAs were $5.8 million as of December 31, 2019, a decrease of $1.5 million or 21% from December 31, 2018. The ratio of our NPAs to total loans and leases and OREO was 0.04% as of December 31, 2019, a decrease of 2 basis points from December 31, 2018. The decrease in total NPAs was primarily due to a $1.6 million decrease in commercial real estate loans and a $0.4 million decrease in OREO, partially offset by a $0.8 million increase in residential mortgage loans.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2019, residential mortgage non-accrual loans were $5.4 million, an increase of $0.8 million or 17% from December 31, 2018. As of December 31, 2019, our residential mortgage non-accrual loans were comprised of 28 loans with a weighted average current loan-to-value (“LTV”) ratio of 66%.

Commercial real estate non-accrual loans were nil as of December 31, 2019, a decrease of $1.6 million or 98% from December 31, 2018.  This decrease was attributable to payoffs of four commercial real estate non-accrual loans in 2019.

Commercial and industrial non-accrual loans were nil as of December 31, 2019, a decrease of $0.2 million or 88% from December 31, 2018.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. OREO was $0.3 million and $0.8 million as of December 31, 2019 and 2018, respectively, and was comprised of two residential properties as of both December 31, 2019 and 2018.

We attribute the lower level of NPAs to stable general economic conditions in Hawaii, led by strong tourism and construction industries, relatively low unemployment and favorable real estate valuations. We have also continued to remain diligent in our collection and recovery efforts and have continued to seek new lending opportunities while maintaining sound judgment and underwriting practices.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $12.2 million as of December 31, 2019, an increase of $5.8 million or 90% as compared to December 31, 2018. Construction, commercial and industrial and commercial real estate loans that were past due 90 days or more and still accruing interest increased by $2.4 million, $1.3 million and $1.0 million, respectively, from December 31, 2018.

Impaired Loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been modified in a troubled debt restructuring, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the modified loan agreement.

Impaired loans were $20.6 million and $30.6 million as of December 31, 2019 and 2018, respectively. These impaired loans had a related Allowance of $0.2 million and $0.5 million as of December 31, 2019 and 2018, respectively. The decrease in impaired loans during 2019 was primarily due to payoffs of six commercial real estate loans totaling $5.0 million and removals due to payoffs, returns to accrual status and transfers to OREO of fifteen residential mortgage loans totaling $4.1 million. The balance of impaired loans was also affected by charge-offs and paydowns. For the years ended December 31, 2019 and 2018, we recorded charge-offs of $0.6 million and $0.7 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2019 had been accrued under the original terms, approximately $0.2 million in additional interest income would have been recorded in the year ended December 31, 2019 and approximately $0.5 million in additional interest income would have been recorded for 2018. Actual interest income recorded on these loans was $1.8 million for the year ended December 31, 2019 and $1.9 million for the year ended December 31, 2018.

Loans Modified in a Troubled Debt Restructuring

Table 15 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31, 2019 and 2018:

Loans Modified in a Troubled Debt Restructuring					Table 15
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$4,919	$8,445	$15,251	$24,842	$11,888
Commercial real estate	692	4,086	8,850	12,546	5,649
Total commercial	5,611	12,531	24,101	37,388	17,537
Residential mortgage	10,487	12,128	12,394	13,813	11,906
Total	$16,098	$24,659	$36,495	$51,201	$29,443

Loans modified in a TDR were $16.1 million as of December 31, 2019, a decrease of $8.6 million or 35% from 2018. This decrease was primarily due to payoffs of two commercial real estate loans totaling $3.4 million and payoffs of five residential mortgage loans totaling $1.9 million. This was further decreased by charge-offs and paydowns on existing loans. As of December 31, 2019, $14.5 million or 90% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Loan and Lease Losses

We maintain the Allowance at a level which, in our judgment, is adequate to absorb probable losses that have been incurred in our loan and lease portfolio as of the balance sheet date. The Allowance consists of two components, allocated and unallocated. The allocated portion of the Allowance includes reserves that are allocated based on impairment analyses of specific loans or pools of loans. The unallocated component of the Allowance incorporates our judgment of the determination of the risks inherent in the loan and lease portfolio, economic uncertainties and imprecision in the estimation process. Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2019 and 2018 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

Table 16 presents an analysis of our Allowance for the years indicated:

Allowance for Loan and Lease Losses					Table 16
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at Beginning of Year	$141,718	$137,253	$135,494	$135,484	$134,799
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(2,718)	(778)	(1,519)	(348)	(866)
Lease financing	(24)	—	(147)	—	—
Total Commercial Loans	(2,742)	(778)	(1,666)	(348)	(866)
Residential	(438)	(165)	(408)	(799)	(618)
Consumer	(32,807)	(26,630)	(23,851)	(18,791)	(18,312)
Total Loans and Leases Charged-Off	(35,987)	(27,573)	(25,925)	(19,938)	(19,796)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	410	232	844	251	940
Commercial real estate	263	216	596	3,329	1,115
Lease financing	—	—	—	2	3
Total Commercial Loans	673	448	1,440	3,582	2,058
Residential	967	940	687	1,358	2,198
Consumer	9,359	8,470	7,057	6,408	6,325
Total Recoveries on Loans and Leases Previously Charged-Off	10,999	9,858	9,184	11,348	10,581
Net Loans and Leases Charged-Off	(24,988)	(17,715)	(16,741)	(8,590)	(9,215)
Provision for Loan and Lease Losses	13,800	22,180	18,500	8,600	9,900
Balance at End of Year	$130,530	$141,718	$137,253	$135,494	$135,484
Average Loans and Leases Outstanding	$13,063,716	$12,570,182	$11,944,596	$11,175,213	$10,297,834
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.19%	0.14%	0.14%	0.08%	0.09%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	0.99%	1.08%	1.12%	1.18%	1.26%

Tables 17 and 18 present the allocation of the Allowance by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of the dates indicated:

Allocation of the Allowance by Loan and Lease Category	Table 17
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$28,975	$34,501	$34,006	$33,129	$34,025
Commercial real estate	22,325	19,725	18,044	18,448	18,489
Construction	4,844	5,813	6,817	4,513	3,793
Lease financing	424	432	611	847	888
Total commercial	56,568	60,471	59,478	56,937	57,195
Residential	39,179	44,906	42,852	43,436	46,099
Consumer	34,644	35,813	31,249	28,388	28,385
Unallocated	139	528	3,674	6,733	3,805
Total Allowance for Loan and Lease Losses	$130,530	$141,718	$137,253	$135,494	$135,484

Allocation of the Allowance by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 18
	December 31,
	2019		2018		2017		2016		2015
	Allocated	Loan	Allocated	Loan	Allocated	Loan	Allocated	Loan	Allocated	Loan
	Allowance as	category as	Allowance as	category as	Allowance as	category as	Allowance as	category as	Allowance as	category as
	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total
	lease category	loans and leases	lease category	loans and leases	lease category	loans and leases	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	1.06%	20.76%	1.08%	24.54%	1.08%	25.54%	1.02%	28.12%	1.11%	28.52%
Commercial real estate	0.64	26.22	0.66	22.87	0.68	21.73	0.79	20.34	0.85	20.19
Construction	0.93	3.93	0.93	4.79	1.08	5.16	1.00	3.91	1.03	3.43
Lease financing	0.21	1.53	0.29	1.13	0.37	1.34	0.47	1.56	0.45	1.85
Total commercial	0.82	52.44	0.87	53.33	0.90	53.77	0.92	53.93	0.99	53.99
Residential	0.84	35.29	1.01	33.96	1.05	33.31	1.14	32.96	1.31	32.94
Consumer	2.14	12.27	2.15	12.71	1.97	12.92	1.88	13.11	2.03	13.07
Total	0.99%	100.00%	1.08%	100.00%	1.12%	100.00%	1.18%	100.00%	1.26%	100.00%

As of December 31, 2019, the Allowance was $130.5 million or 0.99% of total loans and leases outstanding, compared with an Allowance of $141.7 million or 1.08% of total loans and leases outstanding as of December 31, 2018. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy.

Net charge-offs of loans and leases were $25.0 million or 0.19% of total average loans and leases outstanding for the year ended December 31, 2019 compared to $17.7 million or 0.14% for 2018. Net charge-offs in our commercial lending portfolio were $2.1 million for the year ended December 31, 2019 compared to net charge-offs of $0.3 million for 2018. Net recoveries in our residential lending portfolio were $0.5 million for the year ended December 31, 2019 compared to net recoveries of $0.8 million for 2018. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $23.4 million for the year ended December 31, 2019 compared to net charge-offs of $18.2 million for 2018. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2019 and 2018 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

As of December 31, 2019, the allocation of the Allowance to our commercial loans decreased by $3.9 million or 6% from 2018. As of December 31, 2019, the allocation of the Allowance to our residential real estate loan portfolio decreased by $5.7 million or 13% from 2018.  The Company reviews qualitative factors periodically to reflect changing conditions, which resulted in a net decrease in the allocated Allowance as a percentage of loan or lease category for both commercial loans and residential loans.

See “Note 5. Allowance for Loan and Lease Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the Allowance.

Goodwill

Goodwill was $995.5 million as of both December 31, 2019 and 2018. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the current implied fair value of the reporting unit as if it were being acquired in a business combination and comparing it to the carrying amount of the reporting unit’s goodwill. There was no impairment in our goodwill for the year ended December 31, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $490.6 million as of December 31, 2019, an increase of $44.2 million or 10% from December 31, 2018. This increase was primarily due to a $51.2 million increase in interest rate swap agreements, a $44.3 million increase stemming from our adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842), which required us to record right-of-use assets related to our operating leases, and a $34.1 million increase in investments in affordable housing and other tax credit partnership interests. This was partially offset by a $52.2 million decrease in current tax receivables and deferred tax assets and a $31.9 million decrease in interest-earning advances.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 19 presents the composition of our deposits as of December 31, 2019 and 2018:

Deposits		Table 19
	December 31,
(dollars in thousands)	2019	2018
Demand	$5,880,072	$6,007,941
Savings	4,998,933	4,853,285
Money Market	3,055,832	3,196,678
Time	2,510,157	3,092,164
Total Deposits	$16,444,994	$17,150,068

Total deposits were $16.4 billion as of December 31, 2019, a decrease of $705.1 million or 4% from December 31, 2018. The decrease in deposit balances stemmed from a $582.0 million or 19% decrease in time deposit balances, primarily from a $502.0 million decrease in public time deposits, a $140.8 million or 4% decrease in money market deposit balances and a $127.9 million or 2% decrease in demand deposit balances. This was partially offset by a $145.6 million or 3% increase in savings deposit balances.

Table 20 presents the amount of time deposits of $100,000 or more issued by the Company, further segregated by time remaining until maturity, as of December 31, 2019:

			Table 20
(dollars in thousands)	Domestic	Foreign	Total
Three months or less	$807,189	$75,074	$882,263
Over three through six months	291,299	31,354	322,653
Over six through twelve months	301,231	41,181	342,412
Over twelve months	192,603	59,277	251,880
Total	$1,592,322	$206,886	$1,799,208

Short-term and Long-term Borrowings

Short-term borrowings were $400.0 million as of December 31, 2019, an increase of $400.0 million from December 31, 2018. This increase was due to the reclassification of $400.0 million in FHLB fixed-rate advances from long-term borrowings to short-term borrowings as the maturity dates for these advances are less than one year from the consolidated balance sheet date. These short-term FHLB fixed-rate advances have a weighted average interest rate of 2.84% and maturity dates in 2020.

Long-term borrowings were $200.0 million as of December 31, 2019, a decrease of $400.0 million from December 31, 2018 due to the reclassification of $400.0 million in FHLB fixed-rate advances from long-term borrowings to short-term borrowings as the maturity dates for these advances are less than one year. The Company's long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the consolidated balance sheet date.

As of December 31, 2019, the available remaining borrowing capacity with the FHLB was $1.7 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of December 31, 2019.

Pension and Postretirement Plan Obligations

We have a qualified noncontributory defined benefit pension plan, an unfunded supplemental executive retirement plan for certain key executives (“SERP”), a directors’ retirement plan, a non-qualified pension plan for eligible directors and a postretirement benefit plan providing life insurance and healthcare benefits that we offer to our directors and employees, as applicable. The qualified noncontributory defined benefit pension plan, the SERP and the directors’ retirement plan are all frozen plans to new participants. In March 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP, which became effective on July 1, 2019. As a result of the amendment, since the effective date, there have not been any, and there will be no, new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP. To calculate annual pension costs, we use the following key variables: (1) size of the employee population, length of service and estimated compensation increases; (2) actuarial assumptions and estimates; (3) expected long-term rate of return on plan assets; and (4) discount rate.

Pension and postretirement benefit plan obligations, net of pension plan assets were $121.9 million as of December 31, 2019, an increase of $2.7 million or 2% from December 31, 2018. The balance as of December 31, 2019 included retirement benefits payable of $138.2 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $16.3 million.

See “Note 15. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2019, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $174.7 million to Japan and $162.1 million to Canada. As of December 31, 2018 and 2017, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $186.3 million and $177.3 million to Japan, respectively. There were no cross-border outstandings in excess of 1% of our total consolidated assets.

Capital

The Company and the Bank are subject to the Capital Rules, which implemented the Basel Committee on Banking Supervision’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The Capital Rules, among other things, (i) impose a capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and ‘‘Additional Tier 1 capital’’ instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

The Capital Rules also require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

As of December 31, 2019, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 21 below. There have been no conditions or events since December 31, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 21
	December 31,
(dollars in thousands)	2019	2018
Stockholders' Equity	$2,640,258	$2,524,839
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(31,749)	(132,195)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,676,515	$1,661,542
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	131,130	142,318
Total Capital	$1,807,645	$1,803,860
Risk-Weighted Assets	$14,110,799	$13,884,976

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.88%	11.97%
Tier 1 Capital Ratio	11.88%	11.97%
Total Capital Ratio	12.81%	12.99%
Tier 1 Leverage Ratio	8.79%	8.72%

Total stockholders’ equity was $2.6 billion as of December 31, 2019, an increase of $115.4 million or 5% from December 31, 2018. The increase in stockholders’ equity was primarily due to earnings for the year ended December 31, 2019 of $284.4 million and a net change in the fair value of our investment securities of $100.1 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $138.2 million and common stock repurchased of $136.2 million.

In January 2020, the Company’s board of directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on March 6, 2020 to shareholders of record at the close of business on February 24, 2020. In addition, In January 2020 the Company announced a share repurchase program for $80 million of its common stock during 2020. The timing and amount of share repurchases, if any, are influenced by various internal and external factors.

Off-Balance Sheet Arrangements and Guarantees

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2019 and 2018, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.3 billion and $2.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2019, there was one repurchase of a residential mortgage loan of $0.4 million and one pending repurchase request of a residential mortgage loan of $0.3 million.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2019, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2019.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2019, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows:

Contractual Obligations					Table 22
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$2,026,957	$341,492	$141,676	$32	$2,510,157
Short-term borrowings	400,000	—	—	—	400,000
Long-term borrowings(1)	9	10	200,000	—	200,019
Noncancelable operating leases	8,776	13,537	5,685	32,227	60,225
Postretirement benefit contributions	1,205	2,725	3,033	8,085	15,048
Purchase obligations	56,518	57,178	16,246	551	130,493
Affordable housing commitments	94,063	7,400	282	1,047	102,792
Total Contractual Obligations	$2,587,528	$422,342	$366,922	$41,942	$3,418,734
(1)	Amounts include the Company’s finance lease obligation.

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

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2019 and 2018 were $149.0 million and $144.1 million, respectively. The increase in UTB was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

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

The fair value hierarchy defines Level 1 valuations as those based on quoted prices, unadjusted, for identical instruments traded in active markets. Level 2 valuations are those based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market, or significant management judgment or estimation, some of which may be internally developed.

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2019 and 2018, $4.1 billion or 21% and $4.5 billion or 22%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2019 and 2018, $4.9 million or less than 1% and $14.7 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2019 and 2018, $0.7 million and $12.1 million, respectively, was classified in Level 2 of the fair value hierarchy and $4.2 million and $2.6 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2019 and 2018, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service:

(1)	Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. During the year ended December 31, 2019, there were no transfers of securities within the fair value hierarchy.

(2)	On a monthly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2019, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets.

(3)	On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditors' reports related to services rendered by our third-party pricing service.

(4)	Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements by our third-party pricing service. See “Note 22. Fair Value” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our use of fair value estimates.

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

The expected long-term rate of return was based on a calculated rate of return from average rates of return on various asset classes over a 20-year historical time horizon. Using long-term historical data allows the Company to capture multiple economic environments, which management believes is relevant when using historical returns. Net actuarial gains or losses that exceed a 5% corridor of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the year are amortized from accumulated other comprehensive income into net periodic pension cost on a straight-line basis over five years.

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

For example, on December 22, 2017, President Trump signed into law the Tax Act. The Tax Act made many significant amendments to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including reducing the statutory rate of U.S. federal corporate income tax from 35% to 21%. The reduction in the corporate tax rate under the Tax Act required a one-time revaluation of certain of our tax-related assets. As such, we recorded approximately $47.6 million of additional income tax expense in our consolidated statements of income in the fourth quarter of 2017.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2019 and 2018, our liabilities for UTBs were $149.0 million and $144.1 million, respectively. See “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2019, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Commercial lending is further categorized into four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non-real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Our construction lending portfolio consists primarily of land loans, single family and condominium development loans. Financing of construction loans is subject to a high degree of credit risk given the long delivery time frames for such projects. Construction lending activities are underwritten on a project financing basis whereby the cash flows or lease rents from the underlying real estate collateral or the sale of the finished inventory is the primary source of repayment. Market feasibility analysis is typically performed by assessing market comparables, market conditions and demand in the specific lending area and general community. We require presales of finished inventory prior to loan funding. However, because this analysis is typically performed on a forward-looking basis, real estate construction projects typically present a higher risk profile in our lending activities. Lease financing activities include commercial single investor leases and leveraged leases used to purchase items ranging from computer equipment to transportation equipment. Underwriting of new leasing arrangements typically includes analyzing customer cash flows, evaluating secondary sources of repayment such as the value of the leased asset, the guarantors’ net cash flows as well as other credit enhancements provided by the lessee.

Residential real estate is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $346,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank and our customers could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including but not limited to our exposures in the oil, gas and energy industries. As of December 31, 2019 and 2018, we did not have material exposures to customers in the oil, gas and energy industries.

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

Interest rate risk arises primarily from our core business activities of extending loans and accepting deposits. This occurs when our interest earning loans and interest-bearing deposits mature or reprice at different times, on a different basis or in unequal amounts. Interest rates may also affect loan demand, credit losses, mortgage origination volume, pre- payment speeds and other items affecting earnings.

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

Market Risk Measurement

We primarily use net interest income simulation analysis to measure and analyze interest rate risk. We run various hypothetical interest rate scenarios and compare these results against a measured base case scenario. Our net interest income simulation analysis incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results. These assumptions include: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market rate sensitive instruments on and off-balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices and (5) varying loan prepayment speeds for different interest rate scenarios. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset liability management strategies to manage our interest rate risk.

Table 23 presents, for the twelve months subsequent to December 31, 2019 and 2018, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet is generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2019 and 2018 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 23
	Static Forecast	Static Forecast
	December 31, 2019	December 31, 2018
Ramp Change in Interest Rates (basis points)
+100	4.0%	2.4%
+50	1.9	1.2
(50)	(2.3)	(1.2)
(100)	(4.4)	(2.5)

Immediate Change in Interest Rates (basis points)
+100	8.9%	5.5%
+50	4.4	2.7
(50)	(4.9)	(2.8)
(100)	(9.6)	(6.2)

The table above shows the effects of a simulation which estimates the effect of a gradual and immediate sustained parallel shift in the yield curve of −100, −50, +50 and +100 basis points in market interest rates over a twelve-month period on our net interest income.

Currently, our interest rate profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.

Under the static balance sheet forecast as of December 31, 2019, our net interest income sensitivity profile is more sensitive as compared to similar forecasts as of December 31, 2018. The higher sensitivity is primarily due to lower market interest rates, which has the effect of higher prepayments of loans and investment securities and reinvestments which occur at lower interest rates. Also contributing to the higher net interest income sensitivity as of December 31, 2019, is lower balances in our interest rate sensitive deposit products.

The comparisons above provide insight into the potential effects of changes in interest rates on net interest income. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize the impact of such risks.

We also have longer term interest rate risk exposures which may not be appropriately measured by net interest income simulation analysis. We use market value of equity (“MVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. MVE involves discounting present values of all cash flows of on-balance sheet and off-balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our MVE. MVE analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base case measurement and its sensitivity to shifts in the yield curve allow management to measure longer term repricing option risk in the balance sheet.

We also analyze the historical sensitivity of our interest-bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. This analysis divides interest bearing assets and liabilities into maturity categories and measures the “gap” between maturing assets and liabilities in each category.

Limitations of Market Risk Measures

The results of our simulation analyses are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposits or if our mix of assets and liabilities otherwise changes. For example, while we maintain relatively large cash balances with the FRB, a faster than expected withdrawal of deposits out of the bank may cause us to seek higher cost sources of funding.

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

Selected Quarterly Financial Data (Unaudited)

								Table 24
	2019				2018
(dollars in thousands,	Quarters Ended				Quarters Ended
except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Interest income	$162,132	$170,181	$173,818	$172,561	$168,044	$164,052	$159,019	$154,936
Interest expense	22,513	27,100	28,205	27,472	24,059	22,794	17,616	15,264
Net interest income	139,619	143,081	145,613	145,089	143,985	141,258	141,403	139,672
Provision for loan and lease losses	4,250	-	3,870	5,680	5,750	4,460	6,020	5,950
Noninterest income(1)	46,708	49,980	48,773	47,072	33,091	47,405	49,797	48,700
Noninterest expense(2)	91,058	93,466	93,290	92,623	89,354	93,147	91,865	90,587
Income before income taxes	91,019	99,595	97,226	93,858	81,972	91,056	93,315	91,835
Provision for income taxes	23,183	25,396	24,793	23,934	21,977	23,668	24,262	23,877
Net income	$67,836	$74,199	$72,433	$69,924	$59,995	$67,388	$69,053	$67,958

Per share information:
Earnings Per Common Share - Basic	$0.52	$0.56	$0.54	$0.52	$0.44	$0.50	$0.50	$0.49
Earnings Per Common Share - Diluted	$0.52	$0.56	$0.54	$0.52	$0.44	$0.50	$0.50	$0.49
Cash dividends declared per common share	$0.26	$0.26	$0.26	$0.26	$0.24	$0.24	$0.24	$0.24
Common share price:
High	$29.47	$27.84	$28.20	$27.67	$27.49	$30.02	$31.28	$32.36
Low	$25.48	$24.25	$24.83	$22.13	$21.19	$27.02	$27.09	$26.92
Quarter-end	$28.85	$26.70	$25.87	$26.05	$22.51	$27.16	$29.02	$27.83

Performance Ratios:
Return on average tangible stockholders' equity (non-GAAP)(3)	16.40%	17.81%	17.99%	18.35%	16.51%	18.66%	18.83%	18.32%
Return on average tangible assets (non-GAAP)(3)	1.41%	1.52%	1.50%	1.45%	1.25%	1.38%	1.45%	1.42%
Efficiency ratio	48.86%	48.41%	47.99%	48.20%	50.45%	49.36%	48.04%	48.08%
Net interest margin	3.15%	3.19%	3.25%	3.23%	3.23%	3.11%	3.18%	3.13%
(1)	Noninterest income for the quarter ended December 31, 2019 included a $4.5 million loss related to an adjustment to revalue the Visa Class B derivative liability. Noninterest income for the quarter ended March 31, 2019 included $2.6 million related to net losses due to the investment portfolio restructuring and sale of 48 investment securities. Noninterest income for the quarter ended December 31, 2018 included $24.1 million related to OTTI losses on available-for-sale debt securities and a non-recurring $7.6 million mark-to-market adjustment related to two cash flow hedges that matured in December 2018.
(2)	Noninterest expense for the quarter ended September 30, 2018 included $4.1 million related to the litigation settlement agreement.
(3)	Return on average tangible stockholders’ equity and return on average tangible assets are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible stockholders’ equity and return on average tangible assets, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses — Refer to Note 5 to the consolidated financial statements.

Critical Audit Matter Description

The Company maintains an allowance for loan and lease losses (the “Allowance”) at a level which, in management’s judgment, is adequate to absorb probable credit losses in the Company’s loan and lease portfolio. At December 31, 2019, the Company’s Allowance was $130.5 million. The Company’s allowance methodology considers many factors including, but not limited to, historical loss rate analysis and qualitative adjustments. Management incorporates qualitative adjustments to the historical loss rates or other static sources as these rates may not be an accurate indicator of inherent losses in the current portfolio. To arrive at the qualitative adjustments, management considers factors including global, national and local economic conditions; levels and trends in problem loans; the effect of credit concentrations; collateral value trends; changes in risk due to changes in lending policies and practices; management expertise; industry and regulatory trends; and volume of loans.

The selection of relevant and appropriate qualitative adjustments in calculating the Allowance requires significant management judgment. Given the magnitude of the qualitative adjustments and significant amount of judgment required by management in developing the qualitative component of the overall allowance, performing audit procedures to evaluate the reasonableness of the Allowance required a high degree of auditor judgment, an increased level of effort, and the need to involve more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Allowance included the following procedures, among others:

●	We tested the effectiveness of controls over the Allowance, including management’s controls over the respective qualitative adjustments.
●	We evaluated the reasonableness and conceptual soundness of the Allowance modeling framework, including the use of qualitative adjustments.
●	We tested the mathematical accuracy of the calculation of the qualitative component of the Allowance as well as the accuracy and completeness of data used as inputs to the determination of the qualitative adjustments.
●	We evaluated the qualitative adjustments to the historical loss rates under the incurred loss model, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
●	We evaluated the directional consistency and magnitude of the qualitative adjustments as compared to the prior periods, as well as the absolute value of the Allowance attributable to the qualitative adjustments.
●	In order to identify potential bias in the determination of the Allowance, we performed analytical analysis, including retrospective review, where we compared the estimate of losses to actual losses, analyzed ratios of the Allowance to loans and other relevant metrics, such as losses and nonperforming loans, performed peer analysis where we compared relevant metrics to comparable financial institutions, and evaluated the relevance of the underlying key performance indicators used to determine qualitative adjustments, to identify potential bias in the determination of the Allowance.

Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements – Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments – Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

On January 1, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which eliminated the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this guidance requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses (“ACL”). CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. CECL also applies to off-balance sheet credit exposures, except for unconditionally cancellable commitments.

Based on the Company’s portfolio balances and forecasted economic conditions as of January 1, 2020, management believes the adoption of the CECL standard will result in an increase in the ACL of approximately 10% to 15%, as compared to the Company’s reserve levels as of December 31, 2019. The CECL model requires management to make estimates of the expected credit losses over the remaining estimated life of the loans, including using estimates of future economic conditions that will impact the amount of such future losses. The implementation of CECL will require significant operational changes, particularly in data collection and analysis. The Company also engaged a new software vendor, ran multiple parallel productions, completed model validations and user acceptance testing, in order to align with the CECL model.

The estimation of credit losses significantly changes under the CECL model, including the application of new accounting policies, the use of new subjective judgments, and changes made to the loss estimation models. Accordingly, the procedures performed to audit the disclosure of the expected impact of the adoption of ASU No. 2016-13 involved a high degree of auditor judgment and required significant effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the disclosure of the expected impact of adopting ASU No. 2016-13 included the following, among others:

●	We tested the effectiveness of management’s internal controls covering the key assumptions and judgments, CECL estimation models, selection and application of new accounting policies, and disclosure of the impact of adoption in the consolidated financial statements.
●	We evaluated the adequacy of the Company’s disclosure related to the adoption of ASU No. 2016-13.
●	We evaluated the appropriateness of the Company’s policies, methodologies, and elections involved in the adoption of the CECL model.
●	We tested the mathematical accuracy of the CECL estimation models, including the completeness and accuracy of inputs to the models.
●	We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodology as applied in the CECL estimation models.
●	We evaluated the reasonableness of management’s key assumptions and judgments in estimating future credit losses.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 27, 2020

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017
Interest income
Loans and lease financing	$574,013	$529,877	$462,675
Available-for-sale securities	92,505	107,123	102,272
Other	12,174	9,051	5,821
Total interest income	678,692	646,051	570,768
Interest expense
Deposits	87,865	72,976	41,944
Short-term and long-term borrowings	17,425	6,757	20
Total interest expense	105,290	79,733	41,964
Net interest income	573,402	566,318	528,804
Provision for loan and lease losses	13,800	22,180	18,500
Net interest income after provision for loan and lease losses	559,602	544,138	510,304
Noninterest income
Service charges on deposit accounts	33,778	32,036	35,807
Credit and debit card fees	66,749	65,716	64,049
Other service charges and fees	36,253	38,316	34,063
Trust and investment services income	35,102	31,324	30,485
Bank-owned life insurance	15,479	9,217	13,283
Investment securities losses, net	(2,715)	—	—
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities	—	(24,085)	—
Other	7,887	26,469	27,918
Total noninterest income	192,533	178,993	205,605
Noninterest expense
Salaries and employee benefits	173,098	167,162	163,086
Contracted services and professional fees	56,321	49,775	45,011
Occupancy	28,753	27,330	23,485
Equipment	17,343	17,714	17,247
Regulatory assessment and fees	7,390	14,217	14,907
Advertising and marketing	6,910	4,813	6,191
Card rewards program	29,961	24,860	23,363
Other	50,661	59,082	54,264
Total noninterest expense	370,437	364,953	347,554
Income before provision for income taxes	381,698	358,178	368,355
Provision for income taxes	97,306	93,784	184,673
Net income	$284,392	$264,394	$183,682
Basic earnings per share	$2.14	$1.93	$1.32
Diluted earnings per share	$2.13	$1.93	$1.32
Basic weighted-average outstanding shares	133,076,489	136,945,134	139,560,305
Diluted weighted-average outstanding shares	133,387,157	137,111,420	139,656,993

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$284,392	$264,394	$183,682
Other comprehensive income (loss), net of tax:
Net change in pensions and other benefits	297	2,960	4,291
Net change in investment securities	100,149	(14,259)	(14,159)
Net change in cash flow derivative hedges	—	(4,445)	1,496
Other comprehensive income (loss)	100,446	(15,744)	(8,372)
Total comprehensive income	$384,838	$248,650	$175,310

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2019	2018
Assets
Cash and due from banks	$360,375	$396,836
Interest-bearing deposits in other banks	333,642	606,801
Investment securities	4,075,644	4,498,342
Loans held for sale	904	432
Loans and leases	13,211,650	13,076,191
Less: allowance for loan and lease losses	130,530	141,718
Net loans and leases	13,081,120	12,934,473

Premises and equipment, net	316,885	304,996
Other real estate owned and repossessed personal property	319	751
Accrued interest receivable	45,239	48,920
Bank-owned life insurance	453,873	446,076
Goodwill	995,492	995,492
Mortgage servicing rights	12,668	16,155
Other assets	490,573	446,404
Total assets	$20,166,734	$20,695,678
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$10,564,922	$11,142,127
Noninterest-bearing	5,880,072	6,007,941
Total deposits	16,444,994	17,150,068
Short-term borrowings	400,000	—
Long-term borrowings	200,019	600,026
Retirement benefits payable	138,222	127,909
Other liabilities	343,241	292,836
Total liabilities	17,526,476	18,170,839

Commitments and contingent liabilities (Note 18)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 139,917,150 / 129,928,479 as of December 31, 2019; issued/outstanding: 139,656,674 / 134,874,302 as of December 31, 2018)	1,399	1,397
Additional paid-in capital	2,503,677	2,495,853
Retained earnings	437,072	291,919
Accumulated other comprehensive loss, net	(31,749)	(132,195)
Treasury stock (9,988,671 shares as of December 31, 2019 and 4,782,372 shares as of December 31, 2018)	(270,141)	(132,135)
Total stockholders' equity	2,640,258	2,524,839
Total liabilities and stockholders' equity	$20,166,734	$20,695,678

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2016	139,530,654	$1,395	$2,484,251	$78,850	$(88,011)	$—	$2,476,485
Net income	—	—	—	183,682	—	—	183,682
Cash dividends declared ($0.88 per share)	—	—	—	(122,810)	—	—	(122,810)
Common stock issued under Employee Stock Purchase Plan	15,961	—	528	—	—	—	528
Equity-based awards	42,167	1	5,982	(545)	—	(282)	5,156
Distributions	—	—	(2,118)	—	—	—	(2,118)
Other comprehensive loss, net of tax	—	—	—	—	(8,372)	—	(8,372)
Balance as of December 31, 2017	139,588,782	1,396	2,488,643	139,177	(96,383)	(282)	2,532,551
Net income	—	—	—	264,394	—	—	264,394
Cash dividends declared ($0.96 per share)	—	—	—	(131,036)	—	—	(131,036)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	43,049	1	6,868	(684)	—	(53)	6,132
Common stock repurchased	(4,769,870)	—	—	—	—	(131,800)	(131,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(15,744)	—	(15,744)
Balance as of December 31, 2018	134,874,302	1,397	2,495,853	291,919	(132,195)	(132,135)	2,524,839
Net income	—	—	—	284,392	—	—	284,392
Cash dividends declared ($1.04 per share)	—	—	—	(138,246)	—	—	(138,246)
Equity-based awards	194,187	2	7,824	(993)	—	(1,764)	5,069
Common stock repurchased	(5,140,010)	—	—	—	—	(136,242)	(136,242)
Other comprehensive income, net of tax	—	—	—	—	100,446	—	100,446
Balance as of December 31, 2019	129,928,479	$1,399	$2,503,677	$437,072	$(31,749)	$(270,141)	$2,640,258

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$284,392	$264,394	$183,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,800	22,180	18,500
Depreciation, amortization and accretion, net	67,824	54,903	62,019
Deferred income taxes	17,060	(3,602)	58,916
Stock-based compensation	7,826	6,185	5,292
Net gains on sale of real estate	—	—	(6,922)
Other losses (gains)	19	(1,062)	(210)
Originations of loans held for sale	(19,164)	(29,707)	—
Proceeds from sales of loans held for sale	18,156	29,467	—
Net losses (gains) on sales of loans originated for investment and held for sale	1,102	(199)	(16)
Net losses on investment securities	2,715	—	—
OTTI losses on available-for-sale debt securities	—	24,085	—
Change in assets and liabilities:
Net (increase) decrease in other assets	(20,923)	11,859	(42,359)
Net decrease in other liabilities	(76,303)	(27,090)	(9,128)
Net cash provided by operating activities	296,504	351,413	269,774
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	767,892	810,260	888,700
Proceeds from calls and sales	1,070,715	—	—
Purchases	(1,301,041)	(130,252)	(1,088,417)
Other investments:
Proceeds from sales	14,292	12,842	15,517
Purchases	(30,996)	(65,239)	(20,487)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(133,702)	(572,488)	(750,917)
Proceeds from sales of loans originated for investment	407,698	562	9,711
Purchases of loans	(398,735)	(270,272)	(26,626)
Proceeds from bank-owned life insurance	7,682	1,151	4,482
Purchases of premises, equipment and software	(29,354)	(35,880)	(10,068)
Proceeds from sales of premises and equipment	2	65	8,139
Purchases of mortgage servicing rights	—	(6,444)	—
Proceeds from sales of other real estate owned	759	718	929
Other	—	(2,832)	(2,044)
Net cash provided by (used in) investing activities	375,212	(257,809)	(971,081)
Cash flows from financing activities
Net (decrease) increase in deposits	(705,074)	(462,054)	817,590
Net decrease in short-term borrowings	—	—	(9,151)
Proceeds from long-term borrowings	—	600,000	—
Repayment of long-term borrowings	(10)	(10)	(10)
Dividends paid	(138,246)	(131,036)	(122,810)
Distributions paid	—	—	(2,118)
Stock tendered for payment of withholding taxes	(1,764)	(53)	(136)
Proceeds from employee stock purchase plan	—	342	528
Common stock repurchased	(136,242)	(131,800)	—
Net cash (used in) provided by financing activities	(981,336)	(124,611)	683,893
Net decrease in cash and cash equivalents	(309,620)	(31,007)	(17,414)
Cash and cash equivalents at beginning of year	1,003,637	1,034,644	1,052,058
Cash and cash equivalents at end of year	$694,017	$1,003,637	$1,034,644

Supplemental disclosures
Interest paid	$102,457	$80,381	$36,633
Income taxes paid, net of income tax refunds	70,508	43,002	145,072
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	310	549	759
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,401	—	—
Transfers from loans and leases to loans held for sale	408,264	—	10,251
Obligation to fund low-income housing partnerships	31,628	36,044	34,835

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2019, FHB was the largest bank in Hawaii in terms of total assets, loans and leases and deposits. FHB has 58 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

The accounting and reporting principles of First Hawaiian, Inc. and Subsidiary (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. Intercompany accounts and transactions have been eliminated in consolidation.

Transition to an Independent Public Company

Prior to our initial public offering in August 2016 (“IPO”), we were an indirect wholly owned subsidiary of BNP Paribas (“BNPP”), a global financial institution based in France.

On April 1, 2016, BNPP effected a series of transactions (“Reorganization Transactions”) pursuant to which FHI, which was then known as BancWest Corporation (“BancWest”), contributed Bank of the West (“BOW”), its subsidiary at the time, to BancWest Holding Inc. (“BWHI”), a newly formed bank holding company and a wholly owned subsidiary of BancWest. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly owned subsidiary of BNPP. As part of these transactions, we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly owned subsidiary.

On July 1, 2016, we became an indirect wholly owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, we became a direct wholly owned subsidiary of BancWest Corporation (“BWC”), a direct wholly owned subsidiary of BNP Paribas USA.

In August 2016, FHI completed its IPO of 24,250,000 shares of common stock sold by BWC. Shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016. In connection with FHI’s IPO, BNPP announced its intent to sell its interest in FHI, including FHI’s wholly owned subsidiary, FHB, over time, subject to market conditions and other considerations.

In February 2017, BWC sold an additional 28,750,000 shares of FHI common stock in a secondary offering. In May and June 2018, BWC sold an additional 16,830,000 shares of FHI common stock in the aggregate in a secondary offering. BWC sold 20,000,000 additional shares of FHI common stock in secondary offerings completed in each of August and September 2018, respectively. BWC sold shares of FHI common stock of 2,968,069 and 1,801,801 in May and August 2018, respectively, to the Company pursuant to share repurchase agreements. On February 1, 2019, BNPP, through BWC, completed the sale of its remaining 24,859,750 shares of FHI common stock in a public offering. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in that offering, in any of the secondary offerings described above or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

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

The Company accounts for its interests in these low-income housing partnerships using the proportional amortization method. Unfunded commitments to fund these investments were $102.8 million and $36.0 million as of December 31, 2019 and 2018, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in-transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. The average amount of cash reserves required was $67.4 million and $57.6 million for the years ended December 31, 2019 and 2018, respectively. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have maturities of less than 90 days.

Interest-bearing Deposits in Other Banks

Interest-bearing deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2019 and 2018, investment securities were comprised of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. All investment securities transactions are recorded on a trade-date basis. All of the Company’s securities were categorized as available-for-sale as of December 31, 2019 and 2018. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method.

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

The Company individually measures impairment on commercial and industrial loans and commercial real estate loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or, for residential real estate loans and collateral-dependent loans, based on the fair value of the collateral less disposition costs. On a case-by-case basis, the Company may measure impairment based upon a loan’s observable market price. Impaired loans without a related allowance for loan and lease losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans.

Allowance for Loan and Lease Losses

The Company maintains the allowance for loan and lease losses (the “Allowance”) at a level which, in management’s judgment, is adequate to absorb probable credit losses that have been incurred in the Company’s loan and lease portfolio as of the balance sheet date. The Company’s methodology for determining an adequate and appropriate level of the Allowance takes into account many factors, including:

●	Trends in the volume and severity of delinquent loans and leases, nonaccrual loans and leases, troubled debt restructurings and other loan and lease modifications;

●	Trends in the quality of risk management and loan administration practices including findings of internal and external reviews of loans and the effectiveness of collection practices;

●	Changes in the quality of the Company’s risk identification process and loan review system;

●	Changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices;

●	Changes in the nature and volume of the loan and lease portfolio;

●	Changes in concentrations within the loan and lease portfolio;

●	Changes in national and local economic business conditions, including the condition of various market segments.

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

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 10 to 39 years for premises, 4 to 20 years for equipment and the shorter of the lease term or remaining useful life for leasehold improvements.

On a periodic basis, long-lived assets are reviewed for impairment. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value and is not recoverable. An impairment analysis is performed whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.

Operating lease rental income for leased assets, primarily premises, is recognized on a straight-line basis as an offset to rental expense.

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new carrying value. The Company charges losses arising upon the acquisition of the property against the Allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the Allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs. Any write-downs or losses from the subsequent disposition of such properties are included in other noninterest expense. Gains recognized on the sale of such properties are included in other noninterest income.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company performs impairment testing of goodwill, an infinite-lived intangible asset, as required under GAAP on an annual basis or when circumstances change that indicate that a potential impairment may have occurred. The Company has assigned goodwill to its operating segments for impairment testing purposes. The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment testing. Step 1 of the test identifies potential impairments at the reporting unit level by comparing the estimated fair value of each identified reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the carrying amount exceeds the estimated fair value, Step 2 is performed to determine the amount of the potential impairment. Step 2 compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2019, 2018 and 2017.

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

The expected long-term rate of return was based on a calculated rate of return from average rates of return on various asset classes over a 20-year historical time horizon. Using long-term historical data allows the Company to capture multiple economic environments, which management believes is relevant when using historical returns. Net actuarial gains or losses that exceed a 5% corridor of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the year are amortized from accumulated other comprehensive income into net periodic pension cost on a straight-line basis over five years.

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

The Company recognizes an asset on its consolidated balance sheets for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company also measures the plans’ assets and obligations that determine its funded status as of the end of the year and recognizes those changes in other comprehensive income, net of tax. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Service cost is included in salaries and employee benefits expense, while all other components of net periodic pension cost are included in other noninterest expense in the consolidated statements of income.

Income Taxes

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

Excise tax credits relating to premises and equipment are accounted for using the flow-through method, and the benefit is recognized in the year the asset is placed in service. General business and excise tax credits generated from the leasing portfolio, except for credits that are passed on to lessees, are recognized over the term of the lease for book purposes, but in the year placed in service for tax purposes.

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2019, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

Derivative Instruments and Hedging Activities

Derivatives are recognized on the consolidated balance sheets at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instrument”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to interest rate risk are recorded in current period earnings. For a cash flow hedge, to the extent that the hedge is considered highly effective, changes in the fair value of the derivative instrument are recorded in other comprehensive income and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. To the extent the derivative instruments are not effective, any changes in the fair value of the derivatives are immediately recognized in noninterest income. For free-standing derivative instruments, changes in fair values are reported in current period earnings. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as hedges to specific assets or liabilities, unrecognized firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of a hedge and on a quarterly basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of, or cash flows related to, hedged items.

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

Stock-Based Compensation

The Company grants stock-based awards, including restricted stock, restricted stock units and performance stock units. These awards are issued at no cost to the recipient. The fair value of restricted stock and restricted stock unit awards was based on the closing price of FHI’s common stock on the date of grant. Such awards were recognized in the Company’s consolidated statements of income on a straight-line basis over the vesting period. Recipients of performance stock units are entitled to receive shares of FHI common stock at no cost, subject to the Company’s achievement of specified market or performance conditions. The grant date fair value of the performance stock units subject to the Company’s achievement of specified market conditions was estimated using a Monte Carlo simulation model. For purposes of this modeling exercise, historical volatilities of FHI common stock and members of the peer group were used. The risk-free interest rate that was used in the valuation was that of a zero-coupon U.S. Treasury note that was commensurate with the performance period.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $6.9 million, $4.8 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance provided that lessees would be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB. Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Company elected the package of practical expedients which among other things, required no reassessment of whether existing contracts were or contained leases as well as no reassessment of lease classification for existing leases and the practical expedient which permitted the Company to not separate nonlease components from lease components in determining the consideration in the lease agreement when the Company was a lessee or a lessor. The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises. As a result, the Company recognized a lease liability of $50.3 million and a related right-of-use asset of $50.6 million on its consolidated balance sheet on January 1, 2019. See “Note 14. Leases” for required disclosures related to this new guidance.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Prior to the adoption of ASU No. 2017-08, entities typically amortized the premium as an adjustment of yield over the contractual life of debt securities. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The Company adopted the provisions of ASU No. 2017-08 on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The objectives of the new guidance were to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Historically, the Company has participated in limited activities in fair value and cash flow hedging relationships. As a result, the adoption of ASU No. 2017-12 on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements. See “Note 17. Derivative Financial Instruments” for required disclosures related to this new guidance.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., other assets). The new guidance provided that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis was more representative of the pattern in which the entity expected to benefit from access to the hosted software. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU No. 2018-15 prospectively on January 1, 2019 due to the Company’s shift towards utilizing more hosting arrangements that are service contracts. For the year ended December 31, 2019, the Company capitalized $10.6 million related to hosting arrangements that are service contracts.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this guidance requires a current expected credit loss (“CECL”) approach to determine the allowance for credit losses (“ACL”). CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. CECL also applies to off-balance sheet credit exposures, except for unconditionally cancellable commitments. In addition, this guidance modifies the other-than-temporary-impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. This guidance requires entities to record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. As it relates to CECL, this guidance amended certain provisions contained in ASU No. 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying that extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity’s determination of expected credit losses. Federal banking regulatory agencies have also provided relief for an initial capital decrease on January 1, 2020 by allowing for an election to phase-in the impact of adopting the CECL standard over a three-year period on a straight-line basis.

The Company will adopt the provisions of ASU No. 2016-13, ASU No. 2019-04 and related amendments on January 1, 2020. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the ACL for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. The Company will also make accounting policy elections not to measure an ACL on accrued interest receivable, write-off accrued interest receivable by reversing interest income and to present accrued interest receivable separately from the related financial asset on the balance sheet. The implementation of CECL will require significant operational changes, particularly in data collection and analysis. The Company engaged a software vendor and ran several CECL parallel productions during 2019. In the fourth quarter of 2019, model validation was completed and management approved the model to be placed into production. Furthermore, significant progress was made in the Company’s user acceptance testing and reconciliation processes. Based on the Company’s portfolio balances and forecasted economic conditions as of January 1, 2020, management believes that the adoption of the CECL standard will result in an increase in the ACL of approximately 10% to 15%, as compared to the Company’s reserve levels as of December 31, 2019.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. This guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities are to recognize an impairment charge for goodwill by the amount by which the carrying amount exceeds the reporting unit’s fair value. Entities will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company adopted the provisions of ASU No. 2017-04 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is a part of the FASB’s disclosure framework project to improve disclosure effectiveness. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated. Furthermore, this guidance modifies certain requirements which will involve disclosing: transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. The Company adopted the provisions of ASU No. 2018-13 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at beginning of year	$66,088	$61,603	$94,466
New loans made	22,682	6,756	3,762
Repayments	(3,490)	(2,271)	(36,625)
Balance at end of year	$85,280	$66,088	$61,603

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

The Company participates in forward and spot transactions with BOW (which ceased being an affiliate of the Company in February 2019) as the counterparty. These positions as of December 31, 2019, 2018 and 2017 are summarized below along with other transactions with its related parties.

	As of December 31,
(dollars in thousands)	2019	2018	2017
Cash and due from banks	$—	$55,454	$41,874
Other assets	—	19,358	23,872
Noninterest-bearing demand deposits	—	(346)	(456)
Noninterest income from affiliates	382	5,677	4,908
Noninterest expense to affiliates	(4)	(59)	(47)

The Company had no other liabilities with affiliates and no off-balance sheet commitments with affiliates to purchase and sell foreign currencies as of December 31, 2019, 2018 and 2017.

The Company did not transact in hedging or trading activities on behalf of BOW or BWC, in each case while such entities were affiliates and related parties of the Company.

In 2016, BWC and the Company entered into an Expense Reimbursement Agreement whereby BWC agreed to reimburse the Company for certain expenses incurred by the Company that are provided for the ultimate benefit of BNPP and its subsidiaries. Payments received from BWC amounted to $7.2 million, $14.6 million and $21.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Expenses incurred by the Company after 2019 are not subject to reimbursement by BWC under the Expense Reimbursement Agreement.

3. Investment Securities

As of December 31, 2019 and 2018, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2019 and 2018, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of December 31, 2019 and 2018 were as follows:

	2019				2018
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$29,832	$56	$—	$29,888	$389,470	$—	$—	$389,470
Government-sponsored enterprises debt securities	101,697	19	(277)	101,439	248,372	—	(6,778)	241,594
Mortgage-backed securities:
Residential - Government agency	290,131	2,224	(1,146)	291,209	426,710	—	(15,174)	411,536
Residential - Government-sponsored enterprises	395,039	6,126	(1,673)	399,492	156,056	85	(5,294)	150,847
Commercial - Government-sponsored enterprises	101,798	555	(634)	101,719	—	—	—	—
Collateralized mortgage obligations:
Government agency	2,390,143	7,483	(16,348)	2,381,278	2,779,620	—	(97,171)	2,682,449
Government-sponsored enterprises	772,023	2,505	(3,909)	770,619	620,337	—	(17,745)	602,592
Debt securities issued by states and political subdivisions	—	—	—	—	19,854	—	—	19,854
Total available-for-sale securities	$4,080,663	$18,968	$(23,987)	$4,075,644	$4,640,419	$85	$(142,162)	$4,498,342

Proceeds from call and sales of investment securities were $63.0 million and $1.0 billion for the year ended December 31, 2019. Proceeds from both calls and sales of investment securities were nil for both the years ended December 31, 2018 and 2017. The Company recorded gross realized gains of $0.5 million and gross realized losses of $3.2 million for the year ended December 31, 2019. The Company recorded no gross realized gains and no gross realized losses for both the years ended December 31, 2018 and 2017. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was $0.7 million for the year ended December 31, 2019. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil during both the years ended December 31, 2018 and 2017. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $92.5 million, $106.6 million and $102.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest income from non-taxable investment securities was nil, $0.5 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government-sponsored enterprises as of December 31, 2019, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2019
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$29,832	$29,888
Due after one year through five years	101,697	101,439
Due after five years through ten years	—	—
Due after ten years	—	—
	131,529	131,327

Mortgage-backed securities:
Residential - Government agency	290,131	291,209
Residential - Government-sponsored enterprises	395,039	399,492
Commercial - Government-sponsored enterprises	101,798	101,719
Total mortgage-backed securities	786,968	792,420
Collateralized mortgage obligations:
Government agency	2,390,143	2,381,278
Government-sponsored enterprises	772,023	770,619
Total collateralized mortgage obligations	3,162,166	3,151,897
Total available-for-sale securities	$4,080,663	$4,075,644

At December 31, 2019, pledged securities totaled $1.8 billion, of which $1.5 billion was pledged to secure public deposits and $242.3 million was pledged to secure other financial transactions. At December 31, 2018, pledged securities totaled $2.0 billion, of which $1.7 billion was pledged to secure public deposits and $232.7 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2019 and 2018.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 118 and 154 individual securities in each category have been in a continuous loss position as of December 31, 2019 and 2018, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$(277)	$49,716	$—	$—	$(277)	$49,716
Mortgage-backed securities:
Residential - Government agency	—	—	(1,146)	109,614	(1,146)	109,614
Residential - Government-sponsored enterprises	(115)	76,481	(1,558)	109,025	(1,673)	185,506
Commercial - Government-sponsored enterprises	(634)	38,062	—	—	(634)	38,062
Collateralized mortgage obligations:
Government agency	(8,049)	969,762	(8,299)	565,764	(16,348)	1,535,526
Government-sponsored enterprises	(583)	180,785	(3,326)	209,752	(3,909)	390,537
Total available-for-sale securities with unrealized losses	$(9,658)	$1,314,806	$(14,329)	$994,155	$(23,987)	$2,308,961

	Time in Continuous Loss as of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$—	$—	$(6,778)	$157,939	$(6,778)	$157,939
Mortgage-backed securities:
Residential - Government agency	—	—	(15,174)	373,891	(15,174)	373,891
Residential - Government-sponsored enterprises	(1)	172	(5,293)	125,869	(5,294)	126,041
Collateralized mortgage obligations:
Government agency	—	—	(97,171)	2,475,532	(97,171)	2,475,532
Government-sponsored enterprises	—	—	(17,745)	486,175	(17,745)	486,175
Total available-for-sale securities with unrealized losses	$(1)	$172	$(142,161)	$3,619,406	$(142,162)	$3,619,578

Other-Than-Temporary Impairment

At December 31, 2019, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. At December 31, 2018, the Company had the intent to sell 48 securities with an aggregate amortized cost basis of $898.2 million. As a result, the Company recorded an OTTI write-down of $24.1 million for the year ended December 31, 2018. The OTTI write-down represented the entire difference between the amortized cost basis and fair value of the securities as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million.

As the Company had the intent and ability to hold the remaining securities in an unrealized loss position as of December 31, 2019 and 2018, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. If it is probable that the Company will not collect all amounts due according to the contractual terms of an investment security, an OTTI is considered to have occurred. In determining whether a credit loss exists, the Company estimates the present value of future cash flows expected to be collected from the investment security. If the present value of future cash flows is less than the amortized cost basis of the security, an OTTI exists. As of December 31, 2019 and 2018, the Company did not expect any credit losses in its debt securities and no OTTI related to credit losses were recognized on securities during the years ended December 31, 2019 and 2018. As noted above, the only OTTI losses recognized for the year ended December 31, 2018 were due to non-credit related factors.

The following table provides a detail of the OTTI write-downs included in earnings for the year ended December 31, 2018:

Year Ended
(dollars in thousands)	December 31, 2018
U.S. Treasury securities	$(13,634)
Government-sponsored enterprises debt securities	(1,344)
Mortgage-backed securities:
Residential - Government agency	(146)
Residential - Government-sponsored enterprises	(763)
Collateralized mortgage obligations:
Government agency	(5,064)
Government-sponsored enterprises	(2,711)
Debt securities issued by states and political subdivisions	(423)
Total OTTI write-downs included in earnings	$(24,085)

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

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million to the buyer as a result of the reduction in the Visa Class B conversion rate. See “Note 17. Derivative Financial Instruments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

The Company held approximately 120,000 Visa Class B restricted shares as of both December 31, 2019 and 2018. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2019 and 2018, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,743,242	$3,208,760
Commercial real estate	3,463,953	2,990,783
Construction	519,241	626,757
Residential:
Residential mortgage	3,768,936	3,527,101
Home equity line	893,239	912,517
Total residential	4,662,175	4,439,618
Consumer	1,620,556	1,662,504
Lease financing	202,483	147,769
Total loans and leases	$13,211,650	$13,076,191

Outstanding loan balances are reported net of deferred loan costs and fees of $41.0 million and $36.3 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial and commercial real estate loans totaling $953.2 million were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2018, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer and commercial and industrial loans totaling $957.0 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.1 million and $4.6 million at December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, remaining loan and lease commitments were comprised of the following:

	December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$2,451,362	$2,484,857
Commercial real estate	130,597	114,186
Construction	718,121	526,938
Residential:
Residential mortgage	842	121
Home equity line	1,052,739	913,636
Total residential	1,053,581	913,757
Consumer	1,554,029	1,509,853
Total loan and lease commitments	$5,907,690	$5,549,591

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

The Allowance was comprised of the following for the years indicated:

	Year Ended December 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	(2,718)	—	—	(24)	(438)	(32,807)	—	(35,987)
Recoveries	410	263	—	—	967	9,359	—	10,999
Increase (decrease) in Provision	(3,218)	2,337	(969)	16	(6,256)	22,279	(389)	13,800
Balance at end of year	$28,975	$22,325	$4,844	$424	$39,179	$34,644	$139	$130,530
Individually evaluated for impairment	46	27	—	—	130	—	—	203
Collectively evaluated for impairment	28,929	22,298	4,844	424	39,049	34,644	139	130,327
Loans and leases:
Individually evaluated for impairment	$4,951	$723	$—	$—	$14,964	$—	$—	$20,638
Collectively evaluated for impairment	2,738,291	3,463,230	519,241	202,483	4,647,211	1,620,556	—	13,191,012
Balance at end of year	$2,743,242	$3,463,953	$519,241	$202,483	$4,662,175	$1,620,556	$—	$13,211,650

	Year Ended December 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(778)	—	—	—	(165)	(26,630)	—	(27,573)
Recoveries	232	216	—	—	940	8,470	—	9,858
Increase (decrease) in Provision	1,041	1,465	(1,004)	(179)	1,279	22,724	(3,146)	22,180
Balance at end of year	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Individually evaluated for impairment	108	32	—	—	396	—	—	536
Collectively evaluated for impairment	34,393	19,693	5,813	432	44,510	35,813	528	141,182
Loans and leases:
Individually evaluated for impairment	$8,719	$5,743	$—	$—	$16,114	$—	$—	$30,576
Collectively evaluated for impairment	3,200,041	2,985,040	626,757	147,769	4,423,504	1,662,504	—	13,045,615
Balance at end of year	$3,208,760	$2,990,783	$626,757	$147,769	$4,439,618	$1,662,504	$—	$13,076,191

	Year Ended December 31, 2017
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Balance at beginning of year	$33,129	$18,448	$4,513	$847	$43,436	$28,388	$6,733	$135,494
Charge-offs	(1,519)	—	—	(147)	(408)	(23,851)	—	(25,925)
Recoveries	844	596	—	—	687	7,057	—	9,184
Increase (decrease) in Provision	1,552	(1,000)	2,304	(89)	(863)	19,655	(3,059)	18,500
Balance at end of year	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Individually evaluated for impairment	4	6	—	—	484	—	—	494
Collectively evaluated for impairment	34,002	18,038	6,817	611	42,368	31,249	3,674	136,759
Loans and leases:
Individually evaluated for impairment	$18,183	$10,636	$—	$—	$16,530	$—	$—	$45,349
Collectively evaluated for impairment	3,117,083	2,656,961	632,911	165,066	4,073,523	1,586,476	—	12,232,020
Balance at end of year	$3,135,266	$2,667,597	$632,911	$165,066	$4,090,053	$1,586,476	$—	$12,277,369

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

The credit risk profiles by internally assigned grade for loans and leases as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,585,908	$3,327,659	$515,993	$201,461	$6,631,021
Special mention	91,365	106,331	127	1,022	198,845
Substandard	65,969	29,963	3,121	—	99,053
Total	$2,743,242	$3,463,953	$519,241	$202,483	$6,928,919

	December 31, 2018
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$3,069,546	$2,876,907	$625,607	$146,356	$6,718,416
Special mention	57,012	91,298	200	1,223	149,733
Substandard	82,010	22,578	950	190	105,728
Doubtful	192	—	—	—	192
Total	$3,208,760	$2,990,783	$626,757	$147,769	$6,974,069

There were no loans and leases graded as Loss as of December 31, 2019 and 2018.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,759,799	$886,879	$219,046	$1,016,142	$347,264	$6,229,130
Non-performing and delinquent	9,137	6,360	7,258	24,326	6,520	53,601
Total	$3,768,936	$893,239	$226,304	$1,040,468	$353,784	$6,282,731

	December 31, 2018
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,519,172	$903,284	$234,458	$1,044,393	$339,162	$6,040,469
Non-performing and delinquent	7,929	9,233	5,448	33,739	5,304	61,653
Total	$3,527,101	$912,517	$239,906	$1,078,132	$344,466	$6,102,122

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

The aging analyses of past due loans and leases as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,525	$808	$1,429	$3,762	$2,739,448	$2,743,210	$32	$2,743,242
Commercial real estate	1,664	1,125	1,013	3,802	3,460,121	3,463,923	30	3,463,953
Construction	—	—	2,367	2,367	516,874	519,241	—	519,241
Lease financing	—	—	—	—	202,483	202,483	—	202,483
Residential mortgage	3,258	399	74	3,731	3,759,799	3,763,530	5,406	3,768,936
Home equity line	2,971	394	2,995	6,360	886,879	893,239	—	893,239
Consumer	26,810	7,022	4,272	38,104	1,582,452	1,620,556	—	1,620,556
Total	$36,228	$9,748	$12,150	$58,126	$13,148,056	$13,206,182	$5,468	$13,211,650

	December 31, 2018
	Accruing Loans and Leases
			Greater				Total Non
			Than or			Total	Accruing
	30-59	60-89	Equal to	Total		Accruing	Loans
	Days	Days	90 Days	Past		Loans and	and	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Outstanding
Commercial and industrial	$1,293	$—	$141	$1,434	$3,207,052	$3,208,486	$274	$3,208,760
Commercial real estate	—	—	—	—	2,989,125	2,989,125	1,658	2,990,783
Construction	91	—	—	91	626,666	626,757	—	626,757
Lease financing	47	—	—	47	147,722	147,769	—	147,769
Residential mortgage	2,274	1,012	32	3,318	3,519,172	3,522,490	4,611	3,527,101
Home equity line	5,616	775	2,842	9,233	903,284	912,517	—	912,517
Consumer	32,406	8,712	3,373	44,491	1,618,013	1,662,504	—	1,662,504
Total	$41,727	$10,499	$6,388	$58,614	$13,011,034	$13,069,648	$6,543	$13,076,191

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,825	$3,841	$—
Commercial real estate	30	30	—
Residential mortgage	10,425	10,718	—
Total	$14,280	$14,589	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$1,126	$1,126	$46
Commercial real estate	693	693	27
Residential mortgage	4,539	4,819	130
Total	$6,358	$6,638	$203
Total impaired loans:
Commercial and industrial	$4,951	$4,967	$46
Commercial real estate	723	723	27
Residential mortgage	14,964	15,537	130
Total	$20,638	$21,227	$203

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,449	$4,498	$—
Commercial real estate	5,016	5,016	—
Residential mortgage	9,112	9,426	—
Total	$18,577	$18,940	$—
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,270	$4,270	$108
Commercial real estate	727	727	32
Residential mortgage	7,002	7,387	396
Total	$11,999	$12,384	$536
Total impaired loans:
Commercial and industrial	$8,719	$8,768	$108
Commercial real estate	5,743	5,743	32
Residential mortgage	16,114	16,813	396
Total	$30,576	$31,324	$536

The following tables provide information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31, 2019
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,687	$431
Commercial real estate	2,825	481
Residential mortgage	8,777	440
Consumer	40	—
Total	$15,329	$1,352
Impaired loans with a related allowance recorded:
Commercial and industrial	$4,485	$85
Commercial real estate	710	40
Residential mortgage	6,413	339
Total	$11,608	$464
Total impaired loans:
Commercial and industrial	$8,172	$516
Commercial real estate	3,535	521
Residential mortgage	15,190	779
Consumer	40	—
Total	$26,937	$1,816

	Year Ended
	December 31, 2018
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$11,409	$408
Commercial real estate	7,873	231
Construction	1,248	91
Residential mortgage	9,356	529
Total	$29,886	$1,259
Impaired loans with a related allowance recorded:
Commercial and industrial	$3,154	$273
Commercial real estate	942	67
Residential mortgage	7,369	335
Total	$11,465	$675
Total impaired loans:
Commercial and industrial	$14,563	$681
Commercial real estate	8,815	298
Construction	1,248	91
Residential mortgage	16,725	864
Total	$41,351	$1,934

	Year Ended
	December 31, 2017
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial and industrial	$19,929	$890
Commercial real estate	9,846	417
Lease financing	61	—
Residential mortgage	8,582	567
Total	$38,418	$1,874
Impaired loans with a related allowance recorded:
Commercial and industrial	$2,572	$10
Commercial real estate	918	42
Residential mortgage	8,897	344
Total	$12,387	$396
Total impaired loans:
Commercial and industrial	$22,501	$900
Commercial real estate	10,764	459
Lease financing	61	—
Residential mortgage	17,479	911
Total	$50,805	$2,270

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	Allowance
Commercial and industrial	2	$571	$25
Residential mortgage	1	609	—
Total	3	$1,180	$25

	Year Ended December 31, 2018
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	Allowance
Commercial and industrial	1	$369	$10
Residential mortgage	3	875	29
Total	4	$1,244	$39

	Year Ended December 31, 2017
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	Allowance
Commercial and industrial	1	$1,075	$—
Residential mortgage	2	659	23
Total	3	$1,734	$23
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit and commercial letters of credit totaling $6.1 billion and $5.8 billion as of December 31, 2019 and 2018, respectively. Of the $6.1 billion at December 31, 2019, there were commitments of $4.5 million related to borrowers who had loan terms modified in a TDR. Of the $5.8 billion at December 31, 2018, there were commitments of $1.8 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2019		2018		2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial(3)	2	$571	—	$—	1	$2,480
Commercial real estate(4)	—	—	—	—	1	1,393
Total	2	$571	—	$—	2	$3,873
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(3)	In 2019, the commercial and industrial loans that subsequent defaulted were temporarily modified to interest-only payments. In 2017, the maturity date for the commercial and industrial loan that subsequently defaulted was extended.
(4)	In 2017, the commercial real estate loan that subsequently defaulted was extended.

Foreclosure Proceedings

There was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure as of both December 31, 2019 and December 31, 2018.

Foreclosed Property

Residential real estate properties held from two foreclosed residential mortgage loans included in other real estate owned and repossessed personal property shown in the consolidated balance sheets were $0.3 million as of December 31, 2019. Residential real estate properties held from one foreclosed residential mortgage loan and one foreclosed home equity line included in other real estate owned and repossessed personal property shown in the consolidated balance sheets were $0.8 million as of December 31, 2018.

6. Premises and Equipment

At December 31, 2019 and 2018, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2019	2018
Buildings	$289,271	$280,853
Furniture and equipment	86,485	81,342
Land	106,487	105,302
Leasehold improvements	64,828	55,316
Total premises and equipment	547,071	522,813
Less: Accumulated depreciation and amortization	230,186	217,817
Net book value	$316,885	$304,996

Depreciation and amortization expenses included in occupancy and equipment expenses for 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Occupancy	$9,037	$8,815	$8,852
Equipment	5,485	6,488	6,426
Total	$14,522	$15,303	$15,278

The Company, as a lessor, leases certain properties that it owns. See “Note 14. Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2019 and 2018 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2019	$687,492	$308,000	$995,492
December 31, 2018	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2019, 2018 and 2017.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.3 billion and $2.7 billion as of December 31, 2019 and 2018, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $6.3 million, $7.0 million and $6.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization of MSRs was $3.6 million, $3.8 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2020	$2,129
2021	1,808
2022	1,530
2023	1,295
2024	1,101

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2019	2018
Gross carrying amount	$63,480	$63,342
Less: accumulated amortization	50,812	47,187
Net carrying value	$12,668	$16,155

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Balance at beginning of year	$16,155	$13,196
Originations	138	328
Purchases	—	6,444
Amortization	(3,625)	(3,813)
Balance at end of year	$12,668	$16,155
Fair value of amortized MSRs at beginning of year	$27,662	$21,697
Fair value of amortized MSRs at end of year	$20,329	$27,662
Balance of loans serviced for others	$2,344,899	$2,664,860

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2019, 2018 and 2017.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2019				December 31, 2018
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	10.74%	-	23.39%	11.10%	7.86%	-	19.26%	8.31%
Life in years (of the MSR)	2.04	-	6.33	5.99	3.43	-	7.68	7.19
Weighted-average coupon rate	3.96%	-	7.26%	4.01%	3.97%	-	6.70%	4.02%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.02%	10.00%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $145.6 million and $111.5 million in affordable housing and other tax credit investment partnership interest as of December 31, 2019 and 2018, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $11.3 million, $5.2 million and $3.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2019, 2018 and 2017 were $10.6 million, $6.3 million and $4.5 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $34.1 million as of both December 31, 2019 and 2018.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2019 and 2018 were as follows:

(dollars in thousands)	2019	2018
Public deposits	$1,543,492	$1,749,726
Federal Home Loan Bank	2,928,581	2,497,030
Federal Reserve Bank	953,169	957,017
ACH transactions	155,360	150,903
Interest rate swaps	43,296	28,843
Total	$5,623,898	$5,383,519

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of December 31, 2019 and 2018. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2019 and 2018, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	2019	2018
U.S.:
Interest-bearing	$9,782,957	$10,393,449
Noninterest-bearing	5,188,696	5,368,729
Foreign:
Interest-bearing	781,965	748,678
Noninterest-bearing	691,376	639,212
Total deposits	$16,444,994	$17,150,068

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2019:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$260,198	$772,794	$1,032,992
Over three through six months	215,191	242,008	457,199
Over six through twelve months	321,555	215,211	536,766
2021	98,344	55,118	153,462
2022	128,845	59,185	188,030
2023	59,069	12,167	71,236
2024	59,547	10,893	70,440
Thereafter	32	—	32
Total	$1,142,781	$1,367,376	$2,510,157

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.9 billion as of December 31, 2019 and 2018, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.6 million and $2.4 million at December 31, 2019 and 2018, respectively.

10. Short-Term Borrowings

As of December 31, 2019 and 2018, short-term borrowings were comprised of the following:

	December 31,
(dollars in thousands)	2019	2018
Short-term FHLB fixed-rate advances(1)	$400,000	$—
Total short-term borrowings	$400,000	$—
(1)	Interest is payable monthly.

As of December 31, 2019, the Company’s short-term borrowings included $400.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 2.84% and maturity dates in 2020. The short-term FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. See “Note 8. Transfers of Financial Assets” for more information.

The table below provides selected information for short-term borrowings during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$110,000	$374,875	$6,000
Average outstanding balance	$16,410	$32,987	$1,280
Weighted-average interest rate paid	2.44%	2.18%	0.97%
Securities sold under agreements to repurchase:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$—	$5,951
Average outstanding balance	$—	$—	$893
Weighted-average interest rate paid	—%	—%	0.55%
Short-term FHLB fixed-rate advance:
Weighted-average interest rate at December 31,	2.84%	—%	—%
Highest month-end balance	$400,000	$81,800	$—
Average outstanding balance	$193,425	$6,929	$—
Weighted-average interest rate paid	2.85%	1.90%	—%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. The Company did not enter into any repurchase agreements in 2019 and 2018.

At December 31, 2019 and 2018, the Company had a remaining line of credit of $1.7 billion and $1.3 billion available from the FHLB, respectively, and an undrawn line of credit of $596.8 million and $671.8 million available from the FRB, respectively.

11. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Finance lease	$19	$26
FHLB fixed-rate advances(1)	200,000	600,000
Total long-term borrowings	$200,019	$600,026
(1)	Interest is payable monthly.

As of December 31, 2019, the Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of December 31, 2019 and 2018. See “Note 8. Transfers of Financial Assets” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

At December 31, 2019 and 2018, the Company’s long-term borrowings included a finance lease obligation with a 6.78%annual interest rate that matures in 2022.

At December 31, 2019, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
Year ending December 31:
2020	$9
2021	10
2022	—
2023(1)	100,000
2024(2)	100,000
Total	$200,019
(1)	FHLB fixed-rate advance callable on December 4, 2020 with an interest rate of 2.80%
(2)	FHLB fixed-rate advance callable on January 15, 2021 with an interest rate of 2.65%

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, investment securities and cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Year ended December 31, 2019
Pension and other benefits:
Net actuarial losses arising during the year	(5,774)	1,555	(4,219)
Prior service credit	(429)	115	(314)
Amortization of net loss included in net income	6,610	(1,780)	4,830
Net change in pension and other benefits	407	(110)	297
Investment securities:
Unrealized net gains arising during the year	134,343	(36,178)	98,165
Reclassification of net losses to net income:
Investment securities losses, net	2,715	(731)	1,984
Net change in investment securities	137,058	(36,909)	100,149
Other comprehensive income	137,465	(37,019)	100,446
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Year ended December 31, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Pension and other benefits:
Net actuarial losses arising during the year	(2,835)	763	(2,072)
Prior service credit	(429)	116	(313)
Amortization of net loss included in net income	7,315	(1,970)	5,345
Net change in pension and other benefits	4,051	(1,091)	2,960
Investment securities:
Unrealized net losses arising during the year	(43,545)	11,686	(31,859)
Reclassification of net gains to net income:
OTTI losses on available-for-sale debt securities, net	24,085	(6,485)	17,600
Net change in investment securities	(19,460)	5,201	(14,259)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	1,475	(397)	1,078
Reclassification of net gains to net income:
Other noninterest expense	(7,558)	2,035	(5,523)
Net change in cash flow derivative hedges	(6,083)	1,638	(4,445)
Other comprehensive loss	(21,492)	5,748	(15,744)
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2016	$(145,472)	$57,461	$(88,011)
Year ended December 31, 2017
Pension and other benefits:
Net actuarial losses arising during the year	(1,104)	436	(668)
Prior service credit	(429)	170	(259)
Amortization of net loss included in net income	8,625	(3,407)	5,218
Net change in pension and other benefits	7,092	(2,801)	4,291
Investment securities:
Unrealized net losses arising during the year	(23,516)	9,357	(14,159)
Net change in investment securities	(23,516)	9,357	(14,159)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	2,473	(977)	1,496
Net change in cash flow derivative hedges	2,473	(977)	1,496
Other comprehensive loss	(13,951)	5,579	(8,372)
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the years indicated:

	Pensions			Accumulated
	and		Cash Flow	Other
	Other	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Hedges	Income (Loss)
Year Ended December 31, 2019
Balance at beginning of year	$(28,379)	$(103,816)	$—	$(132,195)
Other comprehensive income	297	100,149	—	100,446
Balance at end of year	$(28,082)	$(3,667)	$—	$(31,749)

Year Ended December 31, 2018
Balance at beginning of year	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive income (loss)	2,960	(14,259)	(4,445)	(15,744)
Balance at end of year	$(28,379)	$(103,816)	$—	$(132,195)

Year Ended December 31, 2017
Balance at beginning of year	$(30,237)	$(59,958)	$2,184	$(88,011)
Other comprehensive income (loss)	4,291	(14,159)	1,496	(8,372)
Balance at end of year	$(25,946)	$(74,117)	$3,680	$(96,383)

As of December 31, 2019, there was no non-credit OTTI loss on securities available for sale. An OTTI loss on available-for-sale debt securities of $24.1 million was  recorded due to the Company’s intent to sell as of December 31, 2018.

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

The following provides definitions for the regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation.

Common Equity Tier 1 Risk-Based Capital Ratio — The CET1 risk-based capital ratio is calculated as CET1 capital, divided by risk-weighted assets. CET1 is the sum of equity, adjusted for ineligible goodwill as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other benefit losses.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and an allowable amount of the reserve for credit losses (limited to 1.25 percent of risk-weighted assets), divided by risk-weighted assets.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2019 and 2018:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,676,515	11.88%	$1,654,304	11.72%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,676,515	11.88%	1,654,304	11.72%	6.00%	8.00%
Total capital to risk-weighted assets	1,807,645	12.81%	1,785,434	12.65%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,676,515	8.79%	1,654,304	8.67%	4.00%	5.00%

December 31, 2018:
Common equity tier 1 capital to risk-weighted assets	$1,661,542	11.97%	$1,658,172	11.94%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,661,542	11.97%	1,658,172	11.94%	6.00%	8.00%
Total capital to risk-weighted assets	1,803,860	12.99%	1,800,490	12.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,661,542	8.72%	1,658,172	8.70%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

A new capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2019, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since December 31, 2019, to change the capital adequacy category of the Company or the Bank.

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

The components of the Company’s net lease expense for the year ended December 31, 2019 were as follows:

Year Ended
(dollars in thousands)	December 31, 2019
Operating lease expense	$9,158
Short-term lease expense	487
Variable lease expense	2,152
Finance lease expense:
Amortization of right-of-use assets	3
Interest on lease liabilities	2
Total finance lease expense	5
Less: Sublease income	(1,073)
Net lease expense	$10,729

For the years ended December 31, 2018 and 2017, rental expense, net of sublease income, presented in accordance with Topic 840, Leases was as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017
Rental expense charged to occupancy	$9,947	$8,620
Less: Sublease income	903	1,342
Net rental expense charged to occupancy	9,044	7,278
Rental expense charged to equipment expense	3,679	285
Total	$12,723	$7,563

Other information related to the Company’s lease liabilities as of and for the year ended December 31, 2019 was as follows:

Year Ended
(dollars in thousands)	December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,802
Operating cash flows paid for finance leases	$10
Financing cash flows paid for finance leases	$10
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,401
Weighted Average Remaining Lease Term
Operating leases (years)	15.7
Finance leases (years)	2.5
Weighted Average Discount Rate
Operating leases	3.36%
Finance leases	6.78%

Operating lease right-of-use assets were $44.3 million and finance lease right-of-use assets were not material as of December 31, 2019. Operating lease right-of-use assets and finance lease right-of use assets were recorded as a component of other assets and premises and equipment, respectively, as of December 31, 2019. Operating lease liabilities were $44.4 million and finance lease liabilities were not material as of December 31, 2019. Operating lease liabilities and finance lease liabilities were recorded as a component of other liabilities and long-term borrowings, respectively, as of December 31, 2019.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability as of January 1, 2019.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2019:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2020	$8,776
2021	8,084
2022	5,453
2023	2,964
2024	2,721
Thereafter	32,227
Total future minimum lease payments	60,225
Less: Imputed interest	(15,934)
Total	$44,291

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

The Company has several operating leases with related parties associated with its branch premises. The lease payments to related parties were $0.3 million for the year ended December 31, 2019. The future minimum rental payments due to related parties are $0.3 million (2020), $0.3 million (2021), $0.2 million (2022), $0.2 million (2023), $0.2 million (2024), and $7.3 million thereafter.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. The cost and accumulated depreciation related to leased properties were $288.8 million and $141.3 million, respectively, as of December 31, 2019, and $289.2 million and $133.7 million, respectively, as of December 31, 2018. Terms of such leases, including renewal options, may be extended for up to ten years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $5.9 million for the year ended December 31, 2019. In addition, the Company recognized $5.3 million of lease income related to variable lease payments for the year ended December 31, 2019.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for the year ended December 31, 2019 was $0.4 million. The future minimum rental income from related parties are $0.4 million (2020), $0.4 million (2021), $0.4 million (2022), $0.4 million (2023), $0.4 million (2024), and $0.8 million thereafter.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2019:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2020	$6,164
2021	6,152
2022	4,431
2023	3,506
2024	2,680
Thereafter	6,511
Total	$29,444

15. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2020 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

Nonqualified Pension and Other Postretirement Benefit Plans

The Company also sponsors an unfunded supplemental executive retirement plan for certain key executives (“SERP”). In addition, the Company sponsors a directors’ retirement plan (“Directors’ Plan”), a non-qualified pension plan for eligible FHI and FHB directors that qualify for retirement benefits based on their years of service as a director. Both the SERP and the Directors’ Plan were frozen as of January 1, 2005 to new participants. In March 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP, which became effective on July 1, 2019. As a result of the amendment, since the effective date, there have not been any, and there will be no, new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP. No contributions to the SERP are expected to be made in 2020.

A postretirement benefit plan is also offered to eligible employees that provides life insurance and healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 62.

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.2 million to its postretirement medical and life insurance plans in 2020. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2020.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5%of the employee’s pay in 2019 and 2018. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2019, 2018 and 2017 were $7.5 million, $7.8 million and $7.3 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $15.6 million, $14.3 million and $13.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive income during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2019	2018	2017	2019	2018	2017
Amounts arising during the year:
Net (gain) loss on pension assets	$(16,278)	$12,209	$(8,619)	$—	$—	$—
Net loss (gain) on pension obligations	21,512	(6,619)	9,757	540	(2,755)	(34)
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(6,995)	(7,315)	(8,625)	385	—	—
Prior service credit	—	—	—	429	429	429
Amount recognized in other comprehensive income	$(1,761)	$(1,725)	$(7,487)	$1,354	$(2,326)	$395

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2019 and 2018:

	Pension Benefits		Other Benefits
(dollars in thousands)	2019	2018	2019	2018
Net actuarial loss (gain)	$40,061	$41,822	$(1,582)	$(2,507)
Prior service credit	—	—	(51)	(480)
Total, pretax effect	40,061	41,822	(1,633)	(2,987)
Tax impact	(10,786)	(11,260)	440	804
Ending balance in accumulated other comprehensive loss	$29,275	$30,562	$(1,193)	$(2,183)

The following table provides the amounts within accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2020:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
Amortization of prior service credit	$—	$(51)
Amortization of net actuarial loss (gain)	5,753	(103)
Total to be recognized in 2020	$5,753	$(154)

The following tables summarize the changes to projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and accumulated postretirement benefit obligation and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2019	2018	2019	2018
Benefit obligation at beginning of year	$199,072	$212,981	$19,716	$21,449
Service cost	14	696	710	750
Interest cost	8,261	7,362	808	739
Actuarial loss (gain)	22,573	(6,619)	540	(2,755)
Curtailment gain	(1,061)	—	—	—
Benefit payments	(15,574)	(15,348)	(469)	(467)
Benefit obligation at end of year	$213,285	$199,072	$21,305	$19,716

	Pension Benefits		Other Benefits
(dollars in thousands)	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$99,581	$114,220	$—	$—
Actual return on plan assets	20,863	(6,936)	—	—
Benefit payments from trust	(7,785)	(7,703)	—	—
Fair value of plan assets at end of year	$112,659	$99,581	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2019 and 2018:

	Pension Benefits		Other Benefits
(dollars in thousands)	2019	2018	2019	2018
Pension assets for overfunded plans	$16,291	$8,702	$—	$—
Pension liabilities for underfunded plans	(116,917)	(108,193)	(21,305)	(19,716)
Funded status	$(100,626)	$(99,491)	$(21,305)	$(19,716)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2019 and 2018:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$96,368	$90,879	$116,917	$108,193	$213,285	$199,072
Accumulated benefit obligation	96,368	90,879	116,834	106,357	213,202	197,236
Fair value of plan assets	112,659	99,581	—	—	112,659	99,581
Overfunded (underfunded) portion of PBO/ABO	16,291	8,702	(116,917)	(108,193)	(100,626)	(99,491)

The Company recognizes the overfunded and underfunded status of its pension plans as an asset and liability in the consolidated balance sheets.

Unrecognized net gains or losses that exceed 5% of the greater of the PBO or the fair value of plan assets as of the beginning of the year are amortized on a straight-line basis over five years in accordance with ASC 715. Amortization of the unrecognized net gain or loss is included as a component of net periodic pension cost. If amortization results in an amount less than the minimum amortization required under GAAP, the minimum required amount is recorded.

The following table summarizes the change in net actuarial loss and amortization for the years ended December 31, 2019 and 2018:

	Pension Benefits		Other Benefits
(dollars in thousands)	2019	2018	2019	2018
Net actuarial loss (gain) at beginning of year	$41,822	$43,547	$(2,507)	$248
Amortization cost	(6,995)	(7,315)	385	—
Liability loss (gain)	21,512	(6,619)	540	(2,755)
Asset (gain) loss	(16,278)	12,209	—	—
Net actuarial loss (gain) at end of year	$40,061	$41,822	$(1,582)	$(2,507)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2019	2018	2017	2019	2018	2017
Service cost	Salaries and employee benefits	$14	$696	$629	$710	$750	$738
Interest cost	Other noninterest expense	8,261	7,362	8,297	808	739	776
Expected return on plan assets	Other noninterest expense	(4,585)	(5,273)	(5,003)	—	—	—
Prior service credit	Other noninterest expense	—	—	—	(429)	(429)	(429)
Recognized net actuarial loss (gain)	Other noninterest expense	6,995	7,315	8,625	(385)	—	—
Total net periodic benefit cost		$10,685	$10,100	$12,548	$704	$1,060	$1,085

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2019	2018	2017
Interest cost	$3,808	$3,420	$3,922
Expected return on plan assets	(4,585)	(5,273)	(5,003)
Recognized net actuarial loss	3,714	2,600	4,316
Total net periodic benefit cost	$2,937	$747	$3,235

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2019 and 2018:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.16%	4.30%	3.16%	4.30%	3.16%	4.30%
Rate of compensation increase	NA	NA	4.00%	4.00%	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.30%	3.51%	4.05%	4.30%	3.51%	4.05%	4.30%	3.51%	4.05%
Expected long-term return on plan assets	4.75%	4.75%	4.75%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	4.00%	4.00%	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2019, 2018 and 2017:

	2019	2018	2017
Healthcare cost trend rate assumed for next year	6.50%	7.00%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2026

A one percentage-point change in the assumed healthcare cost trend rates would have had the following pre-tax effect:

	One Percentage-	One Percentage-
(dollars in thousands)	Point Increase	Point Decrease
Effect on 2019 total of service and interest cost components	$75	$(67)
Effect on postretirement benefit obligation at December 31, 2019	353	(328)

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2019 and 2018:

	Asset Allocation
	2019	2018
Equity securities	31%	29%
Debt securities	66%	69%
Other securities	3%	2%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2019 and 2018.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2019 net periodic pension cost to be 4.75%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2019, was as follows:

Target
Allocation
Equity securities	30%
Debt securities	68%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2020	$16,120	$1,205
2021	15,902	1,315
2022	15,580	1,410
2023	15,176	1,487
2024	14,739	1,546
2025 to 2029	69,769	8,085

Fair Value Measurement of Plan Assets

The Company’s overall investment strategy includes a wide diversification of asset types, fund strategies and fund managers. Investments in mutual funds and exchange-traded funds consist primarily of investments in large-cap companies located in the United States. Fixed income securities include U.S. government agencies and corporate bonds of companies from diversified industries.

The fair values of the Company’s pension plans assets at December 31, 2019 and 2018, by asset class, were as follows:

	December 31, 2019
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,824	$—	$—	$2,824
Fixed income - U.S. Treasury securities	—	4,053	—	4,053
Fixed income - U.S. government agency securities	—	3,504	—	3,504
Fixed income - U.S. corporate securities	—	58,808	—	58,808
Fixed income - municipal securities	—	484	—	484
Fixed income - mutual funds	6,204	—	—	6,204
Fixed income - international securities	1,544	—	—	1,544
Equity - large-cap exchange-traded funds	23,278	—	—	23,278
Equity - mid-cap exchange-traded funds	3,379	—	—	3,379
Equity - small-cap exchange-traded funds	1,645	—	—	1,645
Equity - international funds	6,936	—	—	6,936
Total	$45,810	$66,849	$—	$112,659

	December 31, 2018
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,428	$—	$—	$2,428
Fixed income - U.S. Treasury securities	—	4,450	—	4,450
Fixed income - U.S. government agency securities	—	3,565	—	3,565
Fixed income - U.S. corporate securities	—	53,721	—	53,721
Fixed income - municipal securities	—	451	—	451
Fixed income - mutual funds	6,272	—	—	6,272
Equity - large-cap mutual funds	8,831	—	—	8,831
Equity - large-cap exchange-traded funds	10,482	—	—	10,482
Equity - mid-cap exchange-traded funds	2,544	—	—	2,544
Equity - small-cap exchange-traded funds	1,176	—	—	1,176
Equity - international funds	5,661	—	—	5,661
Total	$37,394	$62,187	$—	$99,581

No fair value measurements used Level 3 inputs as of December 31, 2019 and 2018.

The plan’s investments in fixed income securities represent approximately 66.2% and 68.7% of total plan assets as of December 31, 2019 and 2018, respectively, which is the most significant concentration of risk in the plan.

Valuation Methodologies

Cash and cash equivalents — includes investments in money market funds. Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.

U.S. Treasury securities — includes securities issued by the U.S. government valued at fair value based on observable market prices for similar securities or other market observable inputs.

U.S. government agency securities — includes investment-grade debt securities issued by U.S. government agencies. These securities are valued at fair value based upon the quoted market values of the underlying net assets.

U.S. corporate securities — includes investment-grade debt securities issued by U.S. corporations. These securities are valued at fair value based on observable market prices for similar securities or other market observable inputs.

Municipal securities — includes bonds issued by a city or other local government, or their agencies. Potential issuers of municipal bonds include cities, counties, redevelopment agencies, special-purpose districts, school districts, public utility districts, publicly owned airports and seaports, and any other governmental entity (or group of governments) below the state level. Municipal bonds may be general obligations of the issuer or secured by specified revenues. These securities are valued at fair value based on observable market prices for similar securities or other market observable inputs.

Mutual funds — includes an open-end fixed-income fund benchmarked to the Barclay’s Capital U.S. Government/Credit Bond Index. At least 80% of its assets are high-grade corporate bonds and U.S. government debt obligations. The fair value is based upon the quoted market values of the underlying net assets.

Large-cap mutual funds — includes open-end equity funds holding a diversified portfolio of large-cap domestic equity securities. The portfolio has a bias towards stocks with growth characteristics and stocks with high cash flow and growing dividends. The fair value is based upon the quoted market values of the underlying net assets.

Large-cap exchange-traded fund — includes an exchange-traded fund which invests mainly in U.S. large-cap stocks such as those in the S&P 500 index. The fair value is based upon the quoted market values of the underlying net assets.

Mid-cap exchange-traded funds — includes broadly-diversified exchange-traded funds which invest in U.S. mid-cap stocks such as those in the S&P 400 Mid Cap index. The fair value is based upon the quoted market values of the underlying net assets.

Small-cap exchange-traded funds — includes broadly-diversified exchange-traded funds which invest in U.S. small-cap stocks such as those in the S&P 600 Small Cap index. The fair value is based upon the quoted market values of the underlying net assets.

International funds — includes well-diversified exchange-traded funds tracking broad-based international equity indexes. The fair value is based upon the quoted market values of the underlying net assets.

16. Income Taxes

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act made many significant amendments to the Internal Revenue Code of 1986, as amended (the “Code”), including reducing the corporate tax rate from 35% to 21%, effective January 1, 2018. GAAP requires that companies record and reflect the impact of the Tax Act in their financial statements for the quarter during which the Tax Act becomes law, even if provisions of the Tax Act become effective at a future date. Accordingly, the Company reported the impact of the Tax Act on its results of operations in its consolidated financial statements for the fourth quarter and year ended December 31, 2017. The reduction in the corporate tax rate under the Tax Act required a one-time revaluation of certain tax-related assets, which resulted in the Company recording $47.6 million in additional income tax expense in our consolidated statements of income in the fourth quarter of 2017.

For the years ended December 31, 2019, 2018 and 2017, the provision for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Current:
Federal	$56,450	$69,477	$101,162
State and local	23,796	27,909	24,595
Total current	80,246	97,386	125,757
Deferred:
Federal	14,047	(2,043)	58,732
State and local	3,013	(1,559)	184
Total deferred	17,060	(3,602)	58,916
Total provision for income taxes	$97,306	$93,784	$184,673

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam and Saipan. The Company had a current income tax receivable due from various jurisdictions of $24.4 million and $25.3 million as of December 31, 2019 and 2018, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2019 and 2018, were as follows:

	December 31,
(dollars in thousands)	2019	2018
Assets:
Deferred compensation expense	$56,148	$56,989
Allowance for loan and lease losses and nonperforming assets	35,195	38,245
Lease liabilities	11,951	—
Investment securities	2,474	45,846
State income taxes	3,338	5,378
Total deferred income tax assets before valuation allowance	109,106	146,458
Valuation allowance	(1,393)	(1,901)
Total deferred income tax assets after valuation allowance	107,713	144,557
Liabilities:
Leases	(14,873)	(10,597)
Deferred income	(16,069)	(15,471)
Lease right-of-use assets	(11,931)	—
Intangible assets	(500)	(788)
Other	(10,570)	(9,852)
Total deferred income tax liabilities	(53,943)	(36,708)
Net deferred income tax assets	$53,770	$107,849

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2019 and 2018.

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

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$80,157	21.00%	$75,217	21.00%	$128,924	35.00%
State and local taxes, net of federal income tax benefit	21,179	5.55	20,817	5.81	16,106	4.37
Impact of Tax Reform	—	—	—	—	47,598	12.92
Nontaxable income	(3,269)	(0.86)	(2,037)	(0.57)	(4,974)	(1.35)
Other	(761)	(0.20)	(213)	(0.06)	(2,981)	(0.81)
Income tax expense and effective income tax rate	$97,306	25.49%	$93,784	26.18%	$184,673	50.13%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company’s 2016 tax returns are currently under IRS examination. In addition, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2016 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2015 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019			2018			2017
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$131,570	$12,524	$144,094	$130,619	$10,660	$141,279	$127,085	$9,965	$137,050
Additions for current year tax positions	1,038	—	1,038	2,260	—	2,260	2,727	—	2,727
Additions for Reorganization Transactions	—	986	986	—	832	832	—	226	226
Additions for prior years' tax positions:
New uncertain tax positions identified	1,894	—	1,894	—	—	—	—	—	—
Accrual of interest and penalties	—	1,280	1,280	—	1,159	1,159	—	621	621
Other	—	—	—	—	—	—	1,152	—	1,152
Reductions for prior years' tax positions:
Expiration of statute of limitations	(190)	(89)	(279)	(280)	(127)	(407)	(345)	(152)	(497)
Other	—	—	—	(1,029)	—	(1,029)	—	—	—
Balance at December 31,	$134,312	$14,701	$149,013	$131,570	$12,524	$144,094	$130,619	$10,660	$141,279

Included in the balance of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, was $19.1 million, $16.2 million and $14.9 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of both December 31, 2019 and 2018, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $1.4 million of taxes and $0.9 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $2.4 million, $1.0 million and $0.7 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $16.3 million and $13.8 million as of December 31, 2019 and 2018, respectively, accrued for interest and penalties, of which $14.7 million and $12.5 million as of December 31, 2019 and 2018, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of both December 31, 2019 and 2018, the Company maintained balances of $93.1 million related to current tax receivables. As of December 31, 2019 and 2018, the Company maintained balances of $118.1  million and $117.3 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of  $25.0 million and $24.2 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, including as a result of the IRS audit of the Company’s 2016 income tax returns, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2019, 2018 and 2017, the Company recorded nil, $1.5 million and $3.9 million, respectively, of such adjustments through the provision for income taxes and noninterest income.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$23,190	$—	$(682)	$41,317	$31	$(44)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,818,803	63,527	—	2,269,247	12,305	(12,007)
Funding swap	82,900	—	(4,233)	62,039	—	(2,607)
Foreign exchange contracts	1,428	12	—	1,191	—	(34)
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $8.7 million and $2.1 million as of December 31, 2019 and 2018, respectively.

In 2017 and 2018, each of the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments for derivative contracts that are referred to as settled-to-market as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, the Company has treated the CME and LCH variation margins as settlements, which has resulted in a decrease in the Company’s cash collateral and a corresponding decrease in the Company’s derivative asset and liability. As of December 31, 2019 and 2018, the CME variation margin was $1.0 million and $0.5 million, respectively. As of December 31, 2019 and 2018, the LCH variation margin was $62.5 million and $0.6 million, respectively.

As of December 31, 2019, the Company pledged $29.9 million in financial instruments and $13.4 million in cash as collateral for interest rate swaps. As of December 31, 2018, the Company pledged $26.2 million in financial instruments and $2.6 million in cash as collateral for interest rate swaps. As of December 31, 2019 and 2018, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At December 31, 2019, the Company carried one interest rate swap with a notional amount of $23.2 million with a negative fair value of $0.7 million that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023. At December 31, 2018, the Company carried interest rate swaps with notional amounts totaling $41.3 million with a positive fair value of nil and a negative fair value of nil that were categorized as fair value hedges for commercial and industrial loans and commercial real estate loans.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2019, 2018 and 2017:

	Gains (losses) recognized in
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2019	2018	2017
Gains (losses) on fair value hedging relationships recognized in interest income(1):
Recognized on interest rate swap	Loans and lease financing	$(671)	$—	$—
Recognized on hedged item	Loans and lease financing	735	—	—

Gains (losses) on fair value hedging relationships recognized in noninterest income(2):
Recognized on interest rate swap	Other	$—	$629	$846
Recognized on hedged item	Other	—	(723)	(841)
(1)	In connection with the adoption of ASU 2017-12, beginning January 1, 2019, gain (loss) amounts for the interest rate swap qualifying as fair value hedging and the hedged item are included in interest income from loans and lease financing.
(2)	Prior to January 1, 2019, gain (loss) amounts for the interest rate swaps qualifying as fair value hedging and the hedged items were included in other noninterest income.

As of December 31, 2019 and 2018, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$24,415	$42,496	$1,017	$293

Cash Flow Hedges

During 2018 and 2017, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The swaps matured in December 2018. As of December 31, 2019 and 2018, the Company held no cash flow hedges.

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

The interest rate swaps were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. During the year ended December 31, 2018, the pretax gain recognized in accumulated other comprehensive income of $7.6 million was reclassified into other noninterest income on the maturity dates of the cash flow hedges. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $1.2 million and $2.4 million during the years ended December 31, 2018 and 2017, respectively. The Company also recognized expenses related to the ineffective portion of the change in fair value of the cash flow hedges of nil and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31, 2018 and 2017:

	December 31,
(dollars in thousands)	2018	2017
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$1,475	$2,473
Pretax gain reclassified from accumulated other comprehensive income	(7,558)	—

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

	Net gains (losses) recognized
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2019	2018	2017
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$16	$574	$819
Funding swap	Other noninterest income	(5,355)	(172)	(169)
Foreign exchange contracts	Other noninterest income	12	(58)	171

As of December 31, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $63.5 million and a negative fair value of nil. The Company received 1-month LIBOR and paid fixed rates ranging from 1.71% to 8.73%. The swaps mature between 2021 and 2039. As of December 31, 2018, the Company carried multiple interest rate swaps with notional amounts totaling $2.3 billion, including $2.2 billion related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.0 million. The Company received 1-month LIBOR and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil, $0.5 million and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $4.5 million, $7.3 million and $6.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Interest rate swaps related to the program had asset fair values of $63.5 million and $12.3 million as of December 31, 2019 and 2018, respectively, and liability fair values of nil and $11.2 million as of December 31, 2019 and 2018, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. During the year ended December 31, 2019, the Company recorded a $4.5 million loss in other noninterest income related to a revaluation adjustment to increase the fair value of the derivative liability (“Visa derivative”). The Visa derivative of $4.2 million and $2.6 million was included in the consolidated balance sheets at December 31, 2019 and 2018, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 22. Fair Value” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during each of the years ended December 31, 2019, 2018 and 2017.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $4.0 million and $0.8 million at December 31, 2019 and 2018, respectively, for which we posted $4.7 million and $0.5 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2019 and 2018, we may have been required to settle the contract in an amount equal to its fair value.

18. Commitments and Contingent Liabilities

Contingencies

On January 27, 2017, a putative class action lawsuit was filed by a Bank customer alleging that FHB improperly charges an overdraft fee in circumstances where an account had sufficient funds to cover the transaction at the time the transaction is authorized, but not at the time the transaction is presented for payment and that this practice constitutes an unjust and deceptive trade practice and a breach of contract. The lawsuit further alleged that FHB’s practice of assessing a one-time continuous negative balance overdraft fee on accounts remaining in a negative balance for a seven-day period constitutes a usurious interest charge and an unfair and deceptive trade practice. On October 2, 2018, the parties reached an agreement in principle to resolve this class action lawsuit. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the year ended December 31, 2018. In August 2019, the court approved the settlement agreement executed by the parties, pursuant to which the Company funded a $4.1 million settlement account. During the year ended December 31, 2019, the Company received insurance proceeds of $0.7 million to partially cover the litigation expense incurred in the prior year.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $94.1 million and $92.3 million at December 31, 2019 and 2018, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $9.0 million and $17.3 million at December 31, 2019 and 2018, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2019 have maturities ranging from January 2020 to May 2022. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2019 and 2018 were as follows:

	December 31,
(dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,907,690	$5,549,591
Standby letters of credit	181,412	204,324
Commercial letters of credit	7,334	7,535

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

19. Revenue from Contracts with Customers

In accordance with Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has restated the selected financial information for the year ended December 31, 2018 in order to conform with the current presentation. See “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$413,029	$141,227	$19,146	$573,402

Service charges on deposit accounts	30,298	1,238	2,242	33,778
Credit and debit card fees	—	58,034	6,812	64,846
Other service charges and fees	20,454	2,096	2,155	24,705
Trust and investment services income	35,102	—	—	35,102
Other	715	4,899	3,351	8,965
Not in scope of Topic 606(1)	8,844	7,368	8,925	25,137
Total noninterest income	95,413	73,635	23,485	192,533
Total revenue	$508,442	$214,862	$42,631	$765,935

	Year Ended December 31, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$420,165	$140,333	$5,820	$566,318

Service charges on deposit accounts	28,866	1,146	2,024	32,036
Credit and debit card fees	—	78,218	7,080	85,298
Other service charges and fees	19,977	4,089	2,175	26,241
Trust and investment services income	31,324	—	—	31,324
Other	585	6,616	2,731	9,932
Not in scope of Topic 606(1)	8,917	(9,165)	(5,590)	(5,838)
Total noninterest income	89,669	80,904	8,420	178,993
Total revenue	$509,834	$221,237	$14,240	$745,311
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the years ended December 31, 2019 and 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Credit and Debit Card Fees

Credit and debit card fees primarily represent revenues earned from interchange fees, ATM fees and merchant processing fees. Interchange and network revenues are earned on credit and debit card transactions conducted with payment networks. ATM fees are primarily earned as a result of surcharges assessed to non-FHB customers who use an FHB ATM. Merchant processing fees are primarily earned on transactions in which FHB is the acquiring bank. Such fees are generally recognized concurrently with the delivery of services on a daily basis.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of December 31, 2019 and 2018, the Company had contract liabilities of $1.8 million and $2.6 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For both the years ended December 31, 2019 and 2018, the Company recognized revenues and contract liabilities decreased by approximately $0.8 million, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2019 and 2018, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2019 and 2018. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

20. Earnings per Share

The Company made no adjustments to net income for the purposes of computing earnings per share and there were no antidilutive securities.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2019	2018	2017
Numerator:
Net income	$284,392	$264,394	$183,682

Denominator:
Basic: weighted-average shares outstanding	133,076,489	136,945,134	139,560,305
Add: weighted-average equity-based awards	310,668	166,286	96,688
Diluted: weighted-average shares outstanding	133,387,157	137,111,420	139,656,993

Basic earnings per share	$2.14	$1.93	$1.32
Diluted earnings per share	$2.13	$1.93	$1.32

21. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2019, 2018 and 2017, stock-based compensation expense was $7.8 million, $6.9 million and $3.1 million, respectively, and the related income tax benefit was $2.0 million, $1.8 million and $1.6 million, respectively. For the years ended December 31, 2019, 2018 and 2017, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2019, total shares authorized under the Company’s stock-based compensation plan for employees were 5.6 million shares, of which 4.3 million shares were available for future grants. As of December 31, 2019, total shares authorized under the 2016 Non-Employee Director Plan were 75,000 shares, of which 34,842 shares were available for future grants.

Restricted Share Awards

Restricted share awards (“Restricted Stock”) provide grantees with rights to shares of common stock contingent upon completion of a service period. Restricted Stock generally vests and any restrictions will lapse over a period of three years in equal annual installments on each of the first, second and third anniversaries of the grant date, provided that the grantee remain continuously employed through the applicable vesting date, subject to certain exceptions. Grantees have the right to receive all dividends without restrictions at the times and in the manner paid to shareholders generally. The fair value of Restricted Stock is determined based on the closing price of FHI’s common stock on the date of grant. The Company recognizes compensation expense related to Restricted Stock on a straight-line basis over the vesting period for service-based awards.

The following presents the Company’s Restricted Stock activity for the year ended December 31, 2019:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2018	—	$—
Granted	162,550	27.06
Vested	(11,239)	27.37
Forfeited	(11,593)	27.04
Unvested as of December 31, 2019	139,718	$27.04

For the year ended December 31, 2019, the Company granted 162,550 shares of Restricted Stock with a weighted-average grant date fair value of $27.06 to key employees. The total grant date fair value of Restricted Stock that vested for the year ended December 31, 2019 was $0.3 million. Unrecognized compensation expense related to unvested Restricted Stock was $2.9 million and nil as of December 31, 2019 and 2018, respectively. The unrecognized compensation expense as of December 31, 2019 is expected to be recognized over a weighted average vesting period of 1.3 years.

There were no shares of Restricted Stock granted for the years ended December 31, 2018 and 2017.

Performance Share Units and Performance Share Awards

Performance share units (“PSUs”) and performance share awards (“PSAs”) (collectively, “Performance Awards”) are an award of units or shares in which the recipient’s rights in the units or shares are contingent on the achievement of pre-established performance goals. At the end of the performance period, the Compensation Committee will determine to what extent the performance goals originally outlined when the Performance Awards were granted have been achieved. Depending on the level of performance achieved, 0-100% of the original grant (target number) of PSUs will be earned and will vest and 0-200% of the original grant (target number) of PSAs will be earned and will vest. All remaining unvested PSUs or PSAs will be immediately forfeited. Employees must be continuously employed by the Company from the grant date through the applicable vesting date, with any unvested Performance Awards being forfeited upon termination of employment, subject to certain exceptions. Following vesting, the Company will issue one share of FHI common stock for each vested PSU and evidence of ownership of one share of FHI common stock for each vested PSA. The fair value of

Performance Awards is estimated based on the use of a Monte Carlo simulation or based on the closing price of FHI’s common stock on the date of grant and is amortized on a straight-line basis over the vesting period. For PSUs, grantees have no voting rights until the shares of common stock underlying vested PSUs are delivered to the grantee. Conversely, for PSAs, grantees have full voting rights as of the grant date.

The Performance Awards are governed by the Company’s Long-Term Incentive Plan (the “LTIP”), which is designed to reward selected key executives for their individual performance and the Company’s performance measured over multi-year performance cycles. Awards related to the LTIP provide for equity-based awards based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups over a three-year performance period.

The following presents the Company’s Performance Award activity for the years ended December 31, 2019, 2018 and 2017, which includes the PSUs based on 100% target performance and the PSAs based on 200% maximum performance:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2016	321,612	$29.11
Granted	244,218	30.44
Vested	(38,522)	24.41
Forfeited	(21,257)	33.20
Unvested as of December 31, 2017	506,051	$30.82
Granted	277,197	22.39
Vested	(229,809)	32.17
Forfeited	(48,942)	30.52
Unvested as of December 31, 2018	504,497	$25.93
Granted	310,696	27.04
Vested	(36,342)	24.51
Forfeited	(83,535)	26.37
Unvested as of December 31, 2019	695,316	$26.46

For the years ended December 31, 2019, 2018 and 2017, the Company granted 310,696, 277,197 and 209,374 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2019, 2018 and 2017. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

For the year ended December 31, 2016, the Company granted 115,566 PSUs in connection with its IPO. One-third of these PSUs vested on each of the first, second and third anniversaries of the IPO date. However, transfer restrictions remained on these shares for six months following the vesting date. The performance condition related to these PSUs was based on the Company’s profitability in the fiscal years immediately preceding the vesting dates.

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $7.4 million and $0.9 million, respectively. Unrecognized compensation expense related to unvested Performance Shares was $5.6 million, $6.2 million and $4.3 million as of December 31, 2019, 2018 and 2017, respectively. The unrecognized compensation expense as of December 31, 2019 is expected to be recognized over a weighted average vesting period of 1.5 years.

Restricted Stock Units

Restricted stock units (“RSUs”) are an award of units that correspond in number and value to a specified number of shares of FHI’s common stock that are subject to vesting requirements, including certain service conditions, and transferability restrictions. RSUs do not represent actual ownership of common stock and grantees have no voting rights until the shares of common stock underlying the RSUs are delivered. Following vesting, the Company will issue one share of FHI common stock for each vested RSU. The fair value of RSUs is valued based on the closing price of FHI’s common stock on the date of grant and is amortized on a straight-line basis over the vesting period.

The following presents the Company’s RSU activity for the years ended December 31, 2019, 2018 and 2017:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2016	5,379	$24.41
Granted	14,506	29.74
Vested	(8,379)	26.77
Forfeited	—	—
Unvested as of December 31, 2017	11,506	$29.74
Granted	47,094	28.64
Vested	(9,839)	32.31
Forfeited	—	—
Unvested as of December 31, 2018	48,761	$28.60
Granted	20,418	26.50
Vested	(22,452)	28.37
Forfeited	(1,944)	28.29
Unvested as of December 31, 2019	44,783	$27.82

For the year ended December 31, 2019, the Company granted 15,918 RSUs to non-employee directors with a weighted-average grant date fair value of $26.38 and granted 4,500 RSUs to employees with a weighted average grant date fair value of $26.92. For the year ended December 31, 2018, the Company granted 11,799 RSUs to non-employee directors with a weighted-average grant date fair value of $27.89 and granted 35,295 RSUs to employees with a weighted average grant date fair value of $28.89. For the year ended December 31, 2017, the Company granted 9,006 RSUs to non-employee directors with a weighted-average grant date fair value of $30.19 and granted 5,500 RSUs to employees with a weighted average grant date fair value of $28.97. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $0.3 million and $0.2 million, respectively. Unrecognized compensation expense related to unvested RSUs was $0.9 million, $1.1 million and $0.2 million as of December 31, 2019, 2018 and 2017, respectively. The unrecognized compensation expense as of December 31, 2019 is expected to be recognized over a weighted average vesting period of 1.0 years.

For all awards of PSUs, PSAs, and RSUs, dividend equivalents will accrue from the date of grant and the Company, upon delivery of the common stock, with respect to the vested PSUs and RSUs, and evidence of ownership of the shares, with respect to the vested PSAs, will pay to each grantee a cash amount equal to the product of all cash dividends paid on a share of common stock from the grant date to such delivery date and the number of shares of common stock underlying such vested PSUs, PSAs, and RSUs, as applicable, on such delivery date.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2019, total shares authorized under the Company’s ESPP were 600,000 shares. The Company issued 12,341 shares and 15,961 shares of common stock to employee participants in January 2018 and 2017, respectively, which resulted in 571,698 shares of common stock authorized for future purchases.

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

Fair Value Hierarchy

ASC 820 establishes three levels of fair values based on the markets in which the assets or liabilities are traded and the reliability of the assumptions used to determine fair value. The levels are:

~~●~~	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
~~●~~	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability (“Company-level data”). Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2019 and 2018, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. Additionally, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. The Visa derivative of $4.2 million and $2.6 million was included in the consolidated balance sheets at December 31, 2019 and 2018, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are summarized below:

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$29,888	$—	$29,888
Government-sponsored enterprises debt securities	—	101,439	—	101,439
Mortgage-backed securities:
Residential - Government agency(1)	—	291,209	—	291,209
Residential - Government-sponsored enterprises(1)	—	399,492	—	399,492
Commercial - Government-sponsored enterprises	—	101,719	—	101,719
Collateralized mortgage obligations:
Government agency	—	2,381,278	—	2,381,278
Government-sponsored enterprises	—	770,619	—	770,619
Total available-for-sale securities	—	4,075,644	—	4,075,644
Other assets(2)	—	63,539	—	63,539
Liabilities
Other liabilities(3)	—	(682)	(4,233)	(4,915)
Total	$—	$4,138,501	$(4,233)	$4,134,268

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$389,470	$—	$389,470
Government-sponsored enterprises debt securities	—	241,594	—	241,594
Mortgage-backed securities:
Residential - Government agency(1)	—	411,536	—	411,536
Residential - Government-sponsored enterprises(1)	—	150,847	—	150,847
Collateralized mortgage obligations:
Government agency	—	2,682,449	—	2,682,449
Government-sponsored enterprises	—	602,592	—	602,592
Debt securities issued by states and political subdivisions	—	19,854	—	19,854
Total available-for-sale securities	—	4,498,342	—	4,498,342
Other assets(2)	—	12,336	—	12,336
Liabilities
Other liabilities(3)	—	(12,085)	(2,607)	(14,692)
Total	$—	$4,498,593	$(2,607)	$4,495,986
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the years ended December 31, 2019 and 2018, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018 are summarized below:

	Visa Derivative
(dollars in thousands)	2019	2018
Year Ended December 31,
Balance as of January 1,	$(2,607)	$(5,439)
Total net losses included in other noninterest income	(5,354)	(173)
Settlements	3,728	3,005
Balance as of December 31,	$(4,233)	$(2,607)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of December 31,	$(5,354)	$(173)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$694,017	$360,375	$333,642	$—	$694,017
Loans held for sale	904	—	904	—	904
Loans(1)	13,009,167	—	—	13,140,898	13,140,898

Financial liabilities:
Time deposits(2)	$2,510,157	$—	$2,501,478	$—	$2,501,478
Short-term borrowings	400,000	—	401,709	—	401,709
Long-term borrowings(3)	200,000	—	207,104	—	207,104

	December 31, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,003,637	$396,836	$606,801	$—	$1,003,637
Loans held for sale	432	—	432	—	432
Loans(1)	12,928,422	—	—	12,664,170	12,664,170

Financial liabilities:
Time deposits(2)	$3,092,164	$—	$3,058,792	$—	$3,058,792
Long-term borrowings(3)	600,000	—	602,088	—	602,088
(1)	Excludes financing leases of $202.5 million at December 31, 2019 and $147.8 million at December 31, 2018.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $13.9 billion at December 31, 2019 and $14.1 billion at December 31, 2018.
(3)	Excludes capital lease obligations of $19 thousand and $26 thousand at December 31, 2019 and 2018, respectively.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2019 and 2018, the Company had $6.1 billion and $5.8 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $14.4 million and $14.2 million at December 31, 2019 and 2018, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of December 31, 2019 and 2018:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Impaired loans	$—	$—	$1,502
December 31, 2018
Impaired loans	$—	$—	$402

Total losses on impaired loans for the years ended December 31, 2019, 2018 and 2017 were $1.0 million, $0.7 million and $0.7 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
			Significant	Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$1,502	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(4,233)	Discounted Cash Flow	Expected Conversion Rate	1.6228
			Expected Term	1 year
			Growth Rate	13%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
				Range
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$402	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(2,607)	Discounted Cash Flow	Expected Conversion Rate	1.6298
			Expected Term	4 years
			Growth Rate	15%
(1)	The fair value of these assets is determined based on appraised values of collateral or broker price opinions, the range of which is not meaningful to disclose.

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

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align deposit balances within the business segment that directly manages them. Specifically, certain deposit balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select deposit balances affected net interest income, net interest income after provision for loan and lease losses, noninterest income, provision for income taxes and net income. The Company has reported its selected financial information using the new deposit balance alignments for the year ended December 31, 2019. The Company has restated the selected financial information for the years ended December 31, 2018 and 2017 in order to conform with the current presentation.

Additionally, during the fourth quarter of 2019 the Company changed its assumptions embedded in allocating deposit costs to the business segments. The Company has reported its selected financial information using the new deposit cost assumptions starting with the fourth quarter of 2019.

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 58 banking locations throughout the State of Hawaii, Guam and Saipan.

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

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2019
Net interest income	$413,029	$141,227	$19,146	$573,402
Provision for loan and lease losses	(6,248)	(7,552)	—	(13,800)
Net interest income after provision for loan and lease losses	406,781	133,675	19,146	559,602

Noninterest income	95,413	73,635	23,485	192,533
Noninterest expense	(228,389)	(82,380)	(59,668)	(370,437)
Income (loss) before (provision) benefit for income taxes	273,805	124,930	(17,037)	381,698

(Provision) benefit for income taxes	(69,285)	(32,298)	4,277	(97,306)
Net income (loss)	$204,520	$92,632	$(12,760)	$284,392
Total assets as of December 31, 2019	$7,276,047	$6,071,356	$6,819,331	$20,166,734

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other (1)	Total
Year Ended December 31, 2018
Net interest income	$420,165	$140,333	$5,820	$566,318
Provision for loan and lease losses	(8,753)	(13,427)	—	(22,180)
Net interest income after provision for loan and lease losses	411,412	126,906	5,820	544,138

Noninterest income	89,669	80,904	8,420	178,993
Noninterest expense	(225,881)	(80,766)	(58,306)	(364,953)
Income (loss) before (provision) benefit for income taxes	275,200	127,044	(44,066)	358,178

(Provision) benefit for income taxes	(70,335)	(32,700)	9,251	(93,784)
Net income (loss)	$204,865	$94,344	$(34,815)	$264,394
Total assets as of December 31, 2018	$7,078,016	$6,346,541	$7,271,121	$20,695,678

(1) Includes $24.1 million in OTTI write-downs.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other (1)	Total
Year Ended December 31, 2017
Net interest income (expense)	$409,796	$131,692	$(12,684)	$528,804
Provision for loan and lease losses	(6,837)	(11,663)	—	(18,500)
Net interest income (expense) after provision for loan and lease losses	402,959	120,029	(12,684)	510,304

Noninterest income	89,372	75,566	40,667	205,605
Noninterest expense	(223,652)	(68,167)	(55,735)	(347,554)
Income (loss) before (provision) benefit for income taxes	268,679	127,428	(27,752)	368,355

(Provision) benefit for income taxes	(130,130)	(57,857)	3,314	(184,673)
Net income (loss)	$138,549	$69,571	$(24,438)	$183,682
Total assets as of December 31, 2017	$7,003,724	$5,462,370	$8,083,367	$20,549,461

(1) Includes $6.9 million gains on the sale of real estate.

24. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Income
Dividends from FHB	$300,300	$263,400	$105,400
Other income	1,691	1,541	3,937
Total income	301,991	264,941	109,337
Noninterest expense
Salaries and employee benefits	5,241	5,940	5,949
Contracted services and professional fees	2,689	3,780	3,643
Equipment	—	31	55
Advertising and marketing	—	—	1
Other	721	732	570
Total noninterest expense	8,651	10,483	10,218
Income before benefit (provision) for income taxes and (excess distributions) equity in undistributed income of FHB	293,340	254,458	99,119
Benefit (provision) for income taxes	1,672	1,184	(642)
(Excess distributions) equity in undistributed income of FHB	(10,620)	8,752	85,205
Net income	$284,392	$264,394	$183,682
Comprehensive income	$384,838	$248,650	$175,310

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2019	2018
Assets
Cash and cash equivalents	$24,455	$5,647
Investment in FHB	2,617,949	2,521,347
Other assets	24,969	19,358
Total assets	$2,667,373	$2,546,352
Liabilities and Stockholders' Equity
Retirement benefits payable	$553	$509
Other liabilities	26,562	21,004
Total liabilities	27,115	21,513
Stockholders' Equity
Stockholders' equity	2,640,258	2,524,839
Total stockholders' equity	2,640,258	2,524,839
Total liabilities and stockholders' equity	$2,667,373	$2,546,352

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$284,392	$264,394	$183,682
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributions (equity in undistributed income) of FHB	10,620	(8,752)	(85,205)
Deferred income taxes	85	(48)	(274)
Stock-based compensation	84	281	244
Change in assets and liabilities:
Net decrease (increase) in other assets	5,318	(9,635)	36,467
Net (decrease) increase in other liabilities	(5,439)	7,633	(2,058)
Net cash provided by operating activities	295,060	253,873	132,856

Cash flows from investing activities
Other, net	—	—	7
Net cash provided by investing activities	—	—	7

Cash flows from financing activities
Dividends paid	(138,246)	(131,036)	(122,810)
Distributions paid	—	—	(2,118)
Stock tendered for payment of withholding taxes	(1,764)	(69)	(120)
Proceeds from employee stock purchase plan	—	342	528
Common stock repurchased	(136,242)	(131,800)	—
Net cash used in financing activities	(276,252)	(262,563)	(124,520)
Net increase (decrease) in cash and cash equivalents	18,808	(8,690)	8,343
Cash and cash equivalents at beginning of year	5,647	14,337	5,994
Cash and cash equivalents at end of year	$24,455	$5,647	$14,337

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and Subsidiary (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2020

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

First Hawaiian, Inc. and the Bank (the “Company”) have not engaged in any activities that would require reporting under Section 13(r) of the Exchange Act. However, during the reporting period (until February 1, 2019), the Company was controlled by BNP Paribas under the Bank Holding Company Act of 1956, as amended, and was under common control with BNP Paribas’ affiliates (collectively “BNPP”). As a result, until February 1, 2019, BNPP was an affiliate of the Company. To help the Company comply with Section 13(r) of the Exchange Act, in April 2019, BNPP requested relevant information from its affiliates globally, and it provided the following information to the Company. Unless stated otherwise, the information below is as of March 31, 2019. From February 2019, BNPP was no longer an affiliate of the Company.

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

Legacy agreements: In the past, BNPP issued and participated in legacy guarantees and other financing arrangements that supported various projects, including the construction of petrochemical plants in Iran. Some of these financing arrangements had counterparties that were entities or instrumentalities of the Government of Iran, involved Iranian banks that were subsequently sanctioned pursuant to Executive Orders 13224 or 13382, or involved a Syrian entity that was subsequently sanctioned pursuant to Executive Order 13382. BNPP continued to have obligations under these arrangements and made efforts to close the positions which remain outstanding in accordance with applicable law. BNPP received gross revenues of approximately EUR $1.0 million during the three months ended March 31, 2019, in connection with these projects, with a net profit of less than that amount, which were mainly comprised of repayments and fees on those legacy guarantees and other financing arrangements.

Other relationships with Iranian banks: Until August 1, 2017, BNPP maintained a safe deposit box in Italy for the Rome branch of an Iranian government-owned bank. There was no gross revenue to BNPP during the first quarter of 2019 for this activity.

Clearing systems: As part of its operations and in conformance with applicable law, BNPP participated in various local clearing and settlement exchange systems. Iranian government-owned banks also participate in some of these clearing systems and may act as counterparty banks. BNPP intended to continue to participate in the local clearing and settlement exchange systems in various countries. There was no measurable gross revenue or net profit generated by this activity for BNPP during the first quarter of 2019.

Restricted accounts and transactions: BNPP maintained various accounts that are blocked or restricted for sanctions-related reasons, for which no activity took place during the first quarter of 2019, except for the crediting of interest or the deduction of standard account charges, in accordance with applicable law. During the fourth quarter of 2016, BNPP froze payments where required under relevant sanctions programs. BNPP will continue to hold these assets in a blocked or restricted status, as applicable laws may require or permit.

Amendment of Bylaws

On February 26, 2020, the Company’s Board of Directors (the “Board”) approved certain amendments to the Company’s amended and restated bylaws (the “Bylaws”) effective as of such date to change the voting standard for the election of directors in uncontested elections from a plurality to a majority voting standard. The Board also amended the Company’s Corporate Governance Guidelines (the “Corporate Governance Guidelines”) to include a director resignation policy. The amended Corporate Governance Guidelines are available on the Company’s website at www.fhb.com.  The Bylaws were also amended to remove the reference in Section 2.1 therein to the initial number of directors, which is no longer applicable.

The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors and executive officers of the Company, the section captioned “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company's fiscal year is incorporated herein by reference. For information regarding procedures for stockholder nominations, the section captioned “Stockholder Proposals for the 2020 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2019.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	879,817	$—	4,911,647
Equity compensation plans not approved by security holders	—	—	—
Total	879,817	$—	4,911,647

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Consolidated Statements of Income – For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets – As of December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – For the years ended December 31, 2019, 2018 and 2017

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

3.3	Fourth Amended and Restated Bylaws of First Hawaiian, Inc., effective as of February 26, 2020
4.1	Description of First Hawaiian, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
10.1

Master Reorganization Agreement, dated as of April 1, 2016, by and among BancWest Corporation (to be renamed First Hawaiian, Inc.), BancWest Holding Inc., BWC Holding Inc. and BNP Paribas (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.2

Tax Sharing Agreement, dated as of April 1, 2016, by and among BNP Paribas, BancWest Corporation (to be renamed First Hawaiian, Inc.) and BancWest Holding Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.3

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

10.4

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

10.8

First Hawaiian, Inc. 2016 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.9	First Hawaiian, Inc. Bonus Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))
10.10

First Hawaiian, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

Exhibit Number

10.11

Executive Change-in-Control Retention Plan of First Hawaiian Bank (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.12

First Hawaiian, Inc. Long-Term Incentive Plan, as amended and restated effective August 9, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.13

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.14

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.15

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.16

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.17

Form of First Hawaiian, Inc. 2016 Non-Employee Director Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.18

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

10.19

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (2019) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.20	Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (2020)
10.21

BancWest Corporation Deferred Compensation Plan Part B (2016 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on December 13, 2016 (File No. 333-215068))

10.22

First Hawaiian Inc. Supplemental Executive Retirement Plan Part B (2019 Restatement) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 26, 2019 (File No. 001-14585))

10.23

Amended and Restated First Hawaiian Bank Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

10.24

Employment Agreement, dated as of October 20, 2011, by and among Robert S. Harrison, First Hawaiian Bank and BancWest Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

Exhibit Number

10.25

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.26

Offer Letter, dated as of June 15, 2015, from Robert S. Harrison on behalf of First Hawaiian Bank to Eric K. Yeaman (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.27

Offer Letter, dated as of July 25, 2018, from Robert S. Harrison on behalf of First Hawaiian Bank to Ravi Mallela (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

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

Date: February 27, 2020		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2020

/s/ Robert S. Harrison	/s/ Ravi Mallela
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew J. Cox	/s/ W. Allen Doane
Matthew J. Cox, Director	W. Allen Doane, Director

/s/ Faye W. Kurren	/s/ Allen B. Uyeda
Faye W. Kurren, Director	Allen B. Uyeda, Director

/s/ Jenai S. Wall	/s/ C. Scott Wo
Jenai S. Wall, Director	C. Scott Wo, Director