Form 10-Q
period 2020-03-31
FIRST HAWAIIAN, INC.
filed 2020-05-08
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,827,968 shares of Common Stock, par value $0.01 per share, were outstanding as of April 30, 2020.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2020	2019
Interest income
Loans and lease financing	$134,971	$144,406
Available-for-sale securities	21,210	24,486
Other	2,351	3,669
Total interest income	158,532	172,561
Interest expense
Deposits	15,600	23,197
Short-term and long-term borrowings	4,249	4,275
Total interest expense	19,849	27,472
Net interest income	138,683	145,089
Provision for credit losses	41,200	5,680
Net interest income after provision for credit losses	97,483	139,409
Noninterest income
Service charges on deposit accounts	8,950	8,060
Credit and debit card fees	14,949	16,655
Other service charges and fees	8,539	9,129
Trust and investment services income	9,591	8,618
Bank-owned life insurance	2,260	3,813
Investment securities gains (losses), net	85	(2,613)
Other	4,854	3,410
Total noninterest income	49,228	47,072
Noninterest expense
Salaries and employee benefits	44,829	44,860
Contracted services and professional fees	16,055	13,645
Occupancy	7,243	6,986
Equipment	4,708	4,284
Regulatory assessment and fees	1,946	1,447
Advertising and marketing	1,823	1,966
Card rewards program	7,015	6,732
Other	12,847	12,703
Total noninterest expense	96,466	92,623
Income before provision for income taxes	50,245	93,858
Provision for income taxes	11,380	23,934
Net income	$38,865	$69,924
Basic earnings per share	$0.30	$0.52
Diluted earnings per share	$0.30	$0.52
Basic weighted-average outstanding shares	129,895,706	134,879,336
Diluted weighted-average outstanding shares	130,351,585	135,198,345

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Net income	$38,865	$69,924
Other comprehensive income, net of tax:
Net change in pensions and other benefits	(96)	—
Net change in investment securities	35,974	53,441
Other comprehensive income	35,878	53,441
Total comprehensive income	$74,743	$123,365

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2020	2019
Assets
Cash and due from banks	$353,908	$360,375
Interest-bearing deposits in other banks	698,924	333,642
Investment securities, at fair value (amortized cost: $4,014,397 as of March 31, 2020 and $4,080,663 as of December 31, 2019)	4,058,457	4,075,644
Loans held for sale	8,180	904
Loans and leases	13,380,270	13,211,650
Less: allowance for credit losses	166,013	130,530
Net loans and leases	13,214,257	13,081,120

Premises and equipment, net	321,254	316,885
Other real estate owned and repossessed personal property	238	319
Accrued interest receivable	43,552	45,239
Bank-owned life insurance	455,226	453,873
Goodwill	995,492	995,492
Mortgage servicing rights	11,979	12,668
Other assets	594,424	490,573
Total assets	$20,755,891	$20,166,734
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,274,463	$10,564,922
Noninterest-bearing	5,745,539	5,880,072
Total deposits	17,020,002	16,444,994
Short-term borrowings	400,000	400,000
Long-term borrowings	200,019	200,019
Retirement benefits payable	138,396	138,222
Other liabilities	332,789	343,241
Total liabilities	18,091,206	17,526,476

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,092,172 / 129,827,968 as of March 31, 2020; issued/outstanding: 139,917,150 / 129,928,479 as of December 31, 2019)	1,401	1,399
Additional paid-in capital	2,506,477	2,503,677
Retained earnings	429,323	437,072
Accumulated other comprehensive income (loss), net	4,129	(31,749)
Treasury stock (10,264,204 shares as of March 31, 2020 and 9,988,671 shares as of December 31, 2019)	(276,645)	(270,141)
Total stockholders' equity	2,664,685	2,640,258
Total liabilities and stockholders' equity	$20,755,891	$20,166,734

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2019	129,928,479	$1,399	$2,503,677	$437,072	$(31,749)	$(270,141)	$2,640,258
Cumulative-effect adjustment of a change in accounting principle, net of tax: ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	—	—	—	(12,517)	—	—	(12,517)
Net income	—	—	—	38,865	—	—	38,865
Cash dividends declared ($0.26 per share)	—	—	—	(33,782)	—	—	(33,782)
Equity-based awards	117,248	2	2,800	(315)	—	(1,504)	983
Common stock repurchased	(217,759)	—	—	—	—	(5,000)	(5,000)
Other comprehensive income, net of tax	—	—	—	—	35,878	—	35,878
Balance as of March 31, 2020	129,827,968	$1,401	$2,506,477	$429,323	$4,129	$(276,645)	$2,664,685

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2018	134,874,302	$1,397	$2,495,853	$291,919	$(132,195)	$(132,135)	$2,524,839
Net income	—	—	—	69,924	—	—	69,924
Cash dividends declared ($0.26 per share)	—	—	—	(35,067)	—	—	(35,067)
Equity-based awards	137,713	2	1,917	(325)	—	(1,529)	65
Other comprehensive income, net of tax	—	—	—	—	53,441	—	53,441
Balance as of March 31, 2019	135,012,015	$1,399	$2,497,770	$326,451	$(78,754)	$(133,664)	$2,613,202

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$38,865	$69,924
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	41,200	5,680
Depreciation, amortization and accretion, net	17,121	14,588
Deferred income taxes	6,624	16,461
Stock-based compensation	2,802	1,594
Other gains	(15)	(26)
Originations of loans held for sale	(41,062)	(745)
Proceeds from sales of loans held for sale	35,435	1,199
Net gains on sales of loans originated for investment and held for sale	(2,459)	(22)
Net (gains) losses on investment securities	(85)	2,613
Change in assets and liabilities:
Net increase in other assets	(22,164)	(1,293)
Net decrease in other liabilities	(128,111)	(46,569)
Net cash (used in) provided by operating activities	(51,849)	63,404
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	259,447	142,954
Proceeds from calls and sales	78,472	863,053
Purchases	(272,324)	(927,606)
Other investments:
Proceeds from sales	8,492	2,063
Purchases	(9,196)	(2,211)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(276,113)	(51,823)
Proceeds from sales of loans originated for investment	132,011	—
Purchases of loans	(30,244)	(76,451)
Proceeds from bank-owned life insurance	906	1,953
Purchases of premises, equipment and software	(14,728)	(9,571)
Proceeds from sales of premises and equipment	185	—
Proceeds from sales of other real estate owned	69	653
Other	(1,035)	(768)
Net cash used in investing activities	(124,058)	(57,754)
Cash flows from financing activities
Net increase (decrease) in deposits	575,008	(354,824)
Dividends paid	(33,782)	(35,067)
Stock tendered for payment of withholding taxes	(1,504)	(1,529)
Common stock repurchased	(5,000)	—
Net cash provided by (used in) financing activities	534,722	(391,420)
Net increase (decrease) in cash and cash equivalents	358,815	(385,770)
Cash and cash equivalents at beginning of period	694,017	1,003,637
Cash and cash equivalents at end of period	$1,052,832	$617,867

Supplemental disclosures
Interest paid	$24,163	$27,398
Income taxes paid, net of income tax refunds	5,165	4,883
Noncash investing and financing activities:
Transfers from loans and leases to loans held for sale	131,201	—

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Investment Securities

As of March 31, 2020 and December 31, 2019, investment securities were comprised of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their earliest call date. All investment securities transactions are recorded on a trade-date basis. All of the Company’s investment securities were categorized as available-for-sale as of March 31, 2020 and December 31, 2019. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As noted above, as of March 31, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero. The Company’s available-for-sale investment securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Thus, the Company has not recorded an allowance for credit losses for its available-for-sale debt securities as of March 31, 2020.

Accrued interest receivable related to available-for-sale investment securities was $8.5 million as of March 31, 2020 and is recorded separately from the amortized cost basis of investment securities on the Company’s interim consolidated balance sheet.

Loans and Leases

Loans are reported at amortized cost which includes the principal amount outstanding, net of deferred loan fees and costs and cumulative net charge-offs. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs and unearned discounts and premiums, if any, are deferred and are generally accreted or amortized into interest income as yield adjustments using the interest method over the contractual life of the loan. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for impairment.

Accrued interest receivable related to loans and leases was $35.1 million as of March 31, 2020 and is recorded separately from the amortized cost basis of loans and leases on the Company’s interim consolidated balance sheet.

Nonaccrual Loans and Leases

The Company generally places a loan or lease on nonaccrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. A full or partial charge-off is recorded in the period in which the loan or lease is deemed uncollectible. When the Company places a loan or lease on nonaccrual status, previously accrued and uncollected interest is concurrently reversed against interest income. When the Company receives an interest payment on a nonaccrual loan or lease, the payment is applied as a reduction of the principal balance. Nonaccrual loans and leases are generally returned to accrual status when they become current as to principal and interest and future payments are reasonably assured.

Allowance for Credit Losses

The allowance for credit losses for loans and leases (the “ACL”) is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected from loans and leases. Loans and leases are charged-off against the ACL when management believes the uncollectibility of a loan or lease balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The Company’s ACL and the reserve for unfunded commitments under the Current Expected Credit Losses (“CECL”) approach utilizes both quantitative and qualitative components. The Company’s methodology utilizes a quantitative model based on a single forward-looking macroeconomic forecast. The quantitative estimation is overlaid with qualitative adjustments to account for current conditions and forward-looking events not captured in the quantitative model. Qualitative adjustments that are considered include adjustments for regulatory determinants, model limitations, model maturity, and other current or forecasted events that are not captured in the Company’s historical loss experience.

The Company generally evaluates loans and leases on a collective or pool basis when similar risk characteristics exist. However, loans and leases that do not share similar risk characteristics are evaluated on an individual basis. Such loans and leases evaluated individually are excluded from the collective evaluation. Individually assessed loans are measured for estimated credit loss (“ECL”) based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent.

Management reviews relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts about the future. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The Company utilizes a Probability of Default (“PD”)/Loss Given Default (“LGD”) framework to estimate the ACL and the reserve for unfunded commitments. The PD represents the percentage expectation to default, measured by assessing loans and leases that migrate to default status (i.e., nonaccrual status, troubled debt restructurings (“TDRs”), 90 days or more past due, partial or full charge-offs or bankruptcy). LGD is defined as the percentage of the exposure at default (“EAD”) lost at the time of default, net of any recoveries, and will be unique to each of the collateral types securing the Company’s loans. PD and LGD’s are based on  past experience of the Company and management’s expectations of the future. The ECL on loans and leases is calculated by taking the product of the credit exposure, lifetime default probability (“LDP”) and the LGD.

The ECL model is applied to current credit exposures at the account level, using assumptions calibrated at the portfolio segment level using internal historical loan and lease level data. The Company estimates the default risk of a credit exposure over the remaining life of each account using a transition probability matrix approach which captures both the average rate of up/down-grade and default transitions, as well as withdrawal rates which capture the historical rate of exposure decline due to loan and lease amortization and prepayment. To apply the transition matrices, each credit exposure’s remaining life is split into two time segments. The first time segment is for the reasonable and supportable forecast period over which the transition matrices which are applied have been adjusted to incorporate current and forecasted conditions over that period. Management has determined that using a one year time horizon for the reasonable and supportable forecast period for all classes of loans and leases is a reasonable forecast horizon given the difficulty in predicting future economic conditions with a high degree of certainty. The second time segment is the reversion period from the end of the reasonable and supportable forecast period to the maturity of the exposure, over which long-run average transition matrices are applied. Management elected to use an immediate reversion to the mean approach. Lifetime loss rates are applied against the amortized cost basis of loans and leases and unfunded commitments to estimate the ACL and the reserve for unfunded commitments.

On a quarterly basis, management convenes the Bank’s forecasting team which is responsible for qualitatively forecasting the economic outlook over the reasonable and supportable forecast period within the context of forecasting credit losses. Management reviews local and national economic forecasts and other pertinent materials to inform the team in establishing their best estimate of the economic outlook over the reasonable and supportable forecast period. The team considers unemployment rates, gross domestic product, personal income per capita, visitor arrivals and expenditures and home prices along with other relevant information. The results from the Bank’s forecasting team dictates the direction of the economic forecast compared to current economic conditions (i.e., better or worse) and the magnitude of the forecast adjustment (e.g., mild, medium or severe). The direction of the economic forecast and magnitude are used to qualitatively adjust the modifier that is applied to the long-run default rates over the reasonable and supportable forecast period.

The Company has identified three portfolio segments in estimating the ACL: commercial, residential real estate and consumer lending. The Company’s commercial portfolio segment is comprised of four distinct classes: commercial and industrial loans, commercial real estate loans, construction loans and lease financing. The key risk drivers  related to this portfolio segment include risk rating, collateral type, and remaining maturity. The Company’s residential real estate portfolio segment is comprised of two distinct classes: residential real estate loans and home equity lines of credit. Specific risk characteristics related to this portfolio include the value of the underlying collateral, credit score and remaining maturity. Finally, the Company’s consumer portfolio segment is not further segmented, but consists primarily of automobile loans, credit cards and other installment loans.  Automobile loans constitute the majority of this segment and are monitored using credit scores, collateral values and remaining maturity. The remainder of the consumer portfolio is predominantly unsecured.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood  that funding will occur and an estimate of  expected credit losses on commitments expected to be funded over its estimated life.

Accounting Standards Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance eliminates the probable recognition threshold for credit losses on financial assets measured at amortized cost. For loans and held-to-maturity debt securities, this guidance requires a CECL approach to determine an ACL. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. CECL also applies to off-balance sheet (“OBS”) credit exposures (e.g., unfunded loan commitments), except for unconditionally cancellable commitments. In addition, this guidance modifies the other-than-temporary-impairment model for available-for-sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for a reversal of credit losses in future periods. In April 2019, the FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. As it relates to CECL, this guidance amended certain provisions contained in ASU No. 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying that extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity’s determination of expected credit losses. As permitted by ASU No. 2016-13, the Company elected the practical expedient to use the fair value of collateral at the reporting date when recording the net carrying amount of the asset and determining the ACL for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Furthermore, as permitted by ASU No. 2019-04, the Company made accounting policy elections to not measure an ACL on accrued interest receivable, write-off accrued interest receivable by reversing interest income and present accrued interest receivable separately from the related financial asset on the balance sheet.

The implementation of CECL required significant operational changes, particularly in data collection and analysis. The Company formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s existing processes. The Company also engaged a software vendor and had run several CECL parallel run productions during 2019. The Company adopted the provisions of ASU No. 2016-13 and related amendments by recording a cumulative effect adjustment to retained earnings as of January 1, 2020. Note that the Company did not opt to delay the implementation of CECL requirements as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows entities to delay implementation until the earlier of (1) the date on which the national emergency concerning the Coronavirus Disease 2019 (“COVID-19”) terminates, or (2) December 31, 2020.

The following table presents the impact of adopting ASC Topic 326 as of January 1, 2020:

	Prior to the	Adjustment
	Adoption of	to Adopt	After Adoption of
(dollars in thousands)	ASC Topic 326	ASC Topic 326	ASC Topic 326
Assets:
Allowance for Credit Losses - Loans and Leases	$130,530	$770	$131,300
Liabilities:
Reserve for Unfunded Commitments(1)	600	16,300	16,900
Pretax Cumulative Effect Adjustment of a Change in Accounting Principle		17,070
Less: Income Taxes		(4,553)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax		$12,517
(1)	The reserve for unfunded commitments is included as a component of other liabilities in the Company's interim consolidated balance sheets.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is a part of the FASB’s disclosure framework project to improve disclosure effectiveness. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated. Furthermore, this guidance modifies certain requirements which will involve disclosing: transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. The Company adopted the provisions of ASU No. 2018-13 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements. See “Note 17. Fair Value” for required disclosures related to this new guidance.

Recent Accounting Pronouncements

The following ASU has been issued by the FASB and is applicable to the Company in future reporting periods.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance also provides an optional expedient for loans that would permit the Company to account for the modification as if it was only minor and not an extinguishment in accordance with GAAP. For leases, the guidance provides an optional expedient for modifications to not trigger reassessment of lease classification and the discount rate or require the entity to remeasure lease payments or perform the other reassessments or remeasurements that would otherwise be triggered by a modification under GAAP when the modification is not accounted for as a separate contract. The optional amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. As of March 31, 2020, the Company did not

elect any of the optional expedients provided for by this guidance. The Company is in the process of evaluating the optional expedients and the impact that this new guidance may have on the Company’s consolidated financial statements.

2. Investment Securities

As of March 31, 2020 and December 31, 2019, investment securities consisted predominantly of the following investment categories:

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

As of March 31, 2020 and December 31, 2019, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$30,483	$444	$—	$30,927	$29,832	$56	$—	$29,888
Government-sponsored enterprises debt securities	26,705	16	—	26,721	101,697	19	(277)	101,439
Mortgage-backed securities:
Residential - Government agency	269,947	9,016	—	278,963	290,131	2,224	(1,146)	291,209
Residential - Government-sponsored enterprises	403,682	14,289	(304)	417,667	395,039	6,126	(1,673)	399,492
Commercial - Government-sponsored enterprises	184,635	3,345	(1,196)	186,784	101,798	555	(634)	101,719
Collateralized mortgage obligations:
Government agency	2,304,803	21,408	(5,333)	2,320,878	2,390,143	7,483	(16,348)	2,381,278
Government-sponsored enterprises	794,142	5,965	(3,590)	796,517	772,023	2,505	(3,909)	770,619
Total available-for-sale securities	$4,014,397	$54,483	$(10,423)	$4,058,457	$4,080,663	$18,968	$(23,987)	$4,075,644

Proceeds from calls and sales of investment securities were $75.0 million and $3.5 million, respectively, for the three months ended March 31, 2020, and nil and $863.1 million, respectively, for the three months ended March 31, 2019. The Company recorded gross realized gains of $0.1 million and gross realized losses of nil for the three months ended March 31, 2020. The Company recorded gross realized gains of nil and gross realized losses of $2.6 million for the three months ended March 31, 2019. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil and $0.7 million for three months ended March 31, 2020 and 2019, respectively. The income tax expense related to the net realized gains on the sale of investment securities was nil during both the three months ended March 31, 2020 and 2019. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $21.2 million and $24.5 million for the three months ended March 31, 2020 and 2019, respectively. Interest income from non-taxable investment securities was nil during both the three months ended March 31, 2020 and 2019.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government-sponsored enterprises as of March 31, 2020, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2020
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	57,188	57,648
Due after five years through ten years	—	—
Due after ten years	—	—
	57,188	57,648

Mortgage-backed securities:
Residential - Government agency	269,947	278,963
Residential - Government-sponsored enterprises	403,682	417,667
Commercial - Government-sponsored enterprises	184,635	186,784
Total mortgage-backed securities	858,264	883,414
Collateralized mortgage obligations:
Government agency	2,304,803	2,320,878
Government-sponsored enterprises	794,142	796,517
Total collateralized mortgage obligations	3,098,945	3,117,395
Total available-for-sale securities	$4,014,397	$4,058,457

At March 31, 2020, pledged securities totaled $2.2 billion, of which $2.0 billion was pledged to secure public deposits and $246.8 million was pledged to secure other financial transactions. At December 31, 2019, pledged securities totaled $1.8 billion, of which $1.5 billion was pledged to secure public deposits and $242.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of March 31, 2020 and December 31, 2019.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 55 and 118 individual securities in each category have been in a continuous loss position as of March 31, 2020 and December 31, 2019, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At March 31, 2020, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis.

	Time in Continuous Loss as of March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government-sponsored enterprises	$(211)	$95,144	$(93)	$10,191	$(304)	$105,335
Commercial - Government-sponsored enterprises	(1,196)	95,097	—	—	(1,196)	95,097
Collateralized mortgage obligations:
Government agency	(3,979)	480,482	(1,354)	94,077	(5,333)	574,559
Government-sponsored enterprises	(1,242)	144,625	(2,348)	149,246	(3,590)	293,871
Total available-for-sale securities with unrealized losses	$(6,628)	$815,348	$(3,795)	$253,514	$(10,423)	$1,068,862

	Time in Continuous Loss as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$(277)	$49,716	$—	$—	$(277)	$49,716
Mortgage-backed securities:
Residential - Government agency	—	—	(1,146)	109,614	(1,146)	109,614
Residential - Government-sponsored enterprises	(115)	76,481	(1,558)	109,025	(1,673)	185,506
Commercial - Government-sponsored enterprises	(634)	38,062	—	—	(634)	38,062
Collateralized mortgage obligations:
Government agency	(8,049)	969,762	(8,299)	565,764	(16,348)	1,535,526
Government-sponsored enterprises	(583)	180,785	(3,326)	209,752	(3,909)	390,537
Total available-for-sale securities with unrealized losses	$(9,658)	$1,314,806	$(14,329)	$994,155	$(23,987)	$2,308,961

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

The Company held approximately 120,000 Visa Class B restricted shares as of both March 31, 2020 and December 31, 2019. These shares continued to be carried at $0 cost basis during each of the respective periods.

3. Loans and Leases

As of March 31, 2020 and December 31, 2019, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$3,025,345	$2,743,242
Commercial real estate	3,413,014	3,463,953
Construction	572,062	519,241
Residential:
Residential mortgage	3,673,455	3,768,936
Home equity line	891,698	893,239
Total residential	4,565,153	4,662,175
Consumer	1,568,073	1,620,556
Lease financing	236,623	202,483
Total loans and leases	$13,380,270	$13,211,650

Outstanding loan balances are reported net of deferred loan costs and fees of $40.6 million and $41.0 million at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, residential real estate loans totaling $3.0 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial and commercial real estate loans totaling $1.3 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2019, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial and commercial real estate loans totaling $953.2 million were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.1 million and $4.1 million as of March 31, 2020 and December 31, 2019, respectively.

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

4. Allowance for Credit Losses

The Company maintains an ACL that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of loans and leases.

The Company also maintains an estimated reserve for unfunded commitments on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the OBS financial instruments expire, loan funding occurs, or is otherwise settled.

The U.S. has been operating under a presidentially declared emergency since March 13, 2020 (the “National Emergency”) as a result of COVID-19. On March 27, 2020, the CARES Act was signed into law. The CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Financial institutions accounting for eligible loans under the CARES Act are not required to report such loans as TDRs in accordance with GAAP. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 to encourage financial institutions to work prudently with borrowers and to describe the agencies’ interpretation of how current accounting rules under GAAP apply to certain COVID-19 related modifications. The agencies confirmed with the FASB that short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not TDRs under GAAP. The agencies also confirmed that these short-term modifications should not be reported as being on nonaccrual status and should not be considered past due during the period of the deferral.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of period	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(201)	—	—	—	—	(8)	(8,597)	—	(8,806)
Recoveries	220	—	110	—	135	122	2,083	—	2,670
Increase in Provision	7,995	9,954	5,673	220	3,376	1,297	12,334	—	40,849
Balance at end of period	$20,884	$42,838	$8,824	$851	$30,021	$6,556	$56,039	$—	$166,013

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2019, presented in accordance with Topic 310, Receivables:

	Three Months Ended March 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of period	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	—	—	—	(24)	—	(8,598)	—	(8,622)
Recoveries	37	31	—	—	250	2,452	—	2,770
Increase (decrease) in Provision	(2,745)	1,441	(432)	3	(245)	5,432	2,226	5,680
Balance at end of period	$31,793	$21,197	$5,381	$411	$44,911	$35,099	$2,754	$141,546

The disaggregation of the ACL and recorded investment in loans by impairment methodology as of December 31, 2019, presented in accordance with Topic 310, Receivables, was as follows:

	December 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Individually evaluated for impairment	$46	$27	$—	$—	$130	$—	$—	$203
Collectively evaluated for impairment	28,929	22,298	4,844	424	39,049	34,644	139	130,327
Balance at end of period	$28,975	$22,325	$4,844	$424	$39,179	$34,644	$139	$130,530
Loans and leases:
Individually evaluated for impairment	$4,951	$723	$—	$—	$14,964	$—	$—	$20,638
Collectively evaluated for impairment	2,738,291	3,463,230	519,241	202,483	4,647,211	1,620,556	—	13,191,012
Balance at end of period	$2,743,242	$3,463,953	$519,241	$202,483	$4,662,175	$1,620,556	$—	$13,211,650

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Increase (decrease) in Provision	(599)	(82)	694	—	(6)	340	4	351
Balance at end of period	$4,791	$696	$4,813	$—	$1	$6,927	$23	$17,251

Credit Quality Information

The Company performs an internal loan review and grading or scoring procedures on an ongoing basis. The review provides management with periodic information as to the quality of the loan portfolio and effectiveness of the Company’s lending policies and procedures. The objective of the loan review and grading or scoring procedures is to identify, in a timely manner, existing or emerging credit quality issues so that appropriate steps can be initiated to avoid or minimize future losses.

Loans and leases subject to grading primarily include: commercial and industrial loans, commercial real estate loans, construction loans and lease financing. Other loans subject to grading include installment loans to businesses or individuals for business and commercial purposes, overdraft lines of credit, commercial credit cards, and other credits as may be determined. Credit quality indicators for internally graded loans and leases are generally updated on an annual basis or on a quarterly basis for those loans  and leases deemed to be of potentially higher risk.

An internal credit risk rating system is used to determine loan grade and is based on borrower credit risk and transactional risk. The loan grading process is a mechanism used to determine the risk of a particular borrower and is based on the following factors of a borrower: character, earnings and operating cash flow, asset and liability structure, debt capacity, management and controls, borrowing entity, and industry and operating environment.

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

Loans that are primarily monitored for credit quality using FICO scores include: residential real estate loans, home equity lines and consumer loans. FICO scores are calculated primarily based on a consideration of payment history, the current amount of debt, the length of credit history available, a recent history of new sources of credit and the mix of credit type. FICO scores are updated on a monthly, quarterly or bi-annual basis, depending on the product type.

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of March 31, 2020 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$96,493	$364,221	$294,506	$86,993	$72,683	$210,731	$1,542,232	$62,021	$2,729,880
Special Mention	126	3,490	2,757	360	535	7,064	88,787	256	103,375
Substandard	160	7,456	3,568	1,569	57	5,465	50,830	969	70,074
Other (1)	7,239	18,375	13,894	8,985	3,859	1,247	68,417	—	122,016
Total Commercial and Industrial	104,018	393,542	314,725	97,907	77,134	224,507	1,750,266	63,246	3,025,345

Commercial Real Estate
Risk rating:
Pass	70,775	731,880	577,488	497,579	324,782	1,024,477	47,680	2	3,274,663
Special Mention	—	8,810	17,407	23,558	28,562	27,346	2,999	—	108,682
Substandard	—	24,404	—	—	426	4,325	—	—	29,155
Other (1)	—	—	—	—	—	514	—	—	514
Total Commercial Real Estate	70,775	765,094	594,895	521,137	353,770	1,056,662	50,679	2	3,413,014

Construction
Risk rating:
Pass	15,537	96,333	192,397	99,207	25,151	53,105	25,991	—	507,721
Special Mention	—	—	—	—	—	—	200	—	200
Substandard	—	—	—	2,219	—	1,002	—	—	3,221
Other (1)	2,269	31,408	14,370	6,562	1,735	4,576	—	—	60,920
Total Construction	17,806	127,741	206,767	107,988	26,886	58,683	26,191	—	572,062

Lease Financing
Risk rating:
Pass	49,616	73,066	17,998	22,263	5,939	66,866	—	—	235,748
Special Mention	—	287	84	440	—	64	—	—	875
Total Lease Financing	49,616	73,353	18,082	22,703	5,939	66,930	—	—	236,623

Total Commercial Lending	$242,215	$1,359,730	$1,134,469	$749,735	$463,729	$1,406,782	$1,827,136	$63,248	$7,247,044

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$134,802	$429,854	$380,979	$437,915	$376,570	$1,044,890	$—	$—	$2,805,010
680 - 739	28,248	71,374	69,543	69,434	44,492	170,974	—	—	454,065
620 - 679	3,527	13,645	11,235	13,074	11,621	57,611	—	—	110,713
550 - 619	2,012	1,834	3,547	4,096	3,050	13,474	—	—	28,013
Less than 550	—	—	1,206	1,912	966	6,363	—	—	10,447
No Score (3)	11,783	21,987	25,655	26,042	16,592	54,212	—	—	156,271
Other (2)	4,783	20,938	26,627	25,451	12,528	17,524	580	505	108,936
Total Residential Mortgage	185,155	559,632	518,792	577,924	465,819	1,365,048	580	505	3,673,455

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	629,818	—	629,818
680 - 739	—	—	—	—	—	—	173,990	—	173,990
620 - 679	—	—	—	—	—	—	58,863	—	58,863
550 - 619	—	—	—	—	—	—	16,863	—	16,863
Less than 550	—	—	—	—	—	—	6,852	—	6,852
No Score (3)	—	—	—	—	—	—	5,312	—	5,312
Total Home Equity Line	—	—	—	—	—	—	891,698	—	891,698
Total Residential Lending	185,155	559,632	518,792	577,924	465,819	1,365,048	892,278	505	4,565,153

Consumer Lending
FICO:
740 and greater	46,781	150,459	128,010	76,608	41,303	17,034	117,149	—	577,344
680 - 739	29,047	124,783	99,908	59,075	29,503	13,332	92,315	—	447,963
620 - 679	11,357	73,221	51,785	35,102	18,932	9,072	49,123	—	248,592
550 - 619	1,679	21,334	23,130	20,105	10,676	6,105	18,624	—	101,653
Less than 550	581	7,625	12,696	12,928	6,832	3,459	7,906	—	52,027
No Score (3)	2,796	6,248	174	151	30	3	37,382	—	46,784
Other (2)	600	9,173	104	2,230	100	6,823	74,680	—	93,710
Total Consumer Lending	92,841	392,843	315,807	206,199	107,376	55,828	397,179	—	1,568,073

Total Loans and Leases	$520,211	$2,312,205	$1,969,068	$1,533,858	$1,036,924	$2,827,658	$3,116,593	$63,753	$13,380,270
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of March 31, 2020.

The amortized cost basis of revolving loans that were converted to term loans during the three months ended March 31, 2020 was as follows:

Three Months Ended
(dollars in thousands)	March 31, 2020
Commercial and industrial	$28,228
Residential mortgage	296
Total Revolving Loans Converted to Term Loans During the Period	$28,524

The credit risk profiles by internally assigned grade for loans and leases as of December 31, 2019, presented in accordance with Topic 310, Receivables, were as follows:

	December 31, 2019
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Total
Grade:
Pass	$2,585,908	$3,327,659	$515,993	$201,461	$6,631,021
Special mention	91,365	106,331	127	1,022	198,845
Substandard	65,969	29,963	3,121	—	99,053
Total	$2,743,242	$3,463,953	$519,241	$202,483	$6,928,919

There were no loans and leases graded as Loss as of December 31, 2019.

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of December 31, 2019, presented in accordance with Topic 310, Receivables, were as follows:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,759,799	$886,879	$219,046	$1,016,142	$347,264	$6,229,130
Non-performing and delinquent	9,137	6,360	7,258	24,326	6,520	53,601
Total	$3,768,936	$893,239	$226,304	$1,040,468	$353,784	$6,282,731

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2020, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2020
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$6,634	$1,010	$4,041	$11,685	$3,013,660	$3,025,345	$4,007
Commercial real estate	14,204	2,706	757	17,667	3,395,347	3,413,014	757
Construction	6,003	104	2,570	8,677	563,385	572,062	148
Lease financing	—	—	—	—	236,623	236,623	—
Residential mortgage	3,556	2,349	2,671	8,576	3,664,879	3,673,455	82
Home equity line	6,947	1,462	2,566	10,975	880,723	891,698	2,566
Consumer	33,077	6,223	3,353	42,653	1,525,420	1,568,073	3,353
Total	$70,421	$13,854	$15,958	$100,233	$13,280,037	$13,380,270	$10,913

As of December 31, 2019, the aging analysis of the Company’s past due loans and leases, presented in accordance with Topic 310, Receivables, was as follows:

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

Nonaccrual Loans and Leases

The Company generally places a loan or lease on nonaccrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. The Company charges off a loan or lease when facts indicate that the loan or lease is considered uncollectible.

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2020 and January 1, 2020 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of March 31, 2020 were as follows:

	March 31, 2020		January 1, 2020
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual	Nonaccrual
	Allowance	Loans	Loans
(dollars in thousands)	for Credit Losses	and Leases	and Leases
Commercial and industrial	$—	$32	$32
Commercial real estate	—	—	30
Construction	—	2,422	—
Residential mortgage	806	4,472	5,406
Total Nonaccrual Loans and Leases	$806	$6,926	$5,468

For the three months ended March 31, 2020, the Company recognized interest income of nil on nonaccrual loans and leases. Furthermore, for the three months ended March 31, 2020, the amount of accrued interest receivables written off by reversing interest income was not material.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2020, the amortized cost basis of collateral-dependent loans was $35.1 million. These loans were primarily collateralized by residential real estate property and borrower assets. As of March 31, 2020, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Impaired Loans

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of December 31, 2019, presented in accordance with Topic 310, Receivables, were as follows:

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

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three months ended March 31, 2019, presented in accordance with Topic 310, Receivables:

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

Modifications

Commercial and industrial loans modified in a TDR may involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Modifications of commercial real estate and construction loans in a TDR may involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may also involve extending the interest-only payment period. Interest continues to accrue on the missed payments and as a result, the effective yield on the loan remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Residential real estate loans modified in a TDR may be comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, normally two years. Generally, consumer loans are not classified as a TDR as they are normally charged off upon reaching a predetermined delinquency status that ranges from 120 to 180 days and varies by product type.

Loans modified in a TDR may already be on nonaccrual status and in some cases partial charge-offs may have already been taken against the outstanding loan balance. Loans modified in a TDR are evaluated for impairment. As a result, this may have a financial effect of increasing the specific ACL associated with the loan. An ACL for impaired commercial loans, including commercial real estate and construction loans, that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or if the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs. An ACL for impaired residential real estate loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs. Management exercises significant judgment in developing these estimates.

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2020 and 2019:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	1	$500	$30	4	$916	$24
Residential mortgage	—	—	—	1	352	14
Total	1	$500	$30	5	$1,268	$38
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $5.9 billion and $6.1 billion as of March 31, 2020 and December 31, 2019. Of the $5.9 billion at March 31, 2020, there were commitments of $2.0 million related to borrowers who had loan terms modified in a TDR. Of the $6.1 billion at December 31, 2019, there were commitments of $4.5 million related to borrowers who had loan terms modified in a TDR.

There were no loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification dates during both the three months ended March 31, 2020 and 2019.

Foreclosure Proceedings

As of both March 31, 2020 and December 31, 2019, there was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of March 31, 2020, residential real estate property held from one foreclosed residential real estate loan was held and included in other real estate owned and repossessed personal property with a carrying value of $0.2 million on the consolidated balance sheet. As of December 31, 2019, residential real estate properties from two foreclosed residential real estate loans were held and included in other real estate owned and repossessed personal property with a carrying value of $0.3 million on the consolidated balance sheet.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.4 billion and $2.3 billion as of March 31, 2020 and

December 31, 2019, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $2.0 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,535
One to two years	2,047
Two to three years	1,651
Three to four years	1,341
Four to five years	1,101

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Gross carrying amount	$64,771	$63,480
Less: accumulated amortization	52,792	50,812
Net carrying value	$11,979	$12,668

The following table presents changes in amortized MSRs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of period	$12,668	$16,155
Originations	1,291	8
Amortization	(1,980)	(764)
Balance at end of period	$11,979	$15,399
Fair value of amortized MSRs at beginning of period	$20,329	$27,662
Fair value of amortized MSRs at end of period	$17,615	$26,383

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2020 and 2019.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	14.17%	-	24.82%	14.45%	10.74%	-	23.39%	11.10%
Life in years (of the MSR)	1.93	-	5.26	5.00	2.04	-	6.33	5.99
Weighted-average coupon rate	3.93%	-	7.22%	3.99%	3.96%	-	7.26%	4.01%
Discount rate	10.00%	-	10.00%	10.00%	10.00%	-	10.01%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Public deposits	$1,997,472	$1,543,492
Federal Home Loan Bank	3,008,321	2,928,581
Federal Reserve Bank	1,250,553	953,169
ACH transactions	152,967	155,360
Interest rate swaps	55,831	43,296
Total	$6,465,144	$5,623,898

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of March 31, 2020 and December 31, 2019. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2020 and December 31, 2019, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
U.S.:
Interest-bearing	$10,539,824	$9,782,957
Noninterest-bearing	5,073,463	5,188,696
Foreign:
Interest-bearing	734,639	781,965
Noninterest-bearing	672,076	691,376
Total deposits	$17,020,002	$16,444,994

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2020:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$248,179	$490,557	$738,736
Over three through six months	151,083	570,240	721,323
Over six through twelve months	385,105	551,485	936,590
One to two years	112,964	83,388	196,352
Two to three years	121,995	59,604	181,599
Three to four years	77,139	12,754	89,893
Four to five years	41,639	6,053	47,692
Thereafter	113	—	113
Total	$1,138,217	$1,774,081	$2,912,298

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.8 billion and $1.4 billion as of March 31, 2020 and December 31, 2019, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.3 million and $3.6 million as of March 31, 2020 and December 31, 2019, respectively.

8. Short-Term Borrowings

At March 31, 2020 and December 31, 2019, short-term borrowings were comprised of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
Short-term FHLB fixed-rate advances(1)	$400,000	$400,000
Total short-term borrowings	$400,000	$400,000
(1)	Interest is payable monthly.

As of both March 31, 2020 and December 31, 2019, the Company’s short-term borrowings included $400.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 2.84% and maturity dates in 2020. As of March 31, 2020 and December 31, 2019, the available remaining borrowing capacity with the FHLB was $1.8 billion and $1.7 billion, respectively. The short-term FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. See “Note 6. Transfers of Financial Assets” for more information.

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Finance lease	$19	$19
FHLB fixed-rate advances(1)	200,000	200,000
Total long-term borrowings	$200,019	$200,019
(1)	Interest is payable monthly.

As of March 31, 2020 and December 31, 2019, the Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2020 and December 31, 2019. See “Note 6. Transfers of Financial Assets” for more information.

As of March 31, 2020 and December 31, 2019, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

As of March 31, 2020, future contractual principal payments and maturities of long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2020	$9
2021	10
2022	—
2023(1)	100,000
2024(2)	100,000
Total	$200,019
(1)	FHLB fixed-rate advance callable on December 4, 2020 with an interest rate of 2.80%.
(2)	FHLB fixed-rate advance callable on January 15, 2021 with an interest rate of 2.65%.

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits and  net unrealized gains or losses on investment securities.

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Three months ended March 31, 2020
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	—	(96)	(96)
Investment securities:
Unrealized net gains arising during the period	49,164	(13,128)	36,036
Reclassification of net gains to net income:
Investment securities gains, net	(85)	23	(62)
Net change in investment securities	49,079	(13,105)	35,974
Other comprehensive income	49,079	(13,201)	35,878
Accumulated other comprehensive income at March 31, 2020	$5,629	$(1,500)	$4,129

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Three months ended March 31, 2019
Investment securities:
Unrealized net gains arising during the period	70,523	(18,991)	51,532
Reclassification of net losses to net income:
Investment securities losses, net	2,613	(704)	1,909
Net change in investment securities	73,136	(19,695)	53,441
Other comprehensive income	73,136	(19,695)	53,441
Accumulated other comprehensive loss at March 31, 2019	$(107,779)	$29,025	$(78,754)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions		Accumulated
	and		Other
	Other	Investment	Comprehensive
(dollars in thousands)	Benefits	Securities	Income (Loss)
Three Months Ended March 31, 2020
Balance at beginning of period	$(28,082)	$(3,667)	$(31,749)
Other comprehensive income	(96)	35,974	35,878
Balance at end of period	$(28,178)	$32,307	$4,129

Three Months Ended March 31, 2019
Balance at beginning of period	$(28,379)	$(103,816)	$(132,195)
Other comprehensive income	—	53,441	53,441
Balance at end of period	$(28,379)	$(50,375)	$(78,754)

11. Regulatory Capital Requirements

Federal and state laws and regulations limit the amount of dividends the Company may declare or pay. The Company depends primarily on dividends from FHB as the source of funds for the Company’s payment of dividends.

The Company and the Bank are subject to various regulatory capital requirements imposed by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s operating activities and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of its assets and certain off-balance sheet items. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital to risk-weighted assets, as well as a minimum leverage ratio.

The table below sets forth those ratios at March 31, 2020 and December 31, 2019:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2020:
Common equity tier 1 capital to risk-weighted assets	$1,665,064	11.65%	$1,645,403	11.51%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,665,064	11.65%	1,645,403	11.51%	6.00%	8.00%
Total capital to risk-weighted assets	1,843,775	12.90%	1,824,118	12.76%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,665,064	8.63%	1,645,403	8.52%	4.00%	5.00%

December 31, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,676,515	11.88%	$1,654,304	11.72%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,676,515	11.88%	1,654,304	11.72%	6.00%	8.00%
Total capital to risk-weighted assets	1,807,645	12.81%	1,785,434	12.65%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,676,515	8.79%	1,654,304	8.67%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A capital conservation buffer requires a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2020, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2020, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$23,190	$—	$(1,635)	$23,190	$—	$(682)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,901,085	158,711	—	2,818,803	63,527	—
Funding swap	85,645	—	(3,199)	82,900	—	(4,233)
Foreign exchange contracts	1,834	—	(52)	1,428	12	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $12.7 million and $8.7 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the variation margin was $158.7 million and $63.5 million, respectively.

As of March 31, 2020, the Company pledged $30.9 million in financial instruments and $24.9 million in cash as collateral for interest rate swaps. As of December 31, 2019, the Company pledged $29.9 million in financial instruments and $13.4 million in cash as collateral for interest rate swaps. As of March 31, 2020 and December 31, 2019, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At March 31, 2020, the Company carried one interest rate swap with a notional amount of $23.2 million with a negative fair value of $1.6 million that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023. At December 31, 2019, the Company carried one interest rate swap with a notional amount of $23.2 million with a negative fair value of $0.7 million that was categorized as a fair value hedge for a commercial and industrial loan.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2020 and 2019:

	Gains (losses) recognized in
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2020	2019
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(955)	$(342)
Recognized on hedged item	Loans and lease financing	906	262

As of March 31, 2020 and December 31, 2019, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$25,146	$24,415	$1,923	$1,017

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Net gains (losses) recognized
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2020	2019
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$16
Funding swap	Other noninterest income	6	5
Foreign exchange contracts	Other noninterest income	(52)	—

As of March 31, 2020, the Company carried multiple interest rate swaps with notional amounts totaling $2.9 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $158.7 million and a negative fair value of nil. The Company received floating rates ranging from 0.99% to 7.83% and paid fixed rates ranging from 2.02% to 8.73%. The swaps mature between June 2021 and March 2040. As of December 31, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $63.5 million and a negative fair value of nil. The Company received 1-month LIBOR and paid fixed rates ranging from 1.71% to 8.73%. These swaps resulted in net interest expense of nil for both the three months ended March 31, 2020 and 2019.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.9 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million liability to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $3.2 million and $4.2 million was included in the unaudited interim consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 17. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.5 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the three months ended March 31, 2020 and 2019.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $12.3 million and $4.0 million at March 31, 2020 and December 31, 2019, respectively, for which we posted $12.2 million and $4.7 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2020 and December 31, 2019, we may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $96.8 million and $94.1 million at March 31, 2020 and December 31, 2019, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $11.5 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2020 have maturities ranging from April 2020 to May 2022. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,727,850	$5,907,690
Standby letters of credit	185,315	181,412
Commercial letters of credit	8,850	7,334

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

Reorganization Transactions

On April 1, 2016, a series of reorganization transactions were undertaken to facilitate FHI’s initial public offering. In connection with the reorganization transactions, FHI distributed its interest in BancWest Holding Inc. (“BWHI”), including Bank of the West (“BOW”) to BNP Paribas (“BNPP”) so that BWHI was held directly by BNPP. As a result of the reorganization transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest Corporation, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

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

Disaggregation of Revenue

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has restated the selected financial information for the three months ended March 31, 2019 in order to conform with the current presentation. See “Note 18. Reportable Operating Segments” in the notes to the unaudited interim consolidated financial statements.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$89,883	$34,414	$14,386	$138,683

Service charges on deposit accounts	8,088	351	511	8,950
Credit and debit card fees	—	12,887	1,599	14,486
Other service charges and fees	4,875	424	516	5,815
Trust and investment services income	9,591	—	—	9,591
Other	185	1,106	188	1,479
Not in scope of Topic 606(1)	3,637	3,028	2,242	8,907
Total noninterest income	26,376	17,796	5,056	49,228
Total revenue	$116,259	$52,210	$19,442	$187,911
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended March 31, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$107,227	$34,656	$3,206	$145,089

Service charges on deposit accounts	7,234	310	516	8,060
Credit and debit card fees	—	19,707	1,727	21,434
Other service charges and fees	5,333	369	542	6,244
Trust and investment services income	8,618	—	—	8,618
Other	215	1,509	208	1,932
Not in scope of Topic 606(1)	2,469	(3,507)	1,822	784
Total noninterest income	23,869	18,388	4,815	47,072
Total revenue	$131,096	$53,044	$8,021	$192,161
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three months ended March 31, 2020 and 2019, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of March 31, 2020 and December 31, 2019, the Company had contract liabilities of $1.6 million and $1.8 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For both the three months ended March 31, 2020 and 2019, the Company’s recognized revenues and contract liabilities decreased by approximately $0.2 million, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2020 and December 31, 2019, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2020 and December 31, 2019. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three months ended March 31, 2020 and 2019, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three months ended March 31, 2020 and 2019, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2020	2019
Numerator:
Net income	$38,865	$69,924

Denominator:
Basic: weighted-average shares outstanding	129,895,706	134,879,336
Add: weighted-average equity-based awards	455,879	319,009
Diluted: weighted-average shares outstanding	130,351,585	135,198,345

Basic earnings per share	$0.30	$0.52
Diluted earnings per share	$0.30	$0.52

16. Noninterest Income and Noninterest Expense

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

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2020 and 2019:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2020	2019	2020	2019
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$17	$189	$159
Interest cost	Other noninterest expense	1,621	2,044	164	206
Expected return on plan assets	Other noninterest expense	(1,194)	(1,195)	—	—
Prior service credit	Other noninterest expense	—	—	(13)	(107)
Recognized net actuarial loss (gain)	Other noninterest expense	1,429	1,564	(26)	(76)
Total net periodic benefit cost		$1,856	$2,430	$314	$182

Leases

The Company recognized operating lease income related to lease payments of $1.5 million for both the three months ended March 31, 2020 and 2019. In addition, the Company recognized $1.5 million and $1.1 million of lease income related to variable lease payments for the three months ended March 31, 2020 and 2019, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2020 and December 31, 2019, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. The Visa derivative of $3.2 million and $4.2 million was included in the unaudited interim consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of

Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements as of March 31, 2020
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$30,927	$—	$30,927
Government-sponsored enterprises debt securities	—	26,721	—	26,721
Mortgage-backed securities:
Residential - Government agency(1)	—	278,963	—	278,963
Residential - Government-sponsored enterprises(1)	—	417,667	—	417,667
Commercial - Government-sponsored enterprises	—	186,784	—	186,784
Collateralized mortgage obligations:
Government agency	—	2,320,878	—	2,320,878
Government-sponsored enterprises	—	796,517	—	796,517
Total available-for-sale securities	—	4,058,457	—	4,058,457
Other assets(2)	—	158,711	—	158,711
Liabilities
Other liabilities(3)	—	(1,687)	(3,199)	(4,886)
Total	$—	$4,215,481	$(3,199)	$4,212,282
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$29,888	$—	$29,888
Government-sponsored enterprises debt securities	—	101,439	—	101,439
Mortgage-backed securities:
Residential - Government agency(1)	—	291,209	—	291,209
Residential - Government-sponsored enterprises(1)	—	399,492	—	399,492
Commercial - Government-sponsored enterprises	—	101,719	—	101,719
Collateralized mortgage obligations:
Government agency	—	2,381,278	—	2,381,278
Government-sponsored enterprises	—	770,619	—	770,619
Total available-for-sale securities	—	4,075,644	—	4,075,644
Other assets(2)	—	63,539	—	63,539
Liabilities
Other liabilities(3)	—	(682)	(4,233)	(4,915)
Total	$—	$4,138,501	$(4,233)	$4,134,268
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three months ended March 31, 2020, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019 are summarized below.

	Visa Derivative
(dollars in thousands)	2020	2019
Three Months Ended March 31,
Balance as of January 1,	$(4,233)	$(2,607)
Total net gains included in other noninterest income	6	5
Settlements	1,028	763
Balance as of March 31,	$(3,199)	$(1,839)
Total net gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of March 31,	$6	$5

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,052,832	$353,908	$698,924	$—	$1,052,832
Loans held for sale	8,180	—	8,180	—	8,180
Loans(1)	13,143,647	—	—	13,452,051	13,452,051

Financial liabilities:
Time deposits(2)	$2,912,298	$—	$2,922,389	$—	$2,922,389
Short-term borrowings	400,000	—	401,418	—	401,418
Long-term borrowings(3)	200,000	—	215,788	—	215,788

	December 31, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$694,017	$360,375	$333,642	$—	$694,017
Loans held for sale	904	—	904	—	904
Loans(1)	13,009,167	—	—	13,140,898	13,140,898

Financial liabilities:
Time deposits(2)	$2,510,157	$—	$2,501,478	$—	$2,501,478
Short-term borrowings	400,000	—	401,709	—	401,709
Long-term borrowings(3)	200,000	—	207,104	—	207,104
(1)	Excludes financing leases of $236.6 million at March 31, 2020 and $202.5 million at December 31, 2019.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $14.1 billion as of March 31, 2020 and $13.9 billion as of December 31, 2019.
(3)	Excludes capital lease obligations of $19 thousand as of both March 31, 2020 and December 31, 2019.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of March 31, 2020 and December 31, 2019, the Company had $5.9 billion and $6.1 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $30.8 million and $14.4 million at March 31, 2020 and December 31, 2019, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

Collateral-dependent loans

Collateral-dependent loans are those for which repayment is expected to be provided substantially through the operation or sale of the collateral. These loans are measured at fair value on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral are primarily based on real estate appraisal reports prepared by third-party appraisers less estimated selling costs. The Company measures the estimated credit losses on collateral-dependent loans by performing a lower-of-cost-or-fair-value analysis. If the estimated credit losses are determined by the value of the collateral, the net carrying amount is adjusted to fair value on a nonrecurring basis as Level 3 by recognizing an allowance for credit losses.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2020
Collateral-dependent loans	$—	$—	$1,840
December 31, 2019
Collateral-dependent loans	$—	$—	$1,502

Total losses on collateral-dependent loans were $0.4 million for the three months ended March 31, 2020. No losses were recognized on collateral-dependent loans for the three months ended March 31, 2019.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2020
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$1,840	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(3,199)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%
(1)	The fair value of these assets is determined based on appraised values of the collateral or broker opinions, the range of which is not meaningful to disclose.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(3)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(4)	The growth rate of 13% was based on the arithmetic average of analyst price targets.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input
Collateral-dependent loans	$1,502	Appraisal Value	Appraisal Value
Visa derivative	$(4,233)	Discounted Cash Flow	Expected Conversion Rate - 1.6228
			Expected Term - 1 year
			Growth Rate - 13%

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

The Company allocates the provision for credit losses from the Treasury and Other business segment (which is comprised of many of the Company’s support units) to the Retail and Commercial business segments. These allocations are based on direct costs incurred by the Retail and Commercial business segments.

Noninterest income and expense includes allocations from support units to the business segments. These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage. Income tax expense is allocated to each business segment based on the consolidated effective income tax rate for the period shown.

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align deposit balances within the business segment that directly manages them. Specifically, certain deposit balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select deposit balances affected net interest income, net interest income after provision for credit losses, noninterest income, provision for income taxes and net income. The Company has reported its selected financial information using the new deposit balance alignments for the three months ended March 31, 2020. The Company has restated the selected financial information for the three months ended March 31, 2019 in order to conform with the current presentation.

Additionally, during the fourth quarter of 2019, the Company changed its assumptions embedded in allocating deposit costs to business segments. The Company has reported its selected financial information using the new deposit cost assumptions starting with the fourth quarter of 2019.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2020
Net interest income	$89,883	$34,414	$14,386	$138,683
Provision for credit losses	(20,065)	(20,784)	(351)	(41,200)
Net interest income after provision for credit losses	69,818	13,630	14,035	97,483

Noninterest income	26,376	17,796	5,056	49,228
Noninterest expense	(61,644)	(21,505)	(13,317)	(96,466)
Income before provision for income taxes	34,550	9,921	5,774	50,245

Provision for income taxes	(7,523)	(2,645)	(1,212)	(11,380)
Net income	$27,027	$7,276	$4,562	$38,865

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2019
Net interest income	$107,227	$34,656	$3,206	$145,089
Provision for credit losses	(2,572)	(3,108)	—	(5,680)
Net interest income after provision for credit losses	104,655	31,548	3,206	139,409

Noninterest income	23,869	18,388	4,815	47,072
Noninterest expense	(57,167)	(19,485)	(15,971)	(92,623)
Income (loss) before (provision) benefit for income taxes	71,357	30,451	(7,950)	93,858

(Provision) benefit for income taxes	(18,047)	(7,921)	2,034	(23,934)
Net income (loss)	$53,310	$22,530	$(5,916)	$69,924

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular, including, among other things, the rate of growth and the unemployment rate; the impact on our business, operations, financial condition, liquidity, results of operations, prospects and the trading price of our shares as a result of the COVID-19 pandemic; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined or the discontinuance of LIBOR; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to maintain our Bank’s reputation; the future value of the investment securities that we own, especially in light of the market volatility caused by the spread of COVID-19 and governmental and regulatory responses thereto; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics (including the ongoing COVID-19 pandemic) or other severe health emergencies and man-made and natural disasters; our ability to maintain consistent growth, earnings and profitability; our ability to attract and retain skilled employees or changes in our management personnel; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including quantitative easing, the lowering of interest rates and the imposition of tariffs that may harm sectors to which we are particularly exposed; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Developments regarding COVID-19 and the Hawaii and Global Economy

Overview

The Coronavirus Disease (“COVID-19”) has officially been designated a pandemic by the World Health Organization. The spread of COVID-19 in the U.S., Europe and other regions continues to evolve. Several European countries, namely Italy, the United Kingdom, Spain and France have been particularly hard hit by COVID-19. However, the U.S. leads the world in the number of cases and deaths reported as a result of COVID-19. The effect of COVID-19 to the global and U.S. economy remains uncertain and the timing of a subsequent recovery remains uncertain as well.

The spread of COVID-19 across the globe has resulted in sharp market corrections and fears of a global recession. In many parts of the U.S., employees are working from home and nonessential businesses are temporarily closed. Workers in the retail, restaurant, travel and leisure industries have been particularly hard hit by layoffs as large parts of the U.S. remain on lockdown. The national unemployment rate increased from 3.5% in February 2020 to 4.4% in March 2020. The increase in the national unemployment rate accelerated into the March 2020 month-end and reflects the early stage effects of COVID-19 and efforts to contain it. We expect to see a more pronounced increase in the national unemployment rate in the second quarter of 2020. We also expect a significant decrease in the U.S. gross domestic product in the second quarter of 2020 with a potential for improvement in the third quarter of 2020.

Hawaii Economy

While Hawaii’s economy was off to a strong start in 2020, it has been meaningfully impacted by COVID-19 and the responses to it. Hawaii’s economy began to suffer in February 2020 with flight cancellations to Hawaii due to the global COVID-19 pandemic. On March 5, 2020, the Governor of the State of Hawaii issued an emergency proclamation declaring a state of emergency in Hawaii. On March 21, 2020, the Governor of the State of Hawaii issued another emergency proclamation ordering all individuals, both residents and visitors, arriving or returning to the State of Hawaii to a mandatory 14-day self-quarantine. The mandate, which was the first such action in the nation, essentially brought the Hawaii tourism industry to a halt. Subsequently, on March 23, 2020, the Governor of the State of Hawaii issued a third supplemental emergency proclamation that ordered all residents to stay-at-home, except for essential workers.

As an economy that is heavily dependent on tourism, we expect to see a significant increase in unemployment rates in the second quarter of 2020, as well as decreases to real personal income and gross domestic product. The State of Hawaii is expected to receive at least $4.0 billion in federal aid from the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We expect that the majority of this federal aid will be used to help fund state and county government response efforts and to provide for unemployment assistance. We continue to monitor the length and severity of the shut-down of our tourism industry and stay-at-home orders. Once these measures are relaxed, we expect that local consumption of goods and services will begin to resume over an extended period of time. Additionally, the timing and significance of any return of air travel and the Hawaii tourism industry is highly uncertain and is dependent upon the number of cases declining around the globe and the widespread availability of a vaccine or testing and tracing capabilities.

For the three months ended March 31, 2020, the economic data for Hawaii was mixed as surveys broadly reflect some of the early effects of the COVID-19 pandemic on the local economy. Visitor arrivals for the first three months of 2020 decreased by 16.4% compared to the same period in 2019, while total visitor spending for the first three months of 2020 decreased by 14.1% compared to the same period in 2019, according to the Hawaii Tourism Authority. We expect this downward trend in our tourism industry to continue well into the second quarter of 2020. The statewide seasonally-adjusted unemployment rate was 2.6% in March 2020 compared to 2.8% in March 2019, according to the Bureau of Labor Statistics of the U.S. Department of Labor. The national seasonally-adjusted unemployment rate was 4.4% in March 2020 compared to 3.8% in March 2019. We expect unemployment rates to increase significantly both in Hawaii and nationally in the second quarter of 2020 as the March 2020 survey reference periods predated many COVID-19-related business and school closures in the second half of the month.

With regards to reports of home sales on Oahu, the majority of closed sales were already in escrow for at least 30 days prior to stay-at-home orders that were issued by local government officials on March 23, 2020 as a result of COVID-19. Thus, new listings decreased significantly in March 2020 as compared to February 2020 and are likely early indicators of the economic uncertainty and shift in market activity due to the impacts of COVID-19 in Hawaii. For the three months ended March 31, 2020, the volume of single-family home sales increased by 11.6%, while condominium sales decreased by 0.8% compared to the same period in 2019 according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $780,000 and $430,000, respectively, or unchanged and an increase of 4.6%, respectively, for the three months ended March 31, 2020 as compared to the same period in 2019. As of March 31, 2020, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.6 and 3.6 months, respectively. Lastly, state general excise and use tax revenues increased by 6.0% for the first two months of 2020 as compared to the same period in 2019, according to the Hawaii Department of Taxation. We expect tax revenues for the state to be significantly lower in the second quarter of 2020.

Legislative and Regulatory Developments

Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to partially mitigate the economic effects of COVID-19 and related containment measures will also have an impact on our financial position and results of operations. These actions are further discussed below.

In response to current market conditions, the Federal Reserve has taken a number of proactive measures, including cutting its target for the federal funds rate by a total of 1.50%, bringing it down to a range of 0.00% to 0.25%. We expect that interest rates will remain at record low levels for the foreseeable future. The Federal Reserve has instituted a number of other measures, including up to $2.3 trillion in lending to support households, employers, financial markets and state and local governments. Additional actions taken by the Federal Reserve to mitigate the lasting impact from the coronavirus pandemic include the following:

●	establishing a temporary repurchase agreement facility for foreign and international monetary authorities;

●	re-committing to quantitative easing through large-scale asset-purchase programs;

●	lowering the rate charged on its discount window and extending the length of the loans offered;

●	increasing the frequency of engagement with currency swap lines with foreign central banks;

●	expanding the collateral accepted by its Term Asset-Backed Securities Loan Facility; and

●	introducing a number of additional facilities, such as the Main Street Lending Facility, which is designed to enhance support for small and mid-sized businesses that were in good financial standing before the crisis.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by the COVID-19. The CARES Act, enacted on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak. Among other provisions, the CARES Act (i) authorizes the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) creates a $349 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provides certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expands eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) sets a 60-day foreclosure moratorium beginning on March 18, 2020 for federally backed mortgage loans. We continue to evaluate the potential impact of the CARES Act on our consolidated financial position, results of operations, and cash flows.

Impact to our Operations

As noted above, on March 23, 2020, the Governor of the State of Hawaii issued a third supplemental emergency proclamation that ordered all residents to stay-at-home, except for essential workers. This stay-at-home order has been extended to May 31, 2020. While the Bank is an essential business in Hawaii, we have seen a significant decrease in customer traffic in our branches. As a result, we have strategically closed 26 of our branch locations on a temporary basis. While we consolidated our branch locations, we continue to provide service to all customers and operate our businesses on all islands of Hawaii, Guam and Saipan. Additionally, as part of our contingency plans, we have established a redundant operations center for our administrative operations and a significant number of our administrative employees are working remotely.

Impact on our Financial Position and Results of Operations

Due to the widespread impact that COVID-19 is having on Hawaii’s economy, we expect that adverse economic conditions will continue. As noted above, once the mandatory stay-at-home measures are relaxed, we expect that local consumption of goods and services will begin to resume over an extended period of time. Additionally the timing and significance of any return of air travel and the Hawaii tourism industry is highly uncertain and is dependent upon the number of cases declining around the globe and the widespread availability of a vaccine or testing and tracing capabilities.

During this time of uncertainty, we remain committed to helping our customers recover from financial difficulties due to COVID-19. We are working with our impacted customers through offering payment deferrals and forbearance on certain loan products. We will continue to closely monitor the impact that COVID-19 and the slowing Hawaii economy has on our customers and will adjust the means by which we assist our customers during this period of financial hardship.

The shut-down of our tourism industry, stay-at-home measures, an inevitable recession in Hawaii and record low interest rates have, and we expect will, negatively affect our financial position and results of operations. Decreasing interest rates are expected to reduce our net interest margin, as, currently, our interest rate profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.

Our net interest margin also may be reduced as a result of our participation in the PPP, with loans made thereunder that are not forgiven carrying an interest rate of 1%.

Our credit risk profile will also be adversely impacted during this period of financial hardship for our customers. We also expect that we will see temporary decreases in non-interest income, as we have taken certain measures to assist customers during the COVID-19 pandemic, including waiving non-customer ATM fees and penalties for early withdrawal of certificates of deposit. We expect that these decreases will be offset, in whole or in part, by fees we receive through our participation in the PPP.

Moreover, we have seen increased draws by some of our customers on lines of credit as they have sought to improve their liquidity positions. While we expect a significant portion of loans made by the Bank through our participation in the PPP to be forgiven, we expect that a sizeable portion of such loans will remain on our balance sheet for up to two years. As a result, we expect to see higher loan volumes and reduced capital levels as a result of the COVID-19 pandemic.

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. At March 31, 2020, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including with Common Equity Tier 1 capital ratios of 11.65%, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as borrowings and repurchase agreements, and to assess longer-term funding sources. For additional discussions surrounding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity” and “Capital” in this MD&A.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$158,532	$172,561
Interest expense	19,849	27,472
Net interest income	138,683	145,089
Provision for credit losses	41,200	5,680
Net interest income after provision for credit losses	97,483	139,409
Noninterest income	49,228	47,072
Noninterest expense	96,466	92,623
Income before provision for income taxes	50,245	93,858
Provision for income taxes	11,380	23,934
Net income	$38,865	$69,924
Basic earnings per share	$0.30	$0.52
Diluted earnings per share	$0.30	$0.52
Basic weighted-average outstanding shares	129,895,706	134,879,336
Diluted weighted-average outstanding shares	130,351,585	135,198,345
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	86.67%	50.00%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$138,683	$145,089
Core noninterest income	49,143	49,685
Core noninterest expense	96,466	92,362
Core net income	38,803	72,052
Core basic earnings per share	0.30	0.53
Core diluted earnings per share	0.30	0.53
Other Financial Information / Performance Ratios:(2)
Net interest margin	3.12%	3.23%
Core net interest margin (non-GAAP)(1),(3)	3.12%	3.23%
Efficiency ratio	51.33%	48.20%
Core efficiency ratio (non-GAAP)(1),(4)	51.35%	47.42%
Return on average total assets	0.77%	1.38%
Core return on average total assets (non-GAAP)(1),(5)	0.77%	1.43%
Return on average tangible assets (non-GAAP)(11)	0.81%	1.45%
Core return on average tangible assets (non-GAAP)(1),(6)	0.81%	1.50%
Return on average total stockholders' equity	5.87%	11.16%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	5.87%	11.50%
Return on average tangible stockholders' equity (non-GAAP)(11)	9.39%	18.35%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	9.37%	18.91%
Noninterest expense to average assets	1.91%	1.83%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.91%	1.83%

	March 31,	December 31,
	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$1,052,832	$694,017
Investment securities	4,058,457	4,075,644
Loans and leases	13,380,270	13,211,650
Allowance for credit losses for loans and leases	166,013	130,530
Goodwill	995,492	995,492
Total assets	20,755,891	20,166,734
Total deposits	17,020,002	16,444,994
Short-term borrowings	400,000	400,000
Long-term borrowings	200,019	200,019
Total liabilities	18,091,206	17,526,476
Total stockholders' equity	2,664,685	2,640,258
Book value per share	$20.52	$20.32
Tangible book value per share (non-GAAP)(11)	$12.86	$12.66

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.05%	0.04%
Allowance for credit losses for loans and leases / total loans and leases	1.24%	0.99%
Net charge-offs / average total loans and leases(10)	0.19%	0.19%

	March 31,	December 31,
Capital Ratios:	2020	2019
Common Equity Tier 1 Capital Ratio	11.65%	11.88%
Tier 1 Capital Ratio	11.65%	11.88%
Total Capital Ratio	12.90%	12.81%
Tier 1 Leverage Ratio	8.63%	8.79%
Total stockholders' equity to total assets	12.84%	13.09%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	8.45%	8.58%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Net interest income	$138,683	$145,089
Core net interest income (non-GAAP)	$138,683	$145,089

Noninterest income	$49,228	$47,072
(Gain) loss on sale of securities	(85)	2,613
Core noninterest income (non-GAAP)	$49,143	$49,685

Noninterest expense	$96,466	$92,623
One-time items(d)	—	(261)
Core noninterest expense (non-GAAP)	$96,466	$92,362

Net income	$38,865	$69,924
Loss (gain) on sale of securities	(85)	2,613
One-time noninterest expense items(d)	—	261
Tax adjustments(e)	23	(746)
Total core adjustments	(62)	2,128
Core net income (non-GAAP)	$38,803	$72,052

Basic earnings per share	$0.30	$0.52
Diluted earnings per share	$0.30	$0.52
Efficiency ratio	51.33%	48.20%

Core basic earnings per share (non-GAAP)	$0.30	$0.53
Core diluted earnings per share (non-GAAP)	$0.30	$0.53
Core efficiency ratio (non-GAAP)	51.35%	47.42%
(a)	One-time items include nonrecurring offering costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three months ended March 31, 2020 and 2019.

(3)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10)	Net charge-offs / average total loans and leases are annualized for the three months ended March 31, 2020.

(11)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 3
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Noninterest expense	$96,466	$92,623
Core noninterest expense	$96,466	$92,362

Net income	$38,865	$69,924
Core net income	$38,803	$72,052

Average total stockholders' equity	$2,660,811	$2,540,600
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,665,319	$1,545,108

Average total assets	$20,313,304	$20,494,837
Less: average goodwill	995,492	995,492
Average tangible assets	$19,317,812	$19,499,345

Return on average total stockholders' equity(a)	5.87%	11.16%
Core return on average total stockholders' equity (non-GAAP)(a)	5.87%	11.50%
Return on average tangible stockholders' equity (non-GAAP)(a)	9.39%	18.35%
Core return on average tangible stockholders' equity (non-GAAP)(a)	9.37%	18.91%

Return on average total assets(a)	0.77%	1.38%
Core return on average total assets (non-GAAP)(a)	0.77%	1.43%
Return on average tangible assets (non-GAAP)(a)	0.81%	1.45%
Core return on average tangible assets (non-GAAP)(a)	0.81%	1.50%

Noninterest expense to average assets(a)	1.91%	1.83%
Core noninterest expense to average assets (non-GAAP)(a)	1.91%	1.83%

	As of	As of
	March 31,	December 31,
	2020	2019
Balance Sheet Data:
Total stockholders' equity	$2,664,685	$2,640,258
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,669,193	$1,644,766

Total assets	$20,755,891	$20,166,734
Less: goodwill	995,492	995,492
Tangible assets	$19,760,399	$19,171,242

Shares outstanding	129,827,968	129,928,479

Total stockholders' equity to total assets	12.84%	13.09%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.45%	8.58%

Book value per share	$20.52	$20.32
Tangible book value per share (non-GAAP)	$12.86	$12.66
(a)	Annualized for the three months ended March 31, 2020 and 2019.

Financial Highlights

Net income was $38.9 million for the three months ended March 31, 2020, a decrease of $31.1 million or 44% as compared to the same period in 2019. Basic and diluted earnings per share were $0.30 per share for the three months ended March 31, 2020, a decrease of $0.22 per share or 42% as compared to the same period in 2019. The decrease in net income was primarily due to a $35.5 million increase in the provision for credit losses (the “Provision”), a $6.4 million decrease in net interest income and a $3.8 million increase in noninterest expense, partially offset by a $12.6 million decrease in the provision for income taxes and a $2.2 million increase in noninterest income for the three months ended March 31, 2020.

Our return on average total assets was 0.77% for the three months ended March 31, 2020, a decrease of 61 basis points from the same period in 2019, and our return on average total stockholders’ equity was 5.87% for the three months ended March 31, 2020, a decrease of 529 basis points. Our return on average tangible assets was 0.81% for the three months ended March 31, 2020, a decrease of 64 basis points from the same period in 2019, and our return on average tangible stockholders’ equity was 9.39% for the three months ended March 31, 2020, a decrease of 896 basis points from the same period in 2019. Our efficiency ratio was 51.33% for the three months ended March 31, 2020 compared to 48.20% for the same period in 2019. The increase in the efficiency ratio during the three months ended March 31, 2020 was primarily due to the loss of expense reimbursements from BNP Paribas (“BNPP”) as well as increased expenditures related to information technology initiatives.

Our results for the three months ended March 31, 2020 were highlighted by the following:

●	Net interest income was $138.7 million for the three months ended March 31, 2020, a decrease of $6.4 million or 4% as compared to the same period in 2019. Our net interest margin was 3.12% for the three months ended March 31, 2020, a decrease of 11 basis points as compared to the same period in 2019. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in most loan categories and lower average balances in our investment securities portfolio, partially offset by lower deposit funding costs.

●	The Provision was $41.2 million for the three months ended March 31, 2020, an increase of $35.5 million as compared to the same period in 2019. This increase was primarily due to higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the Allowance for Credit Losses (“ACL”) at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $49.2 million for the three months ended March 31, 2020, an increase of $2.2 million or 5% as compared to the same period in 2019. The increase was primarily due to a $2.6 million net loss on the sale of available-for-sale debt securities recorded during the three months ended March 31, 2019. The increase also stemmed from a $1.4 million increase in other noninterest income, a $1.0 million increase in trust and investment services income and a $0.9 million increase in service charges on deposit accounts, partially offset by a $1.7 million decrease in credit and debit card fees, a $1.6 million decrease in bank-owned life insurance (“BOLI”) income and a $0.6 million decrease in other service charges and fees for the three months ended March 31, 2020.

●	Noninterest expense was $96.5 million for the three months ended March 31, 2020, an increase of $3.8 million or 4% as compared to the same period in 2019. The increase in noninterest expense was primarily due to a $2.4 million increase in contracted services and professional fees, a $0.5 million increase in regulatory assessment and fees, a $0.4 million increase in equipment expense, a $0.3 million increase in card rewards program expense and a $0.3 million increase in occupancy expense.

During the beginning of 2020, we continued to benefit from a steady Hawaii economy, as reflected in the continued growth in our commercial and industrial loan portfolio. However, by the end of the first quarter, Hawaii’s economy began to be impacted by COVID-19 and our responses to it. As such, we increased our Provision in order to maintain adequate reserves for expected credit losses. We also continued to maintain high levels of liquidity and remained well-capitalized as of March 31, 2020.

●	Total loans and leases were $13.4 billion as of March 31, 2020, an increase of $168.6 million or 1% from December 31, 2019. The increase was primarily due to growth in commercial and industrial loans during the three months ended March 31, 2020 due to an increase in lines drawn upon. This was partially offset by decreases in our residential real estate and consumer portfolios.

●	The ACL was $166.0 million as of March 31, 2020, an increase of $35.5 million or 27% from December 31, 2019. This increase was primarily due to the aforementioned higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The ratio of our ACL to total loans and leases outstanding was 1.24% as of March 31, 2020, an increase of 25 basis points compared to December 31, 2019.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $4.1 billion as of March 31, 2020, a decrease of $17.2 million compared to December 31, 2019. This decrease was primarily due to paydowns and proceeds from calls, partially offset by purchases in this portfolio.

●	Total deposits were $17.0 billion as of March 31, 2020, an increase of $575.0 million or 3% as compared to December 31, 2019. The increase in total deposits was primarily due to a $424.9 million increase in public time deposit balances, a $214.5 million increase in savings deposit balances and a $92.9 million increase in money market deposit balances, partially offset by a $134.5 million decrease in demand deposit balances.

●	Total stockholders’ equity was $2.7 billion as March 31, 2020, an increase of $24.4 million or 1% from December 31, 2019. The increase in stockholders’ equity was primarily due to earnings for the period of $38.9 million and a net change in the fair value of our investment securities of $36.0 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $33.8 million, the cumulative effect adjustment of a change in an accounting principle of $12.5 million and common stock repurchased of $5.0 million during the three months ended March 31, 2020.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2020 and 2019, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$516.8	$1.6	1.25%	$507.3	$3.2	2.56%
Available-for-Sale Investment Securities	4,033.2	21.2	2.10	4,417.8	24.5	2.22
Loans Held for Sale	15.8	0.1	1.70	0.3	—	2.79
Loans and Leases (1)
Commercial and industrial	2,776.2	24.6	3.56	3,166.4	33.2	4.25
Commercial real estate	3,433.2	34.6	4.05	3,005.2	35.4	4.77
Construction	538.5	5.7	4.27	636.7	7.5	4.77
Residential:
Residential mortgage	3,721.2	37.7	4.05	3,535.2	36.0	4.07
Home equity line	887.4	7.7	3.50	915.7	8.7	3.85
Consumer	1,611.7	23.0	5.75	1,667.3	22.5	5.48
Lease financing	223.2	1.6	2.85	147.2	1.1	2.99
Total Loans and Leases	13,191.4	134.9	4.11	13,073.7	144.4	4.46
Other Earning Assets	57.0	0.7	5.30	92.3	0.5	2.06
Total Earning Assets (2)	17,814.2	158.5	3.57	18,091.4	172.6	3.85
Cash and Due from Banks	327.4			360.3
Other Assets	2,171.7			2,043.1
Total Assets	$20,313.3			$20,494.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,090.4	$3.3	0.26%	$4,815.8	$4.2	0.36%
Money Market	3,064.8	4.6	0.61	3,181.3	7.7	0.98
Time	2,534.7	7.7	1.23	3,041.8	11.3	1.51
Total Interest-Bearing Deposits	10,689.9	15.6	0.59	11,038.9	23.2	0.85
Short-Term Borrowings	401.7	2.8	2.88	12.8	0.1	2.45
Long-Term Borrowings	200.0	1.4	2.77	600.0	4.2	2.84
Total Interest-Bearing Liabilities	11,291.6	19.8	0.71	11,651.7	27.5	0.96
Net Interest Income		$138.7			$145.1
Interest Rate Spread			2.86%			2.89%
Net Interest Margin			3.12%			3.23%
Noninterest-Bearing Demand Deposits	5,853.4			5,826.8
Other Liabilities	507.5			475.7
Stockholders' Equity	2,660.8			2,540.6
Total Liabilities and Stockholders' Equity	$20,313.3			$20,494.8
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	For the three months ended March 31, 2020 and 2019, the taxable-equivalent basis adjustments made to the table above were not material.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended March 31, 2020
	Compared to March 31, 2019
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.1	$(1.7)	$(1.6)
Available-for-Sale Investment Securities	(2.0)	(1.3)	(3.3)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and industrial	(3.7)	(4.9)	(8.6)
Commercial real estate	4.9	(5.7)	(0.8)
Construction	(1.1)	(0.7)	(1.8)
Residential:
Residential mortgage	1.8	(0.1)	1.7
Home equity line	(0.3)	(0.7)	(1.0)
Consumer	(0.7)	1.2	0.5
Lease financing	0.5	—	0.5
Total Loans and Leases	1.4	(10.9)	(9.5)
Other Earning Assets	(0.3)	0.5	0.2
Total Change in Interest Income	(0.7)	(13.4)	(14.1)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.3	(1.2)	(0.9)
Money Market	(0.3)	(2.8)	(3.1)
Time	(1.7)	(1.9)	(3.6)
Total Interest-Bearing Deposits	(1.7)	(5.9)	(7.6)
Short-term Borrowings	2.7	—	2.7
Long-term Borrowings	(2.7)	(0.1)	(2.8)
Total Change in Interest Expense	(1.7)	(6.0)	(7.7)
Change in Net Interest Income	$1.0	$(7.4)	$(6.4)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $138.7 million for the three months ended March 31, 2020, a decrease of $6.4 million or 4% compared to the same period in 2019. Our net interest margin was 3.12% for the three months ended March 31, 2020, a decrease of 11 basis points from the same period in 2019. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in most loan categories and lower average balances in our investment securities portfolio, partially offset by lower deposit funding costs during the three months ended March 31, 2020. Yields on our loans and leases were 4.11% for the three months ended March 31, 2020, a decrease of 35 basis points as compared to the same period in 2019. We experienced a decrease in our yields from total loans primarily due to decreases in adjustable rate commercial real estate and commercial and industrial loans, which are typically based on the LIBOR. The average balance of our investment securities portfolio was $4.0 billion for the three months ended March 31, 2020, a decrease of $384.6 million or 9% from the same period in 2019. Deposit funding costs were $15.6 million for the three months ended March 31, 2020, a decrease of $7.6 million or 33% compared to the same period in 2019. Rates paid on our interest-bearing deposits were 59 basis points for the three months ended March 31, 2020, a decrease of 26 basis points compared to the same period in 2019.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the first quarter at 3.25%. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At March 31, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.99% and 1.45%, respectively, while a March 31, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 2.50% and 2.60%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50 to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to end the first quarter at 0.00% to 0.25%. The decrease in the target range for the federal funds rate in March 2020 was largely an emergency measure by the Federal Reserve aimed at mitigating the economic impact of COVID-19.

Provision for Credit Losses

The Provision was $41.2 million for the three months ended March 31, 2020, which represented an increase of $35.5 million compared to the same period in 2019. This increase was primarily due to an adjustment related to COVID-19 and the impact we expect it to have on our customers. We recorded net charge-offs of loans and leases of $6.1 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively. This represented net charge-offs of 0.19% and 0.18% of average loans and leases, on an annualized basis, for the three months ended March 31, 2020 and 2019, respectively. The ACL was $166.0 million as of March 31, 2020, an increase of $35.5 million or 27% from December 31, 2019 and represented 1.24% of total outstanding loans and leases as of March 31, 2020 compared to 0.99% of total outstanding loans and leases as of December 31, 2019. The Provision is recorded to maintain the ACL at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 6 presents the major components of noninterest income for the three months ended March 31, 2020 and 2019:

Noninterest Income				Table 6
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Service charges on deposit accounts	$8,950	$8,060	$890	11%
Credit and debit card fees	14,949	16,655	(1,706)	(10)
Other service charges and fees	8,539	9,129	(590)	(6)
Trust and investment services income	9,591	8,618	973	11
Bank-owned life insurance	2,260	3,813	(1,553)	(41)
Investment securities gains (losses), net	85	(2,613)	2,698	n/m
Other	4,854	3,410	1,444	42
Total noninterest income	$49,228	$47,072	$2,156	5%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended March 31, 2020 to the same period in 2019.

Total noninterest income was $49.2 million for the three months ended March 31, 2020, an increase of $2.2 million or 5% as compared to the same period in 2019.

Service charges on deposit accounts were $9.0 million for the three months ended March 31, 2020, an increase of $0.9 million or 11% as compared to the same period in 2019. This increase was primarily due to a $0.6 million increase in account analysis service charges and a $0.2 million increase in checking account service fees.

Credit and debit card fees were $14.9 million for the three months ended March 31, 2020, a decrease of $1.7 million or 10% as compared to the same period in 2019. This decrease was primarily due to a $1.0 million decrease in merchant service revenues and a $0.4 million decrease in interchange settlement fees.

Other service charges and fees were $8.5 million for the three months ended March 31, 2020, a decrease of $0.6 million or 6% as compared to the same period in 2019. This decrease was primarily due to a $0.5 million decrease in insurance income.

Trust and investment services income was $9.6 million for the three months ended March 31, 2020, an increase of $1.0 million or 11% as compared to the same period in 2019. This increase was primarily due to a $0.6 million increase in investment management fees and a $0.4 million increase in trust service fees.

BOLI income was $2.3 million for the three months ended March 31, 2020, a decrease of $1.6 million or 41% as compared to the same period in 2019. This decrease was due to a $1.1 million decrease in BOLI earnings and a $0.4 million decrease in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were $0.1 million for the three months ended March 31, 2020, an increase of $2.7 million as compared to the same period in 2019. The increase of $2.7 million was primarily due to a loss of $2.6 million for the three months ended March 31, 2019 stemming from our investment portfolio restructuring and sale of 48 investment securities in January 2019.

Other noninterest income was $4.9 million for the three months ended March 31, 2020, an increase of $1.4 million or 42% as compared to the same period in 2019. The increase was primarily due to a $1.1 million gain on the sale of loans sold and a $1.0 million increase in customer-related interest rate swap fees. This was partially offset by a $0.3 million tax refund received during the three months ended March 31, 2019 and a $0.1 million decrease in volume-based incentives.

Noninterest Expense

Table 7 presents the major components of noninterest expense for the three months ended March 31, 2020 and 2019:

Noninterest Expense				Table 7
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$44,829	$44,860	$(31)	—%
Contracted services and professional fees	16,055	13,645	2,410	18
Occupancy	7,243	6,986	257	4
Equipment	4,708	4,284	424	10
Regulatory assessment and fees	1,946	1,447	499	34
Advertising and marketing	1,823	1,966	(143)	(7)
Card rewards program	7,015	6,732	283	4
Other	12,847	12,703	144	1
Total noninterest expense	$96,466	$92,623	$3,843	4%

Total noninterest expense was $96.5 million for the three months ended March 31, 2020, an increase of $3.8 million or 4% as compared to the same period in 2019.

Salaries and employee benefits expense was $44.8 million for the three months ended March 31, 2020, a minimal change as compared to the same period in 2019.

Contracted services and professional fees were $16.1 million for the three months ended March 31, 2020, an increase of $2.4 million or 18% as compared to the same period in 2019. This increase was primarily due to a $1.1 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements, a $0.8 million increase in outside services, primarily attributable to marketing and new customer services, and a $0.6 million increase in audit, legal and consultant fees.

Occupancy expense was $7.2 million for the three months ended March 31, 2020, an increase of $0.3 million or 4% as compared to the same period in 2019.

Equipment expense was $4.7 million for the three months ended March 31, 2020, an increase of $0.4 million or 10% as compared to the same period in 2019.

Regulatory assessment and fees were $1.9 million for the three months ended March 31, 2020, an increase of $0.5 million or 34% as compared to the same period in 2019. This increase was primarily due to a $0.5 million increase in the FDIC insurance assessment rate.

Advertising and marketing expense was $1.8 million for the three months ended March 31, 2020, a decrease of $0.1 million or 7% as compared to the same period in 2019.

Card rewards program expense was $7.0 million for the three months ended March 31, 2020, an increase of $0.3 million or 4% as compared to the same period in 2019.

Other noninterest expense was $12.8 million for the three months ended March 31, 2020, increase of $0.1 million or 1% as compared to the same period in 2019.

Provision for Income Taxes

The provision for income taxes was $11.4 million (an effective tax rate of 22.65%) for the three months ended March 31, 2020, compared with the provision for income taxes of $23.9 million (an effective tax rate of 25.50%) for the same period in 2019. The decrease in the effective tax rate was primarily due to state tax settlement with BNP Paribas USA, Inc. related to periods during which the Company was included in the state combined returns of BNP Paribas USA, Inc.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 8 summarizes net income from our business segments for the three months ended March 31, 2020 and 2019. Additional information about operating segment performance is presented in “Note 18. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align deposit balances within the business segment that directly manages them. Specifically, certain deposit balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select deposit balances affected net interest income, net interest income after provision for credit losses, noninterest income, provision for income taxes and net income. The Company has reported its selected financial information using the new deposit balance alignments for the three months ended March 31, 2020. The Company has restated the selected financial information for the three months ended March 31, 2019 in order to conform with the current presentation.

Additionally, during the fourth quarter of 2019, the Company changed its assumptions embedded in allocating deposit costs to business segments. The Company has reported its selected financial information using the new deposit cost assumptions starting with the fourth quarter of 2019.

Business Segment Net Income		Table 8
	March 31,
(dollars in thousands)	2020	2019
Retail Banking	$27,027	$53,310
Commercial Banking	7,276	22,530
Treasury and Other	4,562	(5,916)
Total	$38,865	$69,924

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

Net income for the Retail Banking segment was $27.0 million for the three months ended March 31, 2020, a decrease of $26.3 million or 49% as compared to the same period in 2019. The decrease in net income for the Retail Banking segment was primarily due to a $17.5 million increase in the Provision, a $17.3 million decrease in net interest income and a $4.5 million increase in noninterest expense, partially offset by a $10.5 million decrease in the provision for income taxes and a $2.5 million increase in noninterest income. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the impact that we expect it to have on our customers. The decrease in net interest income was primarily due to lower spreads on our deposit and loan portfolios. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and an increase in contracted services and professional fees. The decrease in the provision for income taxes was primarily due to the decrease in net income. The increase in noninterest income was primarily due to higher gain on the sale of loans sold and an increase in trust and investment services income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $7.3 million for the three months ended March 31, 2020, a decrease of $15.3 million or 68% as compared to the same period in 2019. The decrease in net income for the Commercial Banking segment was primarily due to a $17.7 million increase in the Provision and a $2.0 million increase in noninterest expense, partially offset by a $5.3 million decrease in the provision for income taxes. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the expected impact that it will have on our customers. The increase in noninterest expense was primarily due an increase in salaries and benefits expense, contracted services and professional fees and higher overall expenses that were allocated to the Commercial Banking segment. The decrease in the provision for income taxes was primarily due to the decrease in net income.

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

Net income for the Treasury and Other segment was $4.6 million for the three months ended March 31, 2020, an increase in income of $10.5 million as compared to the same period in 2019. The increase in net income was primarily due to a $11.2 million increase in net interest income and a $2.7 million decrease in noninterest expense, partially offset by a $3.2 million increase in the provision for income taxes. The increase in net interest income was primarily due to lower expense charges on our deposit portfolio, partially offset by lower earnings credits as a result of lower yields in our loan portfolio and lower average balances in our investment securities portfolio. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Treasury and Other segment, partially offset by an increase in salaries and employee benefits expense and contracted services and professional fees. The increase in the provision for income taxes was primarily due to the increase in net income.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of March 31, 2020 and December 31, 2019, cash and cash equivalents were $1.1 billion and $0.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The estimated fair value of our available-for-sale investment securities were $4.1 billion as of both March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of March 31, 2020, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 3.5 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of March 31, 2020, we have borrowing capacity of $1.8 billion from the FHLB and $737.8 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $15.2 billion and $15.1 billion as of March 31, 2020 and December 31, 2019, which represented 90% and 92%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and capital to be returned to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short- and long-term borrowings and the issuance of long-term debt and equity securities. As of March 31, 2020, we increased our liquidity position through additional public time deposits in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs.

Investment Securities

Table 9 presents the estimated fair value of our available-for-sale investment securities portfolio as of March 31, 2020 and December 31, 2019:

Investment Securities		Table 9
	March 31,	December 31,
(dollars in thousands)	2020	2019
U.S. Treasury securities	$30,927	$29,888
Government-sponsored enterprises debt securities	26,721	101,439
Mortgage-backed securities:
Residential - Government agency	278,963	291,209
Residential - Government-sponsored enterprises	417,667	399,492
Commercial - Government-sponsored enterprises	186,784	101,719
Collateralized mortgage obligations:
Government agency	2,320,878	2,381,278
Government-sponsored enterprises	796,517	770,619
Total available-for-sale securities	$4,058,457	$4,075,644

Table 10 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of March 31, 2020:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2020
Available-for-sale securities
U.S. Treasury securities	$—	—%	$30.5	0.81%	$—	—%	$—	—%	$30.5	0.81%	$30.9
Government-sponsored enterprises debt securities(3)	26.7	1.86	—	—	—	—	—	—	26.7	1.86	26.7
Mortgage-backed securities(2):
Residential - Government agency	—	—	216.1	2.60	53.9	2.11	—	—	270.0	2.51	279.0
Residential - Government-sponsored enterprises	—	—	302.5	2.64	101.2	2.55	—	—	403.7	2.62	417.7
Commercial - Government-sponsored enterprises	—	—	29.1	2.99	155.5	2.18	—	—	184.6	2.31	186.8
Collateralized mortgage obligations(2):
Government agency	23.5	1.77	2,183.5	2.16	97.8	1.95	—	—	2,304.8	2.15	2,320.9
Government-sponsored enterprises	—	—	737.0	2.20	57.1	2.67	—	—	794.1	2.23	796.5
Total available-for-sale securities as of March 31, 2020	$50.2	1.82%	$3,498.7	2.23%	$465.5	2.26%	$—	—%	$4,014.4	2.23%	$4,058.5
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.
(3)	Maturities for government-sponsored enterprises debt securities purchased at a premium are categorized by their first call date.

The fair value of our available-for-sale investment securities portfolio was $4.1 billion as of March 31, 2020, a decrease of $17.2 million compared to December 31, 2019. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision.

As of March 31, 2020, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.1 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $883.4 million in mortgage-backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae, $30.9 million in U.S. Treasury securities and $26.7 million in debt securities issued by government-sponsored enterprises (Federal Farm Credit Banks Funding Corporation callable bonds).

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

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the three months ended March 31, 2020, we did not record any credit losses related to our investment securities portfolio.

Gross unrealized gains in our investment securities portfolio were $54.5 million and $19.0 million as of March 31, 2020 and December 31, 2019, respectively. Gross unrealized losses in our investment securities portfolio were $10.4 million and $24.0 million as of March 31, 2020 and December 31, 2019, respectively. The increase in unrealized gains in our investment securities portfolio was primarily due to lower market interest rates as of March 31, 2020, relative to December 31, 2019, resulting in a higher valuation. The increase in unrealized gain positions was primarily related to our mortgage-backed securities and collateralized mortgage obligations, the fair values of which are sensitive to changes in market interest rates.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2020 and December 31, 2019, we held $34.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of March 31, 2020 and December 31, 2019:

Loans and Leases		Table 11
	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$3,025,345	$2,743,242
Commercial real estate	3,413,014	3,463,953
Construction	572,062	519,241
Residential:
Residential mortgage	3,673,455	3,768,936
Home equity line	891,698	893,239
Total residential	4,565,153	4,662,175
Consumer	1,568,073	1,620,556
Lease financing	236,623	202,483
Total loans and leases	$13,380,270	$13,211,650

Total loans and leases were $13.4 billion as of March 31, 2020, an increase of $168.6 million or 1% from December 31, 2019 with increases in commercial and industrial loans, construction loans and lease financing. It is possible that the effects of COVID-19 could result in less demand for our loan products.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.0 billion as of March 31, 2020, an increase of $282.1 million or 10% from December 31, 2019. This increase was primarily due to higher draws on lines by existing customers.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.4 billion as of March 31, 2020, a decrease of $50.9 million or 2% from December 31, 2019. This decrease was primarily due to a payoff of a commercial real estate loan totaling $50 million during the three months ended March 31, 2020.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $572.1 million as of March 31, 2020, an increase of $52.8 million or 10% from December 31, 2019. The increase in construction loans stemmed from various disbursements of project loans during the three months ended March 31, 2020.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.6 billion as of March 31, 2020, a decrease of $97.0 million or 2% from December 31, 2019. Our portfolio of residential real estate loans declined due to the sale of $132.0 million in residential mortgages.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.6 billion as of March 31, 2020, a decrease of $52.5 million or 3% from December 31, 2019. The decrease in consumer loans was primarily due to lower credit card balances.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $236.6 million as of March 31, 2020, an increase of $34.1 million or 17% from December 31, 2019. The increase in lease financing was due to portfolio growth in our commercial single investor leases.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of March 31, 2020 by rate type:

Loans and Leases by Rate Type								Table 12
	March 31, 2020
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$287,580	$2,317,785	$—	$2,780	$2,608,145	$14,332	$402,868	$3,025,345
Commercial real estate	37,412	2,033,623	341	949,453	3,020,829	72,444	319,741	3,413,014
Construction	42,890	407,431	35	30,771	481,127	403	90,532	572,062
Residential:
Residential mortgage	26,275	159,870	100,113	53,832	340,090	378,240	2,955,125	3,673,455
Home equity line	336,837	—	27,537	—	364,374	527,265	59	891,698
Total residential	363,112	159,870	127,650	53,832	704,464	905,505	2,955,184	4,565,153
Consumer	324,925	18,410	1,631	105	345,071	7,073	1,215,929	1,568,073
Lease financing	—	—	—	—	—	—	236,623	236,623
Total loans and leases	$1,055,919	$4,937,119	$129,657	$1,036,941	$7,159,636	$999,757	$5,220,877	$13,380,270

% by rate type at March 31, 2020	8%	37%	1%	8%	54%	7%	39%	100%

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of March 31, 2020 and December 31, 2019:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	March 31, 2020
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,386,563	$1,435,382	$154,431	$48,969	$3,025,345
Commercial real estate	2,238,310	761,158	413,280	266	3,413,014
Construction	266,816	300,545	4,701	—	572,062
Residential:
Residential mortgage	3,549,911	2,674	120,870	—	3,673,455
Home equity line	858,849	76	32,773	—	891,698
Total residential	4,408,760	2,750	153,643	—	4,565,153
Consumer	1,162,814	21,490	381,940	1,829	1,568,073
Lease financing	84,599	142,382	9,642	—	236,623
Total Loans and Leases	$9,547,862	$2,663,707	$1,117,637	$51,064	$13,380,270
Percentage of Total Loans and Leases	71%	20%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,270,997	$1,285,340	$140,929	$45,976	$2,743,242
Commercial real estate	2,289,626	768,314	405,720	293	3,463,953
Construction	261,089	253,577	4,575	—	519,241
Residential:
Residential mortgage	3,642,251	2,708	123,977	—	3,768,936
Home equity line	861,079	78	32,082	—	893,239
Total residential	4,503,330	2,786	156,059	—	4,662,175
Consumer	1,202,762	22,521	393,045	2,228	1,620,556
Lease financing	85,842	110,630	6,011	—	202,483
Total Loans and Leases	$9,613,646	$2,443,168	$1,106,339	$48,497	$13,211,650
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes commercial leveraged and single investor lease financing activities both in Hawaii and on the U.S. mainland.  However, no new leveraged leases are being added to the portfolio. Our consumer lending activities are concentrated primarily in Hawaii and, to a smaller extent, in Guam and Saipan.

Table 15 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of March 31, 2020:

Maturities for Selected Loan Categories(1)				Table 15
	March 31, 2020
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$1,252,230	$1,523,464	$249,651	$3,025,345
Construction	259,156	245,634	67,272	572,062
Total Selected Loans	$1,511,386	$1,769,098	$316,923	$3,597,407

Total of loans with:
Adjustable interest rates	$1,390,529	$1,475,538	$223,205	$3,089,272
Hybrid interest rates	371	6,878	7,486	14,735
Fixed interest rates	120,486	286,682	86,232	493,400
Total Selected Loans	$1,511,386	$1,769,098	$316,923	$3,597,407
(1)	Based on contractual maturities.

Credit Quality

We perform an internal loan review and grading or scoring procedures on an ongoing basis. The review provides management with periodic information as to the quality of the loan portfolio and effectiveness of our lending policies and procedures. The objective of the loan review and grading or scoring procedures is to identify, in a timely manner, existing or emerging credit quality issues so that appropriate steps can be initiated to avoid or minimize future losses.

For purposes of managing credit risk and estimating the ACL, management has identified three portfolio segments (commercial, residential and consumer) that we use to develop our systematic methodology to determine the ACL. The categorization of loans for the evaluation of credit risk is specific to our credit risk evaluation process and these loan categories are not necessarily the same as the loan categories used for other evaluations of our loan portfolio. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information about our approach to estimating the ACL.

The following tables and discussion address non-performing assets, loans and leases that are 90 days past due but are still accruing interest, impaired loans and loans modified in a TDR.

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2020 and December 31, 2019:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	March 31,	December 31,
(dollars in thousands)	2020	2019
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$32	$32
Commercial real estate	—	30
Construction	2,422	—
Total Commercial Loans	2,454	62
Residential Loans:
Residential mortgage	4,472	5,406
Total Residential Loans	4,472	5,406
Total Non-Accrual Loans and Leases	6,926	5,468
Other Real Estate Owned ("OREO")	238	319
Total Non-Performing Assets	$7,164	$5,787

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$4,007	$1,429
Commercial real estate	757	1,013
Construction	148	2,367
Total Commercial Loans	4,912	4,809
Residential Loans:
Residential mortgage	82	74
Home equity line	2,566	2,995
Total Residential Loans	2,648	3,069
Consumer	3,353	4,272
Total Accruing Loans and Leases Past Due 90 Days or More	$10,913	$12,150

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$17,823	$14,493
Total Loans and Leases	$13,380,270	$13,211,650

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.05%	0.04%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.05%	0.04%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.14%	0.14%

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2020:

Non-Performing Assets	Table 17
Three Months Ended March 31,
(dollars in thousands)	2020
Balance at beginning of period	$5,787
Additions	2,426
Reductions
Payments	(652)
Return to accrual status	(315)
Sales of other real estate owned	(82)
Total Reductions	(1,049)
Balance at end of period	$7,164

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

Total NPAs were $7.2 million as of March 31, 2020, an increase of $1.4 million or 24% from December 31, 2019. The ratio of our NPAs to total loans and leases and other real estate owned was 0.05% as of March 31, 2020, an increase of one basis point from December 31, 2019. The increase in total NPAs was primarily due to a $2.4 million increase in construction non-accrual loans, partially offset by a $0.9 million decrease in residential mortgage non-accrual loans.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2020, residential mortgage non-accrual loans were $4.5 million, a decrease of $0.9 million or 17% from December 31, 2019. As of March 31, 2020, our residential mortgage non-accrual loans were comprised of 28 loans with a weighted average current LTV ratio of 54%.

As of March 31, 2020, construction non-accrual loans were $2.4 million, an increase of $2.4 million or 100% from December 31, 2019. This increase was primarily due to the addition of one construction non-accrual loan of $2.2 million.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of March 31, 2020, other real estate owned was $0.2 million which was comprised of one residential real estate property.  As of December 31, 2019, other real estate owned was $0.3 million which was comprised of two residential real estate properties.

We experienced a higher level of NPAs as of March 31, 2020 as compared to December 31, 2019. However, this likely does not reflect the expected higher level of NPAs we may experience due to the economic impact to Hawaii as a result of COVID-19. We do expect to see higher levels of NPAs in the second quarter of 2020.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $10.9 million as of March 31, 2020, a decrease of $1.2 million or 10% as compared to December 31, 2019. Construction and consumer loans that were past due 90 days or more and still accruing interest decreased by $2.2 million and $0.9 million, respectively, during the three months ended March 31, 2020. This was partially offset by an increase of $2.6 million in commercial and industrial loans that were past due 90 days or more and still accruing interest during the three months ended March 31, 2020.

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

Impaired loans were $25.4 million and $20.6 million as of March 31, 2020 and December 31, 2019, respectively. These impaired loans had a related ACL of $2.3 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively. The increase in impaired loans during the three months ended March 31, 2020 was primarily due to  increases in commercial and industrial loans and construction loans of $3.1 million and $2.2 million, respectively, partially offset by a decrease in residential mortgage loans of $0.5 million. The impaired loan balance is further decreased by charge-offs and paydowns. As of both March 31, 2020 and December 31, 2019, we recorded charge-offs of $0.6 million, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of March 31, 2020 and 2019 had been accrued under the original terms, approximately $0.1 million in additional interest income would have been recorded during both the three months ended March 31, 2020 and 2019. Actual interest income recorded on these loans was nil for the three months ended March 31, 2020 compared to $0.5 million for the same period in 2019.

COVID-19 Financial Hardship Relief Programs

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, we have begun to offer various relief programs to assist customers who are experiencing financial hardship due to COVID-19. For residential mortgage loans, various relief options are available on a case-by-case basis, including mortgage forbearance and deferrals for up to six months. For PayAnyDay personal loans, automobile loans, and Business First Term loans, loan assistance is being offered in the form of loan deferrals for up to three months, which extends the term of the loan by the number of months deferred. Interest will continue to accrue on the principal balance. For certain personal, small business, and home equity lines of credit, waivers of late fees are being offered. For consumer and business credit cards, deferral of payments with waiver of interest and fees for up to three months is being offered for existing customers. The short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment described above that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not required to be accounted for and disclosed as TDRs under GAAP. Please see “Note 4. Allowance for Credit Losses” in the notes to our unaudited consolidated financial statements for further discussion on short-term modifications.

In addition to the relief programs described above, we are also participating in the PPP offered by the U.S. Small Business Administration (“SBA”). The PPP is intended to help small businesses impacted by the COVID-19 pandemic by providing “fully forgivable” loans for up to $10 million to cover up to eight weeks of payroll expenses, including employee benefits, and can also be used to make mortgage interest, rent and utility payments. All PPP loans have a fixed interest rate of one percent per annum and a maturity date of two years, with the ability to prepay the loan in full without penalty. The first payment is deferred for six months, and interest will continue to accrue during the initial deferment period. The borrower may apply with the Bank for loan forgiveness of the amount due on the loan in an amount equal to payroll, employee benefits, mortgage interest, rent and utility costs incurred during the eight-week period, subject to limitations, in accordance with the PPP and CARES Act. Because the purpose of the PPP is to help small businesses keep their workers employed and paid, if the business spends less than 75% of loan proceeds on payroll costs, uses the loan proceeds for non-payroll costs that are not related to mortgage interest, rent or utility payments, or significantly reduces its employee count or compensation levels by the end of the eight-week period, a portion of the loan will not be forgiven, and the business will be required to repay that portion of the loan to the Bank over a period of 18 months.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR as of March 31, 2020 and December 31, 2019:

Loans Modified in a Troubled Debt Restructuring		Table 18
	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$8,011	$4,919
Commercial real estate	678	692
Total commercial	8,689	5,611
Residential mortgage	9,807	10,487
Total	$18,496	$16,098

Loans modified in a TDR were $18.5 million as of March 31, 2020, an increase of $2.4 million or 15% from December 31, 2019. This increase was primarily due to an increase in commercial and industrial loans of $3.1 million, partially offset by a decrease in residential mortgage loans of $0.7 million. As of March 31, 2020, $17.8 million or 96% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information and a description of the modification programs that we currently offer to our customers.

As noted above, we have begun to provide our borrowers with opportunities to defer payments, or portions thereof. In the absence of intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

We adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments on January 1, 2020. This guidance changes the accounting for credit losses from an “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within a loan portfolio to an “expected loss” model, which estimates a loss based on losses expected to be recorded over the life of loan portfolio.

Effective January 1, 2020, we recorded a pre-tax cumulative effect adjustment to increase the ACL by $0.8 million and to increase the reserve for unfunded commitments by $16.3 million. The Company’s ACL under CECL is significantly more dependent on the quantitative model and less on the qualitative assessment, compared to the previous incurred loss model. The increase in the ACL was primarily related to our indirect auto, commercial real estate and consumer loan products.  This was partially offset by the decrease in the ACL related to our commercial and industrial, home equity lines and residential real estate loan products. These directional changes were predominantly due to differences between the loss emergence periods previously used under the incurred loss methodology and the remaining life of the loan as required under CECL. The large increase to our reserve for unfunded commitments was primarily due to an increase in utilization rates estimated using our CECL methodology.

Table 19 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses		Table 19
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at Beginning of Period	$130,530	$141,718
Adjustment to Adopt ASC Topic 326	770	—
After Adoption of ASC Topic 326	131,300	141,718
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(201)	—
Lease financing	—	(24)
Total Commercial Loans	(201)	(24)
Residential Loans:
Home equity line	(8)	—
Total Residential Loans	(8)	—
Consumer	(8,597)	(8,598)
Total Loans and Leases Charged-Off	(8,806)	(8,622)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	220	37
Commercial real estate	—	31
Construction	110	—
Total Commercial Loans	330	68
Residential Loans:
Residential mortgage	135	218
Home equity line	122	32
Total Residential Loans	257	250
Consumer	2,083	2,452
Total Recoveries on Loans and Leases Previously Charged-Off	2,670	2,770
Net Loans and Leases Charged-Off	(6,136)	(5,852)
Provision for Credit Losses - Loans and Leases	40,849	5,680
Balance at End of Period	$166,013	$141,546
Average Loans and Leases Outstanding	$13,191,426	$13,073,708
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.19%	0.18%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.24%	1.07%
(1)	Annualized for the three months ended March 31, 2020 and 2019.

Tables 20 and 21 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2020 and December 31, 2019:

Allocation of the Allowance for Credit Losses by Loan and Lease Category	Table 20
	December 31,
	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$20,884	$28,975
Commercial real estate	42,838	22,325
Construction	8,824	4,844
Lease financing	851	424
Total commercial	73,397	56,568
Residential mortgage	30,021	29,303
Home equity line	6,556	9,876
Total residential	36,577	39,179
Consumer	56,039	34,644
Unallocated	—	139
Total Allowance for Credit Losses for Loans and Leases	$166,013	$130,530

Allocation of the Allowance for Credit Losses by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 21
	March 31,		December 31,
	2020		2019
	Allocated	Loan	Allocated	Loan
	ACL as	category as	ACL as	category as
	% of loan or	% of total	% of loan or	% of total
	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	0.69%	22.61%	1.06%	20.76%
Commercial real estate	1.26	25.51	0.64	26.22
Construction	1.54	4.28	0.93	3.93
Lease financing	0.36	1.77	0.21	1.53
Total commercial	1.01	54.17	0.82	52.44
Residential mortgage	0.82	27.45	0.78	28.53
Home equity line	0.74	6.66	1.11	6.76
Total residential	0.80	34.11	0.84	35.29
Consumer	3.57	11.72	2.14	12.27
Total	1.24%	100.00%	0.99%	100.00%

As of March 31, 2020, the ACL was $166.0 million or 1.24% of total loans and leases outstanding, compared with an ACL of $130.5 million or 0.99% of total loans and leases outstanding as of December 31, 2019. The level of the ACL was commensurate with the adverse impacts that COVID-19 is starting to have on the Hawaii and global economy.

Net charge-offs of loans and leases were $6.1 million or 0.19% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2020 compared to $5.9 million or 0.18% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2019. Net recoveries in our commercial lending portfolio were $0.1 million and nil for the three months ended March 31, 2020 and 2019, respectively. Net recoveries in our residential lending portfolio were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $6.5 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The increase in the ACL during the first quarter of 2020 was primarily due to the adverse economic impact that COVID-19 is having and is expected to continue to have on the global, national and local economies. Business closures and the ripple effect it has had and will continue to have on unemployment filings is expected to impact the ability of our borrowers to continue to remain current on their loans and leases. As noted earlier, a significant number of our customers (primarily individuals and small businesses) have taken advantage of payment deferral programs in assisting them while they may be temporarily unemployed or where their businesses have closed. We continue to monitor the length and severity of the shut-down of our tourism industry and stay-at-home orders. Once these measures are relaxed, we expect that local consumption of goods and services will begin to resume over an extended period of time. Additionally, the timing and significance of any return of air travel and the Hawaii tourism industry is highly uncertain and is dependent upon the number of cases declining around the globe.

As of March 31, 2020, the higher allocation of our ACL to our commercial and consumer portfolio segments and the lower allocation to our residential portfolio segment (which is secured by real estate), is primarily due to expected credit losses related to COVID-19 and the impact that it will have on the Hawaii economy, local businesses and our customers. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2020 and December 31, 2019. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the fair value of the reporting unit and comparing it to the carrying amount of the reporting unit. There was no impairment in our goodwill for the three months ended March 31, 2020. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $594.4 million as of March 31, 2020, an increase of $103.9 million or 21% from December 31, 2019. This increase was primarily due to a $95.2 million increase in interest rate swap agreements, a $32.2 million increase in prepaid assets, partially offset by a $10.5 million decrease in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 22 presents the composition of our deposits as of March 31, 2020 and December 31, 2019:

Deposits		Table 22
	March 31,	December 31,
(dollars in thousands)	2020	2019
Demand	$5,745,539	$5,880,072
Savings	5,213,471	4,998,933
Money Market	3,148,694	3,055,832
Time	2,912,298	2,510,157
Total Deposits(1)	$17,020,002	$16,444,994
(1)	Public deposits were $1.6 billion as of March 31, 2020, an increase of $555.2 million or 55% compared to December 31, 2019.

Total deposits were $17.0 billion as of March 31, 2020, an increase of $575.0 million or 3% from December 31, 2019. The increase in deposit balances stemmed from a $424.9 million increase in public time deposit balances, a $214.5 million increase in savings deposit balances and a $92.9 million increase in money market deposit balances, partially offset by a $134.5 million decrease in demand deposit balances. The increase in public time deposits stemmed from the Company increasing its liquidity position in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs.

Short-term and Long-term Borrowings

Short-term borrowings were $400.0 million as of both March 31, 2020 and December 31, 2019. These short-term FHLB fixed-rate advances have a weighted average interest rate of 2.84% and maturity dates in 2020.

Long-term borrowings were $200.0 million as of both March 31, 2020 and December 31, 2019. The Company's long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of March 31, 2020, the available remaining borrowing capacity with the FHLB was $1.8 billion. The FHLB fixed rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2020 and December 31, 2019.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $122.0 million as of March 31, 2020, a nominal increase from December 31, 2019. This increase was primarily due to net periodic benefit costs for the three months ended March 31, 2020 of $2.2 million, offset by payments of $2.2 million.

See “Note 16. Noninterest Income and Noninterest Expense” contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of March 31, 2020, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $163.5 million to Canada. As of December 31, 2019, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $174.7 million to Japan and $162.1 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both March 31, 2020 and December 31, 2019.

Capital

The bank regulators currently use a combination of risk-based ratios and a leverage ratio to evaluate capital adequacy. The Company and the Bank are subject to the federal bank regulators’ final rules implementing Basel III and various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Capital Rules”.)

The Capital Rules, among other things impose a capital measure called “Common Equity Tier 1” (“CET1”), to which most deductions/adjustments to regulatory capital must be made. In addition, the Capital Rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.

Under the Capital Rules, the minimum capital ratios are as follows:

●	4.5% CET1 capital to risk-weighted assets,
●	6.0% Tier 1 capital (that is, CET1 capital plus Additional Tier 1 capital) to risk-weighted assets,
●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets, and
●	4.0% Tier 1 capital to average quarterly assets.

The Capital Rules also require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

As of March 31, 2020, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2020 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2020	2019
Stockholders' Equity	$2,664,685	$2,640,258
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive income (loss), net	4,129	(31,749)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,665,064	$1,676,515
Add:
Allowable Reserve for Loan and Lease Losses and Unfunded Commitments	178,711	131,130
Total Capital	$1,843,775	$1,807,645
Risk-Weighted Assets	$14,292,355	$14,110,799

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.65%	11.88%
Tier 1 Capital Ratio	11.65%	11.88%
Total Capital Ratio	12.90%	12.81%
Tier 1 Leverage Ratio	8.63%	8.79%

Total stockholders’ equity was $2.7 billion as of March 31, 2020, an increase of $24.4 million or 1% from December 31, 2019. The increase in stockholders’ equity was primarily due to earnings for the period of $38.9 million and a net change in the fair value of our investment securities of $36.0 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $33.8 million, the cumulative effect adjustment of a change in accounting principle of $12.5 million and common stock repurchased of $5.0 million during the three months ended March 31, 2020.

In April 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on June 5, 2020 to shareholders of record at the close of business on May 26, 2020.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of March 31, 2020 and December 31, 2019, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.4 billion and $2.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2020, there was one repurchase of a residential mortgage loan of $0.3 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2020, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2020.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2020, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2019.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2020, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Management has identified three categories of loans that we use to develop our systematic methodology to determine the Allowance: commercial, residential and consumer.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $349,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of March 31, 2020 and December 31, 2019, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 24 presents, for the twelve months subsequent to March 31, 2020 and December 31, 2019, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet is generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2020 and December 31, 2019 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 24
	Static Forecast	Static Forecast
	March 31, 2020	December 31, 2019
Ramp Change in Interest Rates (basis points)
+100	4.5%	4.0%
+50	2.2	1.9
(50)	(2.1)	(2.3)
(100)	(4.1)	(4.4)

Immediate Change in Interest Rates (basis points)
+100	10.3%	8.9%
+50	5.0	4.4
(50)	(5.2)	(4.9)
(100)	(8.9)	(9.6)

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

Under the static balance sheet forecast as of March 31, 2020, our net interest income sensitivity profile is more sensitive in higher interest rate scenarios and generally less sensitive in lower interest rate scenarios as compared to similar forecasts as of December 31, 2019. The sensitivity impacts described above are primarily due to lower market interest rates as of March 31, 2020 as compared with December 31, 2019, which has the effect of higher prepayments on loans and investment securities and reinvestments which occur at lower rates. Because market interest rates have been approaching an interest rate floor, this dampens the impact of a lower interest rate scenario of 100 basis points for both ramp and shock scenarios.

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

Critical Accounting Policies

Our interim consolidated financial statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2019. Application of these principles requires us to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the consolidated financial statements. These factors include among other things, whether the policy requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our consolidated financial statements are those that are related to the determination of the ACL, fair value estimates, pension and postretirement benefit obligations and income taxes. An updated discussion of the ACL is presented below as a result of our adoption of the CECL standard on January 1, 2020.

Allowance for Credit Losses

Management's evaluation of the adequacy of the ACL is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, significant reliance on estimated loss rates on portfolios and consideration of our quantitative and qualitative evaluation of macro-economic factors and trends. While our methodology in establishing the ACL attributes portions of the ACL to the commercial, residential real estate and consumer portfolio segments, the entire ACL is available to absorb credit losses in the total loan and lease portfolio.

The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected from loans and leases. Loans and leases are charged-off against the ACL when management believes the uncollectibility of a loan or lease balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Changes in the ACL and, therefore, in the related Provision, can materially affect net income. In applying the judgment and review required to determine the ACL, management considers changes in economic conditions, customer behavior, and collateral value, among other factors. From time to time, economic factors or business decisions may affect the composition and mix of the loan and lease portfolio, causing management to increase or decrease the ACL.

The following are some of the significant judgments and inherent limitations which affect the estimate of the ACL:

●	The Accuracy of Internal Credit Risk Ratings, Monitoring of Loans Past Due and Delinquency Trends. The ACL related to our commercial portfolio segment is generally most sensitive to the accuracy of internal credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an independent internal team of credit specialists.
●	Data. We have applied considerable judgments about the sufficiency and applicability of our internal data to provide an accurate view of historical loss information. For each of our portfolio segments we have examined between 8 and 12 years of historical data. For many of our residential real estate and consumer loan classes, we have assumed that the historical loss period observed is sufficient to capture a full credit loss cycle and that the credit loss exposures observed over this historical loss period are representative of those for which we will be making estimates of future expected credit losses under CECL. In making this assumption, we have relied on the fact that the historical loss period incorporated the most recent observed recessionary period as well as the subsequent period of sustained recovery and growth.

●	Reasonable and Supportable Forecast Period. For contractual periods which extend beyond the one-year reasonable and supportable forecast period, management elected an immediate reversion to the mean approach. Management will continue to assess whether a one-year reasonable and supportable forecast period is appropriate. Changes to the economic environment and uncertainty with regards to the timing and extent of an economic recovery may result in management decreasing or increasing the current reasonable and supportable forecast period.
●	Qualitative Adjustments to the Reasonable and Supportable Forecast Period. The Bank’s economic forecast team meets to discuss possible qualitative adjustments that should be considered in estimating the ACL. These qualitative adjustments could be attributable to forecasted levels of employment, visitor arrivals and spending, interest rates and real estate prices. Various economic forecasts ranging from mild, medium to severe are evaluated to forecast losses over the reasonable and supportable forecast period. Such qualitative adjustments are highly subjective and are a result of significant management judgment and estimation.
●	Identification and Measurement of Individually Assessed Loans, including Loans Modified in a TDR. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified in a TDR. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows. The development of these expectations requires significant management judgment and estimation.

See “Note 1. Organization and Basis of Presentation” and “Note 4. Allowance for Credit Losses” in the notes to the interim consolidated financial statements for more information on the ACL.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. The following risk factors should be read in conjunction with the risk factors in the Annual Report on Form 10-K. Except as the below risk factor supplements those described in the Annual Report on Form 10-K and otherwise to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Coronavirus Disease (COVID-19) pandemic and measures intended to prevent its spread are adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant and difficult to predict.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility, uncertainty and deteriorations in business, economic, and market conditions. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•

The duration, extent, and severity of the pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

•

The response of governmental and nongovernmental authorities. Both domestic and international governments have taken extraordinary measures in an effort to contain the spread of COVID-19. These measures have primarily been directed toward curtailing household and business activity and include, among other things, travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. These actions have a particularly meaningful impact on the travel and tourism industry, which is significant in a number of our key markets. For example, in Hawaii, our primary market, the Governor of the State of Hawaii became the first in the nation to enact an emergency order requiring that all individuals, both residents and visitors, arriving or returning to the State of Hawaii to a mandatory 14-day self-quarantine, essentially bringing the Hawaii tourism industry to a halt. Subsequently, this stay-at-home order has been extended to May 31, 2020, prolonging the slowdown in business and economic activity amid uncertainty regarding the containment or otherwise of COVID-19.

•

The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. To date, these measures have contributed to a significant increase in unemployment, a reduction in consumer confidence and spending, and significant volatility in equity markets, as well as a general downturn in business activity. All of these impacts have had, and could continue to have, a significant impact on asset values in Hawaii or credit defaults among our borrowers. While the United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

•

The decline in interest rates. Governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition. For example, interest rates have also recently experienced a significant decline. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. Additionally, the Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then further to 0.10% on March 15, 2020. These reductions in interest rates, especially if prolonged, may adversely affect our net interest income, margins and profitability and therefore our financial prospects and results.

•

The disruption to our business. As a result of the various restrictions being implemented by governments to contain the spread of COVID-19, we have experienced, and expect to continue to experience, significant disruption to our business and processes. Such disruptions include a significant portion of our employees transitioning to working from home. These changes to the delivery of our services increase the risk of operational failures and the risk of cyberfraud given the increase in online and remote activity. Such risks, should they materialize, may impact our reputation, increase our costs and adversely impact our business, financial position, results of operations, and prospects.

We are unable to estimate the impact of COVID-19 on our business and operations at this time. Should it continue for an extended period or increase in severity, the pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

In April, 2020, we announced programs to support customers, employees, and communities during the COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act by making loans to small businesses that are subject to the terms and conditions of the PPP. We face increased risks related to non-compliance by borrowers with the terms of the PPP. Additionally, we face risk on PPP loans if there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan or the amount of such loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If the SBA determines there is a deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. If borrowers under PPP loans fail to qualify for loan forgiveness, we are at the heightened risk of holding such loans at unfavorable interest rates with no collateral and no guarantors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs	Plans or Programs[2]
January 1, 2020 through January 31, 2020	-	$-	-	$80,000,000
February 1, 2020 through February 29, 2020	-	-	-	80,000,000
March 1, 2020 through March 31, 2020	274,120	21.64	217,759	75,000,013
Total	274,120	$21.64	217,759
(1)	Includes 56,361 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended March 31, 2020.
(2)	In January 2020, the Company announced a stock repurchase program for up to $80 million of its outstanding common stock during 2020. As of March 31, 2020, $75.0 million remained of the $80 million total repurchase amount authorized under the stock repurchase program for 2020. The timing and amount of stock repurchases are influenced by various internal and external factors. In April 2020, the Company’s Board of Directors voted to suspend the stock repurchase program. The Company retains the ability to reinstate its stock repurchase program as the Board of Directors determines.

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

Date: May 8, 2020		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)