Form 10-Q
period 2020-06-30
FIRST HAWAIIAN, INC.
filed 2020-08-04
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,886,137 shares of Common Stock, par value $0.01 per share, were outstanding as of July 27, 2020.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest income
Loans and lease financing	$122,298	$146,883	$257,269	$291,289
Available-for-sale securities	17,529	24,784	38,739	49,270
Other	792	2,151	3,143	5,820
Total interest income	140,619	173,818	299,151	346,379
Interest expense
Deposits	8,583	23,693	24,183	46,890
Short-term and long-term borrowings	4,214	4,512	8,463	8,787
Total interest expense	12,797	28,205	32,646	55,677
Net interest income	127,822	145,613	266,505	290,702
Provision for credit losses	55,446	3,870	96,646	9,550
Net interest income after provision for credit losses	72,376	141,743	169,859	281,152
Noninterest income
Service charges on deposit accounts	5,927	8,123	14,877	16,183
Credit and debit card fees	10,870	16,629	25,819	33,284
Other service charges and fees	7,912	9,403	16,451	18,532
Trust and investment services income	8,664	8,931	18,255	17,549
Bank-owned life insurance	4,432	3,390	6,692	7,203
Investment securities (losses) gains, net	(211)	21	(126)	(2,592)
Other	8,062	2,276	12,916	5,686
Total noninterest income	45,656	48,773	94,884	95,845
Noninterest expense
Salaries and employee benefits	42,414	42,185	87,243	87,045
Contracted services and professional fees	15,478	14,303	31,533	27,948
Occupancy	7,302	7,286	14,545	14,272
Equipment	5,207	4,544	9,915	8,828
Regulatory assessment and fees	2,100	2,149	4,046	3,596
Advertising and marketing	1,402	1,980	3,225	3,946
Card rewards program	5,163	7,664	12,178	14,396
Other	12,384	13,179	25,231	25,882
Total noninterest expense	91,450	93,290	187,916	185,913
Income before provision for income taxes	26,582	97,226	76,827	191,084
Provision for income taxes	6,533	24,793	17,913	48,727
Net income	$20,049	$72,433	$58,914	$142,357
Basic earnings per share	$0.15	$0.54	$0.45	$1.06
Diluted earnings per share	$0.15	$0.54	$0.45	$1.06
Basic weighted-average outstanding shares	129,856,730	134,420,380	129,876,218	134,655,217
Diluted weighted-average outstanding shares	130,005,195	134,652,008	130,163,722	134,924,331

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$20,049	$72,433	$58,914	$142,357
Other comprehensive income, net of tax:
Net change in pensions and other benefits	—	(594)	(96)	(594)
Net change in investment securities	48,602	47,364	84,576	100,805
Other comprehensive income	48,602	46,770	84,480	100,211
Total comprehensive income	$68,651	$119,203	$143,394	$242,568

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2020	2019
Assets
Cash and due from banks	$347,592	$360,375
Interest-bearing deposits in other banks	1,507,630	333,642
Investment securities, at fair value (amortized cost: $5,025,433 as of June 30, 2020 and $4,080,663 as of December 31, 2019)	5,135,775	4,075,644
Loans held for sale	6,698	904
Loans and leases	13,764,030	13,211,650
Less: allowance for credit losses	192,120	130,530
Net loans and leases	13,571,910	13,081,120

Premises and equipment, net	322,919	316,885
Other real estate owned and repossessed personal property	446	319
Accrued interest receivable	58,420	45,239
Bank-owned life insurance	458,720	453,873
Goodwill	995,492	995,492
Mortgage servicing rights	11,595	12,668
Other assets	576,518	490,573
Total assets	$22,993,715	$20,166,734
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,481,543	$10,564,922
Noninterest-bearing	6,880,091	5,880,072
Total deposits	19,361,634	16,444,994
Short-term borrowings	200,000	400,000
Long-term borrowings	200,019	200,019
Retirement benefits payable	138,624	138,222
Other liabilities	391,541	343,241
Total liabilities	20,291,818	17,526,476

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,140,542 / 129,866,898 as of June 30, 2020; issued/outstanding: 139,917,150 / 129,928,479 as of December 31, 2019)	1,401	1,399
Additional paid-in capital	2,509,271	2,503,677
Retained earnings	415,296	437,072
Accumulated other comprehensive income (loss), net	52,731	(31,749)
Treasury stock (10,273,644 shares as of June 30, 2020 and 9,988,671 shares as of December 31, 2019)	(276,802)	(270,141)
Total stockholders' equity	2,701,897	2,640,258
Total liabilities and stockholders' equity	$22,993,715	$20,166,734

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance as of March 31, 2020	129,827,968	$1,401	$2,506,477	$429,323	$4,129	$(276,645)	$2,664,685
Net income	—	—	—	20,049	—	—	20,049
Cash dividends declared ($0.26 per share)	—	—	—	(33,765)	—	—	(33,765)
Equity-based awards	38,930	—	2,794	(311)	—	(157)	2,326
Other comprehensive income, net of tax	—	—	—	—	48,602	—	48,602
Balance as of June 30, 2020	129,866,898	$1,401	$2,509,271	$415,296	$52,731	$(276,802)	$2,701,897

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2019	129,928,479	$1,399	$2,503,677	$437,072	$(31,749)	$(270,141)	$2,640,258
Cumulative-effect adjustment of a change in accounting principle, net of tax: ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	—	—	—	(12,517)	—	—	(12,517)
Net income	—	—	—	58,914	—	—	58,914
Cash dividends declared ($0.52 per share)	—	—	—	(67,547)	—	—	(67,547)
Equity-based awards	156,178	2	5,594	(626)	—	(1,661)	3,309
Common stock repurchased	(217,759)	—	—	—	—	(5,000)	(5,000)
Other comprehensive income, net of tax	—	—	—	—	84,480	—	84,480
Balance as of June 30, 2020	129,866,898	$1,401	$2,509,271	$415,296	$52,731	$(276,802)	$2,701,897

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$58,914	$142,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	96,646	9,550
Depreciation, amortization and accretion, net	34,058	32,959
Deferred (benefits) income taxes	(13,786)	15,724
Stock-based compensation	5,596	3,551
Other gains	(33)	(8)
Originations of loans held for sale	(123,331)	(4,091)
Proceeds from sales of loans held for sale	120,970	4,343
Net gains on sales of loans originated for investment and held for sale	(4,581)	(35)
Net losses on investment securities	126	2,592
Change in assets and liabilities:
Net decrease in other assets	18,272	1,145
Net decrease in other liabilities	(84,298)	(63,844)
Net cash provided by operating activities	108,553	144,243
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	597,670	322,954
Proceeds from calls and sales	644,703	905,605
Purchases	(2,195,832)	(999,491)
Other investments:
Proceeds from sales	18,346	4,854
Purchases	(27,562)	(12,693)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(698,069)	21,111
Proceeds from sales of loans originated for investment	132,011	—
Purchases of loans	(40,611)	(222,816)
Proceeds from bank-owned life insurance	1,845	2,557
Purchases of premises, equipment and software	(20,646)	(16,269)
Proceeds from sales of other real estate owned	316	759
Other	(1,951)	(1,429)
Net cash (used in) provided by investing activities	(1,589,780)	5,142
Cash flows from financing activities
Net increase (decrease) in deposits	2,916,640	(357,990)
Repayment of short-term borrowings	(200,000)	—
Dividends paid	(67,547)	(69,984)
Stock tendered for payment of withholding taxes	(1,661)	(1,533)
Common stock repurchased	(5,000)	(40,000)
Net cash provided by (used in) financing activities	2,642,432	(469,507)
Net increase (decrease) in cash and cash equivalents	1,161,205	(320,122)
Cash and cash equivalents at beginning of period	694,017	1,003,637
Cash and cash equivalents at end of period	$1,855,222	$683,515

Supplemental disclosures
Interest paid	$37,370	$51,421
Income taxes paid, net of income tax refunds	4,242	41,593
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,965	680
Transfers from loans and leases to loans held for sale	130,863	—
Obligation to fund low-income housing partnerships	11,369	32,897

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”), its only direct, wholly owned subsidiary. FHB offers a comprehensive suite of banking services, including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services, to consumer and commercial customers.

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

Investment Securities

As of June 30, 2020 and December 31, 2019, investment securities were comprised of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their earliest call date. All investment securities transactions are recorded on a trade-date basis. All of the Company’s investment securities were categorized as available-for-sale as of June 30, 2020 and December 31, 2019. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As noted above, as of June 30, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero. The Company’s available-for-sale investment securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Thus, the Company has not recorded an allowance for credit losses for its available-for-sale debt securities as of June 30, 2020.

Accrued interest receivable related to available-for-sale investment securities was $9.7 million as of June 30, 2020 and is recorded separately from the amortized cost basis of investment securities on the Company’s interim consolidated balance sheet.

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

Accrued interest receivable related to loans and leases was $48.7 million as of June 30, 2020 and is recorded separately from the amortized cost basis of loans and leases on the Company’s interim consolidated balance sheet.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance also provides an optional expedient for loans that would permit the Company to account for the modification as if it was only minor and not an extinguishment in accordance with GAAP. For leases, the guidance provides an optional expedient for modifications to not trigger reassessment of lease classification and the discount rate or require the entity to remeasure lease payments or perform the other reassessments or remeasurements that would otherwise be triggered by a modification under GAAP when the modification is not accounted for as a separate contract. The optional amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. As of June 30, 2020, the Company did not elect any of the optional expedients provided for by this guidance. The Company is in the process of evaluating the optional expedients and the impact that this new guidance may have on the Company’s consolidated financial statements.

2. Investment Securities

As of June 30, 2020 and December 31, 2019, investment securities consisted predominantly of the following investment categories:

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

As of June 30, 2020 and December 31, 2019, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$94,414	$504	$—	$94,918	$29,832	$56	$—	$29,888
Government-sponsored enterprises debt securities	—	—	—	—	101,697	19	(277)	101,439
Mortgage-backed securities:
Residential - Government agency	224,764	7,853	—	232,617	290,131	2,224	(1,146)	291,209
Residential - Government-sponsored enterprises	375,118	15,794	—	390,912	395,039	6,126	(1,673)	399,492
Commercial - Government agency	612,811	17,324	(456)	629,679	—	—	—	—
Commercial - Government-sponsored enterprises	312,293	10,703	—	322,996	101,798	555	(634)	101,719
Collateralized mortgage obligations:
Government agency	1,887,701	39,538	(655)	1,926,584	2,390,143	7,483	(16,348)	2,381,278
Government-sponsored enterprises	1,518,332	20,194	(457)	1,538,069	772,023	2,505	(3,909)	770,619
Total available-for-sale securities	$5,025,433	$111,910	$(1,568)	$5,135,775	$4,080,663	$18,968	$(23,987)	$4,075,644

Proceeds from calls and sales of investment securities were $26.7 million and $539.5 million, respectively, for the three months ended June 30, 2020, and $101.7 million and $543.0 million, respectively, for the six months ended June 30, 2020. Proceeds from calls and sales of investment securities were nil and $42.6 million, respectively, for the three months ended June 30, 2019 and nil and $905.6 million, respectively, for the six months ended June 30, 2019. The Company recorded gross realized gains of $0.5 million and gross realized losses of $0.8 million for the three months ended June 30, 2020 and gross realized gains of $0.6 million and gross realized losses of $0.8 million for the six months ended June 30, 2020. The Company recorded gross realized gains of $0.1 million and gross realized losses of $0.1 million for the three months ended June 30, 2019 and gross realized gains of $0.1 million and gross realized losses of $2.7 million for the six months ended June 30, 2019. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was $0.1 million and nil, respectively, during the three and six months ended June 30, 2020. The income tax expense related to the net realized gains on the sale of investment securities was nil for the three months ended June 30, 2019. The income tax benefit related to the Company's net realized loss on the sale of investment securities was $0.7 million for the six months ended June 30, 2019. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $17.5 million and $24.8 million, respectively, for the three months ended June 30, 2020 and 2019, and $38.7 million and $49.3 million, respectively, for the six months ended June 30, 2020 and 2019. Interest income from non-taxable investment securities was nil during both the three and six months ended June 30, 2020 and 2019.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government agencies as of June 30, 2020, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2020
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	30,442	30,941
Due after five years through ten years	—	—
Due after ten years	63,972	63,977
	94,414	94,918

Mortgage-backed securities:
Residential - Government agency	224,764	232,617
Residential - Government-sponsored enterprises	375,118	390,912
Commercial - Government agency	612,811	629,679
Commercial - Government-sponsored enterprises	312,293	322,996
Total mortgage-backed securities	1,524,986	1,576,204
Collateralized mortgage obligations:
Government agency	1,887,701	1,926,584
Government-sponsored enterprises	1,518,332	1,538,069
Total collateralized mortgage obligations	3,406,033	3,464,653
Total available-for-sale securities	$5,025,433	$5,135,775

At June 30, 2020, pledged securities totaled $3.2 billion, of which $3.0 billion was pledged to secure public deposits and $237.2 million was pledged to secure other financial transactions. At December 31, 2019, pledged securities totaled $1.8 billion, of which $1.5 billion was pledged to secure public deposits and $242.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of June 30, 2020 or December 31, 2019.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 16 and 118 individual securities in each category have been in a continuous loss position as of June 30, 2020 and December 31, 2019, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. At June 30, 2020, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis.

	Time in Continuous Loss as of June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Commercial - Government agency	$(456)	$90,834	$—	$—	$(456)	$90,834
Collateralized mortgage obligations:
Government agency	(603)	200,395	(52)	9,212	(655)	209,607
Government-sponsored enterprises	(430)	124,283	(27)	8,813	(457)	133,096
Total available-for-sale securities with unrealized losses	$(1,489)	$415,512	$(79)	$18,025	$(1,568)	$433,537

	Time in Continuous Loss as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$(277)	$49,716	$—	$—	$(277)	$49,716
Mortgage-backed securities:
Residential - Government agency	—	—	(1,146)	109,614	(1,146)	109,614
Residential - Government-sponsored enterprises	(115)	76,481	(1,558)	109,025	(1,673)	185,506
Commercial - Government-sponsored enterprises	(634)	38,062	—	—	(634)	38,062
Collateralized mortgage obligations:
Government agency	(8,049)	969,762	(8,299)	565,764	(16,348)	1,535,526
Government-sponsored enterprises	(583)	180,785	(3,326)	209,752	(3,909)	390,537
Total available-for-sale securities with unrealized losses	$(9,658)	$1,314,806	$(14,329)	$994,155	$(23,987)	$2,308,961

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

The Company held approximately 120,000 Visa Class B restricted shares as of both June 30, 2020 and December 31, 2019. These shares continued to be carried at $0 cost basis as of both June 30, 2020 and December 31, 2019.

3. Loans and Leases

As of June 30, 2020 and December 31, 2019, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$3,423,708	$2,743,242
Commercial real estate	3,423,499	3,463,953
Construction	617,935	519,241
Residential:
Residential mortgage	3,691,950	3,768,936
Home equity line	876,491	893,239
Total residential	4,568,441	4,662,175
Consumer	1,492,160	1,620,556
Lease financing	238,287	202,483
Total loans and leases	$13,764,030	$13,211,650

Outstanding loan balances are reported net of deferred loan costs and fees of $15.5 million and $41.0 million at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial and commercial real estate loans totaling $1.8 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2019, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial and commercial real estate loans totaling $953.2 million were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.1 million and $4.1 million as of June 30, 2020 and December 31, 2019, respectively.

In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Company applies the same collateral policy for loans whether they are funded immediately or on a delayed basis. The loan and lease portfolio is principally located in Hawaii and, to a lesser extent, on the U.S. Mainland, Guam and Saipan. The risk inherent in the portfolio depends upon both the economic strength and stability of the state or territories, which affects property values, and the financial strength and creditworthiness of the borrowers.

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

In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law. The CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Financial institutions accounting for eligible loans under the CARES Act are not required to report such loans as TDRs in accordance with GAAP. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 to encourage financial institutions to work prudently with borrowers and to describe the agencies’ interpretation of how current accounting rules under GAAP apply to certain COVID-19 related modifications. The agencies confirmed with the FASB that short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not TDRs under GAAP. The agencies also confirmed that these short-term modifications should not be reported as being on nonaccrual status and should not be considered past due during the period of the deferral. The Company has adopted the provisions of both the CARES Act and Interagency Statements. The Company is first applying the CARES Act guidance in determining if certain loan modifications are not required to be reported as TDRs. If the loan modification does not qualify under the CARES Act, then the Interagency Statement guidance is applied. The interim consolidated financial information below reflects the application of this guidance.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,884	$42,838	$8,824	$851	$30,021	$6,556	$56,039	$166,013
Charge-offs	(13,974)	(2,723)	(379)	—	(14)	—	(8,907)	(25,997)
Recoveries	100	—	30	—	17	8	2,456	2,611
Increase (decrease) in Provision	14,289	13,007	(3,199)	2,986	3,850	1,071	17,489	49,493
Balance at end of period	$21,299	$53,122	$5,276	$3,837	$33,874	$7,635	$67,077	$192,120

	Six Months Ended June 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of period	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(14,175)	(2,723)	(379)	—	(14)	(8)	(17,504)	—	(34,803)
Recoveries	320	—	140	—	152	130	4,539	—	5,281
Increase in Provision	22,284	22,961	2,474	3,206	7,226	2,368	29,823	—	90,342
Balance at end of period	$21,299	$53,122	$5,276	$3,837	$33,874	$7,635	$67,077	$—	$192,120

The following presents the activity in the ACL by class of loans and leases for the three and six months ended June 30, 2019, presented in accordance with Topic 310, Receivables:

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

The disaggregation of the ACL and recorded investment in loans by impairment methodology as of December 31, 2019, presented in accordance with Topic 310, Receivables, was as follows:

	December 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Individually evaluated for impairment	$46	$27	$—	$—	$130	$—	$—	$203
Collectively evaluated for impairment	28,929	22,298	4,844	424	39,049	34,644	139	130,327
Balance at end of period	$28,975	$22,325	$4,844	$424	$39,179	$34,644	$139	$130,530
Loans and leases:
Individually evaluated for impairment	$4,951	$723	$—	$—	$14,964	$—	$—	$20,638
Collectively evaluated for impairment	2,738,291	3,463,230	519,241	202,483	4,647,211	1,620,556	—	13,191,012
Balance at end of period	$2,743,242	$3,463,953	$519,241	$202,483	$4,662,175	$1,620,556	$—	$13,211,650

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$4,791	$696	$4,813	$—	$1	$6,927	$23	$17,251
Increase in Provision	3,390	472	1,095	—	2	963	31	5,953
Balance at end of period	$8,181	$1,168	$5,908	$—	$3	$7,890	$54	$23,204

	Six Months Ended June 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Increase (decrease) in Provision	2,791	390	1,789	—	(4)	1,303	35	6,304
Balance at end of period	$8,181	$1,168	$5,908	$—	$3	$7,890	$54	$23,204

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of June 30, 2020 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$989,501	$349,261	$271,941	$76,742	$62,113	$68,468	$1,182,299	$39,617	$3,039,942
Special Mention	28,136	9,235	8,460	841	335	27,174	113,642	509	188,332
Substandard	16,621	1,724	1,836	2,000	4,321	9,788	52,225	938	89,453
Other (1)	9,091	16,661	12,574	7,884	3,199	811	55,761	—	105,981
Total Commercial and Industrial	1,043,349	376,881	294,811	87,467	69,968	106,241	1,403,927	41,064	3,423,708

Commercial Real Estate
Risk rating:
Pass	171,445	618,501	523,149	440,549	296,474	927,232	33,878	—	3,011,228
Special Mention	—	113,286	53,391	62,165	47,790	66,008	2,999	—	345,639
Substandard	—	16,304	14,617	1,655	6,630	17,947	8,970	—	66,123
Other (1)	—	—	—	—	—	509	—	—	509
Total Commercial Real Estate	171,445	748,091	591,157	504,369	350,894	1,011,696	45,847	—	3,423,499

Construction
Risk rating:
Pass	16,615	135,963	192,016	96,137	24,106	41,457	29,297	—	535,591
Special Mention	—	—	2,152	4,782	—	10,850	196	—	17,980
Substandard	—	—	541	1,840	528	1,000	—	—	3,909
Other (1)	8,415	31,038	8,546	5,562	1,795	4,514	585	—	60,455
Total Construction	25,030	167,001	203,255	108,321	26,429	57,821	30,078	—	617,935

Lease Financing
Risk rating:
Pass	45,489	67,806	11,965	18,915	3,764	59,364	—	—	207,303
Special Mention	9,142	1,931	4,626	1,545	1,440	5,854	—	—	24,538
Substandard	2,697	1,651	368	1,207	—	523	—	—	6,446
Total Lease Financing	57,328	71,388	16,959	21,667	5,204	65,741	—	—	238,287

Total Commercial Lending	$1,297,152	$1,363,361	$1,106,182	$721,824	$452,495	$1,241,499	$1,479,852	$41,064	$7,703,429

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$300,079	$411,883	$353,197	$411,670	$362,197	$988,771	$—	$—	$2,827,797
680 - 739	50,937	72,139	64,920	65,992	43,666	161,897	—	—	459,551
620 - 679	6,098	12,708	12,060	12,648	10,789	55,000	—	—	109,303
550 - 619	2,006	1,824	3,533	3,389	3,032	13,329	—	—	27,113
Less than 550	—	—	1,204	1,907	528	6,324	—	—	9,963
No Score (3)	15,676	21,603	24,182	23,736	16,298	51,943	—	—	153,438
Other (2)	8,244	20,308	22,241	23,435	12,412	17,063	579	503	104,785
Total Residential Mortgage	383,040	540,465	481,337	542,777	448,922	1,294,327	579	503	3,691,950

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	626,897	858	627,755
680 - 739	—	—	—	—	—	—	169,547	1,283	170,830
620 - 679	—	—	—	—	—	—	48,655	1,013	49,668
550 - 619	—	—	—	—	—	—	14,276	562	14,838
Less than 550	—	—	—	—	—	—	6,661	212	6,873
No Score (3)	—	—	—	—	—	—	6,527	—	6,527
Total Home Equity Line	—	—	—	—	—	—	872,563	3,928	876,491
Total Residential Lending	383,040	540,465	481,337	542,777	448,922	1,294,327	873,142	4,431	4,568,441

Consumer Lending
FICO:
740 and greater	65,206	141,704	120,178	71,525	35,932	12,451	109,702	—	556,698
680 - 739	47,584	109,728	87,056	48,728	24,478	10,094	83,021	—	410,689
620 - 679	24,185	65,310	43,282	31,318	16,144	7,013	42,511	—	229,763
550 - 619	5,881	26,220	22,891	20,874	10,869	5,467	18,429	—	110,631
Less than 550	1,562	12,306	13,110	10,628	5,397	2,567	7,777	—	53,347
No Score (3)	3,799	124	125	126	27	1	34,281	—	38,483
Other (2)	594	9,160	96	2,225	72	6,804	73,598	—	92,549
Total Consumer Lending	148,811	364,552	286,738	185,424	92,919	44,397	369,319	—	1,492,160

Total Loans and Leases	$1,829,003	$2,268,378	$1,874,257	$1,450,025	$994,336	$2,580,223	$2,722,313	$45,495	$13,764,030
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of June 30, 2020.

The amortized cost basis of revolving loans that were converted to term loans during the three and six months ended June 30, 2020 was as follows:

Three Months Ended
(dollars in thousands)	June 30, 2020
Commercial and industrial	$294
Home equity line	3,928
Total Revolving Loans Converted to Term Loans During the Period	$4,222

Six Months Ended
(dollars in thousands)	June 30, 2020
Commercial and industrial	$28,522
Residential mortgage	296
Home equity line	3,928
Total Revolving Loans Converted to Term Loans During the Period	$32,746

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

The credit risk profiles based on payment activity for loans and leases that were not subject to loan grading as of December 31, 2019 presented in accordance with Topic 310, Receivables, were as follows:

	December 31, 2019
(dollars in thousands)	Residential Mortgage	Home Equity Line	Consumer	Consumer - Auto	Credit Cards	Total
Performing	$3,759,799	$886,879	$219,046	$1,016,142	$347,264	$6,229,130
Non-performing and delinquent	9,137	6,360	7,258	24,326	6,520	53,601
Total	$3,768,936	$893,239	$226,304	$1,040,468	$353,784	$6,282,731

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of June 30, 2020, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	June 30, 2020
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,535	$2,501	$2,374	$7,410	$3,416,298	$3,423,708	$2,309
Commercial real estate	2,761	94	1,655	4,510	3,418,989	3,423,499	900
Construction	2,737	—	2,292	5,029	612,906	617,935	248
Lease financing	—	—	—	—	238,287	238,287	—
Residential mortgage	2,630	4,778	4,152	11,560	3,680,390	3,691,950	—
Home equity line	2,041	1,591	4,496	8,128	868,363	876,491	4,496
Consumer	11,053	3,103	2,167	16,323	1,475,837	1,492,160	2,167
Total	$23,757	$12,067	$17,136	$52,960	$13,711,070	$13,764,030	$10,120

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

The amortized cost basis of loans and leases on nonaccrual status as of June 30, 2020 and January 1, 2020 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of June 30, 2020 were as follows:

	June 30, 2020		January 1, 2020
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual	Nonaccrual
	Allowance	Loans	Loans
(dollars in thousands)	for Credit Losses	and Leases	and Leases
Commercial and industrial	$11,494	$11,559	$32
Commercial real estate	13,088	13,168	30
Construction	1,840	2,043	—
Residential mortgage	1,475	6,059	5,406
Total Nonaccrual Loans and Leases	$27,897	$32,829	$5,468

For both the three and six months ended June 30, 2020, the Company recognized interest income of $0.1 million on nonaccrual loans and leases. Furthermore, for the three and six months ended June 30, 2020, the amount of accrued interest receivables written off by reversing interest income was $0.5 million and $0.9 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of June 30, 2020, the amortized cost basis of collateral-dependent loans was $55.9 million. These loans were primarily collateralized by commercial and residential real estate property and borrower assets. As of June 30, 2020, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the three and six months ended June 30, 2019, presented in accordance with Topic 310, Receivables:

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

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	1	$500	$30
Total	—	$—	$—	1	$500	$30
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	Allowance
Commercial and industrial	—	$—	$—	4	$906	$41
Residential mortgage	—	—	—	1	351	14
Total	—	$—	$—	5	$1,257	$55
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments, or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.3 billion and $6.1 billion as of June 30, 2020 and December 31, 2019, respectively. Of the $6.3 billion at June 30, 2020, there were no commitments related to borrowers who had loan terms modified in a TDR. Of the $6.1 billion at December 31, 2019, there were commitments of $4.5 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020		June 30, 2019		June 30, 2019
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	1	$500	1	$500	4	$906	4	$906
Residential mortgage(3)	—	—	—	—	1	351	1	351
Total	1	$500	1	$500	5	$1,257	5	$1,257
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	For the three and six months ended June 30, 2020, the maturity date for the commercial and industrial loan that subsequently defaulted was extended. For the three and six months ended June 30, 2019, the commercial and industrial loans that subsequently defaulted were temporarily modified to interest-only payments.
(3)	For the three and six months ended June 30, 2019, the maturity date for the residential mortgage loan that subsequently defaulted was extended.

Foreclosure Proceedings

As of June 30, 2020, there were no residential mortgage loans collateralized by real estate property that was modified in a TDR that was in process of foreclosure. As of December 31, 2019, there was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of June 30, 2020, residential real estate property held from one foreclosed residential real estate loan was held and included in other real estate owned and repossessed personal property with a carrying value of $0.4 million on the unaudited interim consolidated balance sheets. As of December 31, 2019, residential real estate properties from two foreclosed residential real estate loans were held and included in other real estate owned and repossessed personal property with a carrying value of $0.3 million on the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.4 billion and $2.3 billion as of June 30, 2020 and December 31, 2019, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.4 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $1.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $3.3 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,687
One to two years	2,088
Two to three years	1,625
Three to four years	1,292
Four to five years	1,046

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Gross carrying amount	$65,686	$63,480
Less: accumulated amortization	54,091	50,812
Net carrying value	$11,595	$12,668

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$11,979	$15,399	$12,668	$16,155
Originations	915	16	2,206	24
Amortization	(1,299)	(842)	(3,279)	(1,606)
Balance at end of period	$11,595	$14,573	$11,595	$14,573
Fair value of amortized MSRs at beginning of period	$17,615	$26,383	$20,329	$27,662
Fair value of amortized MSRs at end of period	$15,159	$23,398	$15,159	$23,398

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and six months ended June 30, 2020 and 2019.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020				December 31, 2019
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	14.35%	-	24.33%	16.64%	10.74%	-	23.39%	11.10%
Life in years (of the MSR)	1.92	-	5.72	4.45	2.04	-	6.33	5.99
Weighted-average coupon rate	3.87%	-	7.11%	3.96%	3.96%	-	7.26%	4.01%
Discount rate	10.00%	-	10.00%	10.00%	10.00%	-	10.01%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Public deposits	$3,001,044	$1,543,492
Federal Home Loan Bank	2,919,854	2,928,581
Federal Reserve Bank	1,759,853	953,169
ACH transactions	145,263	155,360
Interest rate swaps	57,036	43,296
Total	$7,883,050	$5,623,898

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of June 30, 2020 and December 31, 2019. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of June 30, 2020 and December 31, 2019, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
U.S.:
Interest-bearing	$11,705,106	$9,782,957
Noninterest-bearing	6,081,910	5,188,696
Foreign:
Interest-bearing	776,437	781,965
Noninterest-bearing	798,181	691,376
Total deposits	$19,361,634	$16,444,994

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2020:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$186,536	$1,126,120	$1,312,656
Over three through six months	184,540	249,181	433,721
Over six through twelve months	409,875	708,352	1,118,227
One to two years	118,555	227,567	346,122
Two to three years	103,852	54,517	158,369
Three to four years	82,868	10,691	93,559
Four to five years	32,572	7,597	40,169
Thereafter	442	3,400	3,842
Total	$1,119,240	$2,387,425	$3,506,665

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.4 billion and $1.4 billion as of June 30, 2020 and December 31, 2019, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.1 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively.

8. Short-Term Borrowings

At June 30, 2020 and December 31, 2019, short-term borrowings were comprised of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
Short-term FHLB fixed-rate advances(1)	$200,000	$400,000
Total short-term borrowings	$200,000	$400,000
(1)	Interest is payable monthly.

As of June 30, 2020 and December 31, 2019, the Company’s short-term borrowings included $200.0 million and $400.0 million, respectively, in short-term FHLB fixed-rate advances with a weighted average interest rate of 2.88% and 2.84%, respectively. The short-term FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. The remaining short-term FHLB fixed-rate advance (as of June 30, 2020) matured in July 2020. As of June 30, 2020 and December 31, 2019, the available remaining borrowing capacity with the FHLB was $1.9 billion and $1.7 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company had an undrawn line of credit of $982.0 million and $596.8 million from the FRB, respectively. The borrowing capacity with the FRB was secured by consumer, commercial and industrial and commercial real estate loans as of June 30, 2020 and December 31, 2019. See “Note 6. Transfers of Financial Assets” for more information.

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Finance lease	$19	$19
FHLB fixed-rate advances(1)	200,000	200,000
Total long-term borrowings	$200,019	$200,019
(1)	Interest is payable monthly.

As of June 30, 2020 and December 31, 2019, the Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date.

As of June 30, 2020 and December 31, 2019, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

As of June 30, 2020, future contractual principal payments and maturities of long-term borrowings were as follows:

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

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at March 31, 2020	$5,629	$(1,500)	$4,129
Three months ended June 30, 2020
Investment securities:
Unrealized net gains arising during the period	66,071	(17,624)	48,447
Reclassification of net losses to net income:
Investment securities losses, net	211	(56)	155
Net change in investment securities	66,282	(17,680)	48,602
Other comprehensive income	66,282	(17,680)	48,602
Accumulated other comprehensive income at June 30, 2020	$71,911	$(19,180)	$52,731

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Six months ended June 30, 2020
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	—	(96)	(96)
Investment securities:
Unrealized net gains arising during the period	115,235	(30,751)	84,484
Reclassification of net losses to net income:
Investment securities losses, net	126	(34)	92
Net change in investment securities	115,361	(30,785)	84,576
Other comprehensive income	115,361	(30,881)	84,480
Accumulated other comprehensive income at June 30, 2020	$71,911	$(19,180)	$52,731

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2019	$(107,779)	$29,025	$(78,754)
Three months ended June 30, 2019
Pension and other benefits:
Net actuarial losses arising during the period	(813)	219	(594)
Net change in pension and other benefits	(813)	219	(594)
Investment securities:
Unrealized net gains arising during the period	64,841	(17,462)	47,379
Reclassification of net gains to net income:
Investment securities gains, net	(21)	6	(15)
Net change in investment securities	64,820	(17,456)	47,364
Other comprehensive income	64,007	(17,237)	46,770
Accumulated other comprehensive loss at June 30, 2019	$(43,772)	$11,788	$(31,984)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Six months ended June 30, 2019
Pension and other benefits:
Net actuarial losses arising during the year	(813)	219	(594)
Net change in pension and other benefits	(813)	219	(594)
Investment securities:
Unrealized net gains arising during the period	135,364	(36,453)	98,911
Reclassification of net losses to net income:
Investment securities losses, net	2,592	(698)	1,894
Net change in investment securities	137,956	(37,151)	100,805
Other comprehensive income	137,143	(36,932)	100,211
Accumulated other comprehensive loss at June 30, 2019	$(43,772)	$11,788	$(31,984)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions		Accumulated
	and		Other
	Other	Investment	Comprehensive
(dollars in thousands)	Benefits	Securities	Income (Loss)
Three Months Ended June 30, 2020
Balance at beginning of period	$(28,178)	$32,307	$4,129
Other comprehensive income	—	48,602	48,602
Balance at end of period	$(28,178)	$80,909	$52,731

Six Months Ended June 30, 2020
Balance at beginning of period	$(28,082)	$(3,667)	$(31,749)
Other comprehensive income	(96)	84,576	84,480
Balance at end of period	$(28,178)	$80,909	$52,731

Three Months Ended June 30, 2019
Balance at beginning of period	$(28,379)	$(50,375)	$(78,754)
Other comprehensive income	(594)	47,364	46,770
Balance at end of period	$(28,973)	$(3,011)	$(31,984)

Six Months Ended June 30, 2019
Balance at beginning of period	$(28,379)	$(103,816)	$(132,195)
Other comprehensive income	(594)	100,805	100,211
Balance at end of period	$(28,973)	$(3,011)	$(31,984)

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

The table below sets forth those ratios at June 30, 2020 and December 31, 2019:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2020:
Common equity tier 1 capital to risk-weighted assets	$1,653,674	11.86%	$1,634,333	11.72%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,653,674	11.86%	1,634,333	11.72%	6.00%	8.00%
Total capital to risk-weighted assets	1,828,511	13.11%	1,809,165	12.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,653,674	7.75%	1,634,333	7.66%	4.00%	5.00%

December 31, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,676,515	11.88%	$1,654,304	11.72%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,676,515	11.88%	1,654,304	11.72%	6.00%	8.00%
Total capital to risk-weighted assets	1,807,645	12.81%	1,785,434	12.65%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,676,515	8.79%	1,654,304	8.67%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

A capital conservation buffer requires a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of June 30, 2020, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2020, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$22,825	$—	$(1,581)	$23,190	$—	$(682)
Derivatives not designated as hedging instruments:
Interest rate swaps	3,023,471	170,576	—	2,818,803	63,527	—
Funding swap	88,480	—	(2,095)	82,900	—	(4,233)
Interest rate caps and floors	148,800	35	(35)	—	—	—
Foreign exchange contracts	150	—	—	1,428	12	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $12.6 million and $8.7 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the variation margin was $170.6 million and $63.5 million, respectively.

As of June 30, 2020, the Company pledged $30.9 million in financial instruments and $26.1 million in cash as collateral for interest rate swaps. As of December 31, 2019, the Company pledged $29.9 million in financial instruments and $13.4 million in cash as collateral for interest rate swaps. As of June 30, 2020 and December 31, 2019, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At June 30, 2020, the Company carried one interest rate swap with a notional amount of $22.8 million with a negative fair value of $1.6 million that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023. At December 31, 2019, the Company carried one interest rate swap with a notional amount of $23.2 million with a negative fair value of $0.7 million that was categorized as a fair value hedge for a commercial and industrial loan.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2020 and 2019:

	Gains (losses) recognized in	Three Months Ended		Six Months Ended
	the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2020	2019	2020	2019
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$57	$(424)	$(898)	$(766)
Recognized on hedged item	Loans and lease financing	35	427	942	689

As of June 30, 2020 and December 31, 2019, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$25,064	$24,415	$1,959	$1,017

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

	Net gains (losses) recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2020	2019	2020	2019
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$—	$—	$16
Funding swap	Other noninterest income	103	(247)	109	(242)
Foreign exchange contracts	Other noninterest income	52	(1)	—	(1)

As of June 30, 2020, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $170.6 million and a negative fair value of nil. The Company received floating rates ranging from 0.17% to 6.42% and paid fixed rates ranging from 2.02% to 8.73%. The swaps mature between June 2021 and June 2040. As of December 31, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $63.5 million and a negative fair value of nil. The Company received 1-month LIBOR and paid fixed rates ranging from 1.71% to 8.73%. These swaps resulted in net interest expense of nil during both the three and six months ended June 30, 2020 and 2019.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $4.6 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $6.5 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $2.1 million and $4.2 million was included in the unaudited interim consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 17. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million and nil were recognized during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million were recognized during the six months ended June 30, 2020 and 2019, respectively.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $13.4 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively, for which we posted $13.5 million and $4.7 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2020 and December 31, 2019, we may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $116.8 million and $94.1 million at June 30, 2020 and December 31, 2019, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $11.0 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2020 have maturities ranging from July 2020 to May 2022. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,097,646	$5,907,690
Standby letters of credit	175,009	181,412
Commercial letters of credit	3,131	7,334

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

Disaggregation of Revenue

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has restated the selected financial information for the three and six months ended June 30, 2019 in order to conform with the current presentation. See “Note 18. Reportable Operating Segments” in the notes to the unaudited interim consolidated financial statements.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended June 30, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$96,146	$33,094	$(1,418)	$127,822

Service charges on deposit accounts	5,469	326	132	5,927
Credit and debit card fees	—	10,122	275	10,397
Other service charges and fees	4,580	215	338	5,133
Trust and investment services income	8,664	—	—	8,664
Other	56	1,499	112	1,667
Not in scope of Topic 606(1)	3,403	5,893	4,572	13,868
Total noninterest income	22,172	18,055	5,429	45,656
Total revenue	$118,318	$51,149	$4,011	$173,478

	Six Months Ended June 30, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$186,029	$67,508	$12,968	$266,505

Service charges on deposit accounts	13,556	677	644	14,877
Credit and debit card fees	—	23,009	1,874	24,883
Other service charges and fees	9,454	639	854	10,947
Trust and investment services income	18,255	—	—	18,255
Other	241	2,605	300	3,146
Not in scope of Topic 606(1)	7,042	8,921	6,813	22,776
Total noninterest income	48,548	35,851	10,485	94,884
Total revenue	$234,577	$103,359	$23,453	$361,389
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended June 30, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$107,708	$35,000	$2,905	$145,613

Service charges on deposit accounts	7,131	309	683	8,123
Credit and debit card fees	—	14,481	1,687	16,168
Other service charges and fees	4,944	868	578	6,390
Trust and investment services income	8,931	—	—	8,931
Other	142	761	327	1,230
Not in scope of Topic 606(1)	2,227	2,306	3,398	7,931
Total noninterest income	23,375	18,725	6,673	48,773
Total revenue	$131,083	$53,725	$9,578	$194,386

	Six Months Ended June 30, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$214,935	$69,656	$6,111	$290,702

Service charges on deposit accounts	14,365	620	1,198	16,183
Credit and debit card fees	—	28,941	3,417	32,358
Other service charges and fees	10,277	1,237	1,120	12,634
Trust and investment services income	17,549	—	—	17,549
Other	357	2,270	535	3,162
Not in scope of Topic 606(1)	4,696	4,045	5,218	13,959
Total noninterest income	47,244	37,113	11,488	95,845
Total revenue	$262,179	$106,769	$17,599	$386,547
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three and six months ended June 30, 2020 and 2019, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of June 30, 2020 and December 31, 2019, the Company had contract liabilities of $1.4 million and $1.8 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2020, the Company’s recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time. For the three and six months ended June 30, 2019, the Company’s recognized revenues and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time.  There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2020 and December 31, 2019, there were no receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2020 and December 31, 2019. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three and six months ended June 30, 2020, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 537,000 and 513,000 antidilutive securities, respectively. For the three and six months ended June 30, 2019, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and six months ended June 30, 2020 and 2019, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$20,049	$72,433	$58,914	$142,357

Denominator:
Basic: weighted-average shares outstanding	129,856,730	134,420,380	129,876,218	134,655,217
Add: weighted-average equity-based awards	148,465	231,628	287,504	269,114
Diluted: weighted-average shares outstanding	130,005,195	134,652,008	130,163,722	134,924,331

Basic earnings per share	$0.15	$0.54	$0.45	$1.06
Diluted earnings per share	$0.15	$0.54	$0.45	$1.06

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

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2020 and 2019:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2020	2019	2020	2019
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$17	$189	$159
Interest cost	Other noninterest expense	1,621	2,044	164	206
Expected return on plan assets	Other noninterest expense	(1,194)	(1,195)	—	—
Prior service credit	Other noninterest expense	—	—	(13)	(107)
Recognized net actuarial loss (gain)	Other noninterest expense	1,429	1,564	(26)	(76)
Total net periodic benefit cost		$1,856	$2,430	$314	$182

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$34	$378	$318
Interest cost	Other noninterest expense	3,242	4,088	328	412
Expected return on plan assets	Other noninterest expense	(2,388)	(2,390)	—	—
Prior service credit	Other noninterest expense	—	—	(26)	(214)
Recognized net actuarial loss (gain)	Other noninterest expense	2,858	3,128	(52)	(152)
Total net periodic benefit cost		$3,712	$4,860	$628	$364

Leases

The Company recognized operating lease income related to lease payments of $1.6 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company recognized $1.4 million and $1.3 million of lease income related to variable lease payments for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization of Software Expenses

Amortization of software expenses recorded in other noninterest expense was $1.4 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2020 and December 31, 2019, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. The Visa derivative of $2.1 million and $4.2 million was included in the unaudited interim consolidated balance sheets at June 30, 2020 and

December 31, 2019, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements as of June 30, 2020
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$94,918	$—	$94,918
Mortgage-backed securities:
Residential - Government agency(1)	—	232,617	—	232,617
Residential - Government-sponsored enterprises(1)	—	390,912	—	390,912
Commercial - Government agency	—	629,679	—	629,679
Commercial - Government-sponsored enterprises	—	322,996	—	322,996
Collateralized mortgage obligations:
Government agency	—	1,926,584	—	1,926,584
Government-sponsored enterprises	—	1,538,069	—	1,538,069
Total available-for-sale securities	—	5,135,775	—	5,135,775
Other assets(2)	—	170,611	—	170,611
Liabilities
Other liabilities(3)	—	(1,616)	(2,095)	(3,711)
Total	$—	$5,304,770	$(2,095)	$5,302,675
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$29,888	$—	$29,888
Government-sponsored enterprises debt securities	—	101,439	—	101,439
Mortgage-backed securities:
Residential - Government agency(1)	—	291,209	—	291,209
Residential - Government-sponsored enterprises(1)	—	399,492	—	399,492
Commercial - Government-sponsored enterprises	—	101,719	—	101,719
Collateralized mortgage obligations:
Government agency	—	2,381,278	—	2,381,278
Government-sponsored enterprises	—	770,619	—	770,619
Total available-for-sale securities	—	4,075,644	—	4,075,644
Other assets(2)	—	63,539	—	63,539
Liabilities
Other liabilities(3)	—	(682)	(4,233)	(4,915)
Total	$—	$4,138,501	$(4,233)	$4,134,268
(1)	Backed by residential real estate.
(2)	Other assets include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and six months ended June 30, 2020, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019 are summarized below.

	Visa Derivative
(dollars in thousands)	2020	2019
Three Months Ended June 30,
Balance as of April 1,	$(3,199)	$(1,839)
Total net gains (losses) included in other noninterest income	103	(247)
Settlements	1,001	907
Balance as of June 30,	$(2,095)	$(1,179)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$103	$(247)

Six Months Ended June 30,
Balance as of January 1,	$(4,233)	$(2,607)
Total net gains (losses) included in other noninterest income	109	(242)
Settlements	2,029	1,670
Balance as of June 30,	$(2,095)	$(1,179)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$109	$(242)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	June 30, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,855,222	$347,592	$1,507,630	$—	$1,855,222
Loans held for sale	6,698	—	6,698	—	6,698
Loans(1)	13,525,743	—	—	13,832,005	13,832,005

Financial liabilities:
Time deposits(2)	$3,506,665	$—	$3,520,718	$—	$3,520,718
Short-term borrowings	200,000	—	200,286	—	200,286
Long-term borrowings(3)	200,000	—	216,394	—	216,394

	December 31, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$694,017	$360,375	$333,642	$—	$694,017
Loans held for sale	904	—	904	—	904
Loans(1)	13,009,167	—	—	13,140,898	13,140,898

Financial liabilities:
Time deposits(2)	$2,510,157	$—	$2,501,478	$—	$2,501,478
Short-term borrowings	400,000	—	401,709	—	401,709
Long-term borrowings(3)	200,000	—	207,104	—	207,104
(1)	Excludes financing leases of $238.3 million at June 30, 2020 and $202.5 million at December 31, 2019.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $15.9 billion as of June 30, 2020 and $13.9 billion as of December 31, 2019.
(3)	Excludes capital lease obligations of $19 thousand as of both June 30, 2020 and December 31, 2019.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of June 30, 2020 and December 31, 2019, the Company had $6.3 billion and $6.1 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $36.3 million and $14.4 million at June 30, 2020 and December 31, 2019, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2020
Collateral-dependent loans	$—	$—	$1,840
December 31, 2019
Collateral-dependent loans	$—	$—	$1,502

Total losses on collateral-dependent loans were nil and $0.4 million for the three and six months ended June 30, 2020, respectively. No losses were recognized on collateral-dependent loans for both the three and six months ended June 30, 2019.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$1,840	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(2,095)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%
(1)	The fair value of these assets is determined based on appraised values of the collateral or broker opinions, the range of which is not meaningful to disclose.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(3)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(4)	The growth rate of 13% was based on the arithmetic average of analyst price targets.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input
Collateral-dependent loans	$1,502	Appraisal Value	Appraisal Value
Visa derivative	$(4,233)	Discounted Cash Flow	Expected Conversion Rate - 1.6228
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

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align deposit balances within the business segment that directly manages them. Specifically, certain deposit balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select deposit balances affected net interest income, net interest income after provision for credit losses, noninterest income, provision for income taxes and net income. The Company has reported its selected financial information using the new deposit balance alignments for the three and six months ended June 30, 2020. The Company has restated the selected financial information for the three and six months ended June 30, 2019 in order to conform with the current presentation.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2020
Net interest income (expense)	$96,146	$33,094	$(1,418)	$127,822
Provision for credit losses	(24,311)	(25,183)	(5,952)	(55,446)
Net interest income (expense) after provision for credit losses	71,835	7,911	(7,370)	72,376

Noninterest income	22,172	18,055	5,429	45,656
Noninterest expense	(57,639)	(20,445)	(13,366)	(91,450)
Income (loss) before (provision) benefit for income taxes	36,368	5,521	(15,307)	26,582

(Provision) benefit for income taxes	(9,331)	(1,179)	3,977	(6,533)
Net income (loss)	$27,037	$4,342	$(11,330)	$20,049
Total assets as of June 30, 2020	$7,888,155	$6,006,128	$9,099,432	$22,993,715

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2020
Net interest income	$186,029	$67,508	$12,968	$266,505
Provision for credit losses	(44,376)	(45,967)	(6,303)	(96,646)
Net interest income after provision for credit losses	141,653	21,541	6,665	169,859

Noninterest income	48,548	35,851	10,485	94,884
Noninterest expense	(119,283)	(41,950)	(26,683)	(187,916)
Income (loss) before (provision) benefit for income taxes	70,918	15,442	(9,533)	76,827

(Provision) benefit for income taxes	(16,854)	(3,824)	2,765	(17,913)
Net income (loss)	$54,064	$11,618	$(6,768)	$58,914
Total assets as of June 30, 2020	$7,888,155	$6,006,128	$9,099,432	$22,993,715

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2019
Net interest income	$107,708	$35,000	$2,905	$145,613
Provision for credit losses	(1,752)	(2,118)	—	(3,870)
Net interest income after provision for credit losses	105,956	32,882	2,905	141,743

Noninterest income	23,375	18,725	6,673	48,773
Noninterest expense	(59,495)	(19,741)	(14,054)	(93,290)
Income (loss) before (provision) benefit for income taxes	69,836	31,866	(4,476)	97,226

(Provision) benefit for income taxes	(17,658)	(8,267)	1,132	(24,793)
Net income (loss)	$52,178	$23,599	$(3,344)	$72,433
Total assets as of June 30, 2019	$7,056,325	$6,525,345	$6,944,697	$20,526,367

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2019
Net interest income	$214,935	$69,656	$6,111	$290,702
Provision for credit losses	(4,324)	(5,226)	—	(9,550)
Net interest income after provision for credit losses	210,611	64,430	6,111	281,152

Noninterest income	47,244	37,113	11,488	95,845
Noninterest expense	(116,662)	(39,226)	(30,025)	(185,913)
Income (loss) before (provision) benefit for income taxes	141,193	62,317	(12,426)	191,084

(Provision) benefit for income taxes	(35,705)	(16,188)	3,166	(48,727)
Net income (loss)	$105,488	$46,129	$(9,260)	$142,357
Total assets as of June 30, 2019	$7,056,325	$6,525,345	$6,944,697	$20,526,367

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular, including, among other things, the rate of growth and the unemployment rate; the impact on our business, operations, financial condition, liquidity, results of operations, prospects and the trading price of our shares as a result of the COVID-19 pandemic; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined or the discontinuance of LIBOR; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to maintain our Bank’s reputation; the future value of the investment securities that we own, especially in light of the market volatility caused by the spread of COVID-19 and governmental and regulatory responses thereto; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics (including the ongoing COVID-19 pandemic) or other severe health emergencies and man-made and natural disasters; our ability to maintain consistent growth, earnings and profitability; our ability to attract and retain skilled employees or changes in our management personnel; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including quantitative easing, the lowering of interest rates and the imposition of tariffs that may harm sectors to which we are particularly exposed; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock or take other capital actions, which must comply with requirements under law or those imposed by our regulators and could impact our ability to return capital to stockholders; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Recent Developments regarding COVID-19 and the Hawaii and Global Economy

Overview

The Coronavirus Disease (“COVID-19”) has spread throughout the world and has been declared a pandemic by the World Health Organization and continues to evolve. Several countries, namely the U.S. and Brazil, have been particularly hard hit by COVID-19. Europe and other regions have also been significantly impacted by the pandemic. Through July 2020, the U.S. leads the world in the number of confirmed cases and deaths reported as a result of COVID-19. Despite efforts to control the spread of COVID-19, the U.S. has recently seen a surge in the number of confirmed COVID-19 cases. The global and U.S. economies have entered into a pandemic-driven recession. The future impact of COVID-19 on the global and U.S. economies, and the timing and robustness of any related recovery, continues to remain uncertain.

As a result of the COVID-19 outbreak and related response, the U.S. economy has deteriorated. Beginning in March 2020, in many parts of the U.S., employees began working from home and businesses deemed nonessential were temporarily closed. Workers in the retail, restaurant, travel and leisure industries were particularly hard hit by layoffs as large parts of the U.S. remained on lockdown for more than a month. According to the Federal Reserve’s May 2020 Beige Book, declines in consumer spending were “especially severe in the leisure and hospitality sector, with very little activity at travel and tourism businesses.” The national seasonally-adjusted unemployment rate increased from 4.4% in March 2020 to 14.7% in April 2020. In May 2020, state-by-state decisions began to be made on the pace and extent of reopening local businesses. While the phased reopening of the U.S. economy brought the national seasonally-adjusted unemployment rate down to 11.1% in June 2020, new claims for unemployment insurance have remained above one million per week through July 2020. In addition, as noted above, the U.S. has recently experienced, and continues to experience, a surge in the number of confirmed COVID-19 cases, which has already stalled the reopening strategy in a number of states and may continue to impact the pace of economic recovery going forward. The U.S. real gross domestic product decreased by 5.0% in the first quarter of 2020.

Hawaii Economy

Hawaii’s economy continues to be meaningfully impacted by COVID-19 and the responses to it. Hawaii’s economy began to suffer in February 2020 with flight cancellations to Hawaii due to the global COVID-19 pandemic. On March 5, 2020, the Governor of the State of Hawaii issued an emergency proclamation declaring a state of emergency in Hawaii. On March 21, 2020, the Governor of the State of Hawaii issued a supplementary emergency proclamation ordering all individuals, both residents and visitors, arriving or returning to the State of Hawaii to a mandatory 14-day self-quarantine. The mandate, which was the first such action in the nation, essentially brought the Hawaii tourism industry to a halt. Subsequently, on March 23, 2020, the Governor of the State of Hawaii issued a third supplemental emergency proclamation that ordered all residents to stay-at-home, except for essential workers.

Thus far, the spread of COVID-19 has been relatively well controlled in Hawaii with quickly instituted stay-at-home orders and the implementation of the mandatory 14-day self-quarantine for residents and visitors arriving or returning to the State of Hawaii. As a result, as of July 15, 2020, Hawaii has the lowest fatality and case rates per capita in the U.S as reported by the Centers for Disease Control and Prevention. On May 5, 2020, the Governor of the State of Hawaii issued a seventh supplemental emergency proclamation which effectively ended stay-at-home orders and allowed for the reopening of certain businesses deemed to be of lower risk for COVID-19 transmissions. Subsequently, on May 18, 2020, the Governor of the State of Hawaii issued an eighth supplemental emergency proclamation which outlined a four-phase reopening strategy for Hawaii’s economy and allowing for a gradual reopening of medium-risk businesses in June 2020. Following the Governor’s issuance of a ninth supplemental emergency proclamation on June 24, 2020, which removed the 14-day self-quarantine mandate for interisland travel, the Governor of the State of Hawaii announced a program, effective September 1, 2020, that would allow passengers from the U.S. mainland with an approved negative COVID-19 test within 72 hours prior to arrival in the State of Hawaii to bypass the state’s mandatory 14-day self-quarantine requirement.

For an economy that is heavily dependent on tourism, the combination of various response measures to the COVID-19 pandemic, including the stay-at-home orders for local residents and the mandatory 14-day self-quarantine for visitors resulted in an unprecedented increase in Hawaii unemployment. The statewide seasonally-adjusted unemployment rate was 13.9% in June 2020 compared to 2.7% in June 2019, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally-adjusted unemployment rate was 11.1% in June 2020 compared to 3.7% in June 2019. Visitor arrivals for the first five months of 2020 decreased by 49.5% compared to the same period in 2019, according to the Hawaii Tourism Authority. Statistics on visitor spending were not available for 2020 due to insufficient data. While we may see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry slowly reopen, the timing and significance of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control.

With regards to reports of home sales on Oahu, although volume has decreased year-over-year due to stay-at-home orders that were in place earlier in the year, prices have remained stable. For the six months ended June 30, 2020, the volume of single-family home sales decreased by 4.8%, while condominium sales decreased by 22.0% compared to the same period in 2019, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $785,000 and $428,000, respectively, or an increase of 1.3% and 2.1%, respectively, for the six months ended June 30, 2020 as compared to the same period in 2019. As of June 30, 2020, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.5 and 4.1 months, respectively. Lastly, state general excise and use tax revenues decreased by 8.0% for the first five months of 2020 as compared to the same period in 2019, according to the Hawaii Department of Business, Economic Development & Tourism. We expect tax revenues for the state to continue to be significantly lower when reported for the remainder of 2020.

Legislative and Regulatory Developments

Recent actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to partially mitigate the economic effects of COVID-19 and related containment measures will also have an impact on our financial position and results of operations. These actions are further discussed below.

In response to market conditions resulting from the COVID-19 pandemic, the Federal Reserve has taken a number of proactive measures, including cutting its target for the federal funds rate by a total of 1.50%, bringing it down to a range of 0.00% to 0.25%. We expect that interest rates will remain at record low levels for the foreseeable future. The Federal Reserve has instituted a number of other measures, including up to $2.3 trillion in lending to support households, employers, financial markets and state and local governments. Additional actions taken by the Federal Reserve to mitigate the lasting impact from the coronavirus pandemic include the following:

●	establishing a temporary repurchase agreement facility for foreign and international monetary authorities;

●	committing to quantitative easing through large-scale asset-purchase programs;

●	lowering the rate charged on its discount window and extending the length of the loans offered;

●	increasing the frequency of engagement with currency swap lines with foreign central banks;

●	expanding the collateral accepted by its Term Asset-Backed Securities Loan Facility; and

●	introducing a number of additional facilities, such as the Main Street Lending Facility, which is designed to enhance support for small and mid-sized businesses that were in good financial standing before the crisis.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID-19. The CARES Act, enacted on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments (program dollar amount includes amount approved under the original program in March 2020 and a second tranche which was approved in April 2020), (iii) provides certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) set a 60-day foreclosure moratorium beginning on March 18, 2020 for federally backed mortgage loans (the Federal Housing Administration has subsequently announced a second extension of the foreclosure and eviction moratorium through August 31, 2020).

The Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) was enacted on June 5, 2020 and modified the PPP as follows: (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extended the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination and December 31, 2020; (iv) extended the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) required the borrower to use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delayed from June 30, 2020 to December 31, 2020, the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and creates a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allowed borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose the more advantageous option.

In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

The State of Hawaii is expected to receive at least $1.25 billion in federal aid from the CARES Act. We expect that the majority of this federal aid will be used to help fund state and county government response efforts to COVID-19. Additional federal funding is expected to provide for unemployment assistance, direct cash payments to Hawaii residents and funding to support local schools and colleges.

Impact to our Operations

As noted above, on March 23, 2020, the Governor of the State of Hawaii issued a third supplemental emergency proclamation that ordered all residents to stay-at-home, except for essential workers. This stay-at-home order was in place until May 5, 2020. While the Bank is an essential business in Hawaii, we saw a significant decrease in customer traffic in our branches. As a result, we strategically closed 26 of our branch locations on a temporary basis. On June 1, 2020, we reopened seven of these branch locations in connection with the reopening of our local businesses. We continue to provide service to all customers and operate our businesses on all islands of Hawaii, Guam and Saipan. Additionally, as part of our contingency plans, we have established a redundant operations center for our administrative operations, and about 30% of our employees are working remotely.

Impact on our Financial Position and Results of Operations

Due to the widespread impact that COVID-19 is having on Hawaii’s economy, we expect that adverse economic conditions will continue. As Hawaii’s economy begins to reopen, we expect that local consumption of goods and services will begin to resume over an extended period of time. Additionally, the timing and significance of the return of air travel and the Hawaii tourism industry is highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, in the United States and, in particular, in Hawaii, visitor receptiveness to Hawaii’s new pre-travel COVID-19 testing requirements, an extended period in which there is no subsequent “wave” of infections and the widespread availability of a vaccine, treatment or testing, tracking and tracing capabilities.

During this time of uncertainty, we remain committed to servicing our customers, caring for our employees and supporting the community. We are working with our customers impacted by COVID-19 through offering payment deferrals and forbearance on certain loan products. We will continue to closely monitor the impact that COVID-19 and the recession in Hawaii has on our customers and will adjust the means by which we assist our customers during this period of financial hardship. We are continuing to care for our employees by enabling over 50% of our employees to work from home, and for those employees who are deemed essential and unable to work from home, we continue to emphasize the importance of practicing social distancing and good hygiene practices in the workplace. We also launched an initiative to support local restaurants and, through our foundation, to donate up to $1 million to support non-profit organizations with food supply and health and human service programs for those impacted by COVID-19.

The shut-down of our tourism industry, stay-at-home measures, the recession in Hawaii and record low interest rates have and we expect will continue to have a negative impact on our financial position and results of operations. A continued decrease in interest rates, or sustained period of interest rates, would be expected to reduce our net interest margin, as, currently, our interest rate profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities. Our net interest margin also may be reduced as a result of our participation in the PPP, with loans made thereunder that are not forgiven carrying an interest rate of 1%.

Our credit risk profile will also be adversely impacted during this period of financial hardship for our customers. We also expect that we will see temporary decreases in non-interest income, as we have taken certain measures to assist customers during the COVID-19 pandemic, including waiving non-customer ATM fees (up to June 30, 2020) and penalties for early withdrawal of certificates of deposit.

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

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of June 30, 2020, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 11.86%, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as borrowings and repurchase agreements, and to assess longer-term funding sources. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity” and “Capital” in this MD&A.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Income Statement Data:
Interest income	$140,619	$173,818	$299,151	$346,379
Interest expense	12,797	28,205	32,646	55,677
Net interest income	127,822	145,613	266,505	290,702
Provision for credit losses	55,446	3,870	96,646	9,550
Net interest income after provision for credit losses	72,376	141,743	169,859	281,152
Noninterest income	45,656	48,773	94,884	95,845
Noninterest expense	91,450	93,290	187,916	185,913
Income before provision for income taxes	26,582	97,226	76,827	191,084
Provision for income taxes	6,533	24,793	17,913	48,727
Net income	$20,049	$72,433	$58,914	$142,357
Basic earnings per share	$0.15	$0.54	$0.45	$1.06
Diluted earnings per share	$0.15	$0.54	$0.45	$1.06
Basic weighted-average outstanding shares	129,856,730	134,420,380	129,876,218	134,655,217
Diluted weighted-average outstanding shares	130,005,195	134,652,008	130,163,722	134,924,331
Dividends declared per share	$0.26	$0.26	$0.52	$0.52
Dividend payout ratio	173.33%	48.15%	115.56%	49.06%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$127,822	$145,613	$266,505	$290,702
Core noninterest income	45,867	48,752	95,010	98,437
Core noninterest expense	91,450	93,029	187,916	185,391
Core net income	20,204	72,612	59,007	144,664
Core basic earnings per share	0.16	0.54	0.45	1.07
Core diluted earnings per share	0.16	0.54	0.45	1.07
Other Financial Information / Performance Ratios:(2)
Net interest margin	2.58%	3.25%	2.84%	3.24%
Core net interest margin (non-GAAP)(1),(3)	2.58%	3.25%	2.84%	3.24%
Efficiency ratio	52.70%	47.99%	51.99%	48.09%
Core efficiency ratio (non-GAAP)(1),(4)	52.64%	47.86%	51.97%	47.64%
Return on average total assets	0.36%	1.42%	0.56%	1.40%
Core return on average total assets (non-GAAP)(1),(5)	0.36%	1.43%	0.56%	1.43%
Return on average tangible assets (non-GAAP)(11)	0.38%	1.50%	0.58%	1.48%
Core return on average tangible assets (non-GAAP)(1),(6)	0.38%	1.50%	0.58%	1.50%
Return on average total stockholders' equity	2.99%	11.13%	4.42%	11.15%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	3.01%	11.16%	4.43%	11.33%
Return on average tangible stockholders' equity (non-GAAP)(11)	4.74%	17.99%	7.04%	18.17%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	4.77%	18.03%	7.05%	18.46%
Noninterest expense to average assets	1.65%	1.84%	1.77%	1.83%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.65%	1.83%	1.77%	1.83%

	June 30,	December 31,
	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$1,855,222	$694,017
Investment securities	5,135,775	4,075,644
Loans and leases	13,764,030	13,211,650
Allowance for credit losses for loans and leases	192,120	130,530
Goodwill	995,492	995,492
Total assets	22,993,715	20,166,734
Total deposits	19,361,634	16,444,994
Short-term borrowings	200,000	400,000
Long-term borrowings	200,019	200,019
Total liabilities	20,291,818	17,526,476
Total stockholders' equity	2,701,897	2,640,258
Book value per share	$20.81	$20.32
Tangible book value per share (non-GAAP)(11)	$13.14	$12.66

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.24%	0.04%
Allowance for credit losses for loans and leases / total loans and leases	1.40%	0.99%
Net charge-offs / average total loans and leases(10)	0.44%	0.19%

	June 30,	December 31,
Capital Ratios:	2020	2019
Common Equity Tier 1 Capital Ratio	11.86%	11.88%
Tier 1 Capital Ratio	11.86%	11.88%
Total Capital Ratio	13.11%	12.81%
Tier 1 Leverage Ratio	7.75%	8.79%
Total stockholders' equity to total assets	11.75%	13.09%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	7.76%	8.58%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net interest income	$127,822	$145,613	$266,505	$290,702
Core net interest income (non-GAAP)	$127,822	$145,613	$266,505	$290,702

Noninterest income	$45,656	$48,773	$94,884	$95,845
Losses (gains) on sale of securities	211	(21)	126	2,592
Core noninterest income (non-GAAP)	$45,867	$48,752	$95,010	$98,437

Noninterest expense	$91,450	$93,290	$187,916	$185,913
One-time items(a)	—	(261)	—	(522)
Core noninterest expense (non-GAAP)	$91,450	$93,029	$187,916	$185,391

Net income	$20,049	$72,433	$58,914	$142,357
Losses (gains) on sale of securities	211	(21)	126	2,592
One-time noninterest expense items(a)	—	261	—	522
Tax adjustments(b)	(56)	(61)	(33)	(807)
Total core adjustments	155	179	93	2,307
Core net income (non-GAAP)	$20,204	$72,612	$59,007	$144,664

Basic earnings per share	$0.15	$0.54	$0.45	$1.06
Diluted earnings per share	$0.15	$0.54	$0.45	$1.06
Efficiency ratio	52.70%	47.99%	51.99%	48.09%

Core basic earnings per share (non-GAAP)	$0.16	$0.54	$0.45	$1.07
Core diluted earnings per share (non-GAAP)	$0.16	$0.54	$0.45	$1.07
Core efficiency ratio (non-GAAP)	52.64%	47.86%	51.97%	47.64%
(a)	One-time items include nonrecurring offering costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and six months ended June 30, 2020 and 2019.

(3)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10)	Net charge-offs / average total loans and leases are annualized for the six months ended June 30, 2020.

(11)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Income Statement Data:
Noninterest expense	$91,450	$93,290	$187,916	$185,913
Core noninterest expense	$91,450	$93,029	$187,916	$185,391

Net income	$20,049	$72,433	$58,914	$142,357
Core net income	$20,204	$72,612	$59,007	$144,664

Average total stockholders' equity	$2,697,775	$2,610,565	$2,679,293	$2,575,775
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,702,283	$1,615,073	$1,683,801	$1,580,283

Average total assets	$22,341,654	$20,390,273	$21,327,479	$20,442,266
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$21,346,162	$19,394,781	$20,331,987	$19,446,774

Return on average total stockholders' equity(a)	2.99%	11.13%	4.42%	11.15%
Core return on average total stockholders' equity (non-GAAP)(a)	3.01%	11.16%	4.43%	11.33%
Return on average tangible stockholders' equity (non-GAAP)(a)	4.74%	17.99%	7.04%	18.17%
Core return on average tangible stockholders' equity (non-GAAP)(a)	4.77%	18.03%	7.05%	18.46%

Return on average total assets(a)	0.36%	1.42%	0.56%	1.40%
Core return on average total assets (non-GAAP)(a)	0.36%	1.43%	0.56%	1.43%
Return on average tangible assets (non-GAAP)(a)	0.38%	1.50%	0.58%	1.48%
Core return on average tangible assets (non-GAAP)(a)	0.38%	1.50%	0.58%	1.50%

Noninterest expense to average assets(a)	1.65%	1.84%	1.77%	1.83%
Core noninterest expense to average assets (non-GAAP)(a)	1.65%	1.83%	1.77%	1.83%

	As of	As of
	June 30,	December 31,
	2020	2019
Balance Sheet Data:
Total stockholders' equity	$2,701,897	$2,640,258
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,706,405	$1,644,766

Total assets	$22,993,715	$20,166,734
Less: goodwill	995,492	995,492
Tangible assets	$21,998,223	$19,171,242

Shares outstanding	129,866,898	129,928,479

Total stockholders' equity to total assets	11.75%	13.09%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.76%	8.58%

Book value per share	$20.81	$20.32
Tangible book value per share (non-GAAP)	$13.14	$12.66
(a)	Annualized for the three and six months ended June 30, 2020 and 2019.

Financial Highlights

Net income was $20.0 million for the three months ended June 30, 2020, a decrease of $52.4 million or 72% as compared to the same period in 2019. Basic and diluted earnings per share were both $0.15 per share for the three months ended June 30, 2020, a decrease of $0.39 per share or 72% as compared to the same period in 2019. The decrease in net income was primarily due to a $51.6 million increase in the provision for credit losses (the “Provision”), a $17.8 million decrease in net interest income and a $3.1 million decrease in noninterest income, partially offset by an $18.3 million decrease in the provision for income taxes and a $1.8 million decrease in noninterest expense for the three months ended June 30, 2020.

Our return on average total assets was 0.36% for the three months ended June 30, 2020, a decrease of 106 basis points from the same period in 2019, and our return on average total stockholders’ equity was 2.99% for the three months ended June 30, 2020, a decrease of 814 basis points from the same period in 2019. Our return on average tangible assets was 0.38% for the three months ended June 30, 2020, a decrease of 112 basis points from the same period in 2019, and our return on average tangible stockholders’ equity was 4.74% for the three months ended June 30, 2020, down from 17.99% for the same period in 2019. We continued to prudently manage our expenses, as our efficiency ratio was 52.70% for the three months ended June 30, 2020 compared to 47.99% for the same period in 2019.

Our results for the three months ended June 30, 2020 were highlighted by the following:

●	Net interest income was $127.8 million for the three months ended June 30, 2020, a decrease of $17.8 million or 12% as compared to the same period in 2019. Our net interest margin was 2.58% for the three months ended June 30, 2020, a decrease of 67 basis points as compared to the same period in 2019. The decrease in net interest income was primarily due to lower yields in all loan categories and lower yields in our investment securities portfolio, partially offset by lower deposit funding costs during the three months ended June 30, 2020.

●	The Provision was $55.4 million for the three months ended June 30, 2020, an increase of $51.6 million, as compared to the same period in 2019. This increase was primarily due to higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the Allowance for Credit Losses (“ACL”) at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $45.7 million for the three months ended June 30, 2020, a decrease of $3.1 million or 6% as compared to the same period in 2019. The decrease was primarily due to a $5.8 million decrease in credit and debit card fees, a $2.2 million decrease in service charges on deposit accounts and a $1.5 million decrease in other service charges and fees, partially offset by a $5.8 million increase in other noninterest income and a $1.0 million increase in bank-owned life insurance (“BOLI”) income.

●	Noninterest expense was $91.5 million for the three months ended June 30, 2020, a decrease of $1.8 million or 2% compared to the same period in 2019. The decrease in noninterest expense was primarily due to a $2.5 million decrease in card rewards program expense, a $0.8 million decrease in other expenses and a $0.6 million decrease in advertising and marketing expense, partially offset by a $1.2 million increase in contracted services and professional fees and a $0.7 million increase in equipment expense.

Net income was $58.9 million for the six months ended June 30, 2020, a decrease of $83.4 million or 59% as compared to the same period in 2019. Basic and diluted earnings per share were both $0.45 per share for the six months ended June 30, 2020, a decrease of $0.61 per share or 58% as compared to the same period in 2019. The decrease in net income was primarily due to a $87.1 million increase in the Provision, a $24.2 million decrease in net interest income, a $2.0 million increase in noninterest expense and a $1.0 million decrease in noninterest income, partially offset by a $30.8 million decrease in the provision for income taxes for the six months ended June 30, 2020.

Our return on average total assets was 0.56% for the six months ended June 30, 2020, a decrease of 84 basis points from the same period in 2019, and our return on average total stockholders’ equity was 4.42% for the six months ended June 30, 2020, a decrease of 673 basis points from the same period in 2019. Our return on average tangible assets was 0.58% for the six months ended June 30, 2020, a decrease of 90 basis points from the same period in 2019, and our return on average tangible stockholders’ equity was 7.04% for the six months ended June 30, 2020, down from 18.17% for the same period in 2019. Our efficiency ratio was 51.99% for the six months ended June 30, 2020 compared to 48.09% for the same period in 2019.

Our results for the six months ended June 30, 2020 were highlighted by the following:

●	Net interest income was $266.5 million for the six months ended June 30, 2020, a decrease of $24.2 million or 8% as compared to the same period in 2019. Our net interest margin was 2.84% for the six months ended June 30, 2020, a decrease of 40 basis points as compared to the same period in 2019. The decrease in net interest income was primarily due to lower yields in most loan categories and lower yields in our investment securities portfolio. This was partially offset by lower deposit funding costs.

●	The Provision was $96.6 million for the six months ended June 30, 2020, an increase of $87.1 million as compared to the same period in 2019. This increase was primarily due to higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $94.9 million for the six months ended June 30, 2020, a decrease of $1.0 million or 1% as compared to the same period in 2019. The decrease was primarily due to a $7.5 million decrease in credit and debit card fees, a $2.1 million decrease in other service charges and fees, a $1.3 million decrease on service charges on deposit accounts and a $0.5 million decrease in BOLI income, partially offset by a $7.2 million increase in other income, a $2.5 million decrease in losses from the sale of available for sale investment securities and a $0.7 million increase in trust and investment services income.

●	Noninterest expense was $187.9 million for the six months ended June 30, 2020, an increase of $2.0 million or 1% as compared to the same period in 2019. The increase in noninterest expense was primarily due to a $3.6 million increase in contracted services and professional fees and a $1.1 million increase in equipment expense, partially offset by a $2.2 million decrease in card rewards program expense, a $0.7 million decrease in advertising and marketing expense and a $0.6 million decrease in other noninterest expense.

Hawaii’s economy continues to be meaningfully impacted by COVID-19 and the responses to it. These responses included stay-at-home orders for businesses deemed nonessential, from the end of March 2020 to June 2020, and the implementation of the mandatory 14-day self-quarantine for residents and visitors arriving or returning to the State of Hawaii. For an economy that is heavily dependent on tourism, the combination of these various response measures to the COVID-19 pandemic resulted in an unprecedented increase in Hawaii unemployment. While we may see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry slowly reopen, the timing and significance of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control. As such, we increased our Provision in order to maintain adequate reserves for expected losses. We also continued to maintain high levels of liquidity and remained well-capitalized as of June 30, 2020.

●	Total loans and leases were $13.8 billion as of June 30, 2020, an increase of $552.4 million or 4% from December 31, 2019. The increase was primarily due to growth in commercial and industrial loans stemming from PPP loans totaling $916.4 million, partially offset by decreases in our Shared National Credits and dealer flooring portfolios during the six months ended June 30, 2020. The increase in loans was partially offset by decreases in our consumer portfolio, primarily due to decreases in credit card balances and indirect automobile loans.

●	The ACL was $192.1 million as of June 30, 2020, an increase of $61.6 million or 47% from December 31, 2019. This increase was primarily due to the aforementioned higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The ratio of our ACL to total loans and leases outstanding was 1.40% as of June 30, 2020, an increase of 41 basis points compared to December 31, 2019.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total fair value of our investment securities portfolio was $5.1 billion as of June 30, 2020, an increase of $1.1 billion compared to December 31, 2019. The increase was primarily due to purchases in this portfolio as we invested excess liquidity into securities.

●	Total deposits were $19.4 billion as of June 30, 2020, an increase of $2.9 billion or 18% as compared to December 31, 2019. The increase in total deposits was primarily due to a $1.0 billion increase in public time deposit balances, a $1.0 billion increase in demand deposit balances and a $728.4 million increase in savings deposit balances. Deposits were increased in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs.

●	Total stockholders’ equity was $2.7 billion as of June 30, 2020, an increase of $61.6 million or 2% from December 31, 2019. The increase in stockholders’ equity was primarily due to a net gain in the fair value of our investment securities of $84.6 million and earnings for the period of $58.9 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $67.5 million, the cumulative effect adjustment of a change in an accounting principle of $12.5 million and common stock repurchased of $5.0 million during the six months ended June 30, 2020.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2020 and 2019, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,436.2	$0.4	0.10%	$247.2	$1.4	2.35%
Available-for-Sale Investment Securities	4,390.4	17.5	1.60	4,438.1	24.8	2.23
Loans Held for Sale	9.8	0.1	2.93	0.7	—	2.76
Loans and Leases (1)
Commercial and industrial	3,601.0	24.3	2.71	3,235.0	34.3	4.26
Commercial real estate	3,438.8	28.3	3.31	3,094.4	36.0	4.67
Construction	584.1	4.9	3.35	583.6	6.9	4.73
Residential:
Residential mortgage	3,682.7	35.7	3.88	3,581.2	37.2	4.16
Home equity line	885.2	6.8	3.07	908.5	8.6	3.79
Consumer	1,526.5	20.6	5.42	1,657.7	22.7	5.48
Lease financing	238.4	1.7	2.88	149.3	1.2	3.31
Total Loans and Leases	13,956.7	122.3	3.52	13,209.7	146.9	4.46
Other Earning Assets	61.7	0.4	2.79	76.0	0.7	3.71
Total Earning Assets (2)	19,854.8	140.7	2.84	17,971.7	173.8	3.88
Cash and Due from Banks	295.1			342.6
Other Assets	2,191.8			2,076.0
Total Assets	$22,341.7			$20,390.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,501.9	$0.9	0.07%	$4,712.2	$4.0	0.34%
Money Market	3,270.3	1.1	0.13	3,126.7	7.4	0.95
Time	3,335.6	6.6	0.79	3,084.6	12.3	1.60
Total Interest-Bearing Deposits	12,107.8	8.6	0.29	10,923.5	23.7	0.87
Short-Term Borrowings	395.6	2.8	2.88	50.4	0.3	2.25
Long-Term Borrowings	200.0	1.4	2.77	593.5	4.2	2.86
Total Interest-Bearing Liabilities	12,703.4	12.8	0.41	11,567.4	28.2	0.98
Net Interest Income		$127.9			$145.6
Interest Rate Spread			2.43%			2.90%
Net Interest Margin			2.58%			3.25%
Noninterest-Bearing Demand Deposits	6,432.6			5,741.3
Other Liabilities	507.9			471.0
Stockholders' Equity	2,697.8			2,610.6
Total Liabilities and Stockholders' Equity	$22,341.7			$20,390.3
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.1 million and nil for the three months ended June 30, 2020 and 2019, respectively.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended June 30, 2020
	Compared to June 30, 2019
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$1.4	$(2.4)	$(1.0)
Available-for-Sale Investment Securities	(0.3)	(7.0)	(7.3)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and industrial	3.6	(13.6)	(10.0)
Commercial real estate	3.7	(11.4)	(7.7)
Construction	—	(2.0)	(2.0)
Residential:
Residential mortgage	1.0	(2.5)	(1.5)
Home equity line	(0.2)	(1.6)	(1.8)
Consumer	(1.8)	(0.3)	(2.1)
Lease financing	0.7	(0.2)	0.5
Total Loans and Leases	7.0	(31.6)	(24.6)
Other Earning Assets	(0.1)	(0.2)	(0.3)
Total Change in Interest Income	8.1	(41.2)	(33.1)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.6	(3.7)	(3.1)
Money Market	0.3	(6.6)	(6.3)
Time	1.0	(6.7)	(5.7)
Total Interest-Bearing Deposits	1.9	(17.0)	(15.1)
Short-term Borrowings	2.4	0.1	2.5
Long-term Borrowings	(2.7)	(0.1)	(2.8)
Total Change in Interest Expense	1.6	(17.0)	(15.4)
Change in Net Interest Income	$6.5	$(24.2)	$(17.7)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $127.9 million for the three months ended June 30, 2020, a decrease of $17.7 million or 12% compared to the same period in 2019. Our net interest margin was 2.58% for the three months ended June 30, 2020, a decrease of 67 basis points from the same period in 2019. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in all loan categories and lower yields in our investment securities portfolio, partially offset by lower deposit funding costs during the three months ended June 30, 2020. Yields on our loans and leases were 3.52% for the three months ended June 30, 2020, a decrease of 94 basis points as compared to the same period in 2019. We experienced a decrease in our yields from total loans primarily due to decreases in adjustable rate commercial and industrial and commercial real estate loans, which are typically based on the LIBOR. Decreases in the yield on commercial and industrial loans also stemmed from our participation in the PPP, as these loans have a fixed interest rate of one percent per annum. Interest income earned on PPP loans was $5.4 million for the three months ended June 30, 2020. The yield in our investment securities portfolio was 1.60% for the three months ended June 30, 2020, a decrease of 63 basis points from the same period in 2019. Deposit funding costs were $8.6 million for the three months ended June 30, 2020, a decrease of $15.1 million or 64% compared to the same period in 2019. Rates paid on our interest-bearing deposits were 29 basis points for the three months ended June 30, 2020, a decrease of 58 basis points compared to the same period in 2019.

For the six months ended June 30, 2020 and 2019, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$976.5	$2.0	0.40%	$376.5	$4.6	2.49%
Available-for-Sale Investment Securities	4,211.8	38.7	1.84	4,428.0	49.3	2.23
Loans Held for Sale	12.8	0.1	2.17	0.5	—	2.76
Loans and Leases(1)
Commercial and industrial	3,188.4	48.9	3.08	3,200.9	67.5	4.25
Commercial real estate	3,426.3	62.9	3.69	3,044.9	70.7	4.68
Construction	561.5	10.6	3.79	610.2	14.4	4.75
Residential:
Residential mortgage	3,711.5	73.4	3.95	3,563.2	73.9	4.14
Home equity line	886.3	14.5	3.28	912.1	17.3	3.82
Consumer	1,569.2	43.6	5.59	1,662.5	45.2	5.48
Lease financing	230.8	3.3	2.90	148.3	2.3	3.15
Total Loans and Leases	13,574.0	257.2	3.80	13,142.1	291.3	4.46
Other Earning Assets	59.4	1.2	3.99	84.1	1.2	2.81
Total Earning Assets(2)	18,834.5	299.2	3.19	18,031.2	346.4	3.86
Cash and Due from Banks	311.2			351.4
Other Assets	2,181.8			2,059.7
Total Assets	$21,327.5			$20,442.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,296.1	$4.2	0.16%	$4,762.6	$8.2	0.35%
Money Market	3,167.6	5.7	0.36	3,155.0	15.0	0.96
Time	2,935.1	14.3	0.98	3,063.3	23.7	1.56
Total Interest-Bearing Deposits	11,398.8	24.2	0.43	10,980.9	46.9	0.86
Short-Term Borrowings	398.6	5.7	2.88	31.7	0.4	2.29
Long-Term Borrowings	200.0	2.7	2.77	596.7	8.4	2.85
Total Interest-Bearing Liabilities	11,997.4	32.6	0.55	11,609.3	55.7	0.97
Net Interest Income		$266.6			$290.7
Interest Rate Spread			2.64%			2.89%
Net Interest Margin			2.84%			3.24%
Noninterest-Bearing Demand Deposits	6,143.0			5,783.8
Other Liabilities	507.8			473.4
Stockholders' Equity	2,679.3			2,575.8
Total Liabilities and Stockholders' Equity	$21,327.5			$20,442.3
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.1 million and nil for the six months ended June 30, 2020 and 2019, respectively.

Analysis of Change in Net Interest Income			Table 7
	Six Months Ended June 30, 2020
	Compared to June 30, 2019
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$3.4	$(6.0)	$(2.6)
Available-for-Sale Investment Securities	(2.3)	(8.3)	(10.6)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and industrial	(0.2)	(18.4)	(18.6)
Commercial real estate	8.3	(16.1)	(7.8)
Construction	(1.1)	(2.7)	(3.8)
Residential:
Residential mortgage	2.9	(3.4)	(0.5)
Home equity line	(0.5)	(2.3)	(2.8)
Consumer	(2.5)	0.9	(1.6)
Lease financing	1.2	(0.2)	1.0
Total Loans and Leases	8.1	(42.2)	(34.1)
Other Earning Assets	(0.4)	0.4	—
Total Change in Interest Income	8.9	(56.1)	(47.2)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.9	(4.9)	(4.0)
Money Market	0.1	(9.4)	(9.3)
Time	(1.0)	(8.4)	(9.4)
Total Interest-Bearing Deposits	—	(22.7)	(22.7)
Short-Term Borrowings	5.2	0.1	5.3
Long-Term Borrowings	(5.5)	(0.2)	(5.7)
Total Change in Interest Expense	(0.3)	(22.8)	(23.1)
Change in Net Interest Income	$9.2	$(33.3)	$(24.1)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $266.6 million for the six months ended June 30, 2020, a decrease of $24.1 million or 8% compared to the same period in 2019. Our net interest margin was 2.84% for the six months ended June 30, 2020, a decrease of 40 basis points from the same period in 2019. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in most loan categories and lower yields in our investment securities portfolio. This was partially offset by lower deposit funding costs. Yields on our loans and leases were 3.80% for the six months ended June 30, 2020, a decrease of 66 basis points as compared to the same period in 2019. We experienced a decrease in our yield from total loans primarily due to decreases in adjustable rate commercial and industrial and commercial real estate loans, which are typically based on LIBOR. Decreases in the yield on commercial and industrial loans also stemmed from our participation in the PPP, as these loans have a fixed interest rate of one percent per annum. Interest income earned on PPP loans was $5.4 million for the six months ended June 30, 2020. For the six months ended June 30, 2020, the yield in our investment securities portfolio was 1.84%, a decrease of 39 basis points compared to the same period in 2019. Deposit funding costs were $24.2 million for the six months ended June 30, 2020, a decrease of $22.7 million or 48% compared to the same period in 2019. Rates paid on our interest-bearing deposits were 43 basis points for the six months ended June 30, 2020, a decrease of 43 basis points compared to the same period in 2019.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the first quarter at 3.25%, where it remained as at the end of the second quarter of 2020. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At June 30, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.16% and 0.30%, respectively, while at June 30, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 2.40% and 2.32%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50 to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to end the first quarter at 0.00% to 0.25%, where it remained as at the end of the second quarter of 2020. In June 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels through 2022. The decrease in the target range for the federal funds rate in 2020 was largely an emergency measure by the Federal Reserve aimed at mitigating the economic impact of COVID-19.

Provision for Credit Losses

The Provision was $55.4 million for the three months ended June 30, 2020, which represented an increase of $51.6 million compared to the same period in 2019. We recorded net charge-offs of loans and leases of $23.4 million and $6.9 million for the three months ended June 30, 2020 and 2019, respectively. This represented charge-offs of 0.67% and 0.21% of average loans and leases, on an annualized basis, for the three months ended June 30, 2020 and 2019, respectively. The Provision was $96.6 million for the six months ended June 30, 2020, which represented an increase of $87.1 million compared to the same period in 2019. This increase was primarily due to an adjustment related to COVID-19 and the impact we expect it to have on our customers. We recorded net charge-offs of loans and leases of $29.5 million and $12.7 million for the six months ended June 30, 2020 and 2019, respectively. This represented net charge-offs of 0.44% and 0.20% of average loans and leases, on an annualized basis, for the six months ended June 30, 2020 and 2019, respectively. The ACL was $192.1 million as of June 30, 2020, an increase of $61.6 million or 47% from December 31, 2019 and represented 1.40% of total outstanding loans and leases as of June 30, 2020 compared to 0.99% of total outstanding loans and leases as of December 31, 2019. The Provision is recorded to maintain the ACL at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended June 30, 2020 and 2019 and Table 9 presents the major components of noninterest income for the six months ended June 30, 2020 and 2019:

Noninterest Income				Table 8
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Service charges on deposit accounts	$5,927	$8,123	$(2,196)	(27)%
Credit and debit card fees	10,870	16,629	(5,759)	(35)
Other service charges and fees	7,912	9,403	(1,491)	(16)
Trust and investment services income	8,664	8,931	(267)	(3)
Bank-owned life insurance	4,432	3,390	1,042	31
Investment securities (losses) gains, net	(211)	21	(232)	n/m
Other	8,062	2,276	5,786	n/m
Total noninterest income	$45,656	$48,773	$(3,117)	(6)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended June 30, 2020 to the same period in 2019.

Noninterest Income				Table 9
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Service charges on deposit accounts	$14,877	$16,183	$(1,306)	(8)%
Credit and debit card fees	25,819	33,284	(7,465)	(22)
Other service charges and fees	16,451	18,532	(2,081)	(11)
Trust and investment services income	18,255	17,549	706	4
Bank-owned life insurance	6,692	7,203	(511)	(7)
Investment securities losses, net	(126)	(2,592)	2,466	n/m
Other	12,916	5,686	7,230	n/m
Total noninterest income	$94,884	$95,845	$(961)	(1)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the six months ended June 30, 2020 to the same period in 2019.

Total noninterest income was $45.7 million for the three months ended June 30, 2020, a decrease of $3.1 million or 6% as compared to the same period in 2019. Total noninterest income was $94.9 million for the six months ended June 30, 2020, a decrease of $1.0 million or 1% as compared to the same period in 2019.

Service charges on deposit accounts were $5.9 million for the three months ended June 30, 2020, a decrease of $2.2 million or 27% as compared to the same period in 2019. This decrease was primarily due to a $2.0 million decrease in overdraft and checking account fees and a $0.5 million decrease in ATM interchange fees from customers. Service charges on deposit accounts were $14.9 million for the six months ended June 30, 2020, a decrease of $1.3 million or 8% as compared to the same period in 2019. This decrease was primarily due to a $1.9 million decrease in overdraft and checking account fees, partially offset by a $0.8 million increase in account analysis service charges.

Credit and debit card fees were $10.9 million for the three months ended June 30, 2020, a decrease of $5.8 million or 35% as compared to the same period in 2019. This decrease was primarily due to a $3.3 million decrease in interchange settlement fees from credit and debit cards, a $2.7 million decrease in merchant service revenues and a $1.3 million decrease in ATM surcharge fees. This was partially offset by a $1.9 million decrease in network association dues. Credit and debit card fees were $25.8 million for the six months ended June 30, 2020 a decrease of $7.5 million or 22% as compared to the same period in 2019. This decrease was primarily due to a $3.8 million decrease in interchange settlement fees from credit and debit cards, a $3.7 million decrease in merchant service revenues and a $1.4 million decrease in ATM surcharge fees. This was partially offset by a $1.8 million decrease in network association dues.

Other service charges and fees were $7.9 million for the three months ended June 30, 2020, a decrease of $1.5 million or 16% as compared to the same period in 2019. This decrease was primarily due to a $0.5 million decrease in service fees related to participation loans, a $0.2 million decrease in foreign exchange processing fees, a $0.2 million decrease in online banking fees and a $0.2 million decrease in fees from annuities and securities. Other service charges and fees were $16.5 million for the six months ended June 30, 2020, a decrease of $2.1 million or 11% as compared to the same period in 2019. This decrease was primarily due to a $0.6 million decrease in service fees related to participation loans, a $0.5 million decrease in insurance income, a $0.3 million decrease in online banking fees and a $0.2 million decrease in foreign exchange processing fees.

Trust and investment services income was $8.7 million for the three months ended June 30, 2020, a decrease of $0.3 million or 3% as compared to the same period in 2019. Trust and investment services income was $18.3 million for the six months ended June 30, 2020, an increase of $0.7 million or 4% as compared to the same period in 2019. This increase was primarily due to a $0.9 million increase in investment management fees.

BOLI income was $4.4 million for the three months ended June 30, 2020, an increase of $1.0 million or 31% as compared to the same period in 2019. This increase was due to a $0.7 million increase in death benefit proceeds from life insurance policies and a $0.3 million increase in BOLI earnings. BOLI income was $6.7 million for the six months ended June 30, 2020, a decrease of $0.5 million or 7% as compared to the same period in 2019. This decrease was due to a $0.8 million decrease in BOLI earnings, partially offset by a $0.3 million increase in death benefit proceeds from life insurance policies.

Net losses on the sale of investment securities were $0.2 million and nil for the three months ended June 30, 2020 and 2019, respectively. Net losses on the sale of investment securities were $0.1 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in losses of $2.5 million was primarily due to our investment portfolio restructuring and sale of 48 investment securities in January 2019, which contributed to the $2.6 million loss for the six months ended June 30, 2019.

Other noninterest income was $8.1 million for the three months ended June 30, 2020, an increase of $5.8 million as compared to the same period in 2019. This increase was primarily due to a $3.5 million increase in customer-related interest rate swap fees, a $1.3 million increase in gains on the sale of residential mortgage loans and a $0.9 million increase in volume-based incentives. Other noninterest income was $12.9 million for the six months ended June 30, 2020, an increase of $7.2 million as compared to the same period in 2019. This increase was primarily due to a $4.6 million increase in customer-related interest rate swap fees, a $2.5 million increase in gains on the sale of residential mortgage loans and a $0.8 million increase in volume-based incentives.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended June 30, 2020 and 2019 and Table 11 presents the major components of noninterest expense for the six months ended June 30, 2020 and 2019:

Noninterest Expense				Table 10
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$42,414	$42,185	$229	1%
Contracted services and professional fees	15,478	14,303	1,175	8
Occupancy	7,302	7,286	16	—
Equipment	5,207	4,544	663	15
Regulatory assessment and fees	2,100	2,149	(49)	(2)
Advertising and marketing	1,402	1,980	(578)	(29)
Card rewards program	5,163	7,664	(2,501)	(33)
Other	12,384	13,179	(795)	(6)
Total noninterest expense	$91,450	$93,290	$(1,840)	(2)%

Noninterest Expense				Table 11
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$87,243	$87,045	$198	—%
Contracted services and professional fees	31,533	27,948	3,585	13
Occupancy	14,545	14,272	273	2
Equipment	9,915	8,828	1,087	12
Regulatory assessment and fees	4,046	3,596	450	13
Advertising and marketing	3,225	3,946	(721)	(18)
Card rewards program	12,178	14,396	(2,218)	(15)
Other	25,231	25,882	(651)	(3)
Total noninterest expense	$187,916	$185,913	$2,003	1%

Total noninterest expense was $91.5 million for the three months ended June 30, 2020, a decrease of $1.8 million or 2% as compared to the same period in 2019. Total noninterest expense was $187.9 million for the six months ended June 30, 2020, an increase of $2.0 million or 1% as compared to the same period in 2019.

Salaries and employee benefits expense was $42.4 million for the three months ended June 30, 2020, an increase of $0.2 million or 1% as compared to the same period in 2019. Salaries and employee benefits expense was $87.2 million for the six months ended June 30, 2020, an increase of $0.2 million or less than 1% as compared to the same period in 2019.

Contracted services and professional fees were $15.5 million for the three months ended June 30, 2020, an increase of $1.2 million or 8% as compared to the same period in 2019. This increase was primarily due to a $1.0 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements. Contracted services and professional fees were $31.5 million for the six months ended June 30, 2020, an increase of $3.6 million or 13% as compared to the same period in 2019. This increase was primarily due to a $2.1 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements, a $1.0 million increase in outside services, primarily attributable to marketing and new customer services, and a $0.6 million increase in audit, legal and consultant fees.

Occupancy expense was $7.3 million for three months ended June 30, 2020, a minimal change as compared to the same period in 2019. Occupancy expense was $14.5 million for the six months ended June 30, 2020, an increase of $0.3 million or 2% as compared to the same period in 2019.

Equipment expense was $5.2 million for the three months ended June 30, 2020, an increase of $0.7 million or 15% as compared to the same period in 2019. This increase was primarily due to a $0.6 million increase in furniture and equipment depreciation expense. Equipment expense was $9.9 million for the six months ended June 30, 2020, an increase of $1.1 million or 12% as compared to the same period in 2019. This increase was primarily due to a $0.6 million increase in furniture and equipment depreciation expense and a $0.3 million increase in technology-related license and maintenance fees.

Regulatory assessment and fees were $2.1 million for the three months ended June 30, 2020, a minimal change as compared to the same period in 2019. Regulatory assessment and fees were $4.0 million for the six months ended June 30, 2020, an increase of $0.5 million or 13% as compared to the same period in 2019.

Advertising and marketing expense was $1.4 million for the three months ended June 30, 2020, a decrease of $0.6 million or 29% as compared to the same period in 2019. This decrease was primarily due to a $0.3 million decrease due to higher vendor reimbursements and a $0.3 million decrease in advertising costs. Advertising and marketing expense was $3.2 million for the six months ended June 30, 2020, a decrease of $0.7 million or 18% as compared to the same period in 2019. This decrease was primarily due to a $0.5 million decrease in advertising costs and a $0.2 million decrease due to higher vendor reimbursements.

Card rewards program expense was $5.2 million for the three months ended June 30, 2020, a decrease of $2.5 million or 33% as compared to the same period in 2019. This decrease was primarily due to a $1.4 million decrease in priority rewards card redemptions, a $0.7 million decrease in interchange fees paid to our credit card partners and a $0.3 million decrease in credit card cash reward redemptions. Card rewards program expense was $12.2 million for the six months ended June 30, 2020, a decrease of $2.2 million or 15% as compared to the same period in 2019. This decrease was primarily due to a $1.4 million decrease in priority rewards card redemptions, a $0.5 million decrease in credit card cash reward redemptions and a $0.3 million decrease in interchange fees paid to our credit card partners.

Other noninterest expense was $12.4 million for the three months ended June 30, 2020, a decrease of $0.8 million or 6% as compared to the same period in 2019. This decrease was primarily due to a $0.5 million decrease in net periodic benefit costs. Other noninterest expense was $25.2 million for the six months ended June 30, 2020, a decrease of $0.7 million or 3% as compared to the same period in 2019. This decrease was primarily due to a $0.9 million decrease in net periodic benefit costs.

Provision for Income Taxes

The provision for income taxes was $6.5 million (an effective tax rate of 24.58%) for the three months ended June 30, 2020, compared with the provision for income taxes of $24.8 million (an effective tax rate of 25.50%) for the same period in 2019. The provision for income taxes was $17.9 million (an effective tax rate of 23.32%) for the six months ended June 30, 2020, compared with the provision for income taxes of $48.7 million (an effective tax rate of 25.50%) for the same period in 2019. The reduction in the effective tax rates for the three and six months ended June 30, 2020, compared to the same periods in 2019, was primarily due to the reduction of pretax income, which resulted in the tax credits, tax-exempt income and other tax benefit items to have proportionately higher impacts on the effective tax rates. In addition, the reduction in the effective tax rate for the six months ended June 30, 2020 also stemmed from a state tax settlement with BNP Paribas USA, Inc. related to periods during which the Company was included in the state combined returns of BNP Paribas USA, Inc.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and six months ended June 30, 2020 and 2019. Additional information about operating segment performance is presented in “Note 18. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

In 2019, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align deposit balances within the business segment that directly manages them. Specifically, certain deposit balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select deposit balances affected net interest income, net interest income after provision for credit losses, noninterest income, provision for income taxes and net income. The Company has reported its selected financial information using the new deposit balance alignments for the three and six months ended June 30, 2020. The Company has restated the selected financial information for the three and six months ended June 30, 2019 in order to conform with the current presentation.

Additionally, during the fourth quarter of 2019, the Company changed its assumptions embedded in allocating deposit costs to business segments. The Company has reported its selected financial information using the new deposit cost assumptions starting with the fourth quarter of 2019.

Business Segment Net Income				Table 12
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Retail Banking	$27,037	$52,178	$54,064	$105,488
Commercial Banking	4,342	23,599	11,618	46,129
Treasury and Other	(11,330)	(3,344)	(6,768)	(9,260)
Total	$20,049	$72,433	$58,914	$142,357

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

Net income for the Retail Banking segment was $27.0 million for the three months ended June 30, 2020, a decrease of $25.1 million or 48% as compared to the same period in 2019. The decrease in net income for the Retail Banking segment was primarily due to a $22.6 million increase in the Provision, an $11.6 million decrease in net interest income and a $1.2 million decrease in noninterest income, partially offset by a $8.3 million decrease in the provision for income taxes and a $1.9 million decrease in noninterest expense. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the impact that we expect it to have on our customers. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio. The decrease in noninterest income was primarily due to decreases in overdraft and checking account fees and other services charges and fees, partially offset by higher gains on the sale of residential mortgage loans. The decrease in the provision for income tax was primarily due to lower pretax income. The decrease in noninterest expense was primarily due to a decrease in salaries and employee benefits expense.

Net income for the Retail Banking segment was $54.1 million for the six months ended June 30, 2020, a decrease of $51.4 million or 49% as compared to the same period in 2019. The decrease in net income for the Retail Banking segment was primarily due to a $40.1 million increase in the Provision, a $28.9 million decrease in net interest income and a $2.6 million increase in noninterest expense, partially offset by a $18.9 million decrease in the provision for income taxes and a $1.3 million increase in noninterest income. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the impact that we expect it to have on our customers. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio, as well as higher transfer pricing charges related to the residential loans portfolio. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and an increase in contracted services and professional fees, partially offset by a decrease in salaries and benefits expense. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to higher gains on the sale of residential mortgage loans and an increase in trust and investment services income, partially offset by decreases in other service charges and fees and overdraft and checking account fees.

The increase in total assets for the Retail Banking segment was primarily due to PPP loans during the six months ended June 30, 2020.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, residential and commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $4.3 million for the three months ended June 30, 2020, a decrease of $19.3 million or 82% as compared to the same period in 2019. The decrease in net income for the Commercial Banking segment was primarily due to a $23.1 million increase in the Provision and a $1.9 million decrease in net interest income, partially offset by a $7.1 million decrease in the provision for income taxes. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the expected impact that it will have on our customers. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Net income for the Commercial Banking segment was $11.6 million for the six months ended June 30, 2020, a decrease of $34.5 million or 75% as compared to the same period in 2019. The decrease in net income for the Commercial Banking segment was primarily due to a $40.7 million increase in the Provision, a $2.7 million increase in noninterest expense, a $2.1 million decrease in net interest income and a $1.3 million decrease in noninterest income, partially offset by a $12.4 million decrease in the provision for income taxes. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the expected impact that it will have on our customers. The increase in noninterest expense was primarily due to increases in contracted services and professional fees, salaries and benefits expense, other taxes and higher overall expenses that were allocated to the Commercial Banking segment, partially offset by a decrease in card reward expenses. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio. The decrease in noninterest income was primarily due to a decrease in credit and debit card fees, partially offset by an increase in customer-related swap fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

The decrease in total assets for the Commercial Banking segment was primarily due to decreases in our Shared National Credits and dealer flooring portfolios, partially offset by higher draws on lines by existing customers and PPP loans during the six months ended June 30, 2020.

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

Net loss for the Treasury and Other segment was $11.3 million for the three months ended June 30, 2020, an increase in loss of $8.0 million as compared to the same period in 2019. The increase in the net loss was primarily due to a $6.0 million increase in the Provision, a $4.3 million increase in net interest expense and a $1.2 million decrease in noninterest income, partially offset by a $2.8 million increase in the benefit for income taxes. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the expected impact that it will have on our customers. The increase in net interest expense was primarily due to lower earnings credits as a result of lower average yields in our loan portfolio and lower average yields in our investment securities portfolio, partially offset by a decrease in transfer pricing charges as a result of lower yields on our deposit portfolio. The decrease in noninterest income was primarily due to decreases in credit and debit card fees and overdraft and checking account fees, partially offset by an increase in BOLI income. The increase in the benefit for income taxes was primarily due to the increase in pretax loss.

Net loss for the Treasury and Other segment was $6.8 million for the six months ended June 30, 2020, a decrease in loss of $2.5 million or 27% as compared to the same period in 2019. The decrease in net loss was primarily due to a $6.9 million increase in net interest income and a $3.3 million decrease in noninterest expense, partially offset by a $6.3 million increase in the Provision and a $1.0 million decrease in noninterest income. The increase in net interest income was primarily due to a decrease in transfer pricing charges as a result of lower yields on our deposit portfolio, partially offset by lower earnings credits as a result of lower average yields in our loan portfolio and lower average yields in our investment securities portfolio. The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment, as well as lower other taxes and pension-related expenses, partially offset by an increase in salaries and employee benefits expense and equipment expenses. The increase in the Provision was primarily due to the adjustment related to COVID-19 and the expected impact that it will have on our customers. The decrease in noninterest income was primarily due to decreases in credit and debit card fees, overdraft and checking account fees, BOLI income, customer-related rate swap fees and market adjustments for foreign exchange transactions, partially offset by a decrease in net losses on the sale of investment securities as a result of the investment portfolio restructuring and sale of 48 investment securities in January 2019.

The increase in total assets for the Treasury and Other segment was primarily due to increases in interest-bearing deposits in other banks and investment securities portfolio during the six months ended June 30, 2020.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of June 30, 2020 and December 31, 2019, cash and cash equivalents were $1.9 billion and $0.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The estimated fair value of our available-for-sale investment securities were $5.1 billion and $4.1 billion as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of June 30, 2020, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.2 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of June 30, 2020, we had borrowing capacity of $1.9 billion from the FHLB and $982.0 million from the FRB based on the amount of collateral pledged. As of December 31, 2019, we had borrowing capacity of $1.7 billion from the FHLB and $596.8 million from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $17.0 billion and $15.1 billion as of June 30, 2020 and December 31, 2019, which represented 88% and 92%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and capital to be returned to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, short- and long-term borrowings and the issuance of long-term debt and equity securities. At the start of the pandemic, we increased our liquidity position through additional public time deposits in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs. As of June 30, 2020, we maintained these higher levels of liquidity.

Investment Securities

Table 13 presents the estimated fair value of our available-for-sale investment securities portfolio as of June 30, 2020 and December 31, 2019:

Investment Securities		Table 13
	June 30,	December 31,
(dollars in thousands)	2020	2019
U.S. Treasury and government agency debt securities	$94,918	$29,888
Government-sponsored enterprises debt securities	—	101,439
Mortgage-backed securities:
Residential - Government agency	232,617	291,209
Residential - Government-sponsored enterprises	390,912	399,492
Commercial - Government agency	629,679	—
Commercial - Government-sponsored enterprises	322,996	101,719
Collateralized mortgage obligations:
Government agency	1,926,584	2,381,278
Government-sponsored enterprises	1,538,069	770,619
Total available-for-sale securities	$5,135,775	$4,075,644

Table 14 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of June 30, 2020:

Maturities and Weighted-Average Yield on Securities(1)											Table 14
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of June 30, 2020
Available-for-sale securities
U.S. Treasury and government agency debt securities	$—	—%	$30.4	0.81%	$—	—%	$64.0	1.10%	$94.4	1.00%	$94.9
Mortgage-backed securities(2):
Residential - Government agency	—	—	224.8	2.46	—	—	—	—	224.8	2.46	232.6
Residential - Government-sponsored enterprises	—	—	327.3	2.59	47.8	2.43	—	—	375.1	2.57	390.9
Commercial - Government agency	—	—	498.3	2.33	109.3	1.71	5.2	2.04	612.8	2.22	629.7
Commercial - Government-sponsored enterprises	—	—	27.7	2.99	284.6	1.85	—	—	312.3	1.95	323.0
Collateralized mortgage obligations(2):
Government agency	30.4	1.71	1,644.6	1.87	150.6	1.25	62.1	1.38	1,887.7	1.80	1,926.6
Government-sponsored enterprises	73.5	2.20	765.1	1.80	679.7	1.47	—	—	1,518.3	1.67	1,538.1
Total available-for-sale securities as of June 30, 2020	$103.9	2.05%	$3,518.2	2.02%	$1,272.0	1.59%	$131.3	1.27%	$5,025.4	1.90%	$5,135.8
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $5.1 billion as of June 30, 2020, an increase of $1.1 billion or 26% compared to December 31, 2019. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision.

As of June 30, 2020, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.5 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $1.6 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and a municipal housing authority and $94.9 million in debt securities issued by the U.S Treasury and government agencies (US International Development Finance Corporation bonds).

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

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the three and six months ended June 30, 2020, we did not record any credit losses related to our investment securities portfolio.

Gross unrealized gains in our investment securities portfolio were $111.9 million and $19.0 million as of June 30, 2020 and December 31, 2019, respectively. Gross unrealized losses in our investment securities portfolio were $1.6 million and $24.0 million as of June 30, 2020 and December 31, 2019, respectively. The increase in unrealized gains in our investment securities portfolio was primarily due to lower market interest rates as of June 30, 2020, relative to December 31, 2019, resulting in a higher valuation. The increase in unrealized gain positions was primarily related to our mortgage-backed securities and collateralized mortgage obligations, the fair values of which are sensitive to changes in market interest rates.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of June 30, 2020 and December 31, 2019, we held FHLB stock of $26.1 million and $34.1 million, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of June 30, 2020 and December 31, 2019:

Loans and Leases		Table 15
	June 30,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$3,423,708	$2,743,242
Commercial real estate	3,423,499	3,463,953
Construction	617,935	519,241
Residential:
Residential mortgage	3,691,950	3,768,936
Home equity line	876,491	893,239
Total residential	4,568,441	4,662,175
Consumer	1,492,160	1,620,556
Lease financing	238,287	202,483
Total loans and leases	$13,764,030	$13,211,650

Total loans and leases were $13.8 billion as of June 30, 2020, an increase of $552.4 million or 4% from December 31, 2019 with increases in commercial and industrial loans, construction loans and lease financing. The increase in total loans and leases was primarily due to our participation in the PPP which had a total amortized cost basis of $916.4 million as of June 30, 2020. While we have not experienced declines in our loan portfolio in the second quarter, it is possible that the effects of COVID-19 on the economy could result in less demand for our loan products.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.4 billion as of June 30, 2020, an increase of $680.5 million or 25% from December 31, 2019. This increase was primarily due to PPP loans totaling $916.4 million, offset by decreases in our Shared National Credits and dealer flooring portfolios during the six months ended June 30, 2020.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.4 billion as of June 30, 2020, a decrease of $40.5 million or 1% from December 31, 2019. This decrease was primarily due to a payoff of a commercial real estate loan totaling $50.0 million during the six months ended June 30, 2020.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $617.9 million as of June 30, 2020, an increase of $98.7 million or 19% from December 31, 2019. The increase in construction loans stemmed from various disbursements of project loans during the six months ended June 30, 2020.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.6 billion as of June 30, 2020, a decrease of $93.7 million or 2% from December 31, 2019. Our portfolio of residential real estate loans declined due to the sale of $132.0 million in residential mortgages during the six months ended June 30, 2020.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.5 billion as of June 30, 2020, a decrease of $128.4 million or 8% from December 31, 2019. The decrease in consumer loans was primarily due to decreases in credit card balances and indirect automobile loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $238.3 million as of June 30, 2020, an increase of $35.8 million or 18% from December 31, 2019. The increase in lease financing was due to portfolio growth in our commercial single investor leases.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 16 presents the recorded investment in our loan and lease portfolio as of June 30, 2020 by rate type:

Loans and Leases by Rate Type								Table 16
	June 30, 2020
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$245,967	$1,836,507	$—	$26,535	$2,109,009	$12,875	$1,301,824	$3,423,708
Commercial real estate	31,234	2,063,991	337	917,401	3,012,963	89,838	320,698	3,423,499
Construction	38,741	450,105	33	34,202	523,081	984	93,870	617,935
Residential:
Residential mortgage	24,177	154,551	94,848	56,494	330,070	380,224	2,981,656	3,691,950
Home equity line	336,901	—	17,460	—	354,361	522,078	52	876,491
Total residential	361,078	154,551	112,308	56,494	684,431	902,302	2,981,708	4,568,441
Consumer	305,272	18,861	1,514	110	325,757	3,761	1,162,642	1,492,160
Lease financing	—	—	—	—	—	—	238,287	238,287
Total loans and leases	$982,292	$4,524,015	$114,192	$1,034,742	$6,655,241	$1,009,760	$6,099,029	$13,764,030

% by rate type at June 30, 2020	7%	33%	1%	8%	49%	7%	44%	100%

Tables 17 and 18 present the geographic distribution of our loan and lease portfolio as of June 30, 2020 and December 31, 2019:

Geographic Distribution of Loan and Lease Portfolio					Table 17
	June 30, 2020
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,975,998	$1,184,445	$215,470	$47,795	$3,423,708
Commercial real estate	2,221,441	804,164	397,656	238	3,423,499
Construction	282,487	330,326	5,122	—	617,935
Residential:
Residential mortgage	3,568,419	2,446	121,085	—	3,691,950
Home equity line	845,095	73	31,323	—	876,491
Total residential	4,413,514	2,519	152,408	—	4,568,441
Consumer	1,100,888	19,826	370,284	1,162	1,492,160
Lease financing	88,081	139,141	11,065	—	238,287
Total Loans and Leases	$10,082,409	$2,480,421	$1,152,005	$49,195	$13,764,030
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 18
	December 31, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,270,997	$1,285,340	$140,929	$45,976	$2,743,242
Commercial real estate	2,289,626	768,314	405,720	293	3,463,953
Construction	261,089	253,577	4,575	—	519,241
Residential:
Residential mortgage	3,642,251	2,708	123,977	—	3,768,936
Home equity line	861,079	78	32,082	—	893,239
Total residential	4,503,330	2,786	156,059	—	4,662,175
Consumer	1,202,762	22,521	393,045	2,228	1,620,556
Lease financing	85,842	110,630	6,011	—	202,483
Total Loans and Leases	$9,613,646	$2,443,168	$1,106,339	$48,497	$13,211,650
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes commercial leveraged and single investor lease financing activities both in Hawaii and on the U.S. mainland.  However, no new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Our consumer lending activities are concentrated primarily in Hawaii and, to a smaller extent, in Guam and Saipan.

Table 19 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of June 30, 2020:

Maturities for Selected Loan Categories(1)				Table 19
	June 30, 2020
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$987,725	$2,189,928	$246,055	$3,423,708
Construction	274,976	274,491	68,468	617,935
Total Selected Loans	$1,262,701	$2,464,419	$314,523	$4,041,643

Total of loans with:
Adjustable interest rates	$1,151,666	$1,262,168	$218,256	$2,632,090
Hybrid interest rates	696	4,872	8,291	13,859
Fixed interest rates	110,339	1,197,379	87,976	1,395,694
Total Selected Loans	$1,262,701	$2,464,419	$314,523	$4,041,643
(1)	Based on contractual maturities.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 20 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2020 and December 31, 2019:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 20
	June 30,	December 31,
(dollars in thousands)	2020	2019
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$11,559	$32
Commercial real estate	13,168	30
Construction	2,043	—
Total Commercial Loans	26,770	62
Residential Loans:
Residential mortgage	6,059	5,406
Total Residential Loans	6,059	5,406
Total Non-Accrual Loans and Leases	32,829	5,468
Other Real Estate Owned ("OREO")	446	319
Total Non-Performing Assets	$33,275	$5,787

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$2,309	$1,429
Commercial real estate	900	1,013
Construction	248	2,367
Total Commercial Loans	3,457	4,809
Residential Loans:
Residential mortgage	—	74
Home equity line	4,496	2,995
Total Residential Loans	4,496	3,069
Consumer	2,167	4,272
Total Accruing Loans and Leases Past Due 90 Days or More	$10,120	$12,150

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$11,182	$14,493
Total Loans and Leases	$13,764,030	$13,211,650

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.24%	0.04%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.24%	0.04%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.32%	0.14%

Table 21 presents the activity in Non-Performing Assets (“NPAs”) for the six months ended June 30, 2020:

Non-Performing Assets	Table 21
Six Months Ended June 30,
(dollars in thousands)	2020
Balance at beginning of period	$5,787
Additions	48,487
Reductions
Payments	(3,712)
Return to accrual status	(567)
Sales of other real estate owned	(319)
Charge-offs/write-downs	(16,401)
Total Reductions	(20,999)
Balance at end of period	$33,275

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

Total NPAs were $33.3 million as of June 30, 2020, an increase of $27.5 million or 475% from December 31, 2019. The ratio of our NPAs to total loans and leases and other real estate owned was 0.24% as of June 30, 2020, an increase of 20 basis points from December 31, 2019. The increase in total NPAs was primarily due to a $13.1 million increase in commercial real estate non-accrual loans, a $11.5 million increase in commercial and industrial non-accrual loans and a $2.0 million increase in construction  non-accrual loans.

As of June 30, 2020, commercial real estate non-accrual loans were $13.2 million, an increase of $13.1 million from December 31, 2019. This increase was primarily due to an addition of a $15.1 million commercial real estate loan, partially offset by a $2.7 million charge-off. The increase in commercial real estate non-accruals loans was primarily due to the impact of COVID-19 and the shut-down of the tourism industry in Hawaii.

As of June 30, 2020, commercial and industrial non-accrual loans were $11.6 million, an increase of $11.5 million from December 31, 2019. This increase was primarily due to additions in commercial and industrial loans totaling $27.8 million, partially offset by $13.3 million in charge-offs and $3.0 million in payments. The increase in commercial and industrial non-accruals loans was primarily due to the impact of COVID-19 and the shut-down of the tourism industry in Hawaii.

As of June 30, 2020, construction non-accrual loans were $2.0 million, an increase of $2.0 million or 100% from December 31, 2019. This increase was primarily due to the addition of one construction non-accrual loan of $2.2 million, partially offset by a $0.4 million charge-off.

As of June 30, 2020, residential mortgage non-accrual loans were $6.1 million, an increase of $0.7 million or 12% from December 31, 2019. As of June 30, 2020, our residential mortgage non-accrual loans were comprised of 36 loans with a weighted average current LTV ratio of 51%.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of June 30, 2020, other real estate owned was $0.4 million which was comprised of one residential real estate property.  As of December 31, 2019, other real estate owned was $0.3 million which was comprised of two residential real estate properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $10.1 million as of June 30, 2020, a decrease of $2.0 million or 17% as compared to December 31, 2019. Construction and consumer loans that were past due 90 days or more and still accruing interest both decreased by $2.1 million during the six months ended June 30, 2020. This was partially offset by increases of $1.5 million and $0.9 million in home equity lines and commercial and industrial loans, respectively, that were past due 90 days or more and still accruing interest during the six months ended June 30, 2020.

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

Impaired loans were $44.7 million and $20.6 million as of June 30, 2020 and December 31, 2019, respectively. These impaired loans had a related ACL of $1.6 million and $0.2 million as of June 30, 2020 and December 31, 2019. The increase in impaired loans during the six months ended June 30, 2020 was primarily due to increases in commercial real estate, commercial and industrial and construction loans of $13.1 million, $10.2 million and $1.8 million, respectively, partially offset by a decrease in residential mortgage loans of $1.2 million. The impaired loan balance is further decreased by charge-

offs and paydowns. As of June 30, 2020 and December 31, 2019, we recorded charge-offs of $17.0  million and $0.6 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of June 30, 2020 had been accrued under the original terms, approximately $0.5 million and $0.6 million in additional interest income would have been recorded during  the three and six months ended June 30, 2020, respectively, compared to nil and $0.1 million in additional interest income that would have been recorded for the same periods in 2019. Actual interest income recorded on these loans was $0.1 million for both the three and six months ended June 30, 2020, compared to $0.4 million and $0.9 million, respectively, for the same periods in 2019.

COVID-19 Financial Hardship Relief Programs

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, we have been offering various relief programs to assist customers who are experiencing financial hardship due to COVID-19. For example, for certain residential mortgage and commercial loans, various relief options are available on a case-by-case basis, including payment deferrals for up to six months. For certain consumer loans, loan assistance is being offered in the form of payment deferrals for up to three months, which extends the term of the loan by the number of months deferred, and interest will continue to accrue on the principal balance. The short-term modifications for payment deferrals, extensions of repayment terms, or delays in payment described above that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not required to be accounted for and disclosed as TDRs under GAAP. Please see “Note 4. Allowance for Credit Losses” in the notes to our unaudited interim consolidated financial statements for further discussion on short-term modifications.

Table 22 presents information on our loans and leases that received payment deferrals under our COVID-19 financial hardship relief programs as of June 30, 2020:

Loans and Leases Receiving Payment Deferrals under COVID-19 Financial Hardship Relief Programs		Table 22
	June 30, 2020
	Number of Loans	Amortized
(dollars in thousands)	and Leases	Cost Basis
Loans and Leases Receiving Payment Deferrals under COVID-19 Financial Hardship Relief Programs
Commercial and industrial	1,433	$931,111
Commercial real estate	434	1,179,280
Construction	40	66,037
Lease financing	61	10,615
Residential mortgage	1,322	564,671
Consumer	17,898	275,625
Total Loans and Leases Receiving Payment Deferrals under COVID-19 Financial Hardship Relief Programs	21,188	$3,027,339
Total Loans and Leases		$13,764,030

Ratio of Loans and Leases Receiving Payment Deferrals under COVID-19 Financial Hardship Relief Programs to Total Loans and Leases		22.0%

In addition to the relief programs described above, we have been also participating in the PPP offered by the U.S. Small Business Administration (“SBA”). The PPP is intended to help small businesses impacted by the COVID-19 pandemic by providing “fully forgivable” loans for up to $10 million to cover up to 24 weeks of payroll expenses, including employee benefits, and can also be used to make mortgage interest, rent and utility payments. PPP loans have a fixed interest rate of one percent per annum and a maturity date of up to five years, with the ability to prepay the loan in full without penalty. The first payment is deferred for 10 months or until compensation is received for forgiven amounts, and interest will continue to accrue during the initial deferment period. The borrower may apply with the Bank for loan forgiveness of the amount due on the loan in an amount equal to payroll, employee benefits, mortgage interest, rent and utility costs incurred during the 24-week period, subject to limitations, in accordance with the PPP and CARES Act. Because the purpose of the PPP is to help small businesses keep their workers employed and paid, if the business spends less than 60% of loan proceeds on payroll costs, uses the loan proceeds for non-payroll costs that are not related to mortgage interest, rent or utility payments, or significantly reduces its employee count or compensation levels without qualifying for other exceptions, a portion of the loan will not be forgiven, and the business will be required to repay that portion of the loan to the Bank over the remaining term of the loan.

Table 23 presents information on our PPP loans outstanding as of June 30, 2020 to borrowers operating in industries greatly impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry		Table 23
	June 30, 2020
	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	596	$110,711
Automobile dealers	77	63,867
Retail	520	59,765
Hospitality/Hotel	94	56,481
Transportation	165	35,573
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	1,452	326,397
All other industries (1)	4,564	589,999
Total PPP Loans Outstanding (2)	6,016	$916,396
Total Loans and Leases		$13,764,030

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		2.4%
Ratio of PPP Loans Outstanding to Total Loans and Leases		6.7%
(1)	"All other industries" represent borrowers that received PPP loans that did not operate in the five high impact industries listed above, which is primarily comprised of the construction, health care, and professional services industries.
(2)	Outstanding loan balances are reported net of deferred loan costs and fees of $2.6 million and $27.4 million at June 30, 2020, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 24 presents information on loans whose terms have been modified in a TDR as of June 30, 2020 and December 31, 2019:

Loans Modified in a Troubled Debt Restructuring		Table 24
	June 30,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$3,609	$4,919
Commercial real estate	675	692
Total commercial	4,284	5,611
Residential mortgage	7,865	10,487
Total	$12,149	$16,098

Loans modified in a TDR were $12.1 million as of June 30, 2020, a decrease of $3.9 million or 25% from December 31, 2019. This decrease was primarily due to decreases in residential mortgage loans of $2.6 million and commercial and industrial loans of $1.3 million. As of June 30, 2020, $11.2 million or 92% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

We adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments on January 1, 2020. This guidance changes the accounting for credit losses from an “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within a loan portfolio to an “expected loss” model, which estimates a loss based on losses expected to be recorded over the life of the loan portfolio.

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

Table 25 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses				Table 25
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$166,013	$141,546	$130,530	$141,718
Adjustment to Adopt ASC Topic 326	—	—	770	—
After Adoption of ASC Topic 326	166,013	141,546	131,300	141,718
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(13,974)	(2,000)	(14,175)	(2,000)
Commercial real estate	(2,723)	—	(2,723)	—
Construction	(379)	—	(379)	—
Lease financing	—	—	—	(24)
Total Commercial Loans	(17,076)	(2,000)	(17,277)	(2,024)
Residential Loans:
Residential mortgage	(14)	—	(14)	—
Home equity line	—	—	(8)	—
Total Residential Loans	(14)	—	(22)	—
Consumer	(8,907)	(7,505)	(17,504)	(16,103)
Total Loans and Leases Charged-Off	(25,997)	(9,505)	(34,803)	(18,127)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	100	25	320	62
Commercial real estate	—	32	—	63
Construction	30	—	140	—
Total Commercial Loans	130	57	460	125
Residential Loans:
Residential mortgage	17	118	152	336
Home equity line	8	67	130	99
Total Residential Loans	25	185	282	435
Consumer	2,456	2,382	4,539	4,834
Total Recoveries on Loans and Leases Previously Charged-Off	2,611	2,624	5,281	5,394
Net Loans and Leases Charged-Off	(23,386)	(6,881)	(29,522)	(12,733)
Provision for Credit Losses - Loans and Leases	49,493	3,870	90,342	9,550
Balance at End of Period	$192,120	$138,535	$192,120	$138,535
Average Loans and Leases Outstanding	$13,956,669	$13,209,655	$13,574,048	$13,142,057
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.67%	0.21%	0.44%	0.20%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.40%	1.04%	1.40%	1.04%
(1)	Annualized for the three and six months ended June 30, 2020 and 2019.

Tables 26 and 27 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2020 and December 31, 2019:

Allocation of the Allowance for Credit Losses by Loan and Lease Category	Table 26
	June 30,	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$21,299	$28,975
Commercial real estate	53,122	22,325
Construction	5,276	4,844
Lease financing	3,837	424
Total commercial	83,534	56,568
Residential mortgage	33,874	29,303
Home equity line	7,635	9,876
Total residential	41,509	39,179
Consumer	67,077	34,644
Unallocated	—	139
Total Allowance for Credit Losses for Loans and Leases	$192,120	$130,530

Allocation of the Allowance for Credit Losses by Loan and Lease Category				Table 27
	June 30,		December 31,
	2020		2019
	Allocated	Loan	Allocated	Loan
	ACL as	category as	ACL as	category as
(as a percentage of total loans	% of loan or	% of total	% of loan or	% of total
and leases outstanding)	lease category	loans and leases	lease category	loans and leases
Commercial and industrial	0.62%	24.88%	1.06%	20.76%
Commercial real estate	1.55	24.87	0.64	26.22
Construction	0.85	4.49	0.93	3.93
Lease financing	1.61	1.73	0.21	1.53
Total commercial	1.08	55.97	0.82	52.44
Residential mortgage	0.92	26.82	0.78	28.53
Home equity line	0.87	6.37	1.11	6.76
Total residential	0.91	33.19	0.84	35.29
Consumer	4.50	10.84	2.14	12.27
Total	1.40%	100.00%	0.99%	100.00%

As of June 30, 2020, the ACL was $192.1 million or 1.40% of total loans and leases outstanding, compared with an ACL of $130.5 million or 0.99% of total loans and leases outstanding as of December 31, 2019. The level of the ACL was commensurate with the adverse impacts that COVID-19 is having on the Hawaii and global economy.

Net charge-offs of loans and leases were $23.4 million, or 0.67% of total average loans and leases on an annualized basis, for the three months ended June 30, 2020 compared to $6.9 million or 0.21% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2019. Net charge-offs in our commercial lending portfolio were $16.9 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively. The increase in net charge-offs in our commercial lending portfolio was primarily due to $16.0 million in charge-offs related to several loans that have been adversely impacted by the shut-down of the tourism industry in Hawaii. Net recoveries in our residential lending portfolio were nil and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Net charge-offs in our consumer lending portfolio were $6.5 million and $5.1 million for the three months ended June 30, 2020 and 2019, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $29.5 million, or 0.44% of total average loans and leases on an annualized basis, for the six months ended June 30, 2020 compared to $12.7 million or 0.20% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2019. Net charge-offs in our commercial lending portfolio were $16.8 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase in net charge-offs in our commercial lending portfolio was primarily due to $16.0 million in charge-offs related to several loans that have been adversely impacted by the shut-down of the tourism industry in Hawaii. Net recoveries in our residential lending portfolio were $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $13.0 million and $11.3 million for the six months ended June 30, 2020 and 2019, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The increase in the ACL during the second quarter of 2020 was primarily due to the adverse economic impact that COVID-19 is having and is expected to continue to have on the global, national and local economies. Business closures and the ripple effect it has had and will continue to have on unemployment filings is expected to impact the ability of our borrowers to continue to remain current on their loans and leases. As noted earlier, a significant number of our customers (primarily individuals and small businesses) have taken advantage of payment deferral programs in assisting them while they may be temporarily unemployed or where their businesses have closed. We continue to monitor the length and severity of the shut-down of our tourism industry and the re-opening of the Hawaii economy under new guidelines. Once these measures are relaxed, we expect that local consumption of goods and services will begin to resume over an extended period of time. Additionally, the timing and significance of any return of air travel and the Hawaii tourism industry is highly uncertain and is dependent upon the number of cases declining around the globe.

As of June 30, 2020, the higher allocation of our ACL to our commercial and consumer portfolio segments and the lower allocation to our residential portfolio segment (which is secured by real estate), is primarily due to expected credit losses related to COVID-19 and the impact that it will have on the Hawaii economy, local businesses and our customers. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both June 30, 2020 and December 31, 2019. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment at a reporting unit level. Determining the amount of goodwill impairment, if any, includes assessing the fair value of the reporting unit and comparing it to the carrying amount of the reporting unit. There was no impairment in our goodwill for the three and six months ended June 30, 2020. Future events, or the continued adverse effect of ongoing events, including the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

Other Assets

Other assets were $576.5 million as of June 30, 2020, an increase of $85.9 million or 18% from December 31, 2019. This increase was primarily due to a $107.0 million increase in interest rate swap agreements and a $31.0 million increase in prepaid assets, partially offset by a $30.6 million decrease in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 28 presents the composition of our deposits as of June 30, 2020 and December 31, 2019:

Deposits		Table 28
	June 30,	December 31,
(dollars in thousands)	2020	2019
Demand	$6,880,091	$5,880,072
Savings	5,727,367	4,998,933
Money Market	3,247,511	3,055,832
Time	3,506,665	2,510,157
Total Deposits(1)	$19,361,634	$16,444,994
(1)	Public deposits were $2.4 billion as of June 30, 2020, an increase of $1.4 billion compared to December 31, 2019.

Total deposits were $19.4 billion as of June 30, 2020, an increase of $2.9 billion or 18% from December 31, 2019. The increase in deposit balances stemmed from a $1.0 billion increase in public time deposit balances, a $1.0 billion increase in demand deposit balances and a $728.4 million increase in savings deposit balances. We increased our liquidity position in anticipation of a surge in funding needs, primarily due to our participation in the PPP.

Short-term and Long-term Borrowings

As of June 30, 2020 and December 31, 2019, short-term borrowings were $200.0 million and $400.0 million, respectively. These short-term FHLB fixed-rate advances have a weighted average interest rate of 2.88% and 2.84%, respectively. The remaining short-term FHLB fixed-rate advance (as of June 30, 2020) matured in July 2020.

Long-term borrowings were $200.0 million as of both June 30, 2020 and December 31, 2019. The Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of June 30, 2020 and December 31, 2019, the available remaining borrowing capacity with the FHLB was $1.9 billion and $1.7 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of June 30, 2020 and December 31, 2019.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $122.1 million as of June 30, 2020, an increase of $0.1 million from December 31, 2019. This increase was primarily due to net periodic benefit costs for the six months ended June 30, 2020 of $4.3 million, offset by payments of $4.2 million.

See “Note 16. Noninterest Income and Noninterest Expense” contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of June 30, 2020, there were no aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets. As of December 31, 2019, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets were approximately $174.7 million to Japan and $162.1 million to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets as of both June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 29 below. There have been no conditions or events since June 30, 2020 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 29
	June 30,	December 31,
(dollars in thousands)	2020	2019
Stockholders' Equity	$2,701,897	$2,640,258
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive income (loss), net	52,731	(31,749)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,653,674	$1,676,515
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	174,837	131,130
Total Capital	$1,828,511	$1,807,645
Risk-Weighted Assets	$13,946,442	$14,110,799

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.86%	11.88%
Tier 1 Capital Ratio	11.86%	11.88%
Total Capital Ratio	13.11%	12.81%
Tier 1 Leverage Ratio	7.75%	8.79%

Total stockholders’ equity was $2.7 billion as of June 30, 2020, an increase of $61.6 million or 2% from December 31, 2019. The increase in stockholders’ equity was primarily due to a net gain in the fair value of our investment securities of $84.6 million and earnings for the period of $58.9 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $67.5 million, the cumulative effect adjustment of a change in an accounting principle of $12.5 million and common stock repurchased of $5.0 million during the six months ended June 30, 2020.

In July 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on September 4, 2020 to shareholders of record at the close of business on August 24, 2020.

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

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of both June 30, 2020 and December 31, 2019, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.3 billion. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2020, there was one repurchase of a residential mortgage loan of $0.3 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2020, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2020.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2020, 97% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2019.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2020, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $352,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of June 30, 2020 and December 31, 2019, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 30 presents, for the twelve months subsequent to June 30, 2020 and December 31, 2019, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of June 30, 2020 and December 31, 2019 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 30
	Static Forecast	Static Forecast
	June 30, 2020	December 31, 2019
Ramp Change in Interest Rates (basis points)
+100	6.5%	4.0%
+50	3.3	1.9
(50)	(1.7)	(2.3)
(100)	(2.3)	(4.4)

Immediate Change in Interest Rates (basis points)
+100	11.5%	8.9%
+50	5.8	4.4
(50)	(2.7)	(4.9)
(100)	(3.2)	(9.6)

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

Under the static balance sheet forecast as of June 30, 2020, our net interest income sensitivity profile is more sensitive in higher interest rate scenarios and less sensitive in lower interest rate scenarios as compared to similar forecasts as of December 31, 2019. The sensitivity impacts described above are primarily due to holding a larger federal funds position and market interest rates being lower as of June 30, 2020 as compared with December 31, 2019. A larger federal funds position has the effect of magnifying the impact of higher interest rate scenarios. Lower market interest rates have the effect of higher prepayments on loans and investment securities and reinvestments which occur at lower rates. Because market interest rates have been approaching an interest rate floor, this dampens the impact of the lower interest rate scenarios for both ramp and shock scenarios.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, and Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Date: August 3, 2020		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)