Form 10-K
period 2020-12-31
FIRST HAWAIIAN, INC.
filed 2021-02-25
CIK 36377

Com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No

As of June 30, 2020, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $2.2 billion, based on the closing sale price of $17.24 as reported on the NASDAQ Global Select Market.

As of February 23, 2021, there were 130,919,200 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Hawaiian, Inc. Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

FHI is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full-service bank headquartered in Hawaii as measured by assets, loans, deposits and net income. As of December 31, 2020, we had $22.7 billion of assets, $13.3 billion of gross loans and leases, $19.2 billion of deposits and $2.7 billion of stockholders’ equity. We generated $185.8 million of net income or diluted earnings per share of $1.43 per share for the year ended December 31, 2020.

Through the Bank, we operate a network of 54 branches in Hawaii (49 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with over $10 million of revenue, strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

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

Human Capital Resources

As of December 31, 2020, we had over 2,100 employees, which included full time employees, part time employees and temporary employees, primarily located in our key markets of Hawaii, Guam and Saipan. The average tenure of employees at our Company is 12.5 years. Through ongoing employee development, diversity in the workforce and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives. We believe our relationship with our employees to be generally good. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

Training and Development

Learning and development are foundational to our purpose as an institution. We invest in attracting, developing and retaining the best talent. Our innovative talent development and employee learning courses are woven into our strategy and corporate culture. We offer 12 leadership development programs in total and over 90 professional development courses for employees through an Online Learning Center.

Diversity and Inclusion

We believe that employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting a workforce that we believe is reflective of our customers and communities, we believe that we may better understand the financial needs of our customers and provide them with relevant financial service products.

Our commitment to diversity and inclusion starts at the top with a diverse board. As of the date of this report, our FHI Board of Directors include three women, representing 38% of directors, and five ethnically diverse individuals, representing 63% of directors. As of December 31, 2020, 66% of our employees were women, including 55% of our employees in management positions, and 88% of our workforce were ethnically diverse.

Health, Safety and Wellness

We recognize that each employee’s benefit needs may differ and have designed our benefits program to be flexible. We offer healthcare options for employees aimed at reducing out-of-pocket costs. Additionally, the Bank adapted many of its operations to enhance the health and safety of our employees due to the Coronavirus Disease (“COVID-19”) pandemic. To create greater social distancing within our facilities, we adopted work-from-home programs for hundreds of employees, allowing over 50% of our employees to work from home. Within our facilities we have also increased sanitization protocols, installed plexiglass barriers and hand-sanitizing stations, and implemented daily wellness and temperature checks for all employees. For the health and safety of everyone, we also require anyone in our facilities to social distance and wear face coverings.

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

Competition

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks, such as financial technology firms, to offer products and services traditionally provided by banks, such as automatic transfers and automatic payment systems, without the need of physical branches.

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

In August 2016, FHI completed its IPO and shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB”.

In February 2019, BNPP fully exited its ownership interest in FHI common stock.

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

Regulatory Agencies

FHI is a bank holding company under the U.S. Bank Holding Company Act of 1956 (the “BHC Act”) and has elected to be treated as a financial holding company under the BHC Act. Consequently, FHI and its subsidiaries are subject to the supervision, regulation, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The BHC Act provides generally for “umbrella” regulation of bank holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, authorizes the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

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

Enhanced Prudential Standards

The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards. As a bank holding company with less than $50 billion in total consolidated assets, the Dodd-Frank Act’s enhanced prudential standards are not applicable to FHI. Prior to the passage of the EGRRCPA, the Dodd-Frank Act and Federal Reserve rules required publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees. FHI established a risk committee in accordance with this requirement. In October 2019, the Federal Reserve adopted a rule that tailors the application of the enhanced prudential standards to BHCs per the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. Pursuant to the final rule, publicly traded bank holding companies with between $10 billion and $50 billion of total consolidated assets, including FHI, are no longer required to maintain a risk committee. However, FHI has determined that it will retain its risk committee. For bank holding companies with total consolidated assets of $100 billion or more, the applicability of the enhanced prudential standards depends on their “category,” as determined under the October 2019 tailoring rules.

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of banks and other FDIC-insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with applicable laws, including fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, the Federal Reserve will consider the extent to which a proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Under applicable laws, the Company may not be permitted to acquire any bank in Hawaii because it controls more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition.

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

Payment of Dividends and Common Stock Repurchases by the Company. As a bank holding company, the Company is subject to oversight by the Federal Reserve. In particular, the dividend policies and share repurchases of the Company are reviewed by the Federal Reserve and will be assessed against, among other things, the Company’s ability to achieve the required capital ratios under applicable capital rules (including the applicable capital conservation buffer). In addition, the Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve guidance also indicates that declaring or paying a dividend that exceeds earnings for the period (e.g., quarterly) for which the dividend is being paid could raise supervisory concerns.  See “— Regulatory Capital Requirements” below.

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

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases and certain discretionary compensation based on the amount of the shortfall and the institution’s “eligible retained income” (since March 2020, defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of net income over the preceding four quarters), with progressively more stringent constraints as the Company approaches the minimum ratios.

The Capital Rules provide for a number of deductions from and adjustments to CET1 that were phased-in. These include, for example, the requirement that mortgage servicing rights (“MSRs”), certain deferred tax assets (“DTAs”) and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In November 2017, the federal bank regulators revised the Capital Rules to extend the transitional treatment of MSRs, certain DTAs, investments in non-consolidated financial entities and minority interests for non-advanced approaches banking organizations (the “Transition Rules”), including the Company and FHB.

In July 2019, the federal bank regulators adopted rules intended to revise and simplify the capital treatment for MSRs, certain DTAs, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches (the “Capital Simplification Rules”). The Capital Simplifications Rules and the rescission of the Transition Rule became effective for the Company as of April 1, 2020. In November 2019, the federal bank regulators issued a final rule revising the definition of “high volatility commercial real estate” exposures to exclude certain acquisition, development and construction loans, consistent with the definition in the EGRRCPA.

With respect to capital ratio requirements, the Bank is also subject to the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “— Prompt Corrective Action Framework.”

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. Capital Rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

During 2020, federal bank regulators adopted a rule that allows banking organizations to elect to delay temporarily the estimated effects of adopting the current expected credit losses accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. Under the rule, during 2020 and 2021, the adjustment to CET1 capital reflects the change in retained earnings upon adoption of CECL at January 1, 2020, plus 25% of the increase in the allowance for credit losses since January 1, 2020.  See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information about CECL.

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

As of December 31, 2020, the Bank met all capital ratio requirements to be well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 12.34%, total capital ratio of 13.60% and Tier 1 leverage ratio of 7.92%, in each case calculated under the Capital Rules. Although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized. As of December 31, 2020, the Company’s CET1 capital ratio and Tier 1 capital ratio was 12.47%, its total capital ratio was 13.73%, and its Tier 1 leverage ratio was 8.00%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 13. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

In addition, the FDIA prohibits insured depository institutions from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. In December 2020, the FDIC issued final rules intended to modernize its regulations on brokered deposits and interest rate restrictions. Under these regulations, effective April 1, 2021, a depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit (i) in excess of 75 basis points over certain national rates described in the FDIC’s regulations, or (ii) 90% of the highest interest rate paid on a particular deposit product in the depository institution’s local market area if the institution provides notice to the FDIC and evidence of such local interest rate. The FDIA imposes no such restrictions on a bank that is well capitalized.

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

In October 2019, the Federal Reserve, Office of the Comptroller of the Currency (“OCC”), FDIC, Commodity Futures Trading Commission (“CFTC”) and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. In addition, in June 2020, these regulators finalized their previously proposed amendments to the Volcker Rule’s regulations relating to covered funds. These amendments established new exclusions from covered fund status for certain types of investment vehicles, modified the eligibility criteria for certain existing exclusions, and clarified and modified other provisions governing banking entities’ investments in and other transactions and relationships involving covered funds. These amendments became effective on October 1, 2020.

Depositor Preference

Under federal law, depositors (including the FDIC with respect to the subrogated claims of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern the Company’s relationship with its customers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal and state laws require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in significant reputational harm as well as failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or the Company’s prohibition from engaging in such transactions even if approval is not required.

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

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. In May 2020, the OCC issued its final CRA rule. However, the FDIC did not join the OCC’s final rulemaking and has not yet finalized its CRA rule. We will continue to evaluate the impact of any changes to the FDIC’s regulations implementing the CRA.

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

In December 2020, the federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as FHI, and an FDIC-supervised insured depository institution, such as FHB, would be required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects of this rulemaking on the Company and the Bank will depend on the final form of the rule and how it is implemented.

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

Anti-Money Laundering and the USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. Anti-money laundering laws, including the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act,  impose compliance and due diligence obligations, and financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Regulatory authorities routinely examine financial institutions for compliance with these requirements, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these requirements.

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

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

Under Federal Reserve and FDIC guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed below.

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

Summary of Risk Factors

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in this “Risk Factors” section and the other information contained in this report before investing in our securities.

Market Risks

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.
•	Our business is subject to risk arising from conditions in the commercial real estate market.
•	Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.
•	Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•	Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of the London Interbank Offered Rate (“LIBOR”).
•	The value of the investment securities we own may decline in the future.

Credit Risks

•	Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.
•	We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Liquidity Risks

•	Loss of deposits could increase our funding costs.
•	Our liquidity is dependent on dividends from First Hawaiian Bank.
•	We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

Operational Risks

•	Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•	We may not be able to attract and retain key personnel and other skilled employees.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•	The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.
•	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•	Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.
•	We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•	Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•	We are subject to a variety of risks in connection with any sale of loans we may conduct.
•	Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
•	We depend on the accuracy and completeness of information about customers and counterparties.
•	Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.
•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Strategic Risks

•	Geographic concentration in our existing markets may unfavorably impact our operations.
•	We operate in a highly competitive industry and market area.
•	New lines of business, products, product enhancements or services may subject us to additional risks.
•	We continually encounter technological change.

Legal, Regulatory and Compliance Risks

•	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.
•	We may not pay dividends on our common stock in the future.
•	Rulemaking changes implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.
•	Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
•	Increases in FDIC insurance premiums may adversely affect our earnings.
•	Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
•	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•	Differences in regulation can affect our ability to compete effectively.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•	We may be subject to litigation risk pertaining to our fiduciary responsibilities.
•	The Tax Cuts and Jobs Act (the “Tax Act”) could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

Other Risks Affecting Our Business

•	The COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and continue to adversely affect, us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant and are difficult to predict.
•	Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Risks Related to Our Common Stock

•	Our stock price may be volatile, and you could lose part or all of your investment as a result.
•	Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.
•	Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Risks Related to BNPP’s Divestiture of Our Common Stock

•	We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

Market Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service-based industries. In addition, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. Declines in the economic conditions in these markets, tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, continued higher levels of underemployment compared to pre-recession levels, increases in energy costs, the availability of affordable air transportation, pandemics or other widespread health emergency (or concerns over the possibility of such an emergency) (including COVID-19), real or threatened acts of war or terrorism, adverse weather, natural disasters and local or national budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 56% of our total loan and lease portfolio as of December 31, 2020, and we generally make loans to small to mid-sized businesses whose financial performance depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and, consequently, adversely affect our financial condition and performance.

The U.S. military has a major presence in Hawaii and Guam and, as a result, is an important aspect of the economies in which we operate. The funding of the U.S. military occurs as part of the overall U.S. government budget and appropriation process which is driven by numerous factors, including geo-political events, macroeconomic conditions and the ability of the U.S. government to enact legislation such as appropriations bills. Cuts to defense and other security spending could have an adverse impact on the economy in our markets.

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

As of December 31, 2020, our real estate loans represented approximately $8.7 billion, or 65% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans, including home equity loans (representing 34% of our total loan and lease portfolio) and commercial and construction loans (representing 31% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, earthquakes and tsunamis, like the October 2018 super typhoon that struck Saipan causing material damage to the island. Finally, declines in real property values in the areas in which we operate, particularly Hawaii, whether as a result of these or other factors, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Additionally, such declines in in real property values could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risk arising from conditions in the commercial real estate market.

As of December 31, 2020, our commercial and industrial loans represented approximately $3.0 billion or 23% of our total loan and lease portfolio. Commercial and industrial loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing, which represented 25% and 6% of our total loans and commitments, respectively, as of December 31, 2020. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 30% of our outstanding dealer flooring commitments as of December 31, 2020. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

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

During 2020, the FOMC lowered the target range for the federal funds rate by 150 basis points to 0.00% to 0.25%, where it remained at the end of 2020. In December 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate through 2023. Some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions and this interest rate trend could extend to the United States. In the event that interest rates continue to decrease, or remain at low levels for a sustained period of time, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability and the value of our investments.

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

As of December 31, 2020, we had $7.5 billion of noninterest-bearing demand deposits and $11.7 billion of interest-bearing deposits. If market conditions were to change, including as a result of monetary policy or the competitive environment, in a manner that caused us to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after December 31, 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021.

It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments. We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR and the interest rates on these instruments, as well as the associated revenue and expenses, may be adversely affected. Failing to adequately manage this transition process with our customers could also adversely impact our reputation.

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

As of December 31, 2020, we owned investment securities with a fair market value of $6.1 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available-for-sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to recognize losses in future periods, which could adversely affect our business, results of operations or financial condition.

Credit Risks

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

We maintain an allowance for credit losses ( “ACL”), which is a reserve established through a provision for credit losses (the “Provision”) charged to expense representing management’s best estimate of inherent losses within our existing portfolio of loans and leases. The level of the ACL reflects management’s continuing evaluation of specific credit risks, the quality of the loan and lease portfolio, the value of the underlying collateral, the level of non-accruing loans and leases, the unidentified losses inherent in the current loan and lease portfolio, and economic, political and regulatory conditions.

For our commercial loans, we perform an internal loan review and grade loans on an ongoing basis, and we estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded lending commitments). The objective of our loan review and grading procedures is to identify existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments of loan collectibility. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

Although our management has established an ACL it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing ACL might occur. Losses in excess of the existing ACL will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our ACL was adequate as of December 31, 2020, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

Bank regulatory agencies will periodically review our ACL and the value attributed to non-accrual loans and leases or to real estate we acquire through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items, increase our ACL or reduce the carrying value of owned real estate, reducing our net income. Further, if charge-offs in future periods exceed the ACL, we may need additional adjustments to increase the ACL. These adjustments could have a material adverse effect on our business, financial condition or results of operations.

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that, effective January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. As a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio, the standard increased the level of our ACL and reserve for unfunded commitments as of January 1, 2020 by 13%, as compared to the Company’s reserve levels as of December 31, 2019. It is also possible that the Company’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption as ASU No. 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Liquidity Risks

Loss of deposits could increase our funding costs.

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2020, we had $19.2 billion in deposits. Although we hold the largest share of the deposit market in Hawaii, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Operational Risks

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

As the parent company of Hawaii’s oldest and largest bank, we rely in part on our bank’s reputation for superior financial services to retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this Form 10-K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from any failure or perceived failure on our part to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “First Hawaiian Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Competition for qualified employees and personnel in the financial services and banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the communities served by our branch network. A substantial number of our employees have considerable tenure with the Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes will occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. The cost of hiring, incentivizing and retaining skilled personnel may continue to increase, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including any restrictions that may in the future be adopted by U.S. regulatory agencies, including the Federal Reserve and FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

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

The use of statistical and quantitative models and other quantitatively-based analyses is central to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the automated extension of credit based on defined criteria and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will penetrate further into bank decision-making, and particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us, our customers and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent cases, have occurred through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to ensure that our third-party vendors have appropriate controls in place to protect the confidentiality of the information they receive from us and our business, financial condition or results of operations could be adversely affected by a material breach of, or disruption to, the security of any of our or our vendors’ systems.

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

Financial services institutions may be interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.

In 2011, Hawaii revised its rules for nonjudicial, or out-of-court, foreclosures. Prior to the revision, most lenders used the nonjudicial foreclosure method to handle foreclosures in Hawaii, as the process was less expensive and quicker than going through the court foreclosure process. After the revised rules went into effect, many lenders ended up forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Many lenders in Hawaii exclusively use the judicial foreclosure process, making the foreclosure process very lengthy. Following a joint federal-state settlement regarding foreclosure practices, mortgage servicers have implemented new programs to assist borrowers with loss mitigation options. Federal and state loss mitigation requirements are now part of our annual audit requirements.

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

We depend, to a significant extent, on relationships with third-party service providers that provide services, primarily information technology services, that are critical to our operations. We utilize third-party core banking services and receive credit card and debit card services, Internet banking services, various information services and services complementary to our banking products from various third-party service providers. We are also exposed to the risk that a cyberattack, security breach or other information technology incident at a common vendor to our third-party service providers could impede their ability to provide services to us. We may not be able to effectively monitor or mitigate operational risks relating to the use of common vendors by third-party service providers. If any of our third-party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, credit card and debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses, goodwill, fair value measurements, pension and postretirement benefit obligations and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided; record an impairment on all or a portion of our goodwill balance; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2020, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Strategic Risks

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

In addition, continued, long-term growth may be unsustainable, given the concentration of our operations and customer base in Hawaii, Guam and Saipan. Moreover, under applicable laws, we may not be permitted to acquire any bank in Hawaii because we control more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. For instance, we are in the process of implementing a new core system, which is expected to be completed in 2021. Certain of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or may otherwise result in an increase, potentially a material increase, in our expenses. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition or results of operations.

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

Legal, Regulatory and Compliance Risks

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. FHI is subject to regulation and supervision by the Federal Reserve and the Bank is subject to regulation and supervision by the FDIC, the CFPB and the Hawaii DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

We expect that our business will remain subject to extensive regulation and supervision and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the United States presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). New regulations and modifications to existing regulations and supervisory expectations have increased, and may in the future increase, our costs over time, result in decreased revenues and net income, reduce our ability to compete effectively (particularly with non-bank financial institutions that may not be subject to the same laws and regulations), make it less attractive for us to continue providing certain products and services, or require changes to our existing regulatory compliance and risk management structure. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to regulatory requirements relating to capital and liquidity, which are subject to change from time to time. If we fail to meet applicable requirements, we may be restricted in the types of activities we may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing capital securities. See “Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements” for more information.

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

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock. See “Liquidity Risks – Our liquidity is dependent on dividends from First Hawaiian Bank” for additional information on our reliance on dividends paid to us by the Bank.

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

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of civil government attorneys on banks and the financial services industry generally, and in particular practices and requirements, including foreclosure practices, applicable consumer protection laws, classification of held for sale assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by OFAC. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.

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

Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance, and the FDIC may in the future increase assessment rates to meet the FDIC’s designated reserve ratio, which is currently 2% of insured deposits. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have focused heavily on compliance with Bank Secrecy Act and anti-money laundering regulations in recent years. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, significant reputational harm and increased exposure to civil litigation. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations, and, in some cases, governmental authorities have required as part of settlements criminal pleas or other extraordinary terms, including admissions of wrongdoing and the impositions of monitors. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also proposed or enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. As new privacy-related laws and regulations, such as the California Consumer Privacy Act and any future laws and regulations which will be modeled after those laws, are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. This could result from, among other things, increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

Differences in regulation can affect our ability to compete effectively.

The content and application of laws and regulations applicable to financial institutions vary according to the size of the institution, the jurisdictions in which the institution is organized and operates and other factors. We may be subject to more stringent regulatory requirements and supervision than smaller institutions or institutions that operate in other jurisdictions. In addition, financial technology companies and other non-bank competitors may not be subject to banking regulation, or may be regulated by a national or state agency that does not have the same regulatory priorities or supervisory requirements as our regulators. These differences in regulation can impair our ability to compete effectively with competitors that are less regulated and that do not have similar compliance costs.

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

The Tax Act could have adverse or uncertain impacts on some aspects of our business, results of operations or financial condition.

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

Other Risks Affecting Our Business

The COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and continue to adversely affect, us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant and are difficult to predict.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility, uncertainty and deteriorations in business, economic, and market conditions and has adversely affected our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively impact our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the effectiveness of our response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to, among other things:

•	Increased unemployment and business disruption and decreased consumer and business confidence and consumer and commercial activity generally, leading to an increased risk of delinquencies, defaults and foreclosures;
•	Credit deterioration and defaults in many industries, particularly travel and leisure, restaurants, entertainment and commercial real estate;
•	A decline in collateral values;
•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
•	A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income;
•	Higher and more volatile credit loss expense and potential for increased charge-offs, particularly as customers may need to draw on their committed credit lines to help finance their businesses and activities;
•	Heightened cybersecurity, information security and operational risks as a result of a remote workforce and impacts on our service providers; and

•	Operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

As noted in the section captioned “Recent Developments regarding COVID-19 and the Hawaii and Global Economy” in Part II. Financial Information, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report, the Federal Reserve has taken various actions and the U.S. government has enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The ultimate success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. We face an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the Paycheck Protection Program (“PPP”) are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation.

We are unable to estimate the ongoing impact of COVID-19 on our business and operations at this time. Should it continue for an extended period or increase in severity, the pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill (or additional assessments of the same) and other financial assets, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession.

Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics or other severe health emergencies, or concerns over the possibility of such an emergency (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events could have a significant impact on our business. In addition, as our primary markets are located on islands in the Pacific Ocean, they may be particularly susceptible to certain of these risks or other risks resulting from climate change, including those relating to rising sea levels.

Among other things, the aforementioned events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel, any related safety concerns or limitations  and the prevailing weather patterns in the region, we could be disproportionately affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics or other actual or perceived severe health emergencies, including travel restrictions as a result of actual or perceived health emergencies that impact markets on which we depend. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

We own the building in Honolulu in which our principal office and headquarters are located. The building is the tallest building in downtown Honolulu and a prominent architectural landmark. We lease space in the building to a number of other businesses and, for the years ended December 31, 2020 and 2019, respectively, the leases in our headquarters generated $2.9 million, or approximately 1.1%, and $2.9 million, or approximately 1.0%, of our net income, respectively. In addition, as of December 31, 2020, almost 700, or almost a third of our employees work in our principal office. Given that we derive a portion of our income from leasing space in our principal office building and that the largest concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation. In addition to the impact this would have on our ability to service and interact with our clients, we may also lose the rental income we derive from tenants that occupy our Honolulu office building. Further, the value of our Honolulu office building, which accounted for approximately 35.5% of the net book value of our total premises and equipment, or $114.3 million, as of December 31, 2020, could significantly depreciate if such a catastrophic event were to occur. A significant event impacting our principal office building could have a material adverse effect on our business, financial condition or results of operations.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 23, 2021, we had a total of 130,919,200 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. We have granted awards covering 1,894,408 shares of our common stock under these plans as of December 31, 2020. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

There also are provisions in our second amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and fourth amended and restated bylaws, which we refer to as our bylaws, such as limitations on the ability to call a special meeting of our stockholders and restrictions on stockholders’ ability to act by written consent, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn could have a material adverse effect on the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 54 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Lanai, Guam and Saipan as of December 31, 2020. We lease 36 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We have closed and may close branches in certain circumstances to improve our efficiency.

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

As of February 23, 2021, there were 24 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

There were no purchases of shares of the Company’s common stock made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the three months ended December 31, 2020.

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

	1Q 2018	2Q 2018	3Q 2018	4Q 2018	1Q 2019	2Q 2019	3Q 2019	4Q 2019	1Q 2020	2Q 2020	3Q 2020	4Q 2020
First Hawaiian, Inc. Common Stock	$120.17	$127.60	$119.49	$96.18	$111.93	$112.31	$121.29	$130.46	$77.28	$78.81	$69.24	$107.84
S&P 500 Index	122.05	125.44	133.45	113.54	129.27	134.14	136.84	147.46	112.95	141.43	151.66	169.97
KBW Regional Banking Index	134.18	138.69	134.01	104.12	115.19	115.12	117.66	127.60	73.44	84.63	75.42	110.31

(1)	The investments in FHI were calculated using a volume weighted average price with a 10-day averaging period with dividends reinvested at the ex-dividend date.
(2)	The S&P 500 Index and KRX were calculated using a 10-day averaging period.

The stock performance depicted in the graph above should not be relied upon as indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

Financial Highlights
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Interest income	$582,759	$678,692	$646,051	$570,768	$518,520
Interest expense	47,025	105,290	79,733	41,964	26,848
Net interest income	535,734	573,402	566,318	528,804	491,672
Provision for credit losses	121,718	13,800	22,180	18,500	8,600
Net interest income after provision for credit losses	414,016	559,602	544,138	510,304	483,072
Noninterest income	197,380	192,533	178,993	205,605	226,037
Noninterest expense	367,672	370,437	364,953	347,554	337,280
Income before provision for income taxes	243,724	381,698	358,178	368,355	371,829
Provision for income taxes	57,970	97,306	93,784	184,673	141,651
Net income	$185,754	$284,392	$264,394	$183,682	$230,178
Basic earnings per share	$1.43	$2.14	$1.93	$1.32	$1.65
Diluted earnings per share	$1.43	$2.13	$1.93	$1.32	$1.65
Basic weighted-average outstanding shares	129,890,225	133,076,489	136,945,134	139,560,305	139,487,762
Diluted weighted-average outstanding shares	130,220,077	133,387,157	137,111,420	139,656,993	139,492,608
Dividends declared per share	$1.04	$1.04	$0.96	$0.88	$0.62
Dividend payout ratio	72.73%	48.83%	49.74%	66.67%	37.27%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$535,734	$573,402	$566,318	$528,804	$491,672
Core noninterest income	202,322	199,748	203,078	198,683	198,793
Core noninterest expense	367,672	367,623	358,561	342,097	331,060
Core net income	189,378	291,785	286,711	230,366	217,111
Core basic earnings per share	$1.46	$2.19	$2.09	$1.65	$1.56
Core diluted earnings per share	$1.45	$2.19	$2.09	$1.65	$1.56
Other Financial Information / Performance Ratios:
Net interest margin	2.77%	3.20%	3.16%	2.99%	2.88%
Core net interest margin (non-GAAP)(1),(2)	2.77%	3.20%	3.16%	2.99%	2.88%
Efficiency ratio	50.10%	48.36%	48.96%	47.32%	46.99%
Core efficiency ratio (non-GAAP)(1),(3)	49.77%	47.55%	46.59%	47.02%	47.94%
Return on average total assets	0.85%	1.40%	1.31%	0.92%	1.19%
Core return on average total assets (non-GAAP)(1),(4)	0.87%	1.44%	1.42%	1.16%	1.12%
Return on average tangible assets (non-GAAP)(9)	0.89%	1.47%	1.37%	0.97%	1.26%
Core return on average tangible assets (non-GAAP)(1),(5)	0.91%	1.51%	1.49%	1.22%	1.18%
Return on average total stockholders' equity	6.88%	10.90%	10.76%	7.24%	8.96%
Core return on average total stockholders' equity (non-GAAP)(1),(6)	7.02%	11.18%	11.67%	9.08%	8.45%
Return on average tangible stockholders' equity (non-GAAP)(9)	10.91%	17.62%	18.08%	11.91%	14.64%
Core return on average tangible stockholders' equity (non-GAAP)(1),(7)	11.12%	18.08%	19.61%	14.93%	13.80%
Noninterest expense to average assets	1.68%	1.82%	1.80%	1.74%	1.74%
Core noninterest expense to average assets (non-GAAP)(1),(8)	1.68%	1.81%	1.77%	1.72%	1.71%

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$1,040,944	$694,017	$1,003,637	$1,034,644	$1,052,058
Investment securities	6,071,415	4,075,644	4,498,342	5,234,658	5,077,514
Loans and leases	13,279,097	13,211,650	13,076,191	12,277,369	11,520,378
Allowance for credit losses for loans and leases	208,454	130,530	141,718	137,253	135,494
Goodwill	995,492	995,492	995,492	995,492	995,492
Total assets	22,662,831	20,166,734	20,695,678	20,549,461	19,661,829
Total deposits	19,227,723	16,444,994	17,150,068	17,612,122	16,794,532
Short-term borrowings	—	400,000	—	—	9,151
Long-term borrowings	200,010	200,019	600,026	34	41
Total liabilities	19,918,727	17,526,476	18,170,839	18,016,910	17,185,344
Total stockholders' equity	2,744,104	2,640,258	2,524,839	2,532,551	2,476,485
Book value per share	$21.12	$20.32	$18.72	$18.14	$17.75
Tangible book value per share (non-GAAP)(9)	$13.46	$12.66	$11.34	$11.01	$10.61

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.07%	0.04%	0.05%	0.08%	0.08%
Allowance for credit losses for loans and leases / total loans and leases	1.57%	0.99%	1.08%	1.12%	1.18%
Net charge-offs / average total loans and leases	0.23%	0.19%	0.14%	0.14%	0.08%

	December 31,
Capital Ratios:	2020	2019	2018	2017	2016
Common Equity Tier 1 Capital Ratio	12.47%	11.88%	11.97%	12.45%	12.75%
Tier 1 Capital Ratio	12.47%	11.88%	11.97%	12.45%	12.75%
Total Capital Ratio	13.73%	12.81%	12.99%	13.50%	13.85%
Tier 1 Leverage Ratio	8.00%	8.79%	8.72%	8.52%	8.36%
Total stockholders' equity to total assets	12.11%	13.09%	12.20%	12.32%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)(9)	8.07%	8.58%	7.76%	7.86%	7.93%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP financial measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Net interest income	$535,734	$573,402	$566,318	$528,804	$491,672
Core net interest income (non-GAAP)	$535,734	$573,402	$566,318	$528,804	$491,672

Noninterest income	$197,380	$192,533	$178,993	$205,605	$226,037
Losses (gains) on sale of securities	114	2,715	—	—	(4,566)
Costs (gains) associated with the sale of stock(a)	4,828	4,500	—	—	(22,678)
Gain on the sale of real estate and other assets	—	—	—	(6,922)	—
OTTI losses on available-for-sale debt securities	—	—	24,085	—	—
Core noninterest income (non-GAAP)	$202,322	$199,748	$203,078	$198,683	$198,793

Noninterest expense	$367,672	$370,437	$364,953	$347,554	$337,280
Loss on litigation settlement(b)	—	—	(4,125)	—	—
One-time items(c)	—	(2,814)	(2,267)	(5,457)	(6,220)
Core noninterest expense (non-GAAP)	$367,672	$367,623	$358,561	$342,097	$331,060

Net income	$185,754	$284,392	$264,394	$183,682	$230,178
Losses (gains) on sale of securities	114	2,715	—	—	(4,566)
Costs (gains) associated with the sale of stock(a)	4,828	4,500	—	—	(22,678)
Gain on the sale of real estate and other assets	—	—	—	(6,922)	—
OTTI losses on available-for-sale debt securities	—	—	24,085	—	—
Loss on litigation settlement(b)	—	—	4,125	—	—
One-time noninterest expense items(c)	—	2,814	2,267	5,457	6,220
Tax Cuts and Jobs Act	—	—	—	47,598	—
Tax adjustments(d)	(1,318)	(2,636)	(8,160)	551	7,957
Total core adjustments	3,624	7,393	22,317	46,684	(13,067)
Core net income (non-GAAP)	$189,378	$291,785	$286,711	$230,366	$217,111

Basic earnings per share	$1.43	$2.14	$1.93	$1.32	$1.65
Diluted earnings per share	$1.43	$2.13	$1.93	$1.32	$1.65
Efficiency ratio	50.10%	48.36%	48.96%	47.32%	46.99%

Core basic earnings per share (non-GAAP)	$1.46	$2.19	$2.09	$1.65	$1.56
Core diluted earnings per share (non-GAAP)	$1.45	$2.19	$2.09	$1.65	$1.56
Core efficiency ratio (non-GAAP)	49.77%	47.55%	46.59%	47.02%	47.94%
(a)	Costs associated with the sale of stock for the year ended December 31, 2020 and 2019 related to changes in the valuation of the funding swap entered into with the buyer of our Visa Class B restricted sales in 2016. Gains associated with the sale of stock for the year ended December 31, 2016 related to the sale of MasterCard stock.
(b)	The Company reached an agreement in principle to resolve a putative class action lawsuit alleging that the Bank improperly charged certain overdraft fees. In connection with the anticipated settlement agreement, the Company recorded an expense of approximately $4.1 million during the year ended December 31, 2018.
(c)	One-time items for the year ended December 31, 2019 included a nonrecurring payment to a former executive of the Company pursuant to the Bank’s Executive Change-in-Control Retention Plan, nonrecurring offering costs and the loss on our funding swap as a result of a 2019 decrease in the conversion rate of our Visa Class B restricted shares sold in 2016. One-time items for the year ended December 31, 2018 included public company transition-related costs, the loss on our funding swap as a result of a 2018 decrease in the conversion rate of the aforementioned Visa Class B restricted shares and nonrecurring offering costs. One-time items for the year-ended December 31, 2017 included salaries and benefits stemming from the Tax Act, nonrecurring offering costs and public company transition-related costs. One-time items for the year-ended December 31, 2016 included public company transition-related costs and nonrecurring offering costs.
(d)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period, exclusive of one-time Tax Act expense.

(2)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see the GAAP to Non-GAAP Reconciliation Table.

(3)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see the GAAP to Non-GAAP Reconciliation Table.

(4)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(5)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(6)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(7)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(8)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see the GAAP to Non-GAAP Reconciliation Table.

(9)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Noninterest expense	$367,672	$370,437	$364,953	$347,554	$337,280
Core noninterest expense	$367,672	$367,623	$358,561	$342,097	$331,060

Net income	$185,754	$284,392	$264,394	$183,682	$230,178
Core net income	$189,378	$291,785	$286,711	$230,366	$217,111

Average total stockholders' equity	$2,698,853	$2,609,432	$2,457,771	$2,538,341	$2,568,219
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,703,361	$1,613,940	$1,462,279	$1,542,849	$1,572,727

Average total assets	$21,869,064	$20,325,697	$20,247,135	$19,942,807	$19,334,653
Less: average goodwill	995,492	995,492	995,492	995,492	995,492
Average tangible assets	$20,873,572	$19,330,205	$19,251,643	$18,947,315	$18,339,161

Return on average total stockholders' equity	6.88%	10.90%	10.76%	7.24%	8.96%
Core return on average total stockholders' equity (non-GAAP)	7.02%	11.18%	11.67%	9.08%	8.45%
Return on average tangible stockholders' equity (non-GAAP)	10.91%	17.62%	18.08%	11.91%	14.64%
Core return on average tangible stockholders' equity (non-GAAP)	11.12%	18.08%	19.61%	14.93%	13.80%

Return on average total assets	0.85%	1.40%	1.31%	0.92%	1.19%
Core return on average total assets (non-GAAP)	0.87%	1.44%	1.42%	1.16%	1.12%
Return on average tangible assets (non-GAAP)	0.89%	1.47%	1.37%	0.97%	1.26%
Core return on average tangible assets (non-GAAP)	0.91%	1.51%	1.49%	1.22%	1.18%

Noninterest expense to average assets	1.68%	1.82%	1.80%	1.74%	1.74%
Core noninterest expense to average assets (non-GAAP)	1.68%	1.81%	1.77%	1.72%	1.71%

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total stockholders' equity	$2,744,104	$2,640,258	$2,524,839	$2,532,551	$2,476,485
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible stockholders' equity	$1,748,612	$1,644,766	$1,529,347	$1,537,059	$1,480,993

Total assets	$22,662,831	$20,166,734	$20,695,678	$20,549,461	$19,661,829
Less: goodwill	995,492	995,492	995,492	995,492	995,492
Tangible assets	$21,667,339	$19,171,242	$19,700,186	$19,553,969	$18,666,337

Shares outstanding	129,912,272	129,928,479	134,874,302	139,588,782	139,530,654

Total stockholders' equity to total assets	12.11%	13.09%	12.20%	12.32%	12.60%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.07%	8.58%	7.76%	7.86%	7.93%

Book value per share	$21.12	$20.32	$18.72	$18.14	$17.75
Tangible book value per share (non-GAAP)	$13.46	$12.66	$11.34	$11.01	$10.61

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis; the geographic concentration of our business; current and future economic and market conditions in the United States generally or in Hawaii, Guam and Saipan in particular; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of the current low interest rate environment or changes in interest rates on our business including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; changes in the method pursuant to which LIBOR and other benchmark rates are determined or the discontinuance of LIBOR; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to maintain our Bank's reputation; the future value of the investment securities that we own; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and man-made and natural disasters; our ability to maintain consistent growth, earnings and profitability; our ability to attract and retain skilled employees or changes in our management personnel; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the effects of problems encountered by other financial institutions; our access to sources of liquidity and capital to address our liquidity needs; our use of the secondary mortgage market as a source of liquidity; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies, including the enactment of the Tax Act (Public Law 115-97) on December 22, 2017; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

Further, statements about the potential effects of the ongoing COVID-19 pandemic on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, clients, third parties and us.

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

As of December 31, 2020, we were the largest full-service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2020, we had $22.7 billion of assets, $13.3 billion of gross loans and leases and $19.2 billion of deposits. We also generated $185.8 million of net income or diluted earnings per share of $1.43 per share for the year ended December 31, 2020. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Recent Developments regarding COVID-19 and the Hawaii and Global Economy

Overview

The COVID-19 pandemic has brought unprecedented challenges to businesses and economies around the world, particularly those in the United States. Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. There remains a high degree of uncertainty relating to the ongoing spread and severity of the virus and new variants, as well as the availability, distribution and use of effective treatments and vaccines. To the extent that the economy continues to be negatively impacted by the pandemic, our results will be affected. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

We have, however, continued to support our community in the midst of the pandemic. We waived ATM fees for non-Bank customers for a portion of the year and waived fees for individuals to cash their stimulus checks, whether or not they were a Bank customer. We launched an initiative through our foundation to support local restaurants by donating up to $1 million to support non-profit organizations with food supply and health and human service programs for those impacted by COVID-19. We partnered with the Hawaii Community Foundation by contributing $1 million, through our foundation, to establish the $2 million Stronger Together Hawai’i Scholarship Fund, which provides scholarship opportunities to public high school seniors who graduated amidst the pandemic. Unlike traditional scholarships that are limited to tuition and college materials, students awarded with the scholarship can use the funds in a variety of ways, with the intent to help students overcome barriers to their education caused by COVID-19. We donated, through our foundation, $200,000 to The Queen’s Medical Center to support its infectious diseases program. Our employees also donated $877,000 through our Kokua Mai campaign to support a number of local charities.

Hawaii Economy

Hawaii’s economy continues to be significantly impacted by COVID-19 and the responses to it. On March 5, 2020, the Governor of the State of Hawaii issued an emergency proclamation declaring a state of emergency in Hawaii and the Governor has issued a number of supplemental emergency proclamations since. The resulting closures and/or limited operations of non-essential businesses and related economic disruption have impacted our operations as well as the operations of our customers.

For an economy that is heavily dependent on tourism, the combination of various response measures to the COVID-19 pandemic—including the stay-at-home orders for local residents and the mandatory self-quarantine period for visitors–resulted in an unprecedented increase in Hawaii unemployment. The statewide seasonally adjusted unemployment rate was 9.3% in December 2020 compared to 2.6% in December 2019, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally adjusted unemployment rate was 6.7% in December 2020 compared to 3.5% in December 2019. Visitor arrivals for the year ended December 31, 2020 decreased by 75.2% compared to the same period in 2019, according to the Hawaii Tourism Authority. Visitor spending from U.S. mainland visitors decreased from a daily average of $195 per person in 2019 to $170 per person in 2020. Statistics from non-U.S. visitors were not available for 2020 due to insufficient data. While we may see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry continue to reopen in 2021 and the COVID-19 vaccine becomes more widely administered, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control.

Although the volume of home sales on Oahu has decreased year-over-year due to stay-at-home orders that were in place earlier in the year, prices have increased. For the year ended December 31, 2020, the volume of single-family home sales increased by 2.3%, while condominium sales decreased by 13% compared to the same period in 2019, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $830,000 and $435,000, respectively, or an increase of 5.2% and 2.4%, respectively, for the year ended December 31, 2020 as compared to the same period in 2019. As of December 31, 2020, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 1.4 and 3.3 months, respectively. Lastly, state general excise and use tax revenues decreased by 15.6% for year ended December 31, 2020 as compared to the same period in 2019, according to the Hawaii Department of Business, Economic Development & Tourism.

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

The Federal Reserve has instituted a number of other measures, to mitigate the lasting impact from the COVID-19 pandemic, including the following:

●	establishing a temporary repurchase agreement facility for foreign and international monetary authorities;
●	committing to quantitative easing through large-scale asset-purchase programs;
●	lowering the rate charged on its discount window and extending the length of the loans offered;
●	increasing the frequency of engagement with currency swap lines with foreign central banks;

●	expanding the collateral accepted by its Term Asset-Backed Securities Loan Facility; and
●	introducing a number of additional facilities, which is designed to enhance support for small and mid-sized businesses that were in good financial standing before the crisis.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID-19. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, States and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments (program dollar amount includes amount approved under the original program in March 2020 and a second tranche which was approved in April 2020), (iii) provides certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provides eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) set a 60-day foreclosure moratorium beginning on March 18, 2020 for federally backed mortgage loans (the Federal Housing Administration has subsequently announced a second extension of the foreclosure and eviction moratorium through August 31, 2020).

The Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) was enacted on June 5, 2020 and modified the PPP as follows: (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extended the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination and December 31, 2020; (iv) extended the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the U.S. Small Business Administration (“SBA”); (v) required the borrower to use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delayed from June 30, 2020 to December 31, 2020, the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and creates a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allowed borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose the more advantageous option. An amendment to the CARES Act extended the SBA’s authority to make commitments under the PPP to August 8, 2020.

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

In December 2020, President Trump signed The Consolidated Appropriations Act - 2021 (the “CAA”) which, amongst other COVID-19 relief measures, extended the term of a number of initiatives under the CARES Act. Under the CAA, the SBA’s authority to make commitments under the PPP was extended to March 31, 2021, or until the additional PPP funds are exhausted. The CAA also provides an additional $877 billion for coronavirus relief and government funding, which includes enhanced unemployment benefits of $300 weekly through March 14, direct stimulus payments of $600 to individuals, another round of PPP loans, resources for vaccines, testing and tracing, and funding for K-12 education.

We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

The State of Hawaii received at least $1.25 billion in federal aid from the CARES Act, with a majority of this federal aid used to help fund state and county government response efforts to COVID-19. Additional federal funding is expected to provide unemployment assistance, direct cash payments to Hawaii residents and funding to support local schools and colleges. The CAA provides an additional $1.7 billion in new federal funding, while extending the ability of the State of Hawaii and its local governments to use its previously received federal aid until December 31, 2021.

Impact to our Operations

On March 23, 2020, the Governor of the State of Hawaii issued a third supplemental emergency proclamation that ordered all residents to stay at home, with the exception of certain essential activities associated with identified essential businesses and services. A stay-at-home order was in place until May 31, 2020, and then reinstated from August 27, 2020 through September 23, 2020. While the Bank is an essential business in Hawaii, we saw a significant decrease in customer traffic in our branches in recent periods. As a result, we strategically closed 26 of our branch locations on a temporary basis and closed four of them permanently in November 2020. Since June 2020, we reopened 18 of the temporarily closed branch locations in connection with the reopening of local businesses. The temporary (or in certain cases, permanent) closures of bank branches and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. We continue to provide service to all customers and operate our businesses on all islands of Hawaii, Guam and Saipan. Additionally, as part of our contingency plans, we have established a redundant operations center for our administrative operations. Many of our employees are working remotely and for those employees who are deemed essential and unable to work from home, we continue to emphasize the importance of practicing social distancing and good hygiene practices in the workplace.

Impact on our Financial Position and Results of Operations

Due to the widespread impact that COVID-19 is having on Hawaii’s economy, we expect that adverse economic conditions will continue. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Hawaii and nationally. This decrease in commercial activity has caused and may continue to cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. As Hawaii’s economy continues to reopen, we expect that local consumption of goods and services will begin to resume over an extended period of time. Additionally, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, in the United States and, in particular, in Hawaii, visitor receptiveness to Hawaii’s new pre-travel COVID-19 testing requirements, an extended period in which there is no subsequent “wave” of infections and the widespread availability of a vaccine, treatment or testing, tracking and tracing capabilities.

During this time of uncertainty, we remain committed to servicing our customers. The economic pressures and uncertainties arising from the COVID-19 pandemic has resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. For example, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to travel or return to full social interaction. We lend to customers operating in such industries including tourism, hotels/lodging, restaurants, entertainment and commercial real estate, among others. We will continue to closely monitor the impact that COVID-19 and the recession in Hawaii has on our customers and will adjust the means by which we assist our customers during this period of financial hardship. We are working with our customers impacted by COVID-19 by offering payment deferrals and forbearance on certain loan products.

The shut-down of Hawaii’s tourism industry, stay-at-home measures, the recession in Hawaii and record low interest rates, should they persist, will continue to have a negative impact on our financial position and results of operations. A continued decrease in interest rates, or sustained period of interest rates, would be expected to reduce our net interest margin, as, currently, our interest rate profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities. Our net interest margin also may be reduced as a result of our participation in the PPP, with loans made thereunder that are not forgiven carrying an interest rate of 1%.

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

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of December 31, 2020, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.47%, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as borrowings and repurchase agreements, and to assess longer-term funding sources. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity” and “Capital” in this MD&A.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors.”

Financial Highlights

Net income was $185.8 million for the year ended December 31, 2020, a decrease of $98.6 million or 35% as compared to the same period in 2019. Basic earnings per share was $1.43 per share for the year ended December 31, 2020, a decrease of $0.71 per share or 33% as compared to the same period in 2019. Diluted earnings per share was $1.43 for the year ended December 31, 2020, a decrease of $0.70 or 33% as compared to the same period in 2019. The decrease was primarily due to a $107.9 million increase in the provision for credit losses (the “Provision”) and a $37.7 million decrease in net interest income, partially offset by a $39.3 million decrease in the provision for income taxes, a $4.8 million increase in noninterest income and a $2.8 million decrease in noninterest expense.

Net income for the year ended December 31, 2020 was negatively impacted by a $4.8 million charge on the funding swap for the Visa Class B restricted shares sold in 2016. Core net income was $189.4 million for the year ended December 31, 2020, a decrease of $102.4 million or 35% as compared to the same period in 2019. Core basic earnings per share was $1.46 for the year ended December 31, 2020, a decrease of $0.73 or 33% as compared to the same period in 2019. Core diluted earnings per share was $1.45 for the year ended December 31, 2020, a decrease of $0.74 or 34% as compared to the same period in 2019. Core net income and core basic and diluted earnings per share are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for core net income and core basic and diluted earnings per share, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Net income was $284.4 million for the year ended December 31, 2019, an increase of $20.0 million or 8% as compared to the same period in 2018. Basic earnings per share was $2.14 for the year ended December 31, 2019, an increase of $0.21 or 11% as compared to the same period in 2018. Diluted earnings per share was $2.13 for the year ended December 31, 2019, an increase of $0.20 or 10% as compared to the same period in 2018. The increase was primarily due to a $13.5 million increase in noninterest income, an $8.4 million decrease in the Provision and a $7.1 million increase in net interest income, partially offset by a $5.5 million increase in noninterest expense and a $3.5 million increase in the provision for income taxes.

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

Our return on average total assets was 0.85% for the year ended December 31, 2020, a decrease of 55 basis points as compared to the same period in 2019, and our return on average total stockholders’ equity was 6.88% for the year ended December 31, 2020, a decrease of 402 basis points as compared to the same period in 2019. Our return on average tangible assets was 0.89% for the year ended December 31, 2020, a decrease of 58 basis points as compared to the same period in 2019, and our return on average tangible stockholders’ equity was 10.91% for the year ended December 31, 2020, a decrease of 671 basis points as compared to the same period in 2019. We continued to manage our expenses as our efficiency ratio was 50.10% for the year ended December 31, 2020 as compared to 48.36% for the same period in 2019. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Our return on average total assets was 1.40% for the year ended December 31, 2019, an increase of nine basis points as compared to the same period in 2018, and our return on average total stockholders’ equity was 10.90% for the year ended December 31, 2019, an increase of 14 basis points as compared to the same period in 2018. Our return on average tangible assets was 1.47% for the year ended December 31, 2019, an increase of 10 basis points as compared to the same period in 2018, and our return on average tangible stockholders’ equity was 17.62% for the year ended December 31, 2019, a decrease of 46 basis points as compared to the same period in 2018. We continued to prudently manage our expenses as our efficiency ratio was 48.36% for the year ended December 31, 2019 as compared to 48.96% for the same period in 2018. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation”.

Our results for the year ended December 31, 2020 were highlighted by the following:

●	Net interest income was $535.7 million for the year ended December 31, 2020, a decrease of $37.7 million or 7% as compared to the same period in 2019. Our net interest margin was 2.77% for the year ended December 31, 2020, a decrease of 43 basis points as compared to the same period in 2019. The decrease in net interest income was primarily due to lower yields in all loan categories and lower yields in our investment securities portfolio. This was partially offset by lower deposit funding costs and higher average balances in our investment securities portfolio.

●	The Provision was $121.7 million for the year ended December 31, 2020, an increase of $107.9 million as compared to the same period in 2019. This increase was primarily due to higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb probable credit losses that are expected in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $197.4 million for the year ended December 31, 2020, an increase of $4.8 million or 3% as compared to the same period in 2019. The increase was primarily due to a $20.7 million increase in other noninterest income, a $2.6 million decrease in the net loss on investment securities and a $0.6 million increase in trust and investment services income. This was partially offset by a $11.3 million decrease in credit and debit card fees, a $5.6 million decrease in service charges on deposit accounts and a $2.4 million decrease in other service charges and fees.

●	Noninterest expense was $367.7 million for the year ended December 31, 2020, a decrease of $2.8 million or 1% as compared to the same period in 2019. The decrease in noninterest expense was primarily due to a $7.8 million decrease in card rewards program expenses, a $3.3 million decrease in other noninterest expense and a $1.2 million decrease in advertising and marketing expenses, partially offset by a $4.2 million increase in contracted services and professional fees, a $2.9 million increase in equipment costs, a $1.3 million increase in regulatory assessment and fees and a $1.1 million increase in salaries and employee benefits.

Our results for the year ended December 31, 2019 were highlighted by the following:

●	Net interest income was $573.4 million for the year ended December 31, 2019, an increase of $7.1 million or 1% as compared to the same period in 2018. Our net interest margin was 3.20% for the year ended December 31, 2019, an increase of four basis points as compared to the same period in 2018. The increase in net interest income was primarily due to higher average balances and yields in most loan categories. This was partially offset by lower average balances in our investment securities portfolio, higher deposit funding costs and higher average balances in total borrowings.

●	The Provision was $13.8 million for the year ended December 31, 2019, a decrease of $8.4 million or 38% as compared to the same period in 2018. This decrease was partially due to the sale of $408.9 million commercial and industrial loans during the year ended December 31, 2019. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb probable credit losses that have been incurred in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $192.5 million for the year ended December 31, 2019, an increase of $13.5 million or 8% as compared to the same period in 2018. The increase was primarily due to the absence of $24.1 million OTTI losses on available-for-sale debt securities, a $6.3 million increase in bank-owned life insurance (“BOLI”) income, a $3.8 million increase in trust and investment services income, a $1.7 million increase in service charges on deposit accounts and a $1.0 million increase in credit and debit card fees. This was partially offset by an $18.6 million decrease in other noninterest income, a $2.7 million net loss on investment securities and a $2.1 million decrease on other service charges and fees.

●	Noninterest expense was $370.4 million for the year ended December 31, 2019, an increase of $5.5 million or 2% as compared to the same period in 2018. The increase in noninterest expense was primarily due to a $6.5 million increase in contracted services and professional fees, a $5.9 million increase in salaries and employee benefits, a $5.1 million increase in card rewards program expenses, a $2.1 million increase in advertising and marketing expenses and a $1.4 million increase in occupancy expenses, partially offset by an $8.4 million decrease in other noninterest expense and a $6.8 million decrease in regulatory assessment and fees.

We maintained a strong balance sheet throughout 2020, highlighted by the following:

●	Total loans and leases were $13.3 billion as of December 31, 2020, an increase of $67.4 million or 1% as compared to December 31, 2019. Growth was particularly strong in our commercial and industrial loans stemming from PPP loans totaling $801.2 million, partially offset by decreases in our Shared National Credits and dealer flooring portfolios. Additionally, the increase in loans was also due to increases in our construction portfolio, partially offset by decreases in our consumer portfolio, primarily due to decreases in credit card balances and indirect automobile loans, as well as in our residential portfolio.

●	The ACL was $208.5 million as of December 31, 2020, an increase of $77.9 million or 60% from December 31, 2019. This increase was primarily due to the aforementioned higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The ratio of our ACL to total loans and leases outstanding increased to 1.57% as of December 31, 2020, compared to 0.99% as of December 31, 2019. The overall level of the ACL was commensurate with our stable credit risk profile and the Hawaii economy.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $6.1 billion as of December 31, 2020, an increase of $2.0 billion or 49% compared to December 31, 2019. The higher balances in investment securities were primarily due to redeploying excess balance sheet liquidity.

●	Total deposits were $19.2 billion as of December 31, 2020, an increase of $2.8 billion or 17% from December 31, 2019. The increase in total deposits was primarily due to a $1.6 billion increase in public demand deposits, a $1.0 billion increase in savings deposit balances and a $0.3 billion increase in money market deposit balances, partially offset by a $0.2 billion decrease in time deposit balances.

●	Total stockholders’ equity was $2.7 billion as of December 31, 2020, an increase of $103.8 million or 4% from December 31, 2019. The increase in stockholders’ equity was primarily due to earnings for the year ended December 31, 2020 of $185.8 million, a $63.4 million increase in accumulated other comprehensive income, net of tax, and equity-based awards of $7.4 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $135.1 million, the cumulative effect adjustment of a change in an accounting principle of $12.5 million and common stock repurchases of $5.0 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2020, 2019, and 2018, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates									Table 1
	Year Ended			Year Ended			Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$882.1	$2.4	0.27%	$437.8	$9.3	2.11%	$460.8	$8.3	1.81%
Available-for-Sale Investment Securities
Taxable	4,844.5	80.9	1.67	4,309.7	92.5	2.15	4,823.2	106.6	2.21
Non-Taxable	62.0	1.1	1.77	0.5	—	2.71	19.8	0.5	2.71
Total Available-for-Sale Investment Securities	4,906.5	82.0	1.67	4,310.2	92.5	2.15	4,843.0	107.1	2.21
Loans Held for Sale	13.0	0.3	2.21	1.0	—	2.53	1.0	—	3.60
Loans and Leases(1)
Commercial and industrial	3,168.7	93.2	2.94	2,987.3	122.8	4.11	3,105.4	121.9	3.93
Commercial real estate	3,419.1	116.9	3.42	3,176.6	143.9	4.53	2,918.5	118.7	4.07
Construction	615.7	21.3	3.46	547.7	25.5	4.65	623.6	25.8	4.13
Residential:
Residential mortgage	3,698.7	148.4	4.01	3,626.0	150.9	4.16	3,254.9	138.4	4.25
Home equity line	875.1	27.1	3.10	910.7	34.1	3.74	874.2	32.2	3.68
Consumer	1,501.6	82.9	5.52	1,652.8	91.8	5.56	1,633.2	88.2	5.40
Lease financing	239.4	6.9	2.90	162.6	5.0	3.08	160.4	4.7	2.91
Total Loans and Leases	13,518.3	496.7	3.67	13,063.7	574.0	4.39	12,570.2	529.9	4.22
Other Earning Assets	56.4	2.0	3.66	79.8	2.9	3.66	36.5	0.7	1.93
Total Earning Assets(2)	19,376.3	583.4	3.01	17,892.5	678.7	3.79	17,911.5	646.0	3.61
Cash and Due from Banks	304.9			340.1			328.3
Other Assets	2,187.9			2,093.1			2,007.3
Total Assets	$21,869.1			$20,325.7			$20,247.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,538.1	$5.2	0.09%	$4,840.6	$16.6	0.34%	$4,638.6	$11.0	0.24%
Money Market	3,266.6	6.6	0.20	3,123.5	27.8	0.89	2,833.4	15.2	0.53
Time	2,839.8	23.7	0.83	2,882.9	43.5	1.51	3,743.5	46.8	1.25
Total Interest-Bearing Deposits	11,644.5	35.5	0.30	10,847.0	87.9	0.81	11,215.5	73.0	0.65
Short-Term Borrowings	209.6	6.0	2.87	209.8	5.9	2.82	39.9	0.8	2.13
Long-Term Borrowings	200.0	5.5	2.77	406.6	11.5	2.83	206.0	5.9	2.87
Total Interest-Bearing Liabilities	12,054.1	47.0	0.39	11,463.4	105.3	0.92	11,461.4	79.7	0.70
Net Interest Income		$536.4			$573.4			$566.3
Interest Rate Spread			2.62%			2.87%			2.91%
Net Interest Margin			2.77%			3.20%			3.16%
Noninterest-Bearing Demand Deposits	6,608.5			5,766.4			5,899.9
Other Liabilities	507.6			486.5			428.0
Stockholders' Equity	2,698.9			2,609.4			2,457.8
Total Liabilities and Stockholders' Equity	$21,869.1			$20,325.7			$20,247.1
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.7 million for the year ended December 31, 2020 and nil for both the years ended December 31, 2019 and 2018.

Analysis of Change in Net Interest Income						Table 2
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared to December 31, 2019			Compared to December 31, 2018
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$5.0	$(11.9)	$(6.9)	$(0.4)	$1.4	$1.0
Available-for-Sale Investment Securities
Taxable	10.6	(22.2)	(11.6)	(11.2)	(2.9)	(14.1)
Non-Taxable	1.1	—	1.1	(0.5)	—	(0.5)
Total Available-for-Sale Investment Securities	11.7	(22.2)	(10.5)	(11.7)	(2.9)	(14.6)
Loans Held for Sale	0.3	—	0.3	—	—	—
Loans and Leases
Commercial and industrial	7.1	(36.7)	(29.6)	(4.7)	5.6	0.9
Commercial real estate	10.3	(37.3)	(27.0)	11.0	14.2	25.2
Construction	2.9	(7.1)	(4.2)	(3.3)	3.0	(0.3)
Residential:
Residential mortgage	3.0	(5.5)	(2.5)	15.6	(3.1)	12.5
Home equity line	(1.3)	(5.7)	(7.0)	1.4	0.5	1.9
Consumer	(8.3)	(0.6)	(8.9)	1.0	2.6	3.6
Lease financing	2.2	(0.3)	1.9	—	0.3	0.3
Total Loans and Leases	15.9	(93.2)	(77.3)	21.0	23.1	44.1
Other Earning Assets	(0.9)	—	(0.9)	1.3	0.9	2.2
Total Change in Interest Income	32.0	(127.3)	(95.3)	10.2	22.5	32.7

Change in Interest Expense:
Interest-Bearing Deposits
Savings	2.1	(13.5)	(11.4)	0.5	5.1	5.6
Money Market	1.2	(22.4)	(21.2)	1.7	10.9	12.6
Time	(0.6)	(19.2)	(19.8)	(11.9)	8.6	(3.3)
Total Interest-Bearing Deposits	2.7	(55.1)	(52.4)	(9.7)	24.6	14.9
Short-Term Borrowings	—	0.1	0.1	4.7	0.4	5.1
Long-Term Borrowings	(5.8)	(0.2)	(6.0)	5.7	(0.1)	5.6
Total Change in Interest Expense	(3.1)	(55.2)	(58.3)	0.7	24.9	25.6
Change in Net Interest Income	$35.1	$(72.1)	$(37.0)	$9.5	$(2.4)	$7.1
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $536.4 million for the year ended December 31, 2020, a decrease of $37.0 million or 6% as compared to the same period in 2019. Our net interest margin was 2.77% for the year ended December 31, 2020, a decrease of 43 basis points as compared to the same period in 2019. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in all loan categories and lower yields in our investment securities portfolio and interest-bearing deposits in other banks. This was partially offset by lower deposit funding costs and higher average balances in our investment securities portfolio. Yields on our loans and leases were 3.67% for the year ended December 31, 2020, a decrease of 72 basis points as compared to the same period in 2019. We experienced a decrease in our yield from total loans primarily due to decreases in adjustable rate commercial and industrial and commercial real estate loans, which are typically based on LIBOR. Decreases in the yield on commercial and industrial loans also stemmed from our participation in the PPP, as these loans have a fixed interest rate of one percent per annum. For the year ended December 31, 2020, the average balance of our investment securities portfolio increased $596.3 million or 14% to $4.9 billion. Yields on our investment securities portfolio were 1.67% for the year ended December 31, 2020, a decrease of 48 basis points from the same period in 2019. Deposit funding costs were $35.5 million for the year ended December 31, 2020, a decrease of $52.4 million compared to the same period in 2019. Rates paid on our interest-bearing deposits were 30 basis points for the year ended December 31, 2020, a decrease of 51 basis points compared to the same period in 2019.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the first quarter at 3.25%, where it remained as at the end of 2020. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At December 31, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.14% and 0.24%, respectively, while at December 31, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 1.76% and 1.91%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50% to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to at 0.00% to 0.25%, where it remained as at the end of 2020. In December 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate through 2023. The decrease in the target range for the federal funds rate in 2020 was largely an emergency measure by the Federal Reserve aimed at mitigating the economic impact of COVID-19.

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

Provision for Credit Losses

The Provision was $121.7 million for the year ended December 31, 2020, which represented an increase of $107.9 million compared to the same period in 2019. For the year ended December 31, 2020, the Provision included $108.0 million in provision for credit losses for loans and leases and $13.7 million in provision for credit losses for the reserve for unfunded commitments. We recorded net charge-offs of $30.9 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively. This represented net charge-offs of 0.23% and 0.19% of total average loans and leases for the years ended December 31, 2020 and 2019, respectively. The ACL was $208.5 million and $130.5 million as of December 31, 2020 and 2019, respectively, and represented 1.57% of total outstanding loans and leases as of December 31, 2020, compared to 0.99% of total outstanding loans and leases as of December 31, 2019. The reserve for unfunded commitments was $30.6 million as of December 31, 2020, compared to $0.6 million as of December 31, 2019. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for the years ended December 31, 2020, 2019 and 2018:

Noninterest Income									Table 3
	Year Ended December 31,			Change			Change
(dollars in thousands)	2020	2019	2018	2020	vs.	2019	2019	vs.	2018
Service charges on deposit accounts	$28,169	$33,778	$32,036	$(5,609)		(17)%	$1,742		5%
Credit and debit card fees	55,451	66,749	65,716	(11,298)		(17)	1,033		2
Other service charges and fees	33,876	36,253	38,316	(2,377)		(7)	(2,063)		(5)
Trust and investment services income	35,652	35,102	31,324	550		2	3,778		12
Bank-owned life insurance	15,754	15,479	9,217	275		2	6,262		68
Investment securities losses, net	(114)	(2,715)	—	2,601		(96)	(2,715)		n.m.
OTTI losses on available-for-sale debt securities	—	—	(24,085)	—		n.m.	24,085		n.m.
Other	28,592	7,887	26,469	20,705		n.m.	(18,582)		(70)
Total noninterest income	$197,380	$192,533	$178,993	$4,847		3%	$13,540		8%

n.m. – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2019 to the same period in 2020 and from the year ended December 31, 2018 to the same period in 2019.

Total noninterest income was $197.4 million for the year ended December 31, 2020, an increase of $4.8 million or 3% as compared to the same period in 2019. Total noninterest income was $192.5 million for the year ended December 31, 2019, an increase of $13.5 million or 8% as compared to the same period in 2018.

Service charges on deposit accounts were $28.2 million for the year ended December 31, 2020, a decrease of $5.6 million or 17% as compared to the same period in 2019. This decrease was primarily due to a $5.3 million decrease in overdraft and checking account fees, resulting from decreased transactions and spending due to the impact of the COVID-19 pandemic, and a $0.8 million decrease in ATM interchange fees from customers, partially offset by a $0.7 million increase in account analysis service charges. Service charges on deposit accounts were $33.8 million for the year ended December 31, 2019, an increase of $1.7 million or 5% as compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in overdraft and checking account fees, a $0.6 million increase in account analysis service charges and a $0.3 million increase in ATM interchange fees from customers.

Credit and debit card fees were $55.5 million for the year ended December 31, 2020, a decrease of $11.3 million or 17% as compared to the same period in 2019. This decrease was primarily due to a $8.3 million decrease in interchange settlement fees and a $7.1 million decrease in merchant service revenues, both resulting from decreased transactions and spending due to the impact of the COVID-19 pandemic. The decrease also related to a $2.3 million decrease in ATM interchange and surcharge fees, resulting from FHI waving ATM surcharge fees for a portion of the year ended December 31, 2020 as a response to the COVID-19 pandemic, and a $0.3 million decrease in credit card fees from cash advances. This was partially offset by a $7.1 million increase in network association dues. Credit and debit card fees were $66.7 million for the year ended December 31, 2019, an increase of $1.0 million or 2% as compared to the same period in 2018. This increase was primarily due to a $2.8 million increase in interchange settlement fees, partially offset by a $1.2 million decrease in merchant service revenues and a $0.5 million decrease in debit account interchange fees and ATM surcharge fees.

Other service charges and fees were $33.9 million for the year ended December 31, 2020, a decrease of $2.4 million or 7% as compared to the same period in 2019. This decrease was primarily due to a $0.6 million decrease in insurance income, a $0.6 million decrease in service fees related to participation loans, a $0.6 million decrease in foreign exchange processing fees, a $0.5 million decrease in online banking fees, a $0.3 million decrease in fees from standby letters of credit arrangements and a $0.3 million decrease in fee income from our cash management services. This was partially offset by a $1.0 million increase in fees from annuities and securities. Other service charges and fees were $36.3 million for the year ended December 31, 2019, a decrease of $2.1 million or 5% as compared to the same period in 2018, due to a $2.1 million decrease in fee income from our cash management services.

Trust and investment services income was $35.7 million for the year ended December 31, 2020, an increase of $0.6 million or 2% as compared to the same period in 2019. This increase was primarily due to a $1.1 million increase in investment management fees, partially offset by a $0.4 million decrease in administrative fees for retirement accounts. Trust and investment services income was $35.1 million for the year ended December 31, 2019, an increase of $3.8 million or 12% as compared to the same period in 2018. This increase was primarily due to a $3.1 million increase in business cash management fees and a $1.0 million increase in investment management fees.

BOLI income was $15.8 million for the year ended December 31, 2020, an increase of $0.3 million or 2% as compared to the same period in 2019. BOLI income was $15.5 million for the year ended December 31, 2019, an increase of $6.3 million or 68% as compared to the same period in 2018. This increase was due to a $4.9 million increase in BOLI earnings and a $1.4 million increase in death benefits received.

Net losses on the sale of investment securities were $0.1 million for the year ended December 31, 2020, a decrease in net losses of $2.6 million as compared to the same period in 2019. Net losses on the sale of investment securities were $2.7 million for the year ended December 31, 2019, an increase in net losses of $2.7 million as compared to the same period in 2018. The net loss was primarily due to the investment portfolio restructuring and sale of 48 investment securities for which a non-credit related OTTI write-down was recorded in December 2018 as a result of our intent to sell as of December 31, 2018. In January 2019, the Company completed its sale of the 48 securities and recorded an additional loss of $2.6 million.

Other noninterest income was $28.6 million for the year ended December 31, 2020, an increase of $20.7 million as compared to the same period in 2019. This increase was primarily due to a $15.8 million increase in gains on the sale of residential and commercial loans, a $3.9 million increase in customer-related interest rate swap fees, a $1.6 million increase in net mortgage servicing rights income and a $0.7 million decrease in net losses recognized in income related to derivative contracts. This was partially offset by a $1.1 million decrease in market adjustments for foreign exchange transactions. Other noninterest income was $7.9 million for the year ended December 31, 2019, a decrease of $18.6 million or 70% as compared to the same period in 2018. The decrease in other noninterest income was primarily due to a $13.2 million decrease in net gains recognized in income related to derivative contracts, a portion of which was attributable to the costs associated with the sale of Visa Class B restricted shares of $4.5 million recorded during the year ended December 31, 2019. The decrease was additionally due to a $2.8 million decrease in customer-related interest rate swap fees, $1.1 million loss on the sale of residential loans to government-sponsored enterprises and a $1.3 million decrease in gains on the sale of leased equipment.

Noninterest Expense

Table 4 presents the major components of noninterest expense for the years ended December 31, 2020, 2019 and 2018:

Noninterest Expense									Table 4
	Year Ended December 31,			Change			Change
(dollars in thousands)	2020	2019	2018	2020	vs.	2019	2019	vs.	2018
Salaries and employee benefits	$174,221	$173,098	$167,162	$1,123		1%	$5,936		4%
Contracted services and professional fees	60,546	56,321	49,775	4,225		8	6,546		13
Occupancy	28,821	28,753	27,330	68		—	1,423		5
Equipment	20,277	17,343	17,714	2,934		17	(371)		(2)
Regulatory assessment and fees	8,659	7,390	14,217	1,269		17	(6,827)		(48)
Advertising and marketing	5,695	6,910	4,813	(1,215)		(18)	2,097		44
Card rewards program	22,114	29,961	24,860	(7,847)		(26)	5,101		21
Other	47,339	50,661	59,082	(3,322)		(7)	(8,421)		(14)
Total noninterest expense	$367,672	$370,437	$364,953	$(2,765)		(1)%	$5,484		2%

Total noninterest expense was $367.7 million for the year ended December 31, 2020, a decrease of $2.8 million or 1% as compared to the same period in 2019. Total noninterest expense was $370.4 million for the year ended December 31, 2019, an increase of $5.5 million or 2% as compared to the same period in 2018.

Salaries and employee benefits expense was $174.2 million for the year ended December 31, 2020, an increase of $1.1 million or 1% as compared to the same period in 2019. This increase was primarily due to a $7.6 million increase in base salaries and related payroll taxes, a $1.5 million increase in incentive compensation and a $1.5 million increase in retirement plan expenses. This was partially offset by a $7.1 million increase in deferred loan origination costs, a $1.6 million decrease in group health plan costs and a $0.9 million decrease in other compensation, primarily related to bonuses resulting from the initial public offering and related stock-based compensation. Salaries and employee benefits expense was $173.1 million for the year ended December 31, 2019, an increase of $5.9 million or 4% as compared to the same period in 2018. This increase was primarily due to a $4.5 million increase in incentive compensation and a $1.7 million increase in other compensation, primarily related to costs incurred for a nonrecurring payment pursuant to the Bank’s Executive Change-in-Control Retention Plan, partially offset by a $0.5 million decrease in base salaries and related payroll taxes.

Contracted services and professional fees were $60.5 million for the year ended December 31, 2020, an increase of $4.2 million or 8% as compared to the same period in 2019. This increase was primarily due to a $2.3 million increase in contracted data processing, primarily related to system upgrades and product enhancements, a $1.4 million increase in audit, legal and consultant fees, and a $0.8 million increase in outside services, primarily attributable to marketing and new customer services. Contracted services and professional fees were $56.3 million for the year ended December 31, 2019, an increase of $6.5 million or 13% as compared to the same period in 2018. This increase was primarily due to a $5.3 million increase in contracted data processing, primarily related to system upgrades and product enhancements, and a $2.6 million increase in outside services, primarily attributable to marketing and new customer services. This was partially offset by a $1.6 million decrease in audit, legal and consultant fees.

Occupancy expense was $28.8 million for the year ended December 31, 2020, an increase of $0.1 million or less than 1% as compared to the same period in 2019. Occupancy expense was $28.8 million for the year ended December 31, 2019, an increase of $1.4 million or 5% as compared to the same period in 2018. This increase was primarily due to a $0.9 million decrease in net sublease rental income and a $0.6 million increase in real property tax expense.

Equipment expense was $20.3 million for the year ended December 31, 2020, an increase of $2.9 million or 17% as compared to the same period in 2019. This increase was primarily due to a $1.5 million increase in technology-related license and maintenance fees and a $1.2 million increase in furniture and equipment depreciation. Equipment expense was $17.3 million for the year ended December 31, 2019, a decrease of $0.4 million or 2% as compared to the same period in 2018.

Regulatory assessment and fees were $8.7 million for the year ended December 31, 2020, an increase of $1.3 million or 17% as compared to the same period in 2019. This increase was primarily due to a $1.3 million increase in the FDIC insurance assessment. Regulatory assessment and fees were $7.4 million for the year ended December 31, 2019, a decrease of $6.8 million or 48% as compared to the same period in 2018. The decrease was primarily based on the exclusion of an additional surcharge for the year ended December 31, 2019. Starting in the third quarter of 2016, the FDIC changed the calculation of its insurance assessment and required an additional surcharge, which resulted in a higher insurance rate. This additional surcharge ended during the third quarter of 2018.

Advertising and marketing expense was $5.7 million for the year ended December 31, 2020, a decrease of $1.2 million or 18% as compared to the same period in 2019. This decrease was primarily due to a decrease in advertising costs related to direct mailing programs. Advertising and marketing expense was $6.9 million for the year ended December 31, 2019, an increase of $2.1 million or 44% as compared to the same period in 2018. This increase was primarily due to a $1.8 million decrease in vendor reimbursements and a $0.3 million increase in advertising costs.

Card rewards program expense was $22.1 million for the year ended December 31, 2020, a decrease of $7.8 million or 26% as compared to the same period in 2019. This decrease was primarily due to a $3.8 million decrease in priority rewards card redemptions, a $2.8 million decrease in interchange fees paid to our credit card partners and a $1.2 million decrease in credit card cash reward redemptions. Decreased transactions and spending by our customers as a result of the COVID-19 pandemic led to decreased expenses for each of the aforementioned card reward programs. Card rewards program expense was $30.0 million for the year ended December 31, 2019, an increase of $5.1 million or 21% as compared to the same period in 2018. This increase was primarily due to a $2.3 million increase in priority rewards card redemptions, a $2.1 million increase in interchange fees paid to our credit card partners and a $0.6 million increase in credit card cash reward redemptions.

Other noninterest expense was $47.3 million for the year ended December 31, 2020, a decrease of $3.3 million or 7% as compared to the same period in 2019. This decrease was primarily due to a $2.8 million decrease in pension-related expenses, a $1.0 million decrease in charitable contributions, a $0.8 million decrease in travel expenses, and a $0.6 million decrease in collection fees on delinquent consumer loans. This was partially offset by a $2.1 million increase in software amortization expense. Other noninterest expense was $50.7 million for the year ended December 31, 2019, a decrease of $8.4 million or 14% as compared to the same period in 2018. This decrease was primarily due to a $4.1 million settlement recorded in 2018 in connection with a putative class action lawsuit against the Company, a $1.7 million decrease in operational losses (which includes losses as a result of bank error, fraud, items processing, or theft), a $0.9 million decrease in other tax expense, a $0.8 million decrease in software amortization expense and a $0.5 million decrease in shipping and delivery expenses.

Provision for Income Taxes

The provision for income taxes was $58.0 million (reflecting an effective tax rate of 23.79%) for the year ended December 31, 2020, compared with a provision for income taxes of $97.3 million (reflecting an effective tax rate of 25.49%) for the same period in 2019. Additional information about the provision for income taxes is presented in “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 5 summarizes net income (loss) from our business segments for the years ended December 31, 2020, 2019 and 2018. Additional information about operating segment performance is presented in “Note 23. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Business Segment Net Income			Table 5
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Retail Banking	$158,764	$204,520	$204,865
Commercial Banking	58,878	92,632	94,344
Treasury and Other	(31,888)	(12,760)	(34,815)
Total	$185,754	$284,392	$264,394

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers, small businesses and certain commercial customers. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services. Products and services from Retail Banking are delivered to customers through 54 banking locations throughout the State of Hawaii, Guam and Saipan.

Net income for the Retail Banking segment was $158.8 million for the year ended December 31, 2020, a decrease of $45.8 million or 22% as compared to the same period in 2019. The decrease in net income for the Retail Banking segment was primarily due to a $46.5 million increase in the Provision, a $19.6 million decrease in net interest income and a $3.0 million increase in noninterest expense, partially offset by a $20.7 million decrease in the provision for income taxes and a $2.6 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of COVID-19 and its impact on our customers. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio, partially offset by an increase in loan fees. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and an increase in occupancy expense, partially offset by a decrease in salaries and employee benefits expense. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to increases in gains on the sale of residential loans and mortgage servicing rights, partially offset by a decrease in overdraft and checking account fees, an increase in amortization on mortgage servicing rights and a decrease in other service charges and fees. The increase in total assets for the Retail Banking segment was primarily due to PPP loans, partially offset by the sale of residential mortgages and decreases in consumer loans.

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

Net income for the Commercial Banking segment was $58.9 million for the year ended December 31, 2020, a decrease of $33.8 million or 36% as compared to the same period in 2019. The decrease in net income for the Commercial Banking segment was primarily due to a $46.4 million increase in the Provision and a $7.9 million decrease in net interest income, partially offset by a $15.1 million decrease in the provision for income taxes and a $4.6 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of COVID-19 and its impact on our customers. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to gains on the sale of loans and increases in customer-related interest rate swap fees and volume-based incentives, partially offset by decreases in credit and debit card fees and other service charges and fees. The decrease in total assets for the Commercial Banking segment was primarily due to decreases in our Shared National Credits, dealer flooring portfolios, indirect automobile loans and credit card balances, partially offset by an increase in construction loans and PPP loans.

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

Net loss for the Treasury and Other segment was $31.9 million for the year ended December 31, 2020, an increase in net loss of $19.1 million as compared to the same period in 2019. The increase in net loss was primarily due to a $15.1 million increase in the Provision, a $10.2 million decrease in net interest income and a $2.3 million decrease in noninterest income, partially offset by a $4.9 million decrease in noninterest expense and a $3.5 million increase in the benefit for income taxes. The increase in the Provision was primarily due to higher expected credit losses as a result of COVID-19 and its impact on our customers. The decrease in net interest income was primarily due to lower earnings credits as a result of lower average yields in our loan portfolio and lower average yields in our investment securities portfolio and interest-bearing deposits in other banks, partially offset by a decrease in transfer pricing charges as a result of lower yields on our deposit portfolio. The decrease in noninterest income was primarily due to decreases in ATM surcharge fees, ATM interchange fees from customers and other service charges and fees, and insurance settlement income received in 2019, partially offset by a decrease in net losses on the sale of investment securities as a result of the investment portfolio restructuring and sale of 48 investment securities in January 2019. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Treasury and Other segment, and decreases in pension-related expenses, advertising and marketing expenses, charitable contributions and occupancy expense, partially offset by increases in equipment expense, salaries and employee benefits expense, software amortization expense and contracted services and professional fees. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The increase in total assets for the Treasury and Other segment was primarily due to increases in our investment securities portfolio and interest-bearing deposits in other banks.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2020 and 2019, cash and cash equivalents were $1.0 billion and $0.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $6.1 billion and $4.1 billion as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of December 31, 2020, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.8 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2020, we have borrowing capacity of $2.0 billion from the FHLB and $1.1 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $17.9 billion and $15.1 billion as of December 31, 2020 and 2019, which represented 93% and 92%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and capital to be returned to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, taking out short- and long-term borrowings and issuing long-term debt and equity securities. At the start of the pandemic, we increased our liquidity position through additional public time deposits in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs. While our public time deposits have since decreased from the first and second quarters of 2020, we have continued to maintain strong levels of liquidity as of December 31, 2020.

Investment Securities

Table 6 presents the estimated fair value of our available-for-sale investment securities portfolio as of December 31, 2020, 2019 and 2018:

Investment Securities			Table 6
	December 31,
(dollars in thousands)	2020	2019	2018
U.S. Treasury and government agency debt securities	$171,421	$29,888	$389,470
Government-sponsored enterprises debt securities	—	101,439	241,594
Mortgage-backed securities:
Residential - Government agency	160,462	291,209	411,536
Residential - Government-sponsored enterprises	447,200	399,492	150,847
Commercial - Government agency	599,650	—	—
Commercial - Government-sponsored enterprises	932,157	101,719	—
Collateralized mortgage obligations:
Government agency	1,933,553	2,381,278	2,682,449
Government-sponsored enterprises	1,826,972	770,619	602,592
Debt securities issued by states and political subdivisions	—	—	19,854
Total available-for-sale securities	$6,071,415	$4,075,644	$4,498,342

Table 7 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of December 31, 2020:

Maturities and Weighted-Average Yield on Securities(1)											Table 7
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2020
Available-for-sale securities
U.S. Treasury and government agency debt securities	$—	—%	$38.2	0.82%	$83.6	1.05%	$48.3	1.65%	$170.1	1.17%	$171.4
Mortgage-backed securities(2):
Residential - Government agency	—	—	155.2	2.35	—	—	—	—	155.2	2.35	160.5
Residential - Government-sponsored enterprises	—	—	368.6	2.24	65.7	1.32	—	—	434.3	2.11	447.2
Commercial - Government agency	—	—	465.8	2.20	117.4	1.68	—	—	583.2	2.10	599.6
Commercial - Government-sponsored enterprises	—	—	70.2	1.95	539.7	1.50	321.2	1.53	931.1	1.55	932.2
Collateralized mortgage obligations(2):
Government agency	74.9	1.91	1,671.8	1.62	155.6	1.20	—	—	1,902.3	1.60	1,933.5
Government-sponsored enterprises	55.9	2.08	994.2	1.43	758.7	1.38	—	—	1,808.8	1.43	1,827.0
Total available-for-sale securities as of December 31, 2020	$130.8	1.99%	$3,764.0	1.74%	$1,720.7	1.41%	$369.5	1.55%	$5,985.0	1.64%	$6,071.4
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $6.1 billion as of December 31, 2020, an increase of $2.0 billion or 49% compared to December 31, 2019. The higher balances in investment securities were primarily due to deploying excess balance sheet liquidity. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision.

As of December 31, 2020, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the consolidated balance sheets, with $3.8 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $2.1 billion in mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities and $171.4 million in debt securities issued by the U.S. Treasury and government agencies (U.S. International Development Finance Corporation bonds).

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

Gross unrealized gains in our investment securities portfolio were $97.1 million and $19.0 million as of December 31, 2020 and 2019, respectively. Gross unrealized losses in our investment securities portfolio were $10.7 million and $24.0 million as of December 31, 2020 and 2019, respectively. Higher unrealized gains in our investment securities portfolio were primarily due to lower market interest rates as of the year ended December 31, 2020, relative to December 31, 2019, resulting in higher valuation. The higher unrealized gain positions were primarily related to our mortgage-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the year ended December 31, 2020, we did not record any credit losses related to our investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2020 and 2019, we held $18.1 million and $34.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories as of December 31 for each of the last five years:

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$3,019,507	$2,743,242	$3,208,760	$3,135,266	$3,239,600
Commercial real estate	3,392,676	3,463,953	2,990,783	2,667,597	2,343,495
Construction	735,819	519,241	626,757	632,911	450,012
Residential:
Residential mortgage	3,690,218	3,768,936	3,527,101	3,226,601	2,921,766
Home equity line	841,624	893,239	912,517	863,452	874,693
Total residential	4,531,842	4,662,175	4,439,618	4,090,053	3,796,459
Consumer	1,353,842	1,620,556	1,662,504	1,586,476	1,510,772
Lease financing	245,411	202,483	147,769	165,066	180,040
Total loans and leases	$13,279,097	$13,211,650	$13,076,191	$12,277,369	$11,520,378

Total loans and leases were $13.3 billion as of December 31, 2020, an increase of $67.4 million or 1% from December 31, 2019, with increases in commercial and industrial loans, construction loans and lease financing. The increase in total loans and leases was primarily due to our participation in the PPP which had a total amortized cost basis of $801.2 million as of December 31, 2020. While we have not experienced declines in our loan portfolio in 2020, it is possible that the effects of COVID-19 on the economy could result in less demand for our loan products.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.0 billion as of December 31, 2020, an increase of $276.3 million or 10% from December 31, 2019. This increase was primarily due to PPP loans totaling $801.2 million, offset by decreases in our Shared National Credit and dealer flooring portfolios during the year.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner occupied property is the operating cash flow from the business. Commercial real estate loans were $3.4 billion as of December 31, 2020, a decrease of $71.3 million or 2% from December 31, 2019.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $735.8 million as of December 31, 2020, an increase of $216.6 million or 42% from December 31, 2019. The increase in construction loans stemmed from various disbursements of project loans during the year.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.5 billion as of December 31, 2020, a decrease of $130.3 million or 3% from December 31, 2019. Our portfolio of residential real estate loans declined due to the sale of $132.0 million in residential mortgages originated for investment during the year.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.4 billion as of December 31, 2020, a decrease of $266.7 million or 17% from December 31, 2019. The decrease in consumer loans was primarily due decreases in credit card balances and indirect automobile loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $245.4 million as of December 31, 2020, an increase of $42.9 million or 21% from December 31, 2019. The increase in lease financing was due to portfolio growth in our commercial single investor leases.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 9 presents the recorded investment in our loan and lease portfolio as of December 31, 2020:

Loans and Leases by Rate Type								Table 9
	December 31, 2020
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$208,119	$1,609,210	$—	$1,963	$1,819,292	$32,927	$1,167,288	$3,019,507
Commercial real estate	142,188	1,998,682	328	854,259	2,995,457	126,151	271,068	3,392,676
Construction	71,204	554,120	30	27,955	653,309	975	81,535	735,819
Residential:
Residential mortgage	18,829	169,686	86,000	59,714	334,229	362,254	2,993,735	3,690,218
Home equity line	344,466	—	7,265	—	351,731	489,856	37	841,624
Total residential	363,295	169,686	93,265	59,714	685,960	852,110	2,993,772	4,531,842
Consumer	298,674	16,137	1,300	126	316,237	133	1,037,472	1,353,842
Lease financing	—	—	—	—	—	—	245,411	245,411
Total loans and leases	$1,083,480	$4,347,835	$94,923	$944,017	$6,470,255	$1,012,296	$5,796,546	$13,279,097

% by rate type at December 31, 2020	8%	33%	1%	7%	49%	7%	44%	100%

Tables 10 and 11 present the geographic distribution of our loan and lease portfolio as of December 31, 2020 and 2019:

Geographic Distribution of Loan and Lease Portfolio					Table 10
	December 31, 2020
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,755,804	$1,042,318	$193,829	$27,556	$3,019,507
Commercial real estate	2,180,829	809,493	402,142	212	3,392,676
Construction	333,112	398,218	4,489	—	735,819
Residential:
Residential mortgage	3,568,827	1,662	119,729	—	3,690,218
Home equity line	811,964	—	29,660	—	841,624
Total residential	4,380,791	1,662	149,389	—	4,531,842
Consumer	1,001,868	18,993	331,255	1,726	1,353,842
Lease financing	80,670	149,934	14,807	—	245,411
Total Loans and Leases	$9,733,074	$2,420,618	$1,095,911	$29,494	$13,279,097
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 11
	December 31, 2019
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,270,997	$1,285,340	$140,929	$45,976	$2,743,242
Commercial real estate	2,289,626	768,314	405,720	293	3,463,953
Construction	261,089	253,577	4,575	—	519,241
Residential:
Residential mortgage	3,642,251	2,708	123,977	—	3,768,936
Home equity line	861,079	78	32,082	—	893,239
Total residential	4,503,330	2,786	156,059	—	4,662,175
Consumer	1,202,762	22,521	393,045	2,228	1,620,556
Lease financing	85,842	110,630	6,011	—	202,483
Total Loans and Leases	$9,613,646	$2,443,168	$1,106,339	$48,497	$13,211,650
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Our lending activities are concentrated primarily in Hawaii. However, we also have lending activities on the U.S. mainland, Guam and Saipan. Our commercial lending activities on the U.S. mainland include automobile dealer flooring activities in California, participation in the Shared National Credits Program and selective commercial real estate projects based on existing customer relationships. Our lease financing portfolio includes commercial leveraged and single investor lease financing activities both in Hawaii and on the U.S. mainland.  However, no new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Our consumer lending activities are concentrated primarily in Hawaii and to a smaller extent, Guam and Saipan.

Table 12 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of December 31, 2020:

Maturities for Selected Loan Categories(1)				Table 12
	December 31, 2020
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$955,817	$1,809,058	$254,632	$3,019,507
Construction	294,532	366,993	74,294	735,819
Total Selected Loans	$1,250,349	$2,176,051	$328,926	$3,755,326

Total of loans with:
Adjustable interest rates	$1,165,411	$1,074,963	$232,227	$2,472,601
Hybrid interest rates	545	26,246	7,111	33,902
Fixed interest rates	84,393	1,074,842	89,588	1,248,823
Total Selected Loans	$1,250,349	$2,176,051	$328,926	$3,755,326
(1)	Based on contractual maturities.

Credit Quality

We evaluate certain loans and leases, including commercial and industrial loans, commercial real estate loans and construction loans, individually for impairment and non-accrual status. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We generally place a loan on non-accrual status when management believes that collection of principal or interest has become doubtful or when a loan or lease becomes 90 days past due as to principal or interest, unless it is well secured and in the process of collection. Loans on non-accrual status are generally classified as impaired, but not all impaired loans are necessarily placed on non-accrual status. See “Note 5. Allowance for Credit Losses” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information about our credit quality indicators.

For purposes of managing credit risk and estimating the ACL, management has identified three categories of loans (commercial, residential real estate and consumer) that we use to develop our systematic methodology to determine the ACL. The categorization of loans for the evaluation of credit risk is specific to our credit risk evaluation process and these loan categories are not necessarily the same as the loan categories used for other evaluations of our loan portfolio. See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information about our approach to estimating the ACL.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 13 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More for each of the last five years:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 13
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$518	$32	$274	$2,932	$2,730
Commercial real estate	80	30	1,658	1,786	—
Construction	2,043	—	—	—	—
Lease financing	—	—	—	—	153
Total Commercial Loans	2,641	62	1,932	4,718	2,883
Residential Loans:
Residential mortgage	6,441	5,406	4,611	5,107	6,547
Total Residential Loans	6,441	5,406	4,611	5,107	6,547
Total Non-Accrual Loans and Leases	9,082	5,468	6,543	9,825	9,430
Other Real Estate Owned ("OREO")	—	319	751	329	329
Total Non-Performing Assets	$9,082	$5,787	$7,294	$10,154	$9,759

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$2,108	$1,429	$141	$220	$449
Commercial real estate	882	1,013	—	1,400	—
Construction	93	2,367	—	—	—
Lease financing	—	—	—	—	83
Total Commercial Loans	3,083	4,809	141	1,620	532
Residential Loans:
Residential mortgage	—	74	32	—	—
Home equity line	4,818	2,995	2,842	1,360	866
Total Residential Loans	4,818	3,069	2,874	1,360	866
Consumer	3,266	4,272	3,373	1,394	1,870
Total Accruing Loans and Leases Past Due 90 Days or More	$11,167	$12,150	$6,388	$4,374	$3,268

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$16,684	$14,493	$24,033	$34,130	$44,496
Total Loans and Leases	$13,279,097	$13,211,650	$13,076,191	$12,277,369	$11,520,378

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.07%	0.04%	0.05%	0.08%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.07%	0.04%	0.06%	0.08%	0.08%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.15%	0.14%	0.10%	0.12%	0.11%

Table 14 presents the activity in NPAs for the years ended December 31, 2020 and 2019:

Non-Performing Assets		Table 14
	Year Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of year	$5,787	$7,294
Additions	51,864	12,767
Reductions
Payments	(15,125)	(10,783)
Return to accrual status	(1,364)	(1,910)
Sales of other real estate owned	(766)	(751)
Transfers to loans held for sale	(14,566)	—
Charge-offs/write-downs	(16,748)	(830)
Total Reductions	(48,569)	(14,274)
Balance at end of year	$9,082	$5,787

The level of NPAs represents an indicator of the potential for future credit losses. NPAs consist of non-accrual loans and leases and OREO. Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to held for sale classification, transferred to OREO or are no longer classified as non-accrual because they have returned to accrual status as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Total NPAs were $9.1 million as of December 31, 2020, an increase of $3.3 million or 57% from December 31, 2019. The ratio of our NPAs to total loans and leases and OREO was 0.07% as of December 31, 2020, an increase of three basis points from December 31, 2019. The increase in total NPAs was primarily due to a $2.0 million increase in construction loans, a $1.0 million increase in residential mortgage loans and a $0.5 million increase in commercial and industrial loans, partially offset by a $0.3 million decrease in OREO.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2020, residential mortgage non-accrual loans were $6.4 million, an increase of $1.0 million or 19% from December 31, 2019. As of December 31, 2020, our residential mortgage non-accrual loans were comprised of 39 loans with a weighted average current loan-to-value (“LTV”) ratio of 49%.

Construction non-accrual loans were $2.0 million as of December 31, 2020, an increase of $2.0 million or 100% from December 31, 2019. This increase was primarily due to the addition of one construction non-accrual loan of $2.2 million, partially offset by a $0.4 million charge-off.

Commercial and industrial non-accrual loans were $0.5 million as of December 31, 2020, an increase of $0.5 million from December 31, 2019. This increase was primarily due to additions in commercial and industrial loans totaling $28.6 million, partially offset by $13.6 million in charge-offs, $9.3 million in transfers to loans held for sale and $5.3 million in payments. The additions in commercial and industrial loans during the year was primarily due to the impact of COVID-19 and the shut-down of the tourism industry in Hawaii.

Commercial real estate non-accrual loans were $0.1 million as of December 31, 2020, an increase of $0.1 million from December 31, 2019.  During the year, there were additions in commercial real estate loans totaling $15.9 million, offset by $7.8 million in payments, $5.3 million in transfers to loans held for sale and $2.7 million in charge-offs. The additions in commercial real estate loans during the year was primarily due to the impact of COVID-19 and the shut-down of the tourism industry in Hawaii.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of December 31, 2020, we did not hold any OREO.  As of December 31, 2019, OREO was $0.3 million which comprised of two residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $11.2 million as of December 31, 2020, a decrease of $1.0 million or 8% as compared to December 31, 2019. Construction and consumer loans that were past due 90 days or more and still accruing interest decreased by $2.3 million and $1.0 million, respectively, during the year ended December 31, 2020. This was partially offset by increases in home equity lines and commercial and industrial loans that were past due 90 days or more and still accruing interest of $1.8 million and $0.7 million, respectively, during the year ended December 31, 2020.

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

Impaired loans were $25.8 million and $20.6 million as of December 31, 2020 and 2019, respectively. These impaired loans had a related ACL of $2.4 million and $0.2 million as of December 31, 2020 and 2019, respectively. The increase in impaired loans during 2020 was primarily due to increases in commercial real estate loans and construction loans totaling $6.5 million and $1.8 million, respectively, partially offset by decreases in commercial and industrial loans and residential mortgages totaling $2.1 million and $1.1 million, respectively. The decreases in impaired loan balance include charge-offs and paydowns. For the years ended December 31, 2020 and 2019, we recorded charge-offs of $16.8 million and $0.6 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of December 31, 2020 had been accrued under the original terms, approximately $1.0 million in additional interest income would have been recorded in the year ended December 31, 2020 and approximately $0.2 million in additional interest income would have been recorded for 2019. Actual interest income recorded on these loans was $0.2 million for the year ended December 31, 2020 and $1.8 million for the year ended December 31, 2019.

COVID-19 Financial Hardship Relief Programs

Certain borrowers have been unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, we have been offering various relief programs to assist customers who are experiencing financial hardship due to COVID-19. For example, for certain residential mortgage and commercial loans, various relief options were available on a case-by-case basis, including payment deferrals for up to six months. For certain consumer loans, loan assistance was being offered in the form of payment deferrals for up to three months, which extended the term of the loan by the number of months deferred, and interest continued to accrue on the principal balance. The short-term modifications for payment deferrals, extensions of repayment terms, or delays in payment described above that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not required to be accounted for and disclosed as TDRs under GAAP. Please see “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion on short-term modifications.

Table 15 presents information on our loans and leases that received payment deferrals under our COVID-19 financial hardship relief programs as of December 31, 2020:

Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs		Table 15
	December 31, 2020
	Number of Loans	Amortized
(dollars in thousands)	and Leases	Cost Basis
Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs
Commercial and industrial	1,098	$888,451
Commercial real estate	421	1,150,566
Construction	33	55,768
Lease financing	59	11,162
Residential mortgage	1,568	670,071
Consumer	18,145	239,915
Total Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs	21,324	$3,015,933
Total Loans and Leases		$13,279,097

Ratio of Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs to Total Loans and Leases		22.7%

In addition to the relief programs described above, we are also participating in the PPP offered by the SBA. The PPP is intended to help small businesses impacted by the COVID-19 pandemic by providing “fully forgivable” loans to cover payroll expenses, including employee benefits, and can also be used for various other eligible expenses. PPP loans have a fixed interest rate of one percent per annum and a maturity date of up to five years, with the ability to prepay the loan in full without penalty. The first payment is deferred for 10 months or until compensation is received for forgiven amounts, and interest will continue to accrue during the initial deferment period. The borrower may apply with the Bank for loan forgiveness of the amount due on the loan in an amount equal to payroll, employee benefits, and other eligible expenses incurred, subject to limitations, in accordance with the PPP and CARES Act, as amended by the PPPF Act and CAA. Because the purpose of the PPP is to help small businesses keep their workers employed and paid, if the business spends less than 60% of loan proceeds on payroll costs, uses the loan proceeds for non-payroll costs that are not eligible expenses, or significantly reduces its employee count or compensation levels without qualifying for other exceptions, a portion of the loan will not be forgiven, and the business will be required to repay that portion of the loan to the Bank over the remaining term of the loan.

Table 16 presents information on our PPP loans outstanding as of December 31, 2020 to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry		Table 16
	December 31, 2020
	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	587	$107,839
Automobile dealers	65	54,202
Retail	494	52,153
Hospitality/Hotel	91	55,382
Transportation	161	32,763
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	1,398	302,339
All other industries (1)	4,334	498,902
Total PPP Loans Outstanding (2)	5,732	$801,241
Total Loans and Leases		$13,279,097

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		2.3%
Ratio of PPP Loans Outstanding to Total Loans and Leases		6.0%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above, which is primarily comprised of the construction, health care, professional services, and administrative and support services industries.
(2)	Outstanding loan balances, which are a component of commercial and industrial loans, are reported net of deferred loan costs and fees of $1.5 million and $14.7 million, respectively, at December 31, 2020.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31 for each of the last five years:

Loans Modified in a Troubled Debt Restructuring					Table 17
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$2,298	$4,919	$8,445	$15,251	$24,842
Commercial real estate	7,126	692	4,086	8,850	12,546
Total commercial	9,424	5,611	12,531	24,101	37,388
Residential mortgage	7,553	10,487	12,128	12,394	13,813
Total	$16,977	$16,098	$24,659	$36,495	$51,201

Loans modified in a TDR were $17.0 million as of December 31, 2020, an increase of $0.9 million or 5% from 2019. This increase was primarily due to increases in commercial real estate loans totaling $6.4 million, partially offset by decreases in residential mortgage loans of $2.9 million and commercial and industrial loans of $2.6 million. As of December 31, 2020, $16.7 million or 98% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and “Analysis of Financial Condition — COVID-19 Financial Hardship Relief Programs” for more information and a description of the modification programs that we have been offering to our customers.

As noted above, we have been providing our borrowers with opportunities to defer payments, or portions thereof. In the absence of intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

We adopted the provisions of ASU No. 2016-13 on January 1, 2020. This guidance changes the accounting for credit losses from an “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within a loan portfolio to an “expected loss” model, which estimates a loss based on losses expected to be recorded over the life of the loan portfolio.

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

Table 18 presents an analysis of our ACL for the years indicated:

Allowance for Credit Losses					Table 18
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at Beginning of Year	$130,530	$141,718	$137,253	$135,494	$135,484
Adjustment to Adopt ASC Topic 326	770	—	—	—	—
After Adoption of ASC Topic 326	131,300	141,718	137,253	135,494	135,484
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(15,572)	(2,718)	(778)	(1,519)	(348)
Commercial real estate	(2,753)	—	—	—	—
Construction	(379)	—	—	—	—
Lease financing	—	(24)	—	(147)	—
Total Commercial Loans	(18,704)	(2,742)	(778)	(1,666)	(348)
Residential Loans:
Residential mortgage	(14)	(243)	(125)	(294)	(242)
Home equity line	(54)	(195)	(40)	(114)	(557)
Total Residential Loans	(68)	(438)	(165)	(408)	(799)
Consumer	(28,791)	(32,807)	(26,630)	(23,851)	(18,791)
Total Loans and Leases Charged-Off	(47,563)	(35,987)	(27,573)	(25,925)	(19,938)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	5,005	410	232	844	251
Commercial real estate	615	263	216	596	3,329
Construction	200	—	—	—	—
Lease financing	—	—	—	—	2
Total Commercial Loans	5,820	673	448	1,440	3,582
Residential Loans:
Residential mortgage	216	741	523	299	626
Home equity line	167	226	417	388	732
Total Residential Loans	383	967	940	687	1,358
Consumer	10,499	9,359	8,470	7,057	6,408
Total Recoveries on Loans and Leases Previously Charged-Off	16,702	10,999	9,858	9,184	11,348
Net Loans and Leases Charged-Off	(30,861)	(24,988)	(17,715)	(16,741)	(8,590)
Provision for Credit Losses - Loans and Leases	108,015	13,800	22,180	18,500	8,600
Balance at End of Year	$208,454	$130,530	$141,718	$137,253	$135,494
Average Loans and Leases Outstanding	$13,518,308	$13,063,716	$12,570,182	$11,944,596	$11,175,213
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.23%	0.19%	0.14%	0.14%	0.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.57%	0.99%	1.08%	1.12%	1.18%

Tables 19 and 20 present the allocation of the ACL by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of the dates indicated:

Allocation of the Allowance for Credit Losses by Loan and Lease Category					Table 19
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$24,711	$28,975	$34,501	$34,006	$33,129
Commercial real estate	58,123	22,325	19,725	18,044	18,448
Construction	10,039	4,844	5,813	6,817	4,513
Lease financing	3,298	424	432	611	847
Total commercial	96,171	56,568	60,471	59,478	56,937
Residential mortgage	40,461	29,303	33,525	32,585	32,058
Home equity line	7,163	9,876	11,381	10,267	11,378
Total residential	47,624	39,179	44,906	42,852	43,436
Consumer	64,659	34,644	35,813	31,249	28,388
Unallocated	—	139	528	3,674	6,733
Total Allowance for Credit Losses for Loans and Leases	$208,454	$130,530	$141,718	$137,253	$135,494

Allocation of the Allowance for Credit Losses by Loan and Lease Category (as a percentage of total loans and leases outstanding)									Table 20
	December 31,
	2020		2019		2018		2017		2016
	Allocated	Loan	Allocated	Loan	Allocated	Loan	Allocated	Loan	Allocated	Loan
	ACL as	category as	ACL as	category as	ACL as	category as	ACL as	category as	ACL as	category as
	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total	% of loan or	% of total
	lease	loans and	lease	loans and	lease	loans and	lease	loans and	lease	loans and
	category	leases	category	leases	category	leases	category	leases	category	leases
Commercial and industrial	0.82%	22.74%	1.06%	20.76%	1.08%	24.54%	1.08%	25.54%	1.02%	28.12%
Commercial real estate	1.71	25.55	0.64	26.22	0.66	22.87	0.68	21.73	0.79	20.34
Construction	1.36	5.54	0.93	3.93	0.93	4.79	1.08	5.16	1.00	3.91
Lease financing	1.34	1.85	0.21	1.53	0.29	1.13	0.37	1.34	0.47	1.56
Total commercial	1.30	55.68	0.82	52.44	0.87	53.33	0.90	53.77	0.92	53.93
Residential mortgage	1.10	27.78	0.78	28.53	0.95	26.98	1.01	26.28	1.10	25.37
Home equity line	0.85	6.34	1.11	6.76	1.25	6.98	1.19	7.03	1.30	7.59
Total residential	1.05	34.12	0.84	35.29	1.01	33.96	1.05	33.31	1.14	32.96
Consumer	4.78	10.20	2.14	12.27	2.15	12.71	1.97	12.92	1.88	13.11
Total	1.57%	100.00%	0.99%	100.00%	1.08%	100.00%	1.12%	100.00%	1.18%	100.00%

As of December 31, 2020, the ACL was $208.5 million or 1.57% of total loans and leases outstanding, compared with an ACL of $130.5 million or 0.99% of total loans and leases outstanding as of December 31, 2019. The level of the ACL was commensurate with the adverse impacts that COVID-19 is having on the Hawaii and global economy.

Net charge-offs of loans and leases were $30.9 million or 0.23% of total average loans and leases for the year ended December 31, 2020 compared to $25.0 million or 0.19% for 2019. Net charge-offs in our commercial lending portfolio were $12.9 million for the year ended December 31, 2020 compared to net charge-offs of $2.1 million for 2019. Net recoveries in our residential lending portfolio were $0.3 million for the year ended December 31, 2020 compared to net recoveries of $0.5 million for 2019. Our net recovery position in this portfolio segment is largely attributable to rising real estate prices in Hawaii. Net charge-offs in our consumer lending portfolio were $18.3 million for the year ended December 31, 2020 compared to net charge-offs of $23.4 million for 2019. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of December 31, 2020 and 2019 based on our ongoing analysis of estimated expected credit losses, credit risk profiles, economic conditions, coverage ratios and other relevant factors.

The increase in the ACL during year ended December 31, 2020 was primarily due to the adverse economic impact that COVID-19 is having and is expected to continue to have on the global, national and local economies. Business closures and the ripple effect it has had and will continue to have on unemployment filings is expected to impact the ability of our borrowers to continue to remain current on their loans and leases. As noted earlier, a significant number of our customers (primarily individuals and small businesses) have taken advantage of payment deferral programs in assisting them while they may be temporarily unemployed or while their businesses have closed. We continue to monitor the impact of COVID-19 on our tourism industry and the re-opening of the Hawaii economy under new guidelines. Once these measures are relaxed, we expect that local consumption of goods and services will begin to resume over an extended period of time. Although the State of Hawaii has begun to allow passengers from the U.S. mainland to bypass its mandatory 10-day self-quarantine requirement with an approved negative COVID-19 test within 72 hours prior to arrival in the state, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and is dependent upon the number of cases declining around the globe.

As of December 31, 2020, the higher allocation of our ACL to all of our portfolio segments is primarily due to expected credit losses related to COVID-19 and the impact it continues to have on the Hawaii economy, local businesses and our customers.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both December 31, 2020 and 2019. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company performed its annual assessment of the criteria included in Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2020. Future events, including the ongoing impacts of the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $603.5 million as of December 31, 2020, an increase of $112.9 million or 23% from December 31, 2019. This increase was primarily due to a $66.4 million increase in interest rate swap agreements, a $40.1 million increase in prepaid expenses, and a $24.6 million increase in investments in affordable housing and other tax credit partnership interests. This was partially offset by an $11.1 million decrease in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of December 31, 2020 and December 31, 2019:

Deposits		Table 21
	December 31,
(dollars in thousands)	2020	2019
Demand	$7,522,114	$5,880,072
Savings	6,020,075	4,998,933
Money Market	3,337,236	3,055,832
Time	2,348,298	2,510,157
Total Deposits(1)	$19,227,723	$16,444,994
(1)	Public deposits were $1.6 billion as of December 31, 2020, an increase of $634.1 compared to December 31, 2019.

Total deposits were $19.2 billion as of December 31, 2020, an increase of $2.8 billion or 17% from December 31, 2019. The increase in deposit balances stemmed primarily from a $1.6 billion increase in demand deposit balances and a $629.7 million increase in public savings deposit balances. This was partially offset by a $139.0 million or 7% decrease in non-public time deposit balances. We increased our liquidity position in anticipation of a surge in funding needs, primarily due to our participation in the PPP.

Table 22 presents the amount of time deposits of $100,000 or more issued by the Company, further segregated by time remaining until maturity, as of December 31, 2020:

			Table 22
(dollars in thousands)	Domestic	Foreign	Total
Three months or less	$509,469	$49,155	$558,624
Over three through six months	390,007	33,299	423,306
Over six through twelve months	422,563	43,630	466,193
Over twelve months	202,023	40,267	242,290
Total	$1,524,062	$166,351	$1,690,413

Short-term and Long-term Borrowings

There were no short-term borrowings as of December 31, 2020, a decrease of $400.0 million from December 31, 2019. The decrease was due to $400.0 million in FHLB fixed-rate advances maturing during 2020.

Long-term borrowings were $200.0 million as of both December 31, 2020 and 2019. The Company’s long-term borrowings comprised $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the consolidated balance sheet date.

As of December 31, 2020 and 2019, the available remaining borrowing capacity with the FHLB was $2.0 billion and $1.7 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of December 31, 2020 and 2019.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $127.1 million as of December 31, 2020, an increase of $5.2 million or 4% from December 31, 2019. The balance as of December 31, 2020 included retirement benefits payable of $143.4 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $16.2 million.

See “Note 15. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2020, there were no aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets. As of December 31, 2019 and 2018, aggregate cross-border outstandings in countries which amounted to 0.75% to 1% of our total consolidated assets totaled approximately $174.7 million and $186.3 million, respectively, to Japan and $162.1 million and nil, respectively, to Canada. There were no cross-border outstandings in excess of 1% of our total consolidated assets.

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

As of December 31, 2020, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since December 31, 2020 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 23

	December 31,	December 31,
(dollars in thousands)	2020	2019
Stockholders' Equity	$2,744,104	$2,640,258
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive income (loss), net	31,604	(31,749)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,717,008	$1,676,515
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	172,950	131,130
Total Capital	$1,889,958	$1,807,645
Risk-Weighted Assets	$13,769,885	$14,110,799

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.47%	11.88%
Tier 1 Capital Ratio	12.47%	11.88%
Total Capital Ratio	13.73%	12.81%
Tier 1 Leverage Ratio	8.00%	8.79%

Total stockholders’ equity was $2.7 billion as of December 31, 2020, an increase of $103.8 million or 4% from December 31, 2019. The increase in stockholders’ equity was primarily due to earnings for the year ended December 31, 2020 of $185.8 million and a net gain in the fair value of our investment securities of $67.0 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $135.1 million, the cumulative effect adjustment of a change in accounting principle of $12.5 million and common stock repurchased of $5.0 million.

In January 2020, the Company announced a stock repurchase program for up to $80.0 million of its outstanding common stock during 2020. Under this plan, the Company repurchased 217,759 shares at a total cost of approximately $5.0 million during the first quarter of 2020. In April 2020, the Company’s Board of Directors voted to suspend the stock repurchase program. In February 2021, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2021. The timing and amount of stock repurchases, if any, are influenced by various internal and external factors.

In January 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on March 5, 2021 to shareholders of record at the close of business on February 22, 2021.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2020 and 2019, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.2 billion and $2.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2020, there were two repurchases of residential mortgage loans of $0.8 million and one pending repurchase request of a residential mortgage loan of $0.3 million.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2020, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2020.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2020, 97% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations as of December 31, 2020 were as follows:

Contractual Obligations					Table 24
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$1,889,975	$327,474	$130,588	$261	$2,348,298
Long-term borrowings(1)	10	100,000	100,000	—	200,010
Noncancelable operating leases	8,928	10,167	6,538	42,746	68,379
Postretirement benefit contributions	1,227	2,736	2,984	7,960	14,907
Purchase obligations	45,653	35,410	28,186	9,870	119,119
Affordable housing commitments	67,192	21,130	162	542	89,026
Total Contractual Obligations	$2,012,985	$496,917	$268,458	$61,379	$2,839,739
(1)	Amounts include the Company’s finance lease obligation.

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

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2020 and 2019 were $154.5 million and $149.0 million, respectively. The increase in UTB was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

See the discussion of credit, lease and other contractual commitments in “Note 4. Loans and Leases” and “Note 18. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included Item 8. Financial Statements and Supplementary Data.

Critical Accounting Policies

Our consolidated financial statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. Application of these principles requires us to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the consolidated financial statements. These factors include among other things, whether the policy requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our consolidated financial statements are those that are related to the determination of the ACL, goodwill, fair value estimates, pension and postretirement benefit obligations and income taxes.

Allowance for Credit Losses

Management's evaluation of the adequacy of the ACL is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, significant reliance on estimated loss rates on portfolios and consideration of our evaluation of macro-economic factors and trends. While our methodology in establishing the ACL attributes portions of the ACL to the commercial, residential real estate and consumer portfolio segments, the entire ACL is available to absorb credit losses in the total loan and lease portfolio.

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

The following are some of the significant judgments and inherent limitations which affect the estimate of the ACL:

●	The Accuracy of Internal Credit Risk Ratings, Monitoring of Loans Past Due and Delinquency Trends. The ACL related to our commercial portfolio segment is generally most sensitive to the accuracy of internal credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an independent internal team of credit specialists.
●	Data. We have applied considerable judgments about the sufficiency and applicability of our internal data to provide an accurate view of historical loss information. For each of our portfolio segments we have examined between 8 and 12 years of historical data. For many of our residential real estate and consumer loan classes, we have assumed that the historical loss period observed is sufficient to capture a full credit loss cycle and that the credit loss exposures observed over this historical loss period are representative of those for which we will be making estimates of future expected credit losses under CECL. In making this assumption, we have relied on the fact that the historical loss period incorporated the most recent observed recessionary period as well as the subsequent period of sustained recovery and growth.
●	Reasonable and Supportable Forecast Period. For contractual periods which extend beyond the one-year reasonable and supportable forecast period, management elected an immediate reversion to the mean approach. Management will continue to assess whether a one-year reasonable and supportable forecast period is appropriate. Changes to the economic environment and uncertainty with regards to the timing and extent of an economic recovery may result in management decreasing or increasing the current reasonable and supportable forecast period.
●	Economic Adjustments over the Reasonable and Supportable Forecast Period. The Company’s economic forecast team meets at least quarterly to discuss the economic outlook over the reasonable and supportable forecast period and determines whether economic adjustments should be applied in estimating the total ACL. The adjustments could be attributable to forecasted levels of local and national employment, visitor arrivals and spending, interest rates and real estate prices. Various economic forecasts ranging from mild, medium to severe are evaluated to forecast losses over the reasonable and supportable forecast period. Such adjustments are highly subjective and are a result of significant management judgment.
●	Qualitative Adjustments. For risks not captured in the long-run default rates or in the economic forecast over the reasonable and supportable forecast period, the Company applies segment level dollar adjustments. These adjustments are estimated based on the best information available as of the reporting date and may include, as appropriate, adjustments for model limitations, regulatory determinants, overlays for natural disasters, and other events such as the COVID-19 pandemic.

●	Identification and Measurement of Individually Assessed Loans, including Loans Modified in a TDR. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified in a TDR. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows. The development of these expectations requires significant management judgment and estimation.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data and “Analysis of Financial Condition — Allowance for Credit Losses” for more information on the ACL.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis at December 31 or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value, and an impairment loss would be recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

The fair value of our reporting units is estimated using valuation methods based on the market and income approaches:

●	The market approach involves the calculation of valuation multiples of comparable public companies (e.g., based on market capitalization, net income, book equity and tangible book equity). Because the initial fair value determined under the market approach represents a noncontrolling interest, a control premium is applied to arrive at the estimated fair value on a controlling basis. The key assumptions with respect to this method are the selected multiples and control premium.

●	The income approach uses a discounted cash flow (DCF) method to value a company on a going concern basis. The DCF method is based on the present value of (1) multi-period projections of free cash flows and (2) a terminal value. The sum of the present value of the cash flows from the discrete period and the present value of the terminal value represents the fair value of the reporting unit under the income approach. The projected cash flows and terminal value are converted to present value through applying a discount rate. The key assumptions with respect to this method are the determination of the free cash flows, discount rate and terminal value.

The Company performed its annual quantitative impairment test in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2020.

Estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Changes in these factors, as well as downturns in economic or business conditions, including the ongoing impacts of the COVID-19 pandemic, could have a significant adverse impact on the fair value of our reporting units in relation to their carrying amounts and could necessitate taking charges in future reporting periods related to the impairment of our goodwill.

See “Note 7. Other Assets” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on goodwill.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2020 and 2019, $6.2 billion or 27% and $4.1 billion or 21%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2020 and 2019, $5.8 million or less than 1% and $4.9 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2020 and 2019, $1.3 million and $0.7 million, respectively, was classified in Level 2 of the fair value hierarchy and $4.6 million and $4.2 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2020 and 2019, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service:

(1)	Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. During the year ended December 31, 2020, there were no transfers of securities within the fair value hierarchy.

(2)	On a monthly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2020, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets.

(3)	On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditors’ reports related to services rendered by our third-party pricing service.

(4)	Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Our determination of the pension and postretirement benefit plan obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. The discount rate assumption is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate assumption used to value the present value of future benefit obligations as of each year end is the rate used to determine the net periodic benefit cost for the following year.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2020 and 2019, our liabilities for UTBs were $154.5 million and $149.0 million, respectively. See “Note 16. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2020, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Management has identified three categories of loans that we use to develop our systematic methodology to determine the ACL: commercial, residential and consumer.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $359,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of December 31, 2020 and 2019, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 25 presents, for the twelve months subsequent to December 31, 2020 and 2019, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2020 and 2019 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 25
	Static Forecast	Static Forecast
	December 31, 2020	December 31, 2019
Ramp Change in Interest Rates (basis points)
+100	6.4%	4.0%
+50	3.2	1.9
(50)	(1.7)	(2.3)
(100)	(2.5)	(4.4)

Immediate Change in Interest Rates (basis points)
+100	12.4%	8.9%
+50	6.3	4.4
(50)	(3.0)	(4.9)
(100)	(4.4)	(9.6)

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

Under the static balance sheet forecast as of December 31, 2020, our net interest income sensitivity profile is more sensitive in higher interest rate scenarios and less sensitive in lower interest rate scenarios as compared to similar forecasts as of December 31, 2019. The sensitivity impacts described above are primarily due to holding a larger federal funds position and market interest rates being lower as of December 31, 2020 as compared with December 31, 2019. A larger federal funds position has the effect of magnifying the impact of higher interest rate scenarios. Lower market interest rates have the effect of higher prepayments on loans and investment securities and reinvestments which occur at lower rates. Because market interest rates have been approaching an interest rate floor, this dampens the impact of the lower interest rate scenarios for both ramp and shock scenarios.

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

Selected Quarterly Financial Data (Unaudited)

								Table 26
	2020				2019
(dollars in thousands,	Quarters Ended				Quarters Ended
except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Interest income	$141,681	$141,927	$140,619	$158,532	$162,132	$170,181	$173,818	$172,561
Interest expense	6,454	7,925	12,797	19,849	22,513	27,100	28,205	27,472
Net interest income	135,227	134,002	127,822	138,683	139,619	143,081	145,613	145,089
Provision for credit losses	20,000	5,072	55,446	41,200	4,250	—	3,870	5,680
Noninterest income(1)	53,598	48,898	45,656	49,228	46,708	49,980	48,773	47,072
Noninterest expense(2)	88,127	91,629	91,450	96,466	91,058	93,466	93,290	92,623
Income before income taxes	80,698	86,199	26,582	50,245	91,019	99,595	97,226	93,858
Provision for income taxes	18,959	21,098	6,533	11,380	23,183	25,396	24,793	23,934
Net income	$61,739	$65,101	$20,049	$38,865	$67,836	$74,199	$72,433	$69,924

Per share information:
Earnings Per Common Share - Basic	$0.48	$0.50	$0.15	$0.30	$0.52	$0.56	$0.54	$0.52
Earnings Per Common Share - Diluted	$0.47	$0.50	$0.15	$0.30	$0.52	$0.56	$0.54	$0.52
Cash dividends declared per common share	$0.26	$0.26	$0.26	$0.26	$0.26	$0.26	$0.26	$0.26
Common share price:
High	$23.90	$18.96	$21.50	$31.25	$29.47	$27.84	$28.20	$27.67
Low	$14.16	$14.32	$13.56	$15.42	$25.48	$24.25	$24.83	$22.13
Quarter-end	$23.58	$14.47	$17.24	$16.53	$28.85	$26.70	$25.87	$26.05

Performance Ratios:
Return on average tangible stockholders' equity (non-GAAP)(3)	14.14%	15.16%	4.74%	9.39%	16.40%	17.81%	17.99%	18.35%
Return on average tangible assets (non-GAAP)(3)	1.14%	1.21%	0.38%	0.81%	1.41%	1.52%	1.50%	1.45%
Efficiency ratio	46.59%	50.01%	52.70%	51.33%	48.86%	48.41%	47.99%	48.20%
Net interest margin	2.71%	2.70%	2.58%	3.12%	3.15%	3.19%	3.25%	3.23%
(1)	Noninterest income for the quarter ended December 31, 2020 included a $4.8 million loss related to an adjustment to revalue the Visa Class B derivative liability. Noninterest income for the quarter ended December 31, 2019 included a $4.5 million loss related to an adjustment to revalue the Visa Class B derivative liability. Noninterest income for the quarter ended March 31, 2019 included $2.6 million related to net losses due to the investment portfolio restructuring and sale of 48 investment securities.
(2)	Return on average tangible stockholders’ equity and return on average tangible assets are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible stockholders’ equity and return on average tangible assets, see “Item 6. Selected Financial Data - GAAP to Non-GAAP Reconciliation.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for its allowance for credit losses in 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses (ACL) — Refer to Note 5 to the financial statements.

Critical Audit Matter Description

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modified the accounting for the allowance for credit losses from an incurred loss model to an expected loss model.

The Company’s ACL methodology considers many factors including, but not limited to, historical loss experience and estimated defaults based on portfolio trends, delinquencies, and future economic conditions that will impact the amount of such future losses. Management’s expectation of future economic conditions is reflected in management’s selected economic forecast, ranging from mild, medium, to severe, based on various economic information including forecasted levels of employment, visitor arrivals and spending, interest rates and real estate prices. Management also incorporates qualitative adjustments to the quantitative model to capture the impact of events that are not easily captured in the model.

Determining the appropriate economic forecast adjustment and level of qualitative overlays is inherently subjective and relies on significant judgment. Given the magnitude of the impact of the economic forecast and qualitative overlays and significant amount of judgment required by management in developing these estimates, performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment, an increased extent of audit effort, and the need to involve more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the economic forecast adjustment and qualitative overlays included the following procedures, among others:

•	We tested the effectiveness of controls over the ACL, including management’s controls over the respective economic forecast and qualitative overlays selected.
•	We evaluated the reasonableness and conceptual soundness of the ACL modeling framework, including the selection of the economic forecast adjustment and the use of qualitative adjustments.
•	We tested the mathematical accuracy of the calculation of the qualitative component of the ACL, as well as the accuracy and completeness of data used as inputs to the determination of the qualitative adjustments.
•	We evaluated the reasonableness of the economic forecast selection, including assessing the basis for the selection, as well as the accuracy and completeness of data used as inputs to the determination of the economic forecast selection.
•	We evaluated the qualitative overlays to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
•	We evaluated the magnitude and proportion of the overall allowance, including the directional consistency and magnitude of the qualitative overlays as compared to the prior year and prior quarters, as well as the absolute value of the ACL attributable to the qualitative overlays.
•	In order to identify potential bias in the determination of the ACL, we performed analytical analysis, including retrospective review, various coverage and ratio analysis, and peer institution analysis, to evaluate the relevance of the underlying drivers used to determine qualitative overlays and the economic forecast adjustment to credit losses in the loan portfolios.

Other Assets - Goodwill – Refer to Note 7 to the financial statements.

Critical Audit Matter Description

The Company’s goodwill balance was $995.5 million as of December 31, 2020, which was allocated to the Retail and Commercial reporting units. The fair values of the Company’s reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company applied an equal weighting of the income approach (discounted cash flows) and market approach to estimate fair value. The income approach requires management to make significant estimates and assumptions related to the discount rates and forecasts of future net interest income and net income. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of its reporting units and the difference between the fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates and forecasts of future net interest income and net income, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rates and forecasts of future net interest income and net income for each reporting unit included the following procedures, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of fair value of the Retail and Commercial reporting units, including controls related to management’s forecasts and selection of the discount rates and forecasts of future net interest income and net income.
•	We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the forecasts to:
o	Supporting calculations of net interest income and net income.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount rates by:
o	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rates selected by management.
•	We evaluated the reasonableness of management’s sensitivity analysis used to “stress” its assumptions.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 25, 2021

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Interest income
Loans and lease financing	$496,523	$574,013	$529,877
Available-for-sale securities	81,808	92,505	107,123
Other	4,428	12,174	9,051
Total interest income	582,759	678,692	646,051
Interest expense
Deposits	35,471	87,865	72,976
Short-term and long-term borrowings	11,554	17,425	6,757
Total interest expense	47,025	105,290	79,733
Net interest income	535,734	573,402	566,318
Provision for credit losses	121,718	13,800	22,180
Net interest income after provision for credit losses	414,016	559,602	544,138
Noninterest income
Service charges on deposit accounts	28,169	33,778	32,036
Credit and debit card fees	55,451	66,749	65,716
Other service charges and fees	33,876	36,253	38,316
Trust and investment services income	35,652	35,102	31,324
Bank-owned life insurance	15,754	15,479	9,217
Investment securities losses, net	(114)	(2,715)	—
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities	—	—	(24,085)
Other	28,592	7,887	26,469
Total noninterest income	197,380	192,533	178,993
Noninterest expense
Salaries and employee benefits	174,221	173,098	167,162
Contracted services and professional fees	60,546	56,321	49,775
Occupancy	28,821	28,753	27,330
Equipment	20,277	17,343	17,714
Regulatory assessment and fees	8,659	7,390	14,217
Advertising and marketing	5,695	6,910	4,813
Card rewards program	22,114	29,961	24,860
Other	47,339	50,661	59,082
Total noninterest expense	367,672	370,437	364,953
Income before provision for income taxes	243,724	381,698	358,178
Provision for income taxes	57,970	97,306	93,784
Net income	$185,754	$284,392	$264,394
Basic earnings per share	$1.43	$2.14	$1.93
Diluted earnings per share	$1.43	$2.13	$1.93
Basic weighted-average outstanding shares	129,890,225	133,076,489	136,945,134
Diluted weighted-average outstanding shares	130,220,077	133,387,157	137,111,420

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income	$185,754	$284,392	$264,394
Other comprehensive income (loss), net of tax:
Net change in pensions and other benefits	(3,655)	297	2,960
Net change in investment securities	67,008	100,149	(14,259)
Net change in cash flow derivative hedges	—	—	(4,445)
Other comprehensive income (loss)	63,353	100,446	(15,744)
Total comprehensive income	$249,107	$384,838	$248,650

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2020	2019
Assets
Cash and due from banks	$303,373	$360,375
Interest-bearing deposits in other banks	737,571	333,642
Investment securities, at fair value (amortized cost: $5,985,031 as of December 31, 2020 and $4,080,663 as of December 31, 2019)	6,071,415	4,075,644
Loans held for sale	11,579	904
Loans and leases	13,279,097	13,211,650
Less: allowance for credit losses	208,454	130,530
Net loans and leases	13,070,643	13,081,120

Premises and equipment, net	322,401	316,885
Other real estate owned and repossessed personal property	—	319
Accrued interest receivable	69,626	45,239
Bank-owned life insurance	466,537	453,873
Goodwill	995,492	995,492
Mortgage servicing rights	10,731	12,668
Other assets	603,463	490,573
Total assets	$22,662,831	$20,166,734
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,705,609	$10,564,922
Noninterest-bearing	7,522,114	5,880,072
Total deposits	19,227,723	16,444,994
Short-term borrowings	—	400,000
Long-term borrowings	200,010	200,019
Retirement benefits payable	143,373	138,222
Other liabilities	347,621	343,241
Total liabilities	19,918,727	17,526,476

Commitments and contingent liabilities (Note 18)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,191,133 / 129,912,272 as of December 31, 2020; issued/outstanding: 139,917,150 / 129,928,479 as of December 31, 2019)	1,402	1,399
Additional paid-in capital	2,514,014	2,503,677
Retained earnings	473,974	437,072
Accumulated other comprehensive income (loss), net	31,604	(31,749)
Treasury stock (10,278,861 shares as of December 31, 2020 and 9,988,671 shares as of December 31, 2019)	(276,890)	(270,141)
Total stockholders' equity	2,744,104	2,640,258
Total liabilities and stockholders' equity	$22,662,831	$20,166,734

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2017	139,588,782	$1,396	$2,488,643	$139,177	$(96,383)	$(282)	$2,532,551
Net income	—	—	—	264,394	—	—	264,394
Cash dividends declared ($0.96 per share)	—	—	—	(131,036)	—	—	(131,036)
Common stock issued under Employee Stock Purchase Plan	12,341	—	342	—	—	—	342
Equity-based awards	43,049	1	6,868	(684)	—	(53)	6,132
Common stock repurchased	(4,769,870)	—	—	—	—	(131,800)	(131,800)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	20,068	(20,068)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(15,744)	—	(15,744)
Balance as of December 31, 2018	134,874,302	1,397	2,495,853	291,919	(132,195)	(132,135)	2,524,839
Net income	—	—	—	284,392	—	—	284,392
Cash dividends declared ($1.04 per share)	—	—	—	(138,246)	—	—	(138,246)
Equity-based awards	194,187	2	7,824	(993)	—	(1,764)	5,069
Common stock repurchased	(5,140,010)	—	—	—	—	(136,242)	(136,242)
Other comprehensive income, net of tax	—	—	—	—	100,446	—	100,446
Balance as of December 31, 2019	129,928,479	1,399	2,503,677	437,072	(31,749)	(270,141)	2,640,258
Cumulative-effect adjustment of a change in accounting principle, net of tax: ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	—	—	—	(12,517)	—	—	(12,517)
Net income	—	—	—	185,754	—	—	185,754
Cash dividends declared ($1.04 per share)	—	—	—	(135,099)	—	—	(135,099)
Common stock issued under Employee Stock Purchase Plan	19,069	—	312	—	—	—	312
Equity-based awards	182,483	3	10,025	(1,236)	—	(1,749)	7,043
Common stock repurchased	(217,759)	—	—	—	—	(5,000)	(5,000)
Other comprehensive income, net of tax	—	—	—	—	63,353	—	63,353
Balance as of December 31, 2020	129,912,272	$1,402	$2,514,014	$473,974	$31,604	$(276,890)	$2,744,104

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$185,754	$284,392	$264,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	121,718	13,800	22,180
Depreciation, amortization and accretion, net	63,071	67,824	54,903
Deferred income tax (benefit) provision	(19,396)	17,060	(3,602)
Stock-based compensation	10,028	7,826	6,185
Other (gains) losses	(4)	19	(1,062)
Originations of loans held for sale	(327,076)	(19,164)	(29,707)
Proceeds from sales of loans held for sale	326,785	18,156	29,467
Net (gains) losses on sales of loans originated for investment and held for sale	(18,995)	1,102	(199)
Net losses on investment securities	114	2,715	—
OTTI losses on available-for-sale debt securities	—	—	24,085
Change in assets and liabilities:
Net (increase) decrease in other assets	(17,880)	(20,923)	11,859
Net decrease in other liabilities	(114,613)	(76,303)	(27,090)
Net cash provided by operating activities	209,506	296,504	351,413
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	1,474,587	767,892	810,260
Proceeds from calls and sales	644,983	1,070,715	—
Purchases	(4,045,871)	(1,301,041)	(130,252)
Other investments:
Proceeds from sales	34,822	14,292	12,842
Purchases	(77,927)	(30,996)	(65,239)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(217,530)	(133,702)	(572,488)
Proceeds from sales of loans originated for investment	153,647	407,698	562
Purchases of loans	(41,146)	(398,735)	(270,272)
Proceeds from bank-owned life insurance	3,089	7,682	1,151
Purchases of premises, equipment and software	(33,390)	(29,354)	(35,880)
Purchases of mortgage servicing rights	—	—	(6,444)
Proceeds from sales of other real estate owned	787	759	718
Other	186	2	(2,767)
Net cash (used in) provided by investing activities	(2,103,763)	375,212	(257,809)
Cash flows from financing activities
Net increase (decrease) in deposits	2,782,729	(705,074)	(462,054)
Repayment of short-term borrowings	(400,000)	—	—
Proceeds from long-term borrowings	—	—	600,000
Repayment of long-term borrowings	(9)	(10)	(10)
Dividends paid	(135,099)	(138,246)	(131,036)
Stock tendered for payment of withholding taxes	(1,749)	(1,764)	(53)
Proceeds from employee stock purchase plan	312	—	342
Common stock repurchased	(5,000)	(136,242)	(131,800)
Net cash provided by (used in) financing activities	2,241,184	(981,336)	(124,611)
Net increase (decrease) in cash and cash equivalents	346,927	(309,620)	(31,007)
Cash and cash equivalents at beginning of year	694,017	1,003,637	1,034,644
Cash and cash equivalents at end of year	$1,040,944	$694,017	$1,003,637

Supplemental disclosures
Interest paid	$52,865	$102,457	$80,381
Income taxes paid, net of income tax refunds	53,272	70,508	43,002
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	437	310	549
Operating lease right-of-use assets obtained in exchange for new lease obligations	3,796	1,401	—
Transfers from loans and leases to loans held for sale	145,036	408,264	—
Obligation to fund low-income housing partnerships	13,767	31,628	36,044

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2020, FHB was the largest bank in Hawaii in terms of total assets, loans and leases, deposits, and net income. FHB has 54 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

In August 2016, FHI completed its IPO and shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB” on August 4, 2016.

In 2017, 2018 and 2019, BNPP, acting through BWC, sold all of the shares of FHI common stock that it beneficially owned in underwritten public offerings and share repurchases by the Company. FHI did not receive any of the proceeds from the sales of shares of FHI common stock in any such offering or the IPO. As a result of the completion of the February 1, 2019 public offering, BNPP (through BWC, the selling stockholder) fully exited its ownership interest in FHI common stock.

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

The Company has a limited partnership interest or is a member in a limited liability company (“LLC”) in several low-income housing partnerships. These partnerships or LLCs provide funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners or members. The tax credits are generally recognized over 5 or 10 years. In order to continue receiving the tax credits each year over the life of the partnership or LLC, the low-income residency targets must be maintained.

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. Unfunded commitments to fund these investments were $89.0 million and $102.8 million as of December 31, 2020 and 2019, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in-transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. The average amount of cash reserves required was $18.4 million and $67.4 million for the years ended December 31, 2020 and 2019, respectively. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have maturities of less than 90 days.

Interest-bearing Deposits in Other Banks

Interest-bearing deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2020 and 2019, investment securities were primarily comprised of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their earliest call date. All investment securities transactions are recorded on a trade-date basis. All of the Company’s investment securities were categorized as available-for-sale as of December 31, 2020 and 2019. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As noted above, as of December 31, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero. The Company’s available-for-sale investment securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Thus, the Company has not recorded an allowance for credit losses for its available-for-sale debt securities as of December 31, 2020.

Accrued interest receivable related to available-for-sale investment securities was $10.6 million as of December 31, 2020 and is recorded separately from the amortized cost basis of investment securities on the Company's consolidated balance sheet.

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

Loans and Leases

Loans are reported at amortized cost, which includes the principal amount outstanding net of unamortized and unaccreted deferred loan fees and costs, and cumulative net charge-offs. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs and unearned discounts and premiums, if any, are deferred and are generally accreted or amortized into interest income as yield adjustments using the interest method over the contractual life of the loan. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for impairment.

Accrued interest receivable related to loans and leases was $59.0 million as of December 31, 2020 and is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheet.

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

In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Financial institutions accounting for eligible loans under the CARES Act are not required to report such loans as TDRs in accordance with GAAP. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 to encourage financial institutions to work prudently with borrowers and to describe the agencies’ interpretation of how current accounting rules under GAAP apply to certain COVID-19 related modifications. The agencies confirmed with the FASB that short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not TDRs under GAAP. The agencies also confirmed that these short-term modifications generally should not be reported as being on nonaccrual status and generally should not be considered past due during the period of the deferral. The Company has adopted the provisions of both the CARES Act and Interagency Statements. The Company is first applying the CARES Act guidance in determining if certain loan modifications are not required to be reported as TDRs. If the loan modification does not qualify under the CARES Act, then the Interagency Statement guidance is applied. On December 27, 2020, the Consolidated Appropriations Act – 2021 (the “CAA”) was signed into law, which extends the temporary relief from TDR reporting through the earlier of (1) January 1, 2022, or (2) 60 days after the date on which the national emergency concerning COVID-19 terminates. The disclosures presented within “Note 5. Allowance for Credit Losses” reflects the application of this guidance.

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

The ECL model is applied to current credit exposures at the account level, using assumptions calibrated at the portfolio segment level using internal historical loan and lease level data. The Company estimates the default risk of a credit exposure over the remaining life of each account using a transition probability matrix approach which captures both the average rate of up/down-grade and default transitions, as well as withdrawal rates which capture the historical rate of exposure decline due to loan and lease amortization and prepayment. To apply the transition matrices, each credit exposure’s remaining life is split into two time segments. The first time segment is for the reasonable and supportable forecast period over which the transition matrices which are applied have been adjusted to incorporate current and forecasted conditions over that period. Management has determined that using a one year time horizon for the reasonable and supportable forecast period for all classes of loans and leases is a reasonable forecast horizon given the difficulty in predicting future economic conditions with a high degree of certainty. The second time segment is the reversion period from the end of the reasonable and supportable forecast period to the maturity of the exposure, over which long-run average transition matrices are applied. Management elected to use an immediate reversion to the mean approach. Lifetime loss rates are applied against the amortized cost basis of loans and leases and unfunded commitments to estimate the ACL and the reserve for unfunded commitments, respectively.

On at least a quarterly basis, management convenes the Bank’s forecasting team which is responsible for forecasting the economic outlook over the reasonable and supportable forecast period within the context of forecasting credit losses. Management reviews local and national economic forecasts and other pertinent materials to inform the team in establishing their best estimate of the economic outlook over the reasonable and supportable forecast period. The team considers unemployment rates, gross domestic product, personal income per capita, visitor arrivals and expenditures and home prices along with other relevant information. The results from the Bank’s forecasting team dictates the direction of the economic forecast compared to current economic conditions (i.e., better or worse) and the magnitude of the forecast adjustment (e.g., mild, medium or severe). The direction of the economic forecast and magnitude are used to adjust the modifier that is applied to the long-run default rates over the reasonable and supportable forecast period.

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

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments, which is a component of other liabilities in the consolidated balance sheets, is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Provision for Credit Losses

The provision for credit losses (the “Provision”) represents the amount charged against current period earnings to achieve an ACL and reserve for unfunded commitments that in management’s judgment is adequate to absorb expected credit losses related to the Company’s loan and lease portfolio and off-balance sheet credit exposures. Accordingly, the Provision will vary from period to period based on management’s ongoing assessment of the overall adequacy of the ACL and reserve for unfunded commitments.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of 7 to 39 years for premises, 3 to 20 years for equipment and the shorter of the lease term or remaining useful life for leasehold improvements.

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

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new carrying value. The Company charges losses arising upon the acquisition of the property against the ACL. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the ACL if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Any write-downs or losses from the subsequent disposition of such properties are included in other noninterest expense. Gains recognized on the sale of such properties are included in other noninterest income.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company performs impairment testing of goodwill, an indefinite-lived intangible asset, as required under GAAP on an annual basis or when circumstances change that indicate that a potential impairment may have occurred. The Company has assigned goodwill to its operating segments for impairment testing purposes. The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment testing. The quantitative impairment test identifies potential impairments at the reporting unit level by comparing the estimated fair value of each identified reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the carrying amount exceeds the estimated fair value, an impairment exists, and an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2020, 2019 and 2018.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2020, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Stock-Based Compensation

The Company grants stock-based awards, including restricted stock, restricted shares, performance share units, performance shares and restricted stock units. These awards are issued at no cost to the recipient. The fair value of restricted stock, restricted shares and restricted stock unit awards was based on the closing price of FHI’s common stock on the date of grant. Such awards were recognized in the Company’s consolidated statements of income on a straight-line basis over the vesting period. Recipients of performance shares and performance share units are entitled to receive shares of FHI common stock at no cost, subject to the Company’s achievement of specified market or performance conditions. The grant date fair value of the performance share units subject to the Company’s achievement of specified market conditions was estimated using a Monte Carlo simulation model. For purposes of this modeling exercise, historical volatilities of FHI common stock and members of the peer group were used. The risk-free interest rate that was used in the valuation was that of a zero-coupon U.S. Treasury note that was commensurate with the performance period. The grant date fair value of the performance shares subject to the Company’s achievement of performance conditions was based on the closing price of FHI’s common stock on the date of grant.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $5.7 million, $6.9 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The implementation of CECL required significant operational changes, particularly in data collection and analysis. The Company formed a working group comprised of teams from different disciplines, including credit, finance and information technology, to evaluate the requirements of the new standard and the impact it will have on the Company’s existing processes. The Company also engaged a software vendor and had run several CECL parallel run productions during 2019. The Company adopted the provisions of ASU No. 2016-13 and related amendments by recording a cumulative effect adjustment to retained earnings as of January 1, 2020. Note that the Company did not opt to delay the implementation of CECL requirements as permitted under the CARES Act, which allowed entities to delay implementation until the earlier of (1) December 31, 2020, or (2) the date on which the national emergency concerning COVID-19 terminates.

The following table presents the impact of adopting Accounting Standards Codification (“ASC”) Topic 326 as of January 1, 2020:

	Prior to the	Adjustment
	Adoption of	to Adopt	After Adoption of
(dollars in thousands)	ASC Topic 326	ASC Topic 326	ASC Topic 326
Assets:
Allowance for Credit Losses - Loans and Leases	$130,530	$770	$131,300
Liabilities:
Reserve for Unfunded Commitments(1)	600	16,300	16,900
Pretax Cumulative Effect Adjustment of a Change in Accounting Principle		17,070
Less: Income Taxes		(4,553)
Cumulative-Effect Adjustment of a Change in Accounting Principle, Net of Tax		$12,517
(1)	The reserve for unfunded commitments is included as a component of other liabilities in the Company's consolidated balance sheets.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is a part of the FASB’s disclosure framework project to improve disclosure effectiveness. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated. Furthermore, this guidance modifies certain requirements which will involve disclosing: transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. The Company adopted the provisions of ASU No. 2018-13 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements. See “Note 22. Fair Value” for required disclosures related to this new guidance.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance is a part of the FASB’s disclosure framework project to improve disclosure effectiveness. This guidance makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance removes certain disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain disclosures, and adds certain new disclosure requirements the FASB has identified as relevant. The Company adopted the provisions of ASU No. 2018-14 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements. See “Note 15. Benefit Plans” for required disclosures related to this new guidance.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. If certain criteria are met, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform. For example, an entity that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination. The optional amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. As permitted by ASU No. 2020-04, for all contract modifications that meet the stated criteria, as of October 1, 2020, the Company has elected the optional expedients to not apply certain modification accounting requirements to contracts affected by reference rate reform.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope. The amendments in this guidance refine the scope of Topic 848 and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (commonly referred to as the “discounting transition”). ASU No. 2021-01 expands the scope of Topic 848 to also include certain derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. If certain criteria are met, similar to the relief described in ASU No. 2020-04, entities can elect to not apply certain contract modification accounting requirements to derivative instruments that are affected by the discounting transition. For example, an entity that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination. The optional expedients in ASU No. 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. As permitted by ASU No. 2021-01, for all contract modifications to derivative instruments that meet the stated criteria, as of October 1, 2020, the Company has elected the optional expedients to not apply certain contract modification accounting requirements to derivative instruments affected by the discounting transition.

Recent Accounting Pronouncements

The following ASU has been issued by the FASB and is applicable to the Company in future reporting periods.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. Prior to the adoption of ASU No. 2020-08, previous guidance shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities to the earliest call date. The guidance in ASU No. 2020-08 changes the amortization period so that an entity shall amortize the premium to the next call date. The Company adopted the provisions of ASU No. 2020-08 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of year	$85,280	$66,088	$61,603
New loans made	18,133	22,682	6,756
Repayments	(12,187)	(3,490)	(2,271)
Balance at end of year	$91,226	$85,280	$66,088

The Company had participated in various transactions with BWC, BOW, BNPP and its affiliates, in each case while such entities were affiliates and related parties of the Company. These transactions were subject to review by the FRB, FDIC and other regulatory authorities. The transactions were required to be on terms at least as favorable to the Company as those prevailing at the time for similar non-affiliate transactions. These transactions included the provision of services, sales and purchases of assets, foreign exchange activities, financial guarantees, international services, interest rate swaps and intercompany deposits and borrowings.

The Company participated in forward and spot transactions with BOW (which ceased being an affiliate of the Company in February 2019) as the counterparty.

The Company’s transactions with its related parties as of December 31, 2020, 2019 and 2018 are summarized below.

	As of December 31,
(dollars in thousands)	2020	2019	2018
Cash and due from banks	$—	$—	$55,454
Other assets	—	—	19,358
Noninterest-bearing demand deposits	—	—	(346)
Noninterest income from affiliates	—	382	5,677
Noninterest expense to affiliates	—	(4)	(59)

The Company had no other liabilities with affiliates and no off-balance sheet commitments with affiliates to purchase and sell foreign currencies as of December 31, 2020, 2019 and 2018.

The Company did not transact in hedging or trading activities on behalf of BOW or BWC, in each case while such entities were affiliates and related parties of the Company.

In 2016, BWC and the Company entered into an Expense Reimbursement Agreement whereby BWC agreed to reimburse the Company for certain expenses incurred by the Company that are provided for the ultimate benefit of BNPP and its subsidiaries. Payments received from BWC amounted to $7.2 million and $14.6 million for the years ended December 31, 2019 and 2018, respectively. Expenses incurred by the Company after 2019 are not subject to reimbursement by BWC under the Expense Reimbursement Agreement.

3. Investment Securities

As of December 31, 2020 and 2019, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2020 and 2019, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of December 31, 2020 and 2019 were as follows:

	2020				2019
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$170,123	$1,359	$(61)	$171,421	$29,832	$56	$—	$29,888
Government-sponsored enterprises debt securities	—	—	—	—	101,697	19	(277)	101,439
Mortgage-backed securities:
Residential - Government agency	155,169	5,293	—	160,462	290,131	2,224	(1,146)	291,209
Residential - Government-sponsored enterprises	434,282	13,643	(725)	447,200	395,039	6,126	(1,673)	399,492
Commercial - Government agency	583,232	16,537	(119)	599,650	—	—	—	—
Commercial - Government-sponsored enterprises	931,095	9,045	(7,983)	932,157	101,798	555	(634)	101,719
Collateralized mortgage obligations:
Government agency	1,902,326	32,246	(1,019)	1,933,553	2,390,143	7,483	(16,348)	2,381,278
Government-sponsored enterprises	1,808,804	18,991	(823)	1,826,972	772,023	2,505	(3,909)	770,619
Total available-for-sale securities	$5,985,031	$97,114	$(10,730)	$6,071,415	$4,080,663	$18,968	$(23,987)	$4,075,644

Proceeds from call and sales of investment securities were $102.0 million and $543.0 million, respectively, for the year ended December 31, 2020. Proceeds from call and sales of investment securities were $63.0 million and $1.0 billion, respectively, for the year ended December 31, 2019. Proceeds from both calls and sales of investment securities were nil for the year ended December 31, 2018. The Company recorded gross realized gains of $0.6 million and gross realized losses of $0.7 million for the year ended December 31, 2020. The Company recorded gross realized gains of $0.5 million and gross realized losses of $3.2 million for the year ended December 31, 2019. The Company recorded no gross realized gains and no gross realized losses for the year ended December 31, 2018. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil for the year ended December 31, 2020. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was $0.7 million for the year ended December 31, 2019. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil during the year ended December 31, 2018. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $80.9 million, $92.5 million and $106.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest income from non-taxable investment securities was $0.9 million, nil and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government agencies as of December 31, 2020, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2020
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	38,244	38,757
Due after five years through ten years	83,560	84,129
Due after ten years	48,319	48,535
	170,123	171,421

Mortgage-backed securities:
Residential - Government agency	155,169	160,462
Residential - Government-sponsored enterprises	434,282	447,200
Commercial - Government agency	583,232	599,650
Commercial - Government-sponsored enterprises	931,095	932,157
Total mortgage-backed securities	2,103,778	2,139,469
Collateralized mortgage obligations:
Government agency	1,902,326	1,933,553
Government-sponsored enterprises	1,808,804	1,826,972
Total collateralized mortgage obligations	3,711,130	3,760,525
Total available-for-sale securities	$5,985,031	$6,071,415

At December 31, 2020, pledged securities totaled $2.4 billion, of which $2.3 billion was pledged to secure public deposits and $186.1 million was pledged to secure other financial transactions. At December 31, 2019, pledged securities totaled $1.8 billion, of which $1.5 billion was pledged to secure public deposits and $242.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2020 and 2019.

The following table presents the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 50 and 118 individual securities in each category have been in a continuous loss position as of December 31, 2020 and 2019, respectively. The unrealized losses on investment securities were attributable to market conditions. At December 31, 2020 and 2019, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining securities in an unrealized loss position as of December 31, 2020 and 2019, each security with an unrealized loss position in the below tables has been further assessed to determine if a credit loss exists. As of December 31, 2020 and 2019, the Company did not expect any credit losses in its debt securities and no credit losses were recognized on securities during the years ended December 31, 2020 and 2019.

	Time in Continuous Loss as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(61)	$38,507	$—	$—	$(61)	$38,507
Mortgage-backed securities:
Residential - Government-sponsored enterprises	(725)	64,987	—	—	(725)	64,987
Commercial - Government agency	(119)	32,346	—	—	(119)	32,346
Commercial - Government-sponsored enterprises	(7,983)	427,759	—	—	(7,983)	427,759
Collateralized mortgage obligations:
Government agency	(994)	209,124	(25)	6,190	(1,019)	215,314
Government-sponsored enterprises	(823)	296,160	—	—	(823)	296,160
Total available-for-sale securities with unrealized losses	$(10,705)	$1,068,883	$(25)	$6,190	$(10,730)	$1,075,073

	Time in Continuous Loss as of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government-sponsored enterprises debt securities	$(277)	$49,716	$—	$—	$(277)	$49,716
Mortgage-backed securities:
Residential - Government agency	—	—	(1,146)	109,614	(1,146)	109,614
Residential - Government-sponsored enterprises	(115)	76,481	(1,558)	109,025	(1,673)	185,506
Commercial - Government-sponsored enterprises	(634)	38,062	—	—	(634)	38,062
Collateralized mortgage obligations:
Government agency	(8,049)	969,762	(8,299)	565,764	(16,348)	1,535,526
Government-sponsored enterprises	(583)	180,785	(3,326)	209,752	(3,909)	390,537
Total available-for-sale securities with unrealized losses	$(9,658)	$1,314,806	$(14,329)	$994,155	$(23,987)	$2,308,961

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

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million to the buyer as a result of the reduction in the Visa Class B conversion rate. See “Note 17. Derivative Financial Instruments” in the notes to the consolidated financial statements for more information.

The Company held approximately 120,000 Visa Class B restricted shares as of both December 31, 2020 and 2019. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2020 and 2019, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$3,019,507	$2,743,242
Commercial real estate	3,392,676	3,463,953
Construction	735,819	519,241
Residential:
Residential mortgage	3,690,218	3,768,936
Home equity line	841,624	893,239
Total residential	4,531,842	4,662,175
Consumer	1,353,842	1,620,556
Lease financing	245,411	202,483
Total loans and leases	$13,279,097	$13,211,650

Outstanding loan balances are reported net of deferred loan costs and fees of $26.1 million and $41.0 million at December 31, 2020 and 2019, respectively.

As of December 31, 2020, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential mortgage loans totaling $1.9 billion were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2019, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial and commercial real estate loans totaling $953.2 million were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2.3 million and $4.1 million at December 31, 2020 and 2019, respectively.

Net gains related to the sales of loans, recorded as a component of other noninterest income, were $14.5 million for the year ended December 31, 2020. Net losses related to the sales of loans, recorded as a component of other noninterest income, were $1.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

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

5. Allowance for Credit Losses

The Company maintains an ACL that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases.

The Company also maintains an estimated reserve for unfunded commitments on the consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(15,572)	(2,753)	(379)	—	(14)	(54)	(28,791)	—	(47,563)
Recoveries	5,005	615	200	—	216	167	10,499	—	16,702
Increase in Provision	22,408	27,377	7,177	2,667	13,749	1,905	32,732	—	108,015
Balance at end of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$—	$208,454

The following presents the activity in the ACL by class of loans and leases and the disaggregation of the ACL and recorded investment in loans by impairment methodology for the years ended December 31, 2019 and 2018, presented in accordance with Topic 310, Receivables:

	Year Ended December 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	(2,718)	—	—	(24)	(438)	(32,807)	—	(35,987)
Recoveries	410	263	—	—	967	9,359	—	10,999
Increase (decrease) in Provision	(3,218)	2,337	(969)	16	(6,256)	22,279	(389)	13,800
Balance at end of year	$28,975	$22,325	$4,844	$424	$39,179	$34,644	$139	$130,530
Individually evaluated for impairment	46	27	—	—	130	—	—	203
Collectively evaluated for impairment	28,929	22,298	4,844	424	39,049	34,644	139	130,327
Loans and leases:
Individually evaluated for impairment	$4,951	$723	$—	$—	$14,964	$—	$—	$20,638
Collectively evaluated for impairment	2,738,291	3,463,230	519,241	202,483	4,647,211	1,620,556	—	13,191,012
Balance at end of year	$2,743,242	$3,463,953	$519,241	$202,483	$4,662,175	$1,620,556	$—	$13,211,650

	Year Ended December 31, 2018
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$34,006	$18,044	$6,817	$611	$42,852	$31,249	$3,674	$137,253
Charge-offs	(778)	—	—	—	(165)	(26,630)	—	(27,573)
Recoveries	232	216	—	—	940	8,470	—	9,858
Increase (decrease) in Provision	1,041	1,465	(1,004)	(179)	1,279	22,724	(3,146)	22,180
Balance at end of year	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Individually evaluated for impairment	108	32	—	—	396	—	—	536
Collectively evaluated for impairment	34,393	19,693	5,813	432	44,510	35,813	528	141,182
Loans and leases:
Individually evaluated for impairment	$8,719	$5,743	$—	$—	$16,114	$—	$—	$30,576
Collectively evaluated for impairment	3,200,041	2,985,040	626,757	147,769	4,423,504	1,662,504	—	13,045,615
Balance at end of year	$3,208,760	$2,990,783	$626,757	$147,769	$4,439,618	$1,662,504	$—	$13,076,191

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Increase (decrease) in Provision	6,329	550	4,918	—	(5)	1,865	46	13,703
Balance at end of year	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603

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

Pass – “Pass” (uncriticized) loans and leases are not considered to carry greater than normal risk. The borrower has the apparent ability to satisfy obligations to the Company, and therefore no loss in ultimate collection is anticipated.

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2020 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$873,639	$324,030	$183,329	$73,000	$49,886	$94,360	$1,058,786	$28,853	$2,685,883
Special Mention	20,937	10,370	20,164	2,099	279	8,316	101,183	1,549	164,897
Substandard	23,804	2,023	2,568	677	4,063	8,113	33,775	250	75,273
Other (1)	13,142	13,426	9,246	5,337	1,867	280	50,156	—	93,454
Total Commercial and Industrial	931,522	349,849	215,307	81,113	56,095	111,069	1,243,900	30,652	3,019,507

Commercial Real Estate
Risk rating:
Pass	342,845	611,243	541,104	447,366	295,426	814,398	47,604	323	3,100,309
Special Mention	1,500	63,617	26,187	33,482	37,841	61,279	2,999	—	226,905
Substandard	29	3,964	18,983	3,779	10,615	18,083	9,511	—	64,964
Other (1)	—	—	—	—	—	498	—	—	498
Total Commercial Real Estate	344,374	678,824	586,274	484,627	343,882	894,258	60,114	323	3,392,676

Construction
Risk rating:
Pass	53,931	233,730	202,808	83,792	23,171	41,536	28,386	—	667,354
Special Mention	—	508	707	4,717	—	9,172	—	—	15,104
Substandard	—	—	541	1,840	521	989	—	—	3,891
Other (1)	16,578	16,393	7,775	3,685	1,800	2,656	583	—	49,470
Total Construction	70,509	250,631	211,831	94,034	25,492	54,353	28,969	—	735,819

Lease Financing
Risk rating:
Pass	79,064	60,717	13,669	17,207	3,010	61,266	—	—	234,933
Special Mention	950	892	311	1,300	351	295	—	—	4,099
Substandard	2,708	1,677	327	1,141	—	526	—	—	6,379
Total Lease Financing	82,722	63,286	14,307	19,648	3,361	62,087	—	—	245,411

Total Commercial Lending	$1,429,127	$1,342,590	$1,027,719	$679,422	$428,830	$1,121,767	$1,332,983	$30,975	$7,393,413

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$728,807	$384,248	$290,484	$361,297	$314,971	$830,795	$—	$—	$2,910,602
680 - 739	85,151	53,090	44,616	50,703	39,230	144,537	—	—	417,327
620 - 679	15,767	7,604	11,460	9,628	7,982	43,393	—	—	95,834
550 - 619	—	1,971	2,818	2,920	4,474	10,144	—	—	22,327
Less than 550	—	861	593	2,916	594	2,138	—	—	7,102
No Score (3)	13,823	18,861	21,214	21,821	14,355	45,147	—	—	135,221
Other (2)	21,011	15,860	18,540	22,677	9,550	13,426	578	163	101,805
Total Residential Mortgage	864,559	482,495	389,725	471,962	391,156	1,089,580	578	163	3,690,218

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	608,282	2,163	610,445
680 - 739	—	—	—	—	—	—	159,886	3,155	163,041
620 - 679	—	—	—	—	—	—	44,005	1,571	45,576
550 - 619	—	—	—	—	—	—	11,644	884	12,528
Less than 550	—	—	—	—	—	—	5,159	330	5,489
No Score (3)	—	—	—	—	—	—	4,545	—	4,545
Total Home Equity Line	—	—	—	—	—	—	833,521	8,103	841,624
Total Residential Lending	864,559	482,495	389,725	471,962	391,156	1,089,580	834,099	8,266	4,531,842

Consumer Lending
FICO:
740 and greater	113,373	122,965	99,678	54,691	24,029	6,034	114,748	275	535,793
680 - 739	83,316	90,853	66,143	36,426	16,358	4,985	76,391	773	375,245
620 - 679	40,469	48,904	33,917	24,705	11,144	3,788	36,622	1,221	200,770
550 - 619	9,125	20,274	17,693	15,126	7,825	2,883	12,980	1,458	87,364
Less than 550	3,017	10,139	9,189	6,517	3,123	1,118	5,261	799	39,163
No Score (3)	339	103	64	109	10	—	33,854	356	34,835
Other (2)	380	1,890	73	2,214	45	6,768	69,302	—	80,672
Total Consumer Lending	250,019	295,128	226,757	139,788	62,534	25,576	349,158	4,882	1,353,842

Total Loans and Leases	$2,543,705	$2,120,213	$1,644,201	$1,291,172	$882,520	$2,236,923	$2,516,240	$44,123	$13,279,097
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of December 31, 2020.

The amortized cost basis of revolving loans that were converted to term loans during the year ended December 31, 2020 was as follows:

Year Ended
(dollars in thousands)	December 31, 2020
Commercial and industrial	$35,760
Commercial real estate	310
Residential mortgage	296
Home equity line	13,569
Consumer	4,882
Total Revolving Loans Converted to Term Loans During the Year	$54,817

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

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of December 31, 2020, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	December 31, 2020
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,585	$604	$2,626	$5,815	$3,013,692	$3,019,507	$2,108
Commercial real estate	75	2,568	963	3,606	3,389,070	3,392,676	882
Construction	779	376	2,137	3,292	732,527	735,819	93
Lease financing	—	—	—	—	245,411	245,411	—
Residential mortgage	3,382	4,125	3,372	10,879	3,679,339	3,690,218	—
Home equity line	1,375	743	4,818	6,936	834,688	841,624	4,818
Consumer	18,492	5,205	3,266	26,963	1,326,879	1,353,842	3,266
Total	$26,688	$13,621	$17,182	$57,491	$13,221,606	$13,279,097	$11,167

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

The amortized cost basis of loans and leases on nonaccrual status as of December 31, 2020 and January 1, 2020 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of December 31, 2020 were as follows:

	December 31, 2020		January 1, 2020
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual	Nonaccrual
	Allowance	Loans	Loans
(dollars in thousands)	for Credit Losses	and Leases	and Leases
Commercial and industrial	$—	$518	$32
Commercial real estate	—	80	30
Construction	1,840	2,043	—
Residential mortgage	1,316	6,441	5,406
Total Nonaccrual Loans and Leases	$3,156	$9,082	$5,468

For the year ended December 31, 2020, the Company recognized interest income of $0.2 million on nonaccrual loans and leases. Furthermore, for the year ended December 31, 2020, the amount of accrued interest receivables written off by reversing interest income was $1.4 million.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2020, the amortized cost basis of collateral-dependent loans was $21.0 million. These loans were primarily collateralized by residential real estate property and borrower assets. As of December 31, 2020, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Impaired Loans

The total carrying amounts and the total unpaid principal balances of impaired loans and leases as of December 31, 2019, presented in accordance with Topic 310, Receivables, were as follows:

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	ACL
Impaired loans with no related ACL recorded:
Commercial and industrial	$3,825	$3,841	$—
Commercial real estate	30	30	—
Residential mortgage	10,425	10,718	—
Total	$14,280	$14,589	$—
Impaired loans with a related ACL recorded:
Commercial and industrial	$1,126	$1,126	$46
Commercial real estate	693	693	27
Residential mortgage	4,539	4,819	130
Total	$6,358	$6,638	$203
Total impaired loans:
Commercial and industrial	$4,951	$4,967	$46
Commercial real estate	723	723	27
Residential mortgage	14,964	15,537	130
Total	$20,638	$21,227	$203

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the years ended December 31, 2019 and 2018, presented in accordance with Topic 310, Receivables:

	Year Ended
	December 31, 2019
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related ACL recorded:
Commercial and industrial	$3,687	$431
Commercial real estate	2,825	481
Residential mortgage	8,777	440
Consumer	40	—
Total	$15,329	$1,352
Impaired loans with a related ACL recorded:
Commercial and industrial	$4,485	$85
Commercial real estate	710	40
Residential mortgage	6,413	339
Total	$11,608	$464
Total impaired loans:
Commercial and industrial	$8,172	$516
Commercial real estate	3,535	521
Residential mortgage	15,190	779
Consumer	40	—
Total	$26,937	$1,816

	Year Ended
	December 31, 2018
	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized
Impaired loans with no related ACL recorded:
Commercial and industrial	$11,409	$408
Commercial real estate	7,873	231
Construction	1,248	91
Residential mortgage	9,356	529
Total	$29,886	$1,259
Impaired loans with a related ACL recorded:
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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	1	$500	$30
Commercial real estate	3	6,470	470
Residential mortgage	1	825	90
Total	5	$7,795	$590

	Year Ended December 31, 2019
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	2	$571	$25
Residential mortgage	1	609	—
Total	3	$1,180	$25

	Year Ended December 31, 2018
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	1	$369	$10
Residential mortgage	3	875	29
Total	4	$1,244	$39
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, reduced payments or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit and commercial letters of credit totaling $6.1 billion as of both December 31, 2020 and 2019. Of the $6.1 billion at December 31, 2020, there were commitments of $0.2 million related to borrowers who had loan terms modified in a TDR. Of the $6.1 billion at December 31, 2019, there were commitments of $4.5 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2020		2019		2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial(3)	1	$500	2	$571	—	$—
Total	1	$500	2	$571	—	$—
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(3)	In 2020, the maturity date for the commercial and industrial loan that subsequently defaulted was extended. In 2019, the commercial and industrial loans that subsequently defaulted were temporarily modified to interest-only payments.

Foreclosure Proceedings

As of December 31, 2020, there were no residential mortgage loans collateralized by real estate property that was modified in a TDR that was in process of foreclosure. As of December 31, 2019, there was one residential mortgage loan collateralized by real estate property of $0.3 million that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of December 31, 2020, there were no residential real estate properties held from foreclosed residential real estate loans. Residential real estate properties held from two foreclosed residential mortgage loans included in other real estate owned and repossessed personal property shown in the consolidated balance sheets were $0.3 million as of December 31, 2019.

6. Premises and Equipment

At December 31, 2020 and 2019, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2020	2019
Buildings	$296,107	$289,271
Furniture and equipment	98,800	86,485
Land	114,852	106,487
Leasehold improvements	57,063	64,828
Total premises and equipment	566,822	547,071
Less: Accumulated depreciation and amortization	244,421	230,186
Net book value	$322,401	$316,885

Depreciation and amortization expenses included in occupancy and equipment expenses for 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Occupancy	$9,231	$9,037	$8,815
Equipment	6,721	5,485	6,488
Total	$15,952	$14,522	$15,303

The Company, as a lessor, leases certain properties that it owns. See “Note 14. Leases” in the notes to the consolidated financial statements for more information.

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2020 and 2019 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2020	$687,492	$308,000	$995,492
December 31, 2019	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2020, 2019 and 2018.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.2 billion and $2.3 billion as of December 31, 2020 and 2019, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $5.7 million, $6.3 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of MSRs was $6.3 million, $3.6 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2021	$2,462
2022	1,879
2023	1,477
2024	1,188
2025	971

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2020	2019
Gross carrying amount	$67,856	$63,480
Less: accumulated amortization	57,125	50,812
Net carrying value	$10,731	$12,668

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of year	$12,668	$16,155
Originations	4,376	138
Amortization	(6,313)	(3,625)
Balance at end of year	$10,731	$12,668
Fair value of amortized MSRs at beginning of year	$20,329	$27,662
Fair value of amortized MSRs at end of year	$14,029	$20,329
Balance of loans serviced for others	$2,189,027	$2,344,899

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2020, 2019 and 2018.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2020				December 31, 2019
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	11.86%	-	26.52%	16.90%	10.74%	-	23.39%	11.10%
Life in years (of the MSR)	1.83	-	6.68	4.45	2.04	-	6.33	5.99
Weighted-average coupon rate	3.24%	-	6.98%	3.84%	3.96%	-	7.26%	4.01%
Discount rate	10.00%	-	10.00%	10.00%	10.00%	-	10.01%	10.00%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $170.2 million and $145.6 million in affordable housing and other tax credit investment partnership interest as of December 31, 2020 and 2019, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $10.5 million, $11.3 million and $5.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2020, 2019 and 2018 were $15.8 million, $10.6 million and $6.3 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $18.1 million and $34.1 million as of December 31, 2020 and 2019, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2020 and 2019 were as follows:

(dollars in thousands)	2020	2019
Public deposits	$2,251,508	$1,543,492
Federal Home Loan Bank	2,917,317	2,928,581
Federal Reserve Bank	1,919,744	953,169
ACH transactions	111,347	155,360
Interest rate swaps	56,004	43,296
Total	$7,255,920	$5,623,898

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of December 31, 2020 and 2019. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2020 and 2019, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	2020	2019
U.S.:
Interest-bearing	$10,928,712	$9,782,957
Noninterest-bearing	6,674,352	5,188,696
Foreign:
Interest-bearing	776,897	781,965
Noninterest-bearing	847,762	691,376
Total deposits	$19,227,723	$16,444,994

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2020:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$244,324	$451,982	$696,306
Over three through six months	206,181	342,044	548,225
Over six through twelve months	298,884	346,560	645,444
2022	136,478	83,842	220,320
2023	76,014	31,140	107,154
2024	64,369	6,249	70,618
2025	38,112	21,858	59,970
Thereafter	261	—	261
Total	$1,064,623	$1,283,675	$2,348,298

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.3 billion and $1.4 billion as of December 31, 2020 and 2019, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.6 million and $3.6 million at December 31, 2020 and 2019, respectively.

10. Short-Term Borrowings

As of December 31, 2020 and 2019, short-term borrowings were comprised of the following:

	December 31,
(dollars in thousands)	2020	2019
Short-term FHLB fixed-rate advances(1)	$—	$400,000
Total short-term borrowings	$—	$400,000
(1)	Interest is payable monthly.

As of December 31, 2020, the Company had no short-term borrowings as the short-term FHLB fixed-rate advances matured in 2020. As of December 31, 2019, the Company’s short-term borrowings included $400.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 2.84%. The short-term FHLB fixed-rate advances required monthly interest-only payments with the principal amount due on the maturity date. At December 31, 2020 and 2019, the Company had a remaining line of credit of $2.0 billion and $1.7 billion available from the FHLB, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of December 31, 2020 and 2019.  As of December 31, 2020 and 2019, the Company had an undrawn line of credit of $1.1 billion and $596.8 million available from the FRB, respectively. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential mortgage loans as of December 31, 2020 and 2019. See “Note 8. Transfers of Financial Assets” for more information.

The table below provides selected information for short-term borrowings during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$110,000	$374,875
Average outstanding balance	$1,366	$16,410	$32,987
Weighted-average interest rate paid	0.43%	2.44%	2.18%
Short-term FHLB fixed-rate advance:
Weighted-average interest rate at December 31,	—%	2.84%	—%
Highest month-end balance	$400,000	$400,000	$81,800
Average outstanding balance	$208,197	$193,425	$6,929
Weighted-average interest rate paid	2.88%	2.85%	1.90%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. The Company did not enter into any repurchase agreements in 2020 and 2019.

11. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31, 2020 and 2019:

	December 31,
(dollars in thousands)	2020	2019
Finance lease	$10	$19
FHLB fixed-rate advances(1)	200,000	200,000
Total long-term borrowings	$200,010	$200,019
(1)	Interest is payable monthly.

As of December 31, 2020 and 2019, the Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date.

At December 31, 2020 and 2019, the Company’s long-term borrowings included a finance lease obligation with a 6.78%annual interest rate that matures in 2022.

At December 31, 2020, future contractual principal payments and maturities on long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
Year ending December 31:
2021	$10
2022	—
2023(1)	100,000
2024(2)	100,000
2025	—
Total	$200,010
(1)	FHLB fixed-rate advance callable on March 3, 2021 with an interest rate of 2.80%
(2)	FHLB fixed-rate advance callable on April 15, 2021 with an interest rate of 2.65%

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, investment securities and cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Year ended December 31, 2020
Pension and other benefits:
Net actuarial losses arising during the year	(10,399)	2,774	(7,625)
Prior service credit	(51)	14	(37)
Amortization of net loss included in net income	5,595	(1,492)	4,103
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	(4,855)	1,200	(3,655)
Investment securities:
Unrealized net gains arising during the year	91,289	(24,365)	66,924
Reclassification of net losses to net income:
Investment securities losses, net	114	(30)	84
Net change in investment securities	91,403	(24,395)	67,008
Other comprehensive income	86,548	(23,195)	63,353
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Year ended December 31, 2019
Pension and other benefits:
Net actuarial losses arising during the year	(5,774)	1,555	(4,219)
Prior service credit	(429)	115	(314)
Amortization of net loss included in net income	6,610	(1,780)	4,830
Net change in pension and other benefits	407	(110)	297
Investment securities:
Unrealized net gains arising during the period	134,343	(36,178)	98,165
Reclassification of net losses to net income:
Investment securities losses, net	2,715	(731)	1,984
Net change in investment securities	137,058	(36,909)	100,149
Other comprehensive income	137,465	(37,019)	100,446
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2017	$(159,423)	$63,040	$(96,383)
Year ended December 31, 2018
Early adoption of ASU No. 2018-02	—	(20,068)	(20,068)
Pension and other benefits:
Net actuarial losses arising during the year	(2,835)	763	(2,072)
Prior service credit	(429)	116	(313)
Amortization of net loss included in net income	7,315	(1,970)	5,345
Net change in pension and other benefits	4,051	(1,091)	2,960
Investment securities:
Unrealized net losses arising during the year	(43,545)	11,686	(31,859)
Reclassification of net gains to net income:
OTTI losses on available-for-sale debt securities, net	24,085	(6,485)	17,600
Net change in investment securities	(19,460)	5,201	(14,259)
Cash flow derivative hedges:
Unrealized net gains on cash flow derivative hedges arising during the year	1,475	(397)	1,078
Reclassification of net gains to net income:
Other noninterest expense	(7,558)	2,035	(5,523)
Net change in cash flow derivative hedges	(6,083)	1,638	(4,445)
Other comprehensive loss	(21,492)	5,748	(15,744)
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the years indicated:

	Pensions			Accumulated
	and		Cash Flow	Other
	Other	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Hedges	Income (Loss)
Year Ended December 31, 2020
Balance at beginning of year	$(28,082)	$(3,667)	$—	$(31,749)
Other comprehensive (loss) income	(3,655)	67,008	—	63,353
Balance at end of year	$(31,737)	$63,341	$—	$31,604

Year Ended December 31, 2019
Balance at beginning of year	$(28,379)	$(103,816)	$—	$(132,195)
Other comprehensive income	297	100,149	—	100,446
Balance at end of year	$(28,082)	$(3,667)	$—	$(31,749)

Year Ended December 31, 2018
Balance at beginning of year	$(25,946)	$(74,117)	$3,680	$(96,383)
Early adoption of ASU No. 2018-02	(5,393)	(15,440)	765	(20,068)
Other comprehensive income (loss)	2,960	(14,259)	(4,445)	(15,744)
Balance at end of year	$(28,379)	$(103,816)	$—	$(132,195)

As of December 31, 2020 and 2019, the Company did not have any available-for-sale debt securities in an unrealized loss position with the intent to sell and determined it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis. Thus, for the year ended December 31, 2020, there was no incremental non-credit-related impairment loss recognized in earnings on these securities, and for the year ended December 31, 2019, there was no non-credit OTTI loss on these securities. For the year ended December 31, 2018, an OTTI loss on available-for-sale debt securities of $24.1 million was recorded due to the Company’s intent to sell as of December 31, 2018.

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2020 and 2019:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2020:
Common equity tier 1 capital to risk-weighted assets	$1,717,008	12.47%	$1,699,485	12.34%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,717,008	12.47%	1,699,485	12.34%	6.00%	8.00%
Total capital to risk-weighted assets	1,889,958	13.73%	1,872,427	13.60%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,717,008	8.00%	1,699,485	7.92%	4.00%	5.00%

December 31, 2019:
Common equity tier 1 capital to risk-weighted assets	$1,676,515	11.88%	$1,654,304	11.72%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,676,515	11.88%	1,654,304	11.72%	6.00%	8.00%
Total capital to risk-weighted assets	1,807,645	12.81%	1,785,434	12.65%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,676,515	8.79%	1,654,304	8.67%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

A capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. As of December 31, 2020, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized and exceeded the aforementioned capital conservation buffer. Management is not aware of any conditions or events that have occurred since December 31, 2020, to change the capital adequacy category of the Company or the Bank.

14. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 43 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

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

The components of the Company’s net lease expense for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Operating lease expense	$9,169	$9,158
Short-term lease expense	397	487
Variable lease expense	2,353	2,152
Finance lease expense:
Amortization of right-of-use assets	3	3
Interest on lease liabilities	1	2
Total finance lease expense	4	5
Less: Sublease income	(1,222)	(1,073)
Net lease expense	$10,701	$10,729

For the year ended December 31, 2018, rental expense, net of sublease income, presented in accordance with Topic 840, Leases was as follows:

Year Ended
(dollars in thousands)	December 31, 2018
Rental expense charged to occupancy	$9,947
Less: Sublease income	903
Net rental expense charged to occupancy	9,044
Rental expense charged to equipment expense	3,679
Total	$12,723

Other information related to the Company’s lease liabilities as of and for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,848	$8,802
Operating cash flows paid for finance leases	$—	$10
Financing cash flows paid for finance leases	$10	$10
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,796	$1,401
Weighted Average Remaining Lease Term
Operating leases (years)	16.1	15.7
Finance leases (years)	1.5	2.5
Weighted Average Discount Rate
Operating leases	3.17%	3.36%
Finance leases	6.78%	6.78%

Operating lease right-of-use assets were $40.2 million and $44.3 million as of December 31, 2020 and 2019, respectively, and finance lease right-of-use assets were not material as of both December 31, 2020 and 2019. Operating lease right-of-use assets and finance lease right-of use assets were recorded as a component of other assets and premises and equipment, respectively, as of December 31, 2020 and 2019. Operating lease liabilities were $40.6 million and $44.4 million as of December 31, 2020 and 2019, respectively, and finance lease liabilities were not material as of both December 31, 2020 and 2019. Operating lease liabilities and finance lease liabilities were recorded as a component of other liabilities and long-term borrowings, respectively, as of December 31, 2020 and 2019.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2020:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2021	$8,928
2022	6,334
2023	3,833
2024	3,601
2025	2,937
Thereafter	42,746
Total future minimum lease payments	68,379
Less: Imputed interest	(20,792)
Total	$47,587

The Company has several operating leases with related parties associated with its branch premises. The lease payments to related parties were nil and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. The cost and accumulated depreciation related to leased properties were $304.3 million and $150.0 million, respectively, as of December 31, 2020, and $288.8 million and $141.3 million, respectively, as of December 31, 2019. Terms of such leases, including renewal options, may be extended for up to ten years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $6.3 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively. In addition, the Company recognized $5.6 million and $5.3 million of lease income related to variable lease payments for the years ended December 31, 2020 and 2019, respectively.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for both the years ended December 31, 2020 and 2019 was $0.4 million. The future minimum rental income from related parties are $0.4 million (2021), $0.4 million (2022), $0.4 million (2023), $0.4 million (2024), $0.4 million (2025), and $0.4 million thereafter.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2020:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2021	$6,454
2022	4,724
2023	3,800
2024	2,973
2025	2,404
Thereafter	5,932
Total	$26,287

15. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2021 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

Nonqualified Pension and Other Postretirement Benefit Plans

The Company also sponsors an unfunded supplemental executive retirement plan for certain key executives (“SERP”). In addition, the Company sponsors a directors’ retirement plan (“Directors’ Plan”), a non-qualified pension plan for eligible FHI and FHB directors that qualify for retirement benefits based on their years of service as a director. Both the SERP and the Directors’ Plan were frozen as of January 1, 2005 to new participants. In March 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP, which became effective on July 1, 2019. As a result of the amendment, since the effective date, there have not been any, and there will be no, new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP. No contributions to the SERP are expected to be made in 2021.

A postretirement benefit plan is also offered to eligible employees that provides life insurance and healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 62.

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.2 million to its postretirement medical and life insurance plans in 2021. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2021.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5%of the employee’s pay in 2020, 2019 and 2018. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2020, 2019 and 2018 were $8.6 million, $7.5 million and $7.8 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $15.2 million, $15.6 million and $14.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive income during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2020	2019	2018	2020	2019	2018
Amounts arising during the year:
Net (gain) loss on pension assets	$(4,839)	$(16,278)	$12,209	$—	$—	$—
Net loss (gain) on pension obligations	14,935	21,512	(6,619)	303	540	(2,755)
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(5,806)	(6,995)	(7,315)	211	385	—
Prior service credit	—	—	—	51	429	429
Amount recognized in other comprehensive income	$4,290	$(1,761)	$(1,725)	$565	$1,354	$(2,326)

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2020 and 2019:

	Pension Benefits		Other Benefits
(dollars in thousands)	2020	2019	2020	2019
Net actuarial loss (gain)	$44,351	$40,061	$(1,068)	$(1,582)
Prior service credit	—	—	—	(51)
Total, pretax effect	44,351	40,061	(1,068)	(1,633)
Tax impact	(11,831)	(10,786)	285	440
Ending balance in accumulated other comprehensive loss	$32,520	$29,275	$(783)	$(1,193)

The following tables summarize the changes to the projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and the accumulated postretirement benefit obligation and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2020	2019	2020	2019
Benefit obligation at beginning of year	$213,285	$199,072	$21,305	$19,716
Service cost	—	14	768	710
Interest cost	6,519	8,261	640	808
Actuarial loss	14,935	22,573	303	540
Curtailment gain	—	(1,061)	—	—
Benefit payments	(15,347)	(15,574)	(478)	(469)
Benefit obligation at end of year	$219,392	$213,285	$22,538	$21,305

The actuarial losses related to changes in the Company’s PBO for pension benefits are primarily due to changes in discount rates for the years ended December 31, 2020 and 2019.

	Pension Benefits		Other Benefits
(dollars in thousands)	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$112,659	$99,581	$—	$—
Actual return on plan assets	9,637	20,863	—	—
Benefit payments from trust	(7,501)	(7,785)	—	—
Fair value of plan assets at end of year	$114,795	$112,659	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2020 and 2019:

	Pension Benefits		Other Benefits
(dollars in thousands)	2020	2019	2020	2019
Pension assets for overfunded plans	$16,237	$16,291	$—	$—
Pension liabilities for underfunded plans	(120,834)	(116,917)	(22,538)	(21,305)
Funded status	$(104,597)	$(100,626)	$(22,538)	$(21,305)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2020 and 2019:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$98,558	$96,368	$120,834	$116,917	$219,392	$213,285
Accumulated benefit obligation	98,558	96,368	120,766	116,834	219,324	213,202
Fair value of plan assets	114,795	112,659	—	—	114,795	112,659
Overfunded (underfunded) portion of PBO/ABO	16,237	16,291	(120,834)	(116,917)	(104,597)	(100,626)

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

The following table summarizes the change in net actuarial loss and amortization for the years ended December 31, 2020 and 2019:

	Pension Benefits		Other Benefits
(dollars in thousands)	2020	2019	2020	2019
Net actuarial loss (gain) at beginning of year	$40,061	$41,822	$(1,582)	$(2,507)
Amortization cost	(5,806)	(6,995)	211	385
Liability loss	14,935	21,512	303	540
Asset gain	(4,839)	(16,278)	—	—
Net actuarial loss (gain) at end of year	$44,351	$40,061	$(1,068)	$(1,582)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2020	2019	2018	2020	2019	2018
Service cost	Salaries and employee benefits	$—	$14	$696	$768	$710	$750
Interest cost	Other noninterest expense	6,519	8,261	7,362	640	808	739
Expected return on plan assets	Other noninterest expense	(4,800)	(4,585)	(5,273)	—	—	—
Prior service credit	Other noninterest expense	—	—	—	(51)	(429)	(429)
Recognized net actuarial loss (gain)	Other noninterest expense	5,806	6,995	7,315	(211)	(385)	—
Total net periodic benefit cost		$7,525	$10,685	$10,100	$1,146	$704	$1,060

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2020	2019	2018
Interest cost	$2,946	$3,808	$3,420
Expected return on plan assets	(4,800)	(4,585)	(5,273)
Recognized net actuarial loss	1,421	3,714	2,600
Total net periodic benefit cost	$(433)	$2,937	$747

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2020 and 2019:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.37%	3.16%	2.37%	3.16%	2.37%	3.16%
Rate of compensation increase	NA	NA	NA	4.00%	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.16%	4.30%	3.51%	3.16%	4.30%	3.51%	3.16%	4.30%	3.51%
Expected long-term return on plan assets	4.40%	4.75%	4.75%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	4.00%	4.00%	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2020, 2019 and 2018:

	2020	2019	2018
Healthcare cost trend rate assumed for next year	6.25%	6.50%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2026

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2020 and 2019:

	Asset Allocation
	2020	2019
Equity securities	13%	31%
Debt securities	85%	66%
Other securities	2%	3%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2020 and 2019.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2020 net periodic pension cost to be 4.40%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2020, was as follows:

Target
Allocation
Equity securities	10%
Debt securities	88%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2021	$15,861	$1,227
2022	15,608	1,324
2023	15,238	1,412
2024	14,829	1,480
2025	14,960	1,504
2026 to 2030	67,898	7,960

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

The fair values of the Company’s pension plan assets at December 31, 2020 and 2019, by asset class, were as follows:

	December 31, 2020
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,576	$—	$—	$2,576
Fixed income - U.S. Treasury securities	—	6,776	—	6,776
Fixed income - U.S. government agency securities	—	12,441	—	12,441
Fixed income - U.S. corporate securities	—	70,401	—	70,401
Fixed income - municipal securities	—	521	—	521
Fixed income - mutual funds	5,626	—	—	5,626
Fixed income - international securities	1,980	—	—	1,980
Equity - large-cap exchange-traded funds	9,321	—	—	9,321
Equity - mid-cap exchange-traded funds	1,566	—	—	1,566
Equity - small-cap exchange-traded funds	785	—	—	785
Equity - international funds	2,802	—	—	2,802
Total	$24,656	$90,139	$—	$114,795

	December 31, 2019
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,824	$—	$—	$2,824
Fixed income - U.S. Treasury securities	—	4,053	—	4,053
Fixed income - U.S. government agency securities	—	3,504	—	3,504
Fixed income - U.S. corporate securities	—	58,808	—	58,808
Fixed income - municipal securities	—	484	—	484
Fixed income - mutual funds	6,204	—	—	6,204
Fixed income - international securities	1,544	—	—	1,544
Equity - large-cap exchange-traded funds	23,278	—	—	23,278
Equity - mid-cap exchange-traded funds	3,379	—	—	3,379
Equity - small-cap exchange-traded funds	1,645	—	—	1,645
Equity - international funds	6,936	—	—	6,936
Total	$45,810	$66,849	$—	$112,659

No fair value measurements used Level 3 inputs as of December 31, 2020 and 2019.

The plan’s investments in fixed income securities represent approximately 85.1% and 66.2% of total plan assets as of December 31, 2020 and 2019, respectively, which is the most significant concentration of risk in the plan.

Valuation Methodologies

Cash and cash equivalents — includes institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the instruments held by these funds.

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

International securities — includes investment-grade debt securities issued by international corporations. The fair value is based upon the quoted market values of the underlying net assets.

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

16. Income Taxes

For the years ended December 31, 2020, 2019 and 2018, the provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Current:
Federal	$55,535	$56,450	$69,477
State and local	21,831	23,796	27,909
Total current	77,366	80,246	97,386
Deferred:
Federal	(10,638)	14,047	(2,043)
State and local	(8,758)	3,013	(1,559)
Total deferred	(19,396)	17,060	(3,602)
Total provision for income taxes	$57,970	$97,306	$93,784

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam, Saipan and certain other state jurisdictions. The Company had a current income tax receivable due from various jurisdictions of $19.0 million and $24.4 million as of December 31, 2020 and 2019, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2020 and 2019, were as follows:

	December 31,
(dollars in thousands)	2020	2019
Assets:
Deferred compensation expense	$57,727	$56,148
Allowance for credit losses and nonperforming assets	63,899	35,195
Lease liabilities	10,839	11,951
Investment securities	—	2,474
State income taxes	4,243	3,338
Total deferred income tax assets before valuation allowance	136,708	109,106
Valuation allowance	(1,675)	(1,393)
Total deferred income tax assets after valuation allowance	135,033	107,713
Liabilities:
Leases	(18,583)	(14,873)
Investment securities	(19,965)	—
Deferred income	(11,399)	(16,069)
Lease right-of-use assets	(10,736)	(11,931)
Intangible assets	(604)	(500)
Other	(19,222)	(10,570)
Total deferred income tax liabilities	(80,509)	(53,943)
Net deferred income tax assets	$54,524	$53,770

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2020 and 2019.

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

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$51,182	21.00%	$80,157	21.00%	$75,217	21.00%
State and local taxes, net of federal income tax benefit	10,327	4.24	21,179	5.55	20,817	5.81
Tax credits	(3,914)	(1.60)	(400)	(0.10)	(61)	(0.02)
Nontaxable income	(3,678)	(1.51)	(3,269)	(0.86)	(2,037)	(0.57)
Other	4,053	1.66	(361)	(0.10)	(152)	(0.04)
Income tax expense and effective income tax rate	$57,970	23.79%	$97,306	25.49%	$93,784	26.18%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company’s 2010, 2011, 2016 and 2017 first short-period tax returns are currently under IRS examination. In addition, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2017 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2016 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020			2019			2018
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$134,312	$14,701	$149,013	$131,570	$12,524	$144,094	$130,619	$10,660	$141,279
Additions for current year tax positions	1,426	—	1,426	1,038	—	1,038	2,260	—	2,260
Additions for Reorganization Transactions	—	1,479	1,479	—	986	986	—	832	832
Additions for prior years' tax positions:
New uncertain tax positions identified	—	—	—	1,894	—	1,894	—	—	—
Accrual of interest and penalties	—	2,812	2,812	—	1,280	1,280	—	1,159	1,159
Other	—	—	—	—	—	—	—	—	—
Reductions for prior years' tax positions:
Expiration of statute of limitations	(143)	(66)	(209)	(190)	(89)	(279)	(280)	(127)	(407)
Other	—	—	—	—	—	—	(1,029)	—	(1,029)
Balance at December 31,	$135,595	$18,926	$154,521	$134,312	$14,701	$149,013	$131,570	$12,524	$144,094

Included in the balance of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, was $22.2 million, $19.1 million and $16.2 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2020 and 2019, was $93.9 million attributable to tax refund claims with respect to tax years 2005 through 2012 in the State of California. Such refund claims were filed by the Company in 2015, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $2.4 million of taxes and $0.9 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $4.4 million, $2.4 million and $1.0 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $20.6 million and $16.3 million as of December 31, 2020 and 2019, respectively, accrued for interest and penalties, of which $18.9 million and $14.7 million as of December 31, 2020 and 2019, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of both December 31, 2020 and 2019, the Company maintained balances of $93.1 million related to current tax receivables. As of December 31, 2020 and 2019, the Company maintained balances of $119.3  million and $118.1 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of  $26.1 million and $25.0 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, including as a result of the IRS audit of the Company’s income tax returns, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.2 million, nil and $1.5 million, respectively, of such adjustments through the provision for income taxes and noninterest income.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$22,451	$—	$(1,276)	$23,190	$—	$(682)
Derivatives not designated as hedging instruments:
Interest rate swaps	3,002,333	129,888	—	2,818,803	63,527	—
Funding swap	92,647	—	(4,554)	82,900	—	(4,233)
Interest rate caps and floors	148,800	7	(7)	—	—	—
Foreign exchange contracts	326	—	—	1,428	12	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin cash collateral posted by the Company was $4.8 million and $8.7 million as of December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, the variation margin was $129.9 million and $63.5 million, respectively.

As of December 31, 2020, the Company pledged $30.8 million in financial instruments and $25.2 million in cash as collateral for interest rate swaps. As of December 31, 2019, the Company pledged $29.9 million in financial instruments and $13.4 million in cash as collateral for interest rate swaps. As of December 31, 2020 and 2019, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At December 31, 2020 and 2019, the Company carried one interest rate swap with a notional amount of $22.5 million and $23.2 million, respectively, with a negative fair value of $1.3 million and $0.7 million, respectively, that was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2020, 2019 and 2018:

	Gains (losses) recognized in
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2020	2019	2018
Gains (losses) on fair value hedging relationships recognized in interest income(1):
Recognized on interest rate swap	Loans and lease financing	$(594)	$(671)	$—
Recognized on hedged item	Loans and lease financing	470	735	—

Gains (losses) on fair value hedging relationships recognized in noninterest income(2):
Recognized on interest rate swap	Other	$—	$—	$629
Recognized on hedged item	Other	—	—	(723)
(1)	In connection with the adoption of ASU 2017-12, beginning January 1, 2019, gain (loss) amounts for the interest rate swap qualifying as fair value hedging and the hedged item are included in interest income from loans and lease financing.
(2)	Prior to January 1, 2019, gain (loss) amounts for the interest rate swaps qualifying as fair value hedging and the hedged items were included in other noninterest income.

As of December 31, 2020 and 2019, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$24,355	$24,415	$1,487	$1,017

Cash Flow Hedges

During 2018, the Company carried two interest rate swaps with notional amounts totaling $150.0 million, in order to reduce exposure to interest rate increases associated with short-term fixed-rate liabilities. The Company received 6-month LIBOR and paid fixed rates ranging from 2.98% to 3.03%. The swaps matured in December 2018. As of December 31, 2020 and 2019, the Company held no cash flow hedges.

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

The interest rate swaps were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. During the year ended December 31, 2018, the pretax gain recognized in accumulated other comprehensive income of $7.6 million was reclassified into other noninterest income on the maturity dates of the cash flow hedges. The interest rate swaps designated as cash flow hedges resulted in net interest expense of $1.2 million during the year ended December 31, 2018. The Company also recognized expenses related to the ineffective portion of the change in fair value of the cash flow hedges of nil for the year ended December 31, 2018.

The following table summarizes the effect of cash flow hedging relationships for the year ended December 31, 2018:

(dollars in thousands)	2018
Pretax gains recognized in other comprehensive income on derivatives (effective portion)	$1,475
Pretax gain reclassified from accumulated other comprehensive income	(7,558)

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

	Net gains (losses) recognized
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2020	2019	2018
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$16	$574
Funding swap	Other noninterest income	(4,641)	(5,355)	(172)
Foreign exchange contracts	Other noninterest income	—	12	(58)

As of December 31, 2020, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $129.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.15% to 3.16% and paid fixed rates ranging from 2.02% to 5.78%. The swaps mature between 2021 and 2040. As of December 31, 2019, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $63.5 million and a negative fair value of nil. The Company received 1-month LIBOR and paid fixed rates ranging from 1.71% to 8.73%. These swaps resulted in net interest expense of nil, nil and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $8.3 million, $4.5 million and $7.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. During the years ended December 31, 2020 and 2019, the Company recorded losses in other noninterest income of $4.8 million and $4.5 million, respectively, related to a revaluation adjustment to increase the fair value of the derivative liability (“Visa derivative”). The Visa derivative of $4.6 million and $4.2 million was included in the consolidated balance sheets at December 31, 2020 and 2019, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 22. Fair Value” in the notes to the consolidated financial statements for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during each of the years ended December 31, 2020, 2019 and 2018.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $19.8 million and $4.0 million at December 31, 2020 and 2019, respectively, for which we posted $20.4 million and $4.7 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2020 and 2019, we may have been required to settle the contract in an amount equal to its fair value.

18. Commitments and Contingent Liabilities

Contingencies

On November 2, 2020, a lawsuit was filed in Hawaii Circuit Court by a Bank customer related to the sale of credit facilities that the Bank had previously extended to the customer. The customer asserts claims against the Bank for interference with the customer’s contract and business opportunity, unfair methods of competition and declaratory and injunctive relief. The outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, the Company has not recognized any liability associated with this action. Management disputes any wrongdoing and the case is being vigorously defended.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $93.1 million and $94.1 million at December 31, 2020 and 2019, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $11.0 million and $9.0 million at December 31, 2020 and 2019, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2020 have maturities ranging from January 2021 to May 2022. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2020 and 2019 were as follows:

	December 31,
(dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,934,535	$5,907,690
Standby letters of credit	185,108	181,412
Commercial letters of credit	3,834	7,334

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

Lease Commitments

The Company’s lease commitments are discussed in “Note 14. Leases” in the notes to the consolidated financial statements.

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 17. Derivative Financial Instruments” in the notes to the consolidated financial statements for more information.

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements, FHI (formerly BancWest) distributed its interest in BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP (BWHI is now held indirectly by BNPP through its intermediate holding company). As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the restructuring when it was known as BancWest, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$393,466	$133,301	$8,967	$535,734

Service charges on deposit accounts	25,326	1,305	1,538	28,169
Credit and debit card fees	—	48,999	4,373	53,372
Other service charges and fees	20,084	1,550	1,533	23,167
Trust and investment services income	35,652	—	—	35,652
Other	700	6,403	1,811	8,914
Not in scope of Topic 606(1)	16,264	19,945	11,897	48,106
Total noninterest income	98,026	78,202	21,152	197,380
Total revenue	$491,492	$211,503	$30,119	$733,114

	Year Ended December 31, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$413,029	$141,227	$19,146	$573,402

Service charges on deposit accounts	30,298	1,238	2,242	33,778
Credit and debit card fees	—	58,034	6,812	64,846
Other service charges and fees	20,454	2,096	2,155	24,705
Trust and investment services income	35,102	—	—	35,102
Other	715	4,899	3,351	8,965
Not in scope of Topic 606(1)	8,844	7,368	8,925	25,137
Total noninterest income	95,413	73,635	23,485	192,533
Total revenue	$508,442	$214,862	$42,631	$765,935

	Year Ended December 31, 2018
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$420,165	$140,333	$5,820	$566,318

Service charges on deposit accounts	28,866	1,146	2,024	32,036
Credit and debit card fees	—	78,218	7,080	85,298
Other service charges and fees	19,977	4,089	2,175	26,241
Trust and investment services income	31,324	—	—	31,324
Other	585	6,616	2,731	9,932
Not in scope of Topic 606(1)	8,917	(9,165)	(5,590)	(5,838)
Total noninterest income	89,669	80,904	8,420	178,993
Total revenue	$509,834	$221,237	$14,240	$745,311
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the years ended December 31, 2020, 2019 and 2018, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of December 31, 2020 and 2019, the Company had contract liabilities of $1.0 million and $1.8 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For each of the years ended December 31, 2020, 2019 and 2018, the Company recognized revenues, thereby decreasing contract liabilities by approximately $0.8 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2020 and 2019, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2020 and 2019. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

20. Earnings per Share

For the year ended December 31, 2020, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 410,000 antidilutive securities. For the years ended December 31, 2019 and 2018, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2020	2019	2018
Numerator:
Net income	$185,754	$284,392	$264,394

Denominator:
Basic: weighted-average shares outstanding	129,890,225	133,076,489	136,945,134
Add: weighted-average equity-based awards	329,852	310,668	166,286
Diluted: weighted-average shares outstanding	130,220,077	133,387,157	137,111,420

Basic earnings per share	$1.43	$2.14	$1.93
Diluted earnings per share	$1.43	$2.13	$1.93

21. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2020, 2019 and 2018, stock-based compensation expense was $10.0 million, $7.8 million and $6.9 million, respectively, and the related income tax benefit was $2.4 million, $2.0 million and $1.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2020, total shares authorized under the Company’s stock-based compensation plan for employees were 5.6 million shares, of which 3.8 million shares were available for future grants. As of December 31, 2020, total shares authorized under the 2016 Non-Employee Director Plan were 75,000 shares, of which 6,059 shares were available for future grants.

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

The following presents the Company’s Restricted Stock activity for the years ended December 31, 2020 and 2019:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2018	—	$—
Granted	162,550	27.06
Vested	(11,239)	27.37
Forfeited	(11,593)	27.04
Unvested as of December 31, 2019	139,718	27.04
Granted	172,046	25.96
Vested	(48,340)	27.03
Forfeited	(1,047)	25.96
Unvested as of December 31, 2020	262,377	$26.35

For the year ended December 31, 2020, the Company granted 172,046 shares of Restricted Stock with a weighted-average grant date fair value of $25.96 to key employees. For the year ended December 31, 2019, the Company granted 162,550 shares of Restricted Stock with a weighted-average grant date fair value of $27.06 to key employees.

The total grant date fair value of Restricted Stock that vested for the years ended December 31, 2020 and 2019 was $1.3 million and $0.3 million, respectively. Unrecognized compensation expense related to unvested Restricted Stock was $4.1 million and $2.9 million as of December 31, 2020 and 2019, respectively. The unrecognized compensation expense as of December 31, 2020 is expected to be recognized over a weighted average vesting period of 1.1 years.

There were no shares of Restricted Stock granted for the year ended December 31, 2018.

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

The following presents the Company’s Performance Award activity for the years ended December 31, 2020, 2019 and 2018:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2017	506,051	$30.82
Granted	277,197	22.39
Vested	(229,809)	32.17
Forfeited	(48,942)	30.52
Unvested as of December 31, 2018	504,497	25.93
Granted	310,696	27.04
Vested	(36,342)	24.51
Forfeited	(83,535)	26.37
Unvested as of December 31, 2019	695,316	26.46
Granted	340,758	25.96
Vested	(172,167)	29.95
Forfeited	(6,625)	26.13
Unvested as of December 31, 2020	857,282	$25.43

For the years ended December 31, 2020, 2019 and 2018, the Company granted 340,758, 310,696 and 277,197 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2020, 2019 and 2018. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

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

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2020, 2019 and 2018 was $5.2 million, $0.9 million and $7.4 million, respectively. Unrecognized compensation expense related to unvested Performance Shares was $6.2 million, $5.6 million and $6.2 million as of December 31, 2020, 2019 and 2018, respectively. The unrecognized compensation expense as of December 31, 2020 is expected to be recognized over a weighted average vesting period of 1.1 years.

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

The following presents the Company’s RSU activity for the years ended December 31, 2020, 2019 and 2018:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2017	11,506	$29.74
Granted	47,094	28.64
Vested	(9,839)	32.31
Forfeited	—	—
Unvested as of December 31, 2018	48,761	28.60
Granted	20,418	26.50
Vested	(22,452)	28.37
Forfeited	(1,944)	28.29
Unvested as of December 31, 2019	44,783	27.82
Granted	28,783	15.86
Vested	(30,016)	27.47
Forfeited	—	—
Unvested as of December 31, 2020	43,550	$21.93

For the year ended December 31, 2020, the Company granted 28,783 RSUs to non-employee directors with a weighted-average grant date fair value of $15.86 and no RSUs were granted to employees. For the year ended December 31, 2019, the Company granted 15,918 RSUs to non-employee directors with a weighted-average grant date fair value of $26.38 and granted 4,500 RSUs to employees with a weighted average grant date fair value of $26.92. For the year ended December 31, 2018, the Company granted 11,799 RSUs to non-employee directors with a weighted-average grant date fair value of $27.89 and granted 35,295 RSUs to employees with a weighted average grant date fair value of $28.89. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $0.6 million and $0.3 million, respectively. Unrecognized compensation expense related to unvested RSUs was $0.4 million, $0.9 million and $1.1 million as of December 31, 2020, 2019 and 2018, respectively. The unrecognized compensation expense as of December 31, 2020 is expected to be recognized over a weighted average vesting period of 0.5 years.

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

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2020, total shares authorized under the Company’s ESPP were 600,000 shares. The Company issued 19,069 shares and 12,341 shares of common stock to employee participants in July 2020 and January 2018, respectively, which resulted in 552,629 shares of common stock authorized for future purchases.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2020 and 2019, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. Additionally, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228, effective September 27, 2019. The Visa derivative of $4.6 million and $4.2 million was included in the consolidated balance sheets at December 31, 2020 and 2019, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are summarized below:

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$171,421	$—	$171,421
Mortgage-backed securities:
Residential - Government agency(1)	—	160,462	—	160,462
Residential - Government-sponsored enterprises(1)	—	447,200	—	447,200
Commercial - Government agency	—	599,650	—	599,650
Commercial - Government-sponsored enterprises	—	932,157	—	932,157
Collateralized mortgage obligations:
Government agency	—	1,933,553	—	1,933,553
Government-sponsored enterprises	—	1,826,972	—	1,826,972
Total available-for-sale securities	—	6,071,415	—	6,071,415
Other assets(2)	11,691	129,895	—	141,586
Liabilities
Other liabilities(3)	—	(1,283)	(4,554)	(5,837)
Total	$11,691	$6,200,027	$(4,554)	$6,207,164

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury securities	$—	$29,888	$—	$29,888
Government-sponsored enterprises debt securities	—	101,439	—	101,439
Mortgage-backed securities:
Residential - Government agency(1)	—	291,209	—	291,209
Residential - Government-sponsored enterprises(1)	—	399,492	—	399,492
Commercial - Government-sponsored enterprises	—	101,719	—	101,719
Collateralized mortgage obligations:
Government agency	—	2,381,278	—	2,381,278
Government-sponsored enterprises	—	770,619	—	770,619
Total available-for-sale securities	—	4,075,644	—	4,075,644
Other assets(2)	—	63,539	—	63,539
Liabilities
Other liabilities(3)	—	(682)	(4,233)	(4,915)
Total	$—	$4,138,501	$(4,233)	$4,134,268
(1)	Backed by residential real estate.
(2)	As of December 31, 2020, other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets as of December 31, 2020 and 2019.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the years ended December 31, 2020 and 2019, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019 are summarized below:

	Visa Derivative
(dollars in thousands)	2020	2019
Year Ended December 31,
Balance as of January 1,	$(4,233)	$(2,607)
Total net losses included in other noninterest income	(4,641)	(5,354)
Settlements	4,320	3,728
Balance as of December 31,	$(4,554)	$(4,233)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of December 31,	$(4,641)	$(5,354)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,040,944	$303,373	$737,571	$—	$1,040,944
Loans held for sale	11,579	—	12,018	—	12,018
Loans(1)	13,033,686	—	—	13,255,636	13,255,636

Financial liabilities:
Time deposits(2)	$2,348,298	$—	$2,357,137	$—	$2,357,137
Long-term borrowings(3)	200,000	—	214,167	—	214,167

	December 31, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$694,017	$360,375	$333,642	$—	$694,017
Loans held for sale	904	—	904	—	904
Loans(1)	13,009,167	—	—	13,140,898	13,140,898

Financial liabilities:
Time deposits(2)	$2,510,157	$—	$2,501,478	$—	$2,501,478
Short-term borrowings	400,000	—	401,709	—	401,709
Long-term borrowings(3)	200,000	—	207,104	—	207,104
(1)	Excludes financing leases of $245.4 million at December 31, 2020 and $202.5 million at December 31, 2019.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $16.9 billion at December 31, 2020 and $13.9 billion at December 31, 2019.
(3)	Excludes capital lease obligations of $10 thousand and $19 thousand at December 31, 2020 and 2019, respectively.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both December 31, 2020 and 2019, the Company had $6.1 billion of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $42.3 million and $14.4 million at December 31, 2020 and 2019, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of December 31, 2020 and 2019:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Collateral-dependent loans	$—	$—	$1,840
December 31, 2019
Collateral-dependent loans	$—	$—	$1,502

Total losses on collateral-dependent loans for the years ended December 31, 2020, 2019 and 2018 were $0.4 million, $1.0 million and $0.7 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$1,840	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(4,554)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%
(1)	The fair value of these assets is determined based on appraised values of the collateral or broker opinions, the range of which is not meaningful to disclose.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(3)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(4)	The growth rate of 13% was based on the arithmetic average of analyst price targets.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input
Collateral-dependent loans	$1,502	Appraisal Value	Appraisal Value
Visa derivative	$(4,233)	Discounted Cash Flow	Expected Conversion Rate - 1.6228
			Expected Term - 1 year
			Growth Rate - 13%

23. Reportable Operating Segments

The Company’s operations are organized into three business segments – Retail Banking, Commercial Banking and Treasury and Other. These segments reflect how discrete financial information is currently evaluated by the chief operating decision maker and how performance is assessed and resources allocated. The Company’s internal management process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 54 banking locations throughout the State of Hawaii, Guam and Saipan.

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

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2020
Net interest income	$393,466	$133,301	$8,967	$535,734
Provision for credit losses	(52,719)	(53,921)	(15,078)	(121,718)
Net interest income (loss) after provision for credit losses	340,747	79,380	(6,111)	414,016

Noninterest income	98,026	78,202	21,152	197,380
Noninterest expense	(231,404)	(81,533)	(54,735)	(367,672)
Income (loss) before (provision) benefit for income taxes	207,369	76,049	(39,694)	243,724

(Provision) benefit for income taxes	(48,605)	(17,171)	7,806	(57,970)
Net income (loss)	$158,764	$58,878	$(31,888)	$185,754
Total assets as of December 31, 2020	$7,611,375	$5,810,090	$9,241,366	$22,662,831

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2019
Net interest income	$413,029	$141,227	$19,146	$573,402
Provision for credit losses	(6,248)	(7,552)	—	(13,800)
Net interest income after provision for credit losses	406,781	133,675	19,146	559,602

Noninterest income	95,413	73,635	23,485	192,533
Noninterest expense	(228,389)	(82,380)	(59,668)	(370,437)
Income (loss) before (provision) benefit for income taxes	273,805	124,930	(17,037)	381,698

(Provision) benefit for income taxes	(69,285)	(32,298)	4,277	(97,306)
Net income (loss)	$204,520	$92,632	$(12,760)	$284,392
Total assets as of December 31, 2019	$7,276,047	$6,071,356	$6,819,331	$20,166,734

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other (1)	Total
Year Ended December 31, 2018
Net interest income	$420,165	$140,333	$5,820	$566,318
Provision for credit losses	(8,753)	(13,427)	—	(22,180)
Net interest income after provision for credit losses	411,412	126,906	5,820	544,138

Noninterest income	89,669	80,904	8,420	178,993
Noninterest expense	(225,881)	(80,766)	(58,306)	(364,953)
Income (loss) before (provision) benefit for income taxes	275,200	127,044	(44,066)	358,178

(Provision) benefit for income taxes	(70,335)	(32,700)	9,251	(93,784)
Net income (loss)	$204,865	$94,344	$(34,815)	$264,394
Total assets as of December 31, 2018	$7,078,016	$6,346,541	$7,271,121	$20,695,678

(1) Includes $24.1 million in OTTI write-downs.

24. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Income
Dividends from FHB	$142,000	$300,300	$263,400
Other income	1,169	1,691	1,541
Total income	143,169	301,991	264,941
Noninterest expense
Salaries and employee benefits	3,660	5,241	5,940
Contracted services and professional fees	2,544	2,689	3,780
Equipment	31	—	31
Other	1,439	721	732
Total noninterest expense	7,674	8,651	10,483
Income before benefit for income taxes and equity in undistributed income (excess distributions) of FHB	135,495	293,340	254,458
Benefit for income taxes	679	1,672	1,184
Equity in undistributed income (excess distributions) of FHB	49,580	(10,620)	8,752
Net income	$185,754	$284,392	$264,394
Comprehensive income	$249,107	$384,838	$248,650

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$18,066	$24,455
Investment in FHB	2,726,497	2,617,949
Other assets	26,138	24,969
Total assets	$2,770,701	$2,667,373
Liabilities and Stockholders' Equity
Retirement benefits payable	$580	$553
Other liabilities	26,017	26,562
Total liabilities	26,597	27,115

Total stockholders' equity	2,744,104	2,640,258
Total liabilities and stockholders' equity	$2,770,701	$2,667,373

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$185,754	$284,392	$264,394
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income) excess distributions of FHB	(49,580)	10,620	(8,752)
Deferred income taxes	5	85	(48)
Stock-based compensation	713	84	281
Change in assets and liabilities:
Net (increase) decrease in other assets	(1,451)	5,318	(9,635)
Net (decrease) increase in other liabilities	(294)	(5,439)	7,633
Net cash provided by operating activities	135,147	295,060	253,873

Cash flows from financing activities
Dividends paid	(135,099)	(138,246)	(131,036)
Stock tendered for payment of withholding taxes	(1,749)	(1,764)	(69)
Proceeds from employee stock purchase plan	312	—	342
Common stock repurchased	(5,000)	(136,242)	(131,800)
Net cash used in financing activities	(141,536)	(276,252)	(262,563)
Net (decrease) increase in cash and cash equivalents	(6,389)	18,808	(8,690)
Cash and cash equivalents at beginning of year	24,455	5,647	14,337
Cash and cash equivalents at end of year	$18,066	$24,455	$5,647

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and Subsidiary (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2021

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors of the Company, the section captioned “Director Nominees” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Executive Officers” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance and Board Matters – Board of Directors, Committees and Governance—Corporate Governance Guidelines and Code of Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Procedures for Stockholder Nominations

For information regarding procedures for stockholder nominations, the section captioned “Other Business – Stockholder Proposals for the 2021 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

Audit Committee

For information regarding the Audit Committee and its composition and the audit committee financial experts, the section captioned “Board of Directors, Committees and Governance — Committees of Our Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information regarding executive and director compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.

For information regarding compensation committee interlocks and insider participation, the section captioned “Corporate Governance and Board Matters – Board of Directors, Committees and Governance — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference. For our Compensation Committee Report, the section captioned “Executive Compensation — Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners, Directors and Management, the section captioned “Stock Ownership” in the Proxy Statement is incorporated herein by reference.

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2020.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,163,209	$—	4,358,977
Equity compensation plans not approved by security holders	—	—	—
Total	1,163,209	$—	4,358,977

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding transactions with related persons, promoters and certain control persons, the section captioned “Corporate Governance and Board Matters – Board of Directors, Committees and Governance – Our Relationship with BNPP and Certain Other Related Party Transactions” in the Proxy Statement is incorporated herein by reference.

For information regarding director independence, the section captioned “Board of Directors, Committees and Governance — Director Independence” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding principal accounting fees and services, the sections captioned “Audit Fees – Principal Accountant Fees” and “– Preapproval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.Financial Statements

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Consolidated Statements of Income – For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets – As of December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – For the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

All schedules are omitted since the required information is either not applicable, not deemed material, or is disclosed in the Company’s consolidated financial statements.

3.Exhibits

The list of exhibits required to be filed as exhibits to this Annual Report on Form 10-K is listed below in the “Exhibit Index”.

ITEM 16.  FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

3.3

Fourth Amended and Restated Bylaws of First Hawaiian, Inc., effective as of February 26, 2020 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 28, 2020 (File No. 001-14585))

4.1

Description of First Hawaiian, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 28, 2020 (File No. 001-14585))

10.1

Master Reorganization Agreement, dated as of April 1, 2016, by and among BancWest Corporation (to be renamed First Hawaiian, Inc.), BancWest Holding Inc., BWC Holding Inc. and BNP Paribas (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.2

Tax Sharing Agreement, dated as of April 1, 2016, by and among BNP Paribas, BancWest Corporation (to be renamed First Hawaiian, Inc.) and BancWest Holding Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.3

Agreement for Allocation and Settlement of Income Tax Liabilities, effective as of July 1, 2016, by and among BNP Paribas, BNP Paribas Fortis, BNP Paribas USA, Inc., BancWest Corporation, BancWest Holding Inc., Bank of the West, First Hawaiian, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.17 to Amendment No. 1 the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 26, 2016 (File No. 333-212451))

10.4

Insurance Agreement, by and among BNP Paribas, BNP Paribas USA, Inc. and First Hawaiian, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.5

First Hawaiian Bank Long-Term Incentive Plan, as amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.6

Certification Regarding Amendment and Restatement of the First Hawaiian Bank Incentive Plan for Key Employees, dated February 24, 2014 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.7

First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.8

First Hawaiian, Inc. 2016 Non-Employee Director Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

10.9	First Hawaiian, Inc. Bonus Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))
10.10

First Hawaiian, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on August 8, 2016 (File No. 333-212996))

Exhibit Number

10.11

Executive Change-in-Control Retention Plan of First Hawaiian Bank (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.12

First Hawaiian, Inc. Long-Term Incentive Plan, as amended and restated effective August 9, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by First Hawaiian,  Inc. on August 10, 2016 (File No. 001-14585))

10.13

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.14

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.15

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.16

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.17

Form of First Hawaiian, Inc. 2016 Non-Employee Director Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.18

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

10.19

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (2019) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.20

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (2020) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 28, 2020 (File No. 001-14585))

10.21

BancWest Corporation Deferred Compensation Plan Part B (2016 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on December 13, 2016 (File No. 333-215068))

10.22

First Hawaiian Inc. Supplemental Executive Retirement Plan Part B (2019 Restatement) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 26, 2019 (File No. 001-14585))

10.23

Amended and Restated First Hawaiian Bank Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

10.24

Employment Agreement, dated as of October 20, 2011, by and among Robert S. Harrison, First Hawaiian Bank and BancWest Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

Exhibit Number

10.25

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.26

Offer Letter, dated as of June 15, 2015, from Robert S. Harrison on behalf of First Hawaiian Bank to Eric K. Yeaman (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on January 24, 2017 (File No. 333-215676))

10.27

Offer Letter, dated as of July 25, 2018, from Robert S. Harrison on behalf of First Hawaiian Bank to Ravi Mallela (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

10.28

First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

10.29

First Hawaiian, Inc. Long-Term Incentive Plan Form of Performance Share Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

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

Date: February 25, 2021		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2021

/s/ Robert S. Harrison	/s/ Ravi Mallela
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew J. Cox	/s/ W. Allen Doane
Matthew J. Cox, Director	W. Allen Doane, Director

/s/ Faye W. Kurren	/s/ Allen B. Uyeda
Faye W. Kurren, Director	Allen B. Uyeda, Director

/s/ Jenai S. Wall	/s/ Vanessa L. Washington
Jenai S. Wall, Director	Vanessa L. Washington, Director

/s/ C. Scott Wo
C. Scott Wo, Director