Form 10-Q
period 2021-03-31
FIRST HAWAIIAN, INC.
filed 2021-05-04
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 130,371,311 shares of Common Stock, par value $0.01 per share, were outstanding as of April 20, 2021.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2021	2020
Interest income
Loans and lease financing	$110,939	$134,971
Available-for-sale securities	23,146	21,210
Other	491	2,351
Total interest income	134,576	158,532
Interest expense
Deposits	4,056	15,600
Short-term and long-term borrowings	1,362	4,249
Total interest expense	5,418	19,849
Net interest income	129,158	138,683
Provision for credit losses	—	41,200
Net interest income after provision for credit losses	129,158	97,483
Noninterest income
Service charges on deposit accounts	6,718	8,950
Credit and debit card fees	14,551	14,949
Other service charges and fees	8,846	8,539
Trust and investment services income	8,492	9,591
Bank-owned life insurance	2,389	2,260
Investment securities gains, net	—	85
Other	2,872	4,854
Total noninterest income	43,868	49,228
Noninterest expense
Salaries and employee benefits	43,936	44,829
Contracted services and professional fees	17,188	16,055
Occupancy	7,170	7,243
Equipment	5,491	4,708
Regulatory assessment and fees	2,034	1,946
Advertising and marketing	1,591	1,823
Card rewards program	4,835	7,015
Other	14,061	12,847
Total noninterest expense	96,306	96,466
Income before provision for income taxes	76,720	50,245
Provision for income taxes	19,027	11,380
Net income	$57,693	$38,865
Basic earnings per share	$0.44	$0.30
Diluted earnings per share	$0.44	$0.30
Basic weighted-average outstanding shares	129,933,104	129,895,706
Diluted weighted-average outstanding shares	130,589,878	130,351,585

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Net income	$57,693	$38,865
Other comprehensive (loss) income, net of tax:
Net change in pensions and other benefits	—	(96)
Net change in investment securities	(75,039)	35,974
Other comprehensive (loss) income	(75,039)	35,878
Total comprehensive (loss) income	$(17,346)	$74,743

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2021	2020
Assets
Cash and due from banks	$278,994	$303,373
Interest-bearing deposits in other banks	983,816	737,571
Investment securities, at fair value (amortized cost: $6,708,431 as of March 31, 2021 and $5,985,031 as of December 31, 2020)	6,692,479	6,071,415
Loans held for sale	9,390	11,579
Loans and leases	13,300,289	13,279,097
Less: allowance for credit losses	200,366	208,454
Net loans and leases	13,099,923	13,070,643

Premises and equipment, net	319,949	322,401
Accrued interest receivable	69,879	69,626
Bank-owned life insurance	468,927	466,537
Goodwill	995,492	995,492
Mortgage servicing rights	10,869	10,731
Other assets	567,878	603,463
Total assets	$23,497,596	$22,662,831
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$11,958,606	$11,705,609
Noninterest-bearing	8,175,075	7,522,114
Total deposits	20,133,681	19,227,723
Long-term borrowings	200,010	200,010
Retirement benefits payable	143,736	143,373
Other liabilities	336,539	347,621
Total liabilities	20,813,966	19,918,727

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,455,180 / 129,749,890 as of March 31, 2021; issued/outstanding: 140,191,133 / 129,912,272 as of December 31, 2020)	1,405	1,402
Additional paid-in capital	2,517,048	2,514,014
Retained earnings	497,418	473,974
Accumulated other comprehensive (loss) income, net	(43,435)	31,604
Treasury stock (10,705,290 shares as of March 31, 2021 and 10,278,861 shares as of December 31, 2020)	(288,806)	(276,890)
Total stockholders' equity	2,683,630	2,744,104
Total liabilities and stockholders' equity	$23,497,596	$22,662,831

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2020	129,912,272	$1,402	$2,514,014	$473,974	$31,604	$(276,890)	$2,744,104
Net income	—	—	—	57,693	—	—	57,693
Cash dividends declared ($0.26 per share)	—	—	—	(33,812)	—	—	(33,812)
Equity-based awards	170,082	3	3,034	(437)	—	(2,373)	227
Common stock repurchased	(332,464)	—	—	—	—	(9,543)	(9,543)
Other comprehensive loss, net of tax	—	—	—	—	(75,039)	—	(75,039)
Balance as of March 31, 2021	129,749,890	$1,405	$2,517,048	$497,418	$(43,435)	$(288,806)	$2,683,630

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss (Income)	Stock	Total
Balance as of December 31, 2019	129,928,479	$1,399	$2,503,677	$437,072	$(31,749)	$(270,141)	$2,640,258
Cumulative-effect adjustment of a change in accounting principle, net of tax: ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	—	—	—	(12,517)	—	—	(12,517)
Net income	—	—	—	38,865	—	—	38,865
Cash dividends declared ($0.26 per share)	—	—	—	(33,782)	—	—	(33,782)
Equity-based awards	117,248	2	2,800	(315)	—	(1,504)	983
Common stock repurchased	(217,759)	—	—	—	—	(5,000)	(5,000)
Other comprehensive income, net of tax	—	—	—	—	35,878	—	35,878
Balance as of March 31, 2020	129,827,968	$1,401	$2,506,477	$429,323	$4,129	$(276,645)	$2,664,685

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$57,693	$38,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	41,200
Depreciation, amortization and accretion, net	13,643	17,121
Deferred income tax provision	355	6,624
Stock-based compensation	3,037	2,802
Other losses (gains)	1,090	(15)
Originations of loans held for sale	(61,552)	(41,062)
Proceeds from sales of loans held for sale	67,067	35,435
Net gains on sales of loans originated for investment and held for sale	(1,486)	(2,459)
Net gains on investment securities	—	(85)
Change in assets and liabilities:
Net decrease (increase) in other assets	27,030	(22,164)
Net increase (decrease) in other liabilities	47,323	(128,111)
Net cash provided by (used in) operating activities	154,200	(51,849)
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	448,655	259,447
Proceeds from calls and sales	145	78,472
Purchases	(1,178,760)	(272,324)
Other investments:
Proceeds from sales	2,404	8,492
Purchases	(14,515)	(9,196)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(45,193)	(276,113)
Proceeds from sales of loans originated for investment	220	132,011
Purchases of loans	(558)	(30,244)
Proceeds from bank-owned life insurance	—	906
Purchases of premises, equipment and software	(3,791)	(14,728)
Proceeds from sales of premises and equipment	—	185
Proceeds from sales of other real estate owned	—	69
Other	(1,171)	(1,035)
Net cash used in investing activities	(792,564)	(124,058)
Cash flows from financing activities
Net increase in deposits	905,958	575,008
Dividends paid	(33,812)	(33,782)
Stock tendered for payment of withholding taxes	(2,373)	(1,504)
Common stock repurchased	(9,543)	(5,000)
Net cash provided by financing activities	860,230	534,722
Net increase in cash and cash equivalents	221,866	358,815
Cash and cash equivalents at beginning of period	1,040,944	694,017
Cash and cash equivalents at end of period	$1,262,810	$1,052,832

Supplemental disclosures
Interest paid	$8,894	$24,163
Income taxes paid, net of income tax refunds	981	5,165
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	6,864	—
Transfers from loans and leases to loans held for sale	1,840	131,201

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounting Standards Adopted in 2021

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. Prior to the adoption of ASU No. 2020-08, previous guidance shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities to the earliest call date. The guidance in ASU No. 2020-08 changes the amortization period so that an entity shall amortize the premium to the next call date. The Company adopted the provisions of ASU No. 2020-08 on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

There were no ASUs issued by the FASB that were applicable to the Company in future reporting periods.

2. Investment Securities

As of March 31, 2021 and December 31, 2020, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by government agencies.

Mortgage-backed securities – includes securities backed by notes or receivables secured by mortgage assets with cash flows based on actual or scheduled payments.

Collateralized mortgage obligations – includes securities backed by a pool of mortgages with cash flows distributed based on certain rules rather than pass through payments.

As of March 31, 2021 and December 31, 2020, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$177,745	$447	$(2,468)	$175,724	$170,123	$1,359	$(61)	$171,421
Mortgage-backed securities:
Residential - Government agency	129,908	3,986	—	133,894	155,169	5,293	—	160,462
Residential - Government-sponsored enterprises	797,426	10,867	(7,373)	800,920	434,282	13,643	(725)	447,200
Commercial - Government agency	523,293	8,068	(3,845)	527,516	583,232	16,537	(119)	599,650
Commercial - Government-sponsored enterprises	1,180,034	1,676	(47,535)	1,134,175	931,095	9,045	(7,983)	932,157
Collateralized mortgage obligations:
Government agency	1,818,181	29,899	(2,982)	1,845,098	1,902,326	32,246	(1,019)	1,933,553
Government-sponsored enterprises	2,081,844	15,537	(22,229)	2,075,152	1,808,804	18,991	(823)	1,826,972
Total available-for-sale securities	$6,708,431	$70,480	$(86,432)	$6,692,479	$5,985,031	$97,114	$(10,730)	$6,071,415

Accrued interest receivable related to available-for-sale investment securities was $11.3 million and $10.6 million as of March 31, 2021 and December 31, 2020, respectively, and is recorded separately from the amortized cost basis of investment securities on the Company’s interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.1 million and nil for the three months ended March 31, 2021, respectively. Proceeds from calls and sales of investment securities were $75.0 million and $3.5 million, respectively, for the three months ended March 31, 2020. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended March 31, 2021. The Company recorded gross realized gains of $0.1 million and gross realized losses of nil for the three months ended March 31, 2020. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil during the three months ended March 31, 2021. The income tax expense related to the net realized gains on the sale of investment securities was nil for the three months ended March 31, 2020. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $22.1 million and $21.2 million, respectively, for the three months ended March 31, 2021 and 2020. Interest income from non-taxable investment securities was $1.0 million and nil, respectively, during the three months ended March 31, 2021 and 2020.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government agencies as of March 31, 2021, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2021
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	41,513	41,878
Due after five years through ten years	83,988	83,461
Due after ten years	52,244	50,385
	177,745	175,724

Mortgage-backed securities:
Residential - Government agency	129,908	133,894
Residential - Government-sponsored enterprises	797,426	800,920
Commercial - Government agency	523,293	527,516
Commercial - Government-sponsored enterprises	1,180,034	1,134,175
Total mortgage-backed securities	2,630,661	2,596,505
Collateralized mortgage obligations:
Government agency	1,818,181	1,845,098
Government-sponsored enterprises	2,081,844	2,075,152
Total collateralized mortgage obligations	3,900,025	3,920,250
Total available-for-sale securities	$6,708,431	$6,692,479

At March 31, 2021, pledged securities totaled $2.6 billion, of which $2.4 billion was pledged to secure public deposits and $184.2 million was pledged to secure other financial transactions. At December 31, 2020, pledged securities totaled $2.4 billion, of which $2.3 billion was pledged to secure public deposits and $186.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of March 31, 2021 or December 31, 2020.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 145 and 50 individual securities in each category have been in a continuous loss position as of March 31, 2021 and December 31, 2020, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,468)	$121,457	$—	$—	$(2,468)	$121,457
Mortgage-backed securities:
Residential - Government-sponsored enterprises	(7,373)	511,463	—	—	(7,373)	511,463
Commercial - Government agency	(3,845)	248,776	—	—	(3,845)	248,776
Commercial - Government-sponsored enterprises	(47,535)	898,725	—	—	(47,535)	898,725
Collateralized mortgage obligations:
Government agency	(2,974)	370,875	(8)	5,020	(2,982)	375,895
Government-sponsored enterprises	(22,229)	1,036,086	—	—	(22,229)	1,036,086
Total available-for-sale securities with unrealized losses	$(86,424)	$3,187,382	$(8)	$5,020	$(86,432)	$3,192,402

	Time in Continuous Loss as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(61)	$38,507	$—	$—	$(61)	$38,507
Mortgage-backed securities:
Residential - Government-sponsored enterprises	(725)	64,987	—	—	(725)	64,987
Commercial - Government agency	(119)	32,346	—	—	(119)	32,346
Commercial - Government-sponsored enterprises	(7,983)	427,759	—	—	(7,983)	427,759
Collateralized mortgage obligations:
Government agency	(994)	209,124	(25)	6,190	(1,019)	215,314
Government-sponsored enterprises	(823)	296,160	—	—	(823)	296,160
Total available-for-sale securities with unrealized losses	$(10,705)	$1,068,883	$(25)	$6,190	$(10,730)	$1,075,073

At March 31, 2021 and December 31, 2020, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining securities in an unrealized loss position as of March 31, 2021 and December 31, 2020, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of March 31, 2021 and December 31, 2020, the Company did not expect any credit losses in its debt securities and no credit losses were recognized on securities during the three months ended March 31, 2021 and for the year ended December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government and its agencies. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero. The Company’s available-for-sale investment securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Thus, the Company has not recorded an allowance for credit losses for its available-for-sale debt securities as of March 31, 2021 and December 31, 2020.

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

The Company held approximately 120,000 Visa Class B restricted shares as of both March 31, 2021 and December 31, 2020. These shares continued to be carried at $0 cost basis as of both March 31, 2021 and December 31, 2020.

3. Loans and Leases

As of March 31, 2021 and December 31, 2020, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$3,121,436	$3,019,507
Commercial real estate	3,396,233	3,392,676
Construction	739,271	735,819
Residential:
Residential mortgage	3,715,676	3,690,218
Home equity line	805,746	841,624
Total residential	4,521,422	4,531,842
Consumer	1,283,779	1,353,842
Lease financing	238,148	245,411
Total loans and leases	$13,300,289	$13,279,097

Outstanding loan balances are reported net of deferred loan costs and fees of $16.8 million and $26.1 million at March 31, 2021 and December 31, 2020, respectively.

Accrued interest receivable related to loans and leases was $58.6 million and $59.0 million as of March 31, 2021 and December 31, 2020, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of both March 31, 2021 and December 31, 2020, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2.8 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively.

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

4. Allowance for Credit Losses

The Company maintains the allowance for credit losses for loans and leases (the “ACL”) that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases.

The Company also maintains an estimated reserve for unfunded commitments on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law. The CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. Financial institutions accounting for eligible loans under the CARES Act are not required to report such loans as TDRs in accordance with GAAP. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 to encourage financial institutions to work prudently with borrowers and to describe the agencies’ interpretation of how current accounting rules under GAAP apply to certain COVID-19 related modifications. The agencies confirmed with the FASB that short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not TDRs under GAAP. The agencies also confirmed that these short-term modifications should not be reported as being on nonaccrual status and should not be considered past due during the period of the deferral. The Company has adopted the provisions of both the CARES Act and Interagency Statements. The Company is first applying the CARES Act guidance in determining if certain loan modifications are not required to be reported as TDRs. If the loan modification does not qualify under the CARES Act, then the Interagency Statement guidance is applied. On December 27, 2020, the Consolidated Appropriations Act – 2021 (the “CAA”) was signed into law, which extends the temporary relief from TDR reporting through the earlier of (1) January 1, 2022, or (2) 60 days after the date on which the national emergency concerning COVID-19 terminates. The interim consolidated financial information below reflects the application of this guidance.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(963)	(66)	—	—	(98)	—	(6,541)	(7,668)
Recoveries	215	3	166	—	17	24	2,655	3,080
Increase (decrease) in Provision	3,359	(6,369)	347	(101)	(1,909)	(519)	1,692	(3,500)
Balance at end of period	$27,322	$51,691	$10,552	$3,197	$38,471	$6,668	$62,465	$200,366

	Three Months Ended March 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of period	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(201)	—	—	—	—	(8)	(8,597)	—	(8,806)
Recoveries	220	—	110	—	135	122	2,083	—	2,670
Increase in Provision	7,995	9,954	5,673	220	3,376	1,297	12,334	—	40,849
Balance at end of period	$20,884	$42,838	$8,824	$851	$30,021	$6,556	$56,039	$—	$166,013

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Increase (decrease) in Provision	4,410	(216)	(724)	—	(2)	48	(16)	3,500
Balance at end of period	$16,129	$1,112	$8,313	$—	$—	$8,500	$49	$34,103

	Three Months Ended March 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Increase (decrease) in Provision	(599)	(82)	694	—	(6)	340	4	351
Balance at end of period	$4,791	$696	$4,813	$—	$1	$6,927	$23	$17,251

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of March 31, 2021 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$495,898	$781,914	$315,190	$152,290	$51,136	$218,781	$785,046	$27,922	$2,828,177
Special Mention	—	17,608	10,957	19,751	1,930	5,373	66,867	607	123,093
Substandard	—	23,098	2,808	16,913	584	12,048	28,361	1,367	85,179
Other (1)	3,252	9,848	11,793	7,889	4,362	1,496	46,347	—	84,987
Total Commercial and Industrial	499,150	832,468	340,748	196,843	58,012	237,698	926,621	29,896	3,121,436

Commercial Real Estate
Risk rating:
Pass	41,958	346,445	613,930	556,954	454,433	1,104,669	51,280	8	3,169,677
Special Mention	—	1,491	58,763	14,518	33,401	64,971	—	—	173,144
Substandard	—	346	—	14,751	3,740	26,082	8,004	—	52,923
Other (1)	—	—	—	—	—	489	—	—	489
Total Commercial Real Estate	41,958	348,282	672,693	586,223	491,574	1,196,211	59,284	8	3,396,233

Construction
Risk rating:
Pass	32,201	73,512	260,522	162,052	58,537	63,624	24,043	—	674,491
Special Mention	—	—	507	706	4,429	9,172	—	—	14,814
Substandard	—	—	—	536	—	1,478	—	—	2,014
Other (1)	5,410	16,755	9,924	7,588	3,655	4,040	580	—	47,952
Total Construction	37,611	90,267	270,953	170,882	66,621	78,314	24,623	—	739,271

Lease Financing
Risk rating:
Pass	6,487	73,461	58,375	12,521	16,410	60,734	—	—	227,988
Special Mention	566	334	843	286	1,223	599	—	—	3,851
Substandard	—	2,714	1,673	293	1,107	522	—	—	6,309
Total Lease Financing	7,053	76,509	60,891	13,100	18,740	61,855	—	—	238,148

Total Commercial Lending	$585,772	$1,347,526	$1,345,285	$967,048	$634,947	$1,574,078	$1,010,528	$29,904	$7,495,088

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$269,847	$698,143	$355,459	$261,304	$320,423	$1,031,922	$—	$—	$2,937,098
680 - 739	32,425	83,210	51,384	41,764	48,039	168,279	—	—	425,101
620 - 679	4,220	15,727	7,626	11,214	9,310	49,018	—	—	97,115
550 - 619	—	—	1,945	2,810	2,906	14,044	—	—	21,705
Less than 550	—	—	854	602	2,914	2,673	—	—	7,043
No Score (3)	4,599	12,498	17,761	21,197	19,972	55,404	—	—	131,431
Other (2)	5,767	20,213	13,584	13,754	20,607	21,516	580	162	96,183
Total Residential Mortgage	316,858	829,791	448,613	352,645	424,171	1,342,856	580	162	3,715,676

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	589,662	2,108	591,770
680 - 739	—	—	—	—	—	—	149,384	3,537	152,921
620 - 679	—	—	—	—	—	—	37,325	1,432	38,757
550 - 619	—	—	—	—	—	—	12,870	1,419	14,289
Less than 550	—	—	—	—	—	—	3,641	359	4,000
No Score (3)	—	—	—	—	—	—	4,009	—	4,009
Total Home Equity Line	—	—	—	—	—	—	796,891	8,855	805,746
Total Residential Lending	316,858	829,791	448,613	352,645	424,171	1,342,856	797,471	9,017	4,521,422

Consumer Lending
FICO:
740 and greater	37,038	105,809	109,925	86,146	44,909	22,098	107,725	266	513,916
680 - 739	19,163	79,376	82,058	58,077	31,081	16,370	72,053	774	358,952
620 - 679	6,167	38,079	44,459	30,055	21,453	11,715	33,935	1,213	187,076
550 - 619	337	8,215	18,414	15,800	13,267	8,437	11,582	1,364	77,416
Less than 550	88	2,644	8,907	7,785	5,711	3,445	4,181	719	33,480
No Score (3)	955	354	99	57	99	7	32,161	411	34,143
Other (2)	—	376	1,774	66	2,183	6,748	67,649	—	78,796
Total Consumer Lending	63,748	234,853	265,636	197,986	118,703	68,820	329,286	4,747	1,283,779

Total Loans and Leases	$966,378	$2,412,170	$2,059,534	$1,517,679	$1,177,821	$2,985,754	$2,137,285	$43,668	$13,300,289
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of December 31, 2020 was as follows:

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

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$728,807	$384,248	$290,484	$361,297	$314,971	$830,795	$—	$—	$2,910,602
680 - 739	85,151	53,090	44,616	50,703	39,230	144,537	—	—	417,327
620 - 679	15,767	7,604	11,460	9,628	7,982	43,393	—	—	95,834
550 - 619	—	1,971	2,818	2,920	4,474	10,144	—	—	22,327
Less than 550	—	861	593	2,916	594	2,138	—	—	7,102
No Score (3)	13,823	18,861	21,214	21,821	14,355	45,147	—	—	135,221
Other (2)	21,011	15,860	18,540	22,677	9,550	13,426	578	163	101,805
Total Residential Mortgage	864,559	482,495	389,725	471,962	391,156	1,089,580	578	163	3,690,218

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	608,282	2,163	610,445
680 - 739	—	—	—	—	—	—	159,886	3,155	163,041
620 - 679	—	—	—	—	—	—	44,005	1,571	45,576
550 - 619	—	—	—	—	—	—	11,644	884	12,528
Less than 550	—	—	—	—	—	—	5,159	330	5,489
No Score (3)	—	—	—	—	—	—	4,545	—	4,545
Total Home Equity Line	—	—	—	—	—	—	833,521	8,103	841,624
Total Residential Lending	864,559	482,495	389,725	471,962	391,156	1,089,580	834,099	8,266	4,531,842

Consumer Lending
FICO:
740 and greater	113,373	122,965	99,678	54,691	24,029	6,034	114,748	275	535,793
680 - 739	83,316	90,853	66,143	36,426	16,358	4,985	76,391	773	375,245
620 - 679	40,469	48,904	33,917	24,705	11,144	3,788	36,622	1,221	200,770
550 - 619	9,125	20,274	17,693	15,126	7,825	2,883	12,980	1,458	87,364
Less than 550	3,017	10,139	9,189	6,517	3,123	1,118	5,261	799	39,163
No Score (3)	339	103	64	109	10	—	33,854	356	34,835
Other (2)	380	1,890	73	2,214	45	6,768	69,302	—	80,672
Total Consumer Lending	250,019	295,128	226,757	139,788	62,534	25,576	349,158	4,882	1,353,842

Total Loans and Leases	$2,543,705	$2,120,213	$1,644,201	$1,291,172	$882,520	$2,236,923	$2,516,240	$44,123	$13,279,097
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of March 31, 2021 and December 31, 2020.

The amortized cost basis of revolving loans that were converted to term loans during the three months ended March 31, 2021 and 2020 was as follows:

Three Months Ended
(dollars in thousands)	March 31, 2021
Commercial and industrial	$229
Home equity line	1,079
Consumer	493
Total Revolving Loans Converted to Term Loans During the Period	$1,801

Three Months Ended
(dollars in thousands)	March 31, 2020
Commercial and industrial	$28,228
Residential mortgage	296
Total Revolving Loans Converted to Term Loans During the Period	$28,524

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2021 and December 31, 2020, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$4,710	$786	$1,751	$7,247	$3,114,189	$3,121,436	$1,365
Commercial real estate	1,727	443	1,990	4,160	3,392,073	3,396,233	1,054
Construction	1,383	—	668	2,051	737,220	739,271	89
Lease financing	—	—	—	—	238,148	238,148	—
Residential mortgage	11,659	904	3,152	15,715	3,699,961	3,715,676	—
Home equity line	1,744	126	4,975	6,845	798,901	805,746	4,975
Consumer	10,611	2,282	2,024	14,917	1,268,862	1,283,779	2,024
Total	$31,834	$4,541	$14,560	$50,935	$13,249,354	$13,300,289	$9,507

	December 31, 2020
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,585	$604	$2,626	$5,815	$3,013,692	$3,019,507	$2,108
Commercial real estate	75	2,568	963	3,606	3,389,070	3,392,676	882
Construction	779	376	2,137	3,292	732,527	735,819	93
Lease financing	—	—	—	—	245,411	245,411	—
Residential mortgage	3,382	4,125	3,372	10,879	3,679,339	3,690,218	—
Home equity line	1,375	743	4,818	6,936	834,688	841,624	4,818
Consumer	18,492	5,205	3,266	26,963	1,326,879	1,353,842	3,266
Total	$26,688	$13,621	$17,182	$57,491	$13,221,606	$13,279,097	$11,167

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

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2021 and December 31, 2020 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$593
Commercial real estate	857	937
Construction	—	579
Residential mortgage	1,311	6,999
Total Nonaccrual Loans and Leases	$2,168	$9,108

	December 31, 2020
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$518
Commercial real estate	—	80
Construction	1,840	2,043
Residential mortgage	1,316	6,441
Total Nonaccrual Loans and Leases	$3,156	$9,082

For the three months ended March 31, 2021 and 2020, the Company recognized interest income of $0.1 million and nil, respectively, on nonaccrual loans and leases. Furthermore, for the three months ended March 31, 2021 and 2020, the amount of accrued interest receivables written off by reversing interest income was $0.4 million and not material, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2021 and December 31, 2020, the amortized cost basis of collateral-dependent loans were $23.3 million and $21.0 million, respectively. These loans were primarily collateralized by residential real estate property and borrower assets. As of March 31, 2021 and December 31, 2020, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications

Commercial and industrial loans modified in a TDR may involve temporary interest-only payments, term and amortization extensions, and converting revolving credit lines to term loans. Modifications of commercial real estate and construction loans in a TDR may involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may also involve extending the interest-only payment period. Interest continues to accrue on the missed payments and as a result, the effective yield on the loan remains unchanged. Residential real estate loans modified in a TDR may be comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, including extended interest-only periods and re-amortization of the balance. Modifications of consumer loans in a TDR may involve temporary or permanent reduced payments, temporary interest-only payments and below-market interest rates.

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

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2021 and 2020:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	ACL	Contracts(1)	Investment(2)	ACL
Commercial and industrial	17	$2,945	$1,648	1	$500	$30
Construction	2	716	342	—	—	—
Residential mortgage	10	4,916	374	—	—	—
Consumer	1,690	15,763	11,832	—	—	—
Total	1,719	$24,340	$14,196	1	$500	$30
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.3 billion and $6.1 billion as of March 31, 2021 and December 31, 2020, respectively. Of the $6.3 billion at March 31, 2021, there were commitments of $0.4 million related to borrowers who had loan terms modified in a TDR. Of the $6.1 billion at December 31, 2020, there were commitments of $0.2 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial(2)	2	$397	—	$—
Construction(3)	1	361	—	—
Residential mortgage(4)	1	372	—	—
Consumer(5)	93	1,068	—	—
Total	97	$2,198	—	$—
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	For the three months ended March 31, 2021, the types of modifications for the commercial and industrial loans that subsequently defaulted include temporary deferrals of principal and interest and temporary reduced payments.
(3)	For the three months ended March 31, 2021, the construction loan that subsequently defaulted was modified through temporary deferral of principal and interest.
(4)	For the three months ended March 31, 2021, the residential mortgage loan that subsequently defaulted was modified through temporary interest-only payments.
(5)	For the three months ended March 31, 2021, the types of modifications for the consumers loans that subsequently defaulted include temporary reduced payments, temporary interest-only payments and below-market interest rates.

Foreclosure Proceedings

As of March 31, 2021 and December 31, 2020, there were no residential mortgage loans collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of March 31, 2021 and December 31, 2020, there were no residential real estate properties held from foreclosed residential real estate loans.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $2.0 billion and $2.2 billion as of March 31, 2021 and December 31, 2020, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.5 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$2,013
One to two years	1,615
Two to three years	1,323
Three to four years	1,100
Four to five years	924

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Gross carrying amount	$68,540	$67,856
Less: accumulated amortization	57,671	57,125
Net carrying value	$10,869	$10,731

The following table presents changes in amortized MSRs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$10,731	$12,668
Originations	683	1,291
Amortization	(545)	(1,980)
Balance at end of period	$10,869	$11,979
Fair value of amortized MSRs at beginning of period	$14,029	$20,329
Fair value of amortized MSRs at end of period	$14,921	$17,615

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2021 and 2020.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021				December 31, 2020
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	12.79%	-	27.09%	14.18%	11.86%	-	26.52%	16.90%
Life in years (of the MSR)	1.86	-	6.31	5.17	1.83	-	6.68	4.45
Weighted-average coupon rate	3.41%	-	6.91%	3.79%	3.24%	-	6.98%	3.84%
Discount rate	10.00%	-	10.00%	10.00%	10.00%	-	10.00%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Public deposits	$2,418,838	$2,251,508
Federal Home Loan Bank	2,887,878	2,917,317
Federal Reserve Bank	1,929,876	1,919,744
ACH transactions	111,454	111,347
Interest rate swaps	42,373	56,004
Total	$7,390,419	$7,255,920

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of March 31, 2021 and December 31, 2020. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2021 and December 31, 2020, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
U.S.:
Interest-bearing	$11,159,564	$10,928,712
Noninterest-bearing	7,329,662	6,674,352
Foreign:
Interest-bearing	799,042	776,897
Noninterest-bearing	845,413	847,762
Total deposits	$20,133,681	$19,227,723

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2021:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$232,935	$414,462	$647,397
Over three through six months	146,206	210,672	356,878
Over six through twelve months	372,636	379,245	751,881
One to two years	128,248	82,989	211,237
Two to three years	80,286	16,964	97,250
Three to four years	40,578	4,881	45,459
Four to five years	42,510	21,469	63,979
Thereafter	510	250	760
Total	$1,043,909	$1,130,932	$2,174,841

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.1 billion and $1.3 billion as of March 31, 2021 and December 31, 2020, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.0 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively.

8. Long-Term Borrowings

Long-term borrowings consisted of the following as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Finance lease	$10	$10
FHLB fixed-rate advances(1)	200,000	200,000
Total long-term borrowings	$200,010	$200,010
(1)	Interest is payable monthly.

As of March 31, 2021 and December 31, 2020, the Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of both March 31, 2021 and December 31, 2020, the available remaining borrowing capacity with the FHLB was $2.0 billion. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had an undrawn line of credit of $1.2 billion and $1.1 billion from the FRB, respectively. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of March 31, 2021 and December 31, 2020. See “Note 6. Transfers of Financial Assets” for more information.

As of March 31, 2021 and December 31, 2020, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

As of March 31, 2021, future contractual principal payments and maturities of long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2021	$10
2022	—
2023(1)	100,000
2024(2)	100,000
2025	—
Total	$200,010
(1)	FHLB fixed-rate advance callable on June 3, 2021 with an interest rate of 2.80%.
(2)	FHLB fixed-rate advance callable on July 15, 2021 with an interest rate of 2.65%.

9. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits and net unrealized gains or losses on investment securities.

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Three months ended March 31, 2021
Investment securities:
Unrealized net losses arising during the period	(102,336)	27,297	(75,039)
Net change in investment securities	(102,336)	27,297	(75,039)
Other comprehensive loss	(102,336)	27,297	(75,039)
Accumulated other comprehensive loss at March 31, 2021	$(59,238)	$15,803	$(43,435)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Three months ended March 31, 2020
Pension and other benefits:
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	—	(96)	(96)
Investment securities:
Unrealized net gains arising during the period	49,164	(13,128)	36,036
Reclassification of net gains to net income:
Investment securities gains, net	(85)	23	(62)
Net change in investment securities	49,079	(13,105)	35,974
Other comprehensive income	49,079	(13,201)	35,878
Accumulated other comprehensive income at March 31, 2020	$5,629	$(1,500)	$4,129

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions		Accumulated
	and		Other
	Other	Investment	Comprehensive
(dollars in thousands)	Benefits	Securities	Income (Loss)
Three Months Ended March 31, 2021
Balance at beginning of period	$(31,737)	$63,341	$31,604
Other comprehensive loss	—	(75,039)	(75,039)
Balance at end of period	$(31,737)	$(11,698)	$(43,435)

Three Months Ended March 31, 2020
Balance at beginning of period	$(28,082)	$(3,667)	$(31,749)
Other comprehensive income	(96)	35,974	35,878
Balance at end of period	$(28,178)	$32,307	$4,129

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

The table below sets forth those ratios at March 31, 2021 and December 31, 2020:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,731,573	12.82%	$1,717,126	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,731,573	12.82%	1,717,126	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	1,901,254	14.07%	1,886,793	13.97%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,731,573	7.90%	1,717,126	7.83%	4.00%	5.00%

December 31, 2020:
Common equity tier 1 capital to risk-weighted assets	$1,717,008	12.47%	$1,699,485	12.34%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,717,008	12.47%	1,699,485	12.34%	6.00%	8.00%
Total capital to risk-weighted assets	1,889,958	13.73%	1,872,427	13.60%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,717,008	8.00%	1,699,485	7.92%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2021, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2021, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$22,451	$—	$(1,084)	$22,451	$—	$(1,276)
Derivatives not designated as hedging instruments:
Interest rate swaps	3,000,461	80,126	—	3,002,333	129,888	—
Funding swap	95,799	—	(3,382)	92,647	—	(4,554)
Interest rate caps and floors	148,800	56	(56)	148,800	7	(7)
Foreign exchange contracts	—	—	—	326	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of March 31, 2021, the amount of initial margin cash collateral received by the Company was $1.4 million. As of December 31, 2020, the amount of initial margin cash collateral posted by the Company was $4.8 million. As of March 31, 2021 and December 31, 2020, the variation margin was $80.1 million and $129.9 million, respectively.

As of March 31, 2021, the Company pledged $30.7 million in financial instruments and $11.7 million in cash as collateral for interest rate swaps. As of December 31, 2020, the Company pledged $30.8 million in financial instruments and $25.2 million in cash as collateral for interest rate swaps. As of March 31, 2021 and December 31, 2020, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

As of both March 31, 2021 and December 31, 2020, the Company carried one interest rate swap with a notional amount of $22.5 million. As of March 31, 2021 and December 31, 2020, the interest rate swap was categorized as a fair value hedge for a commercial and industrial loan with a negative fair value of $1.1 million and $1.3 million, respectively. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2021 and 2020:

	Gains (losses) recognized in	Three Months Ended
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2021	2020
Gains (losses) on fair value hedging relationships recognized in interest income(1):
Recognized on interest rate swap	Loans and lease financing	$193	$(955)
Recognized on hedged item	Loans and lease financing	(249)	906

As of March 31, 2021 and December 31, 2020, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$23,920	$24,355	$1,239	$1,487

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Net gains (losses) recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2021	2020
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$—
Funding swap	Other noninterest income	26	6
Foreign exchange contracts	Other noninterest income	—	(52)

As of March 31, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $80.1 million and a negative fair value of nil. The Company received floating rates ranging from 0.11% to 3.82% and paid fixed rates ranging from 2.02% to 5.78%. The swaps mature between June 2021 and June 2040. As of December 31, 2020, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $129.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.15% to 3.16% and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil during both the three months ended March 31, 2021 and 2020.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.5 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

In conjunction with the 2016 sale of Class B restricted shares of common stock issued by Visa, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On June 28, 2018, Visa additionally funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. In July 2018, the Company made a payment of approximately $0.7 million to the buyer as a result of the reduction in the Visa Class B conversion rate. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. In October 2019, the Company made a payment of approximately $0.3 million to the buyer as a result of the reduction in the Visa Class B conversion rate. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $3.4 million and $4.6 million was included in the unaudited interim consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the three months ended March 31, 2021 and 2020.

Credit-Risk Related Contingent Features

Certain of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $14.1 million and $19.8 million at March 31, 2021 and December 31, 2020, respectively, for which we posted $14.1 million and $20.4 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2021 and December 31, 2020, we may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $81.2 million and $93.1 million at March 31, 2021 and December 31, 2020, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $10.8 million and $11.0 million at March 31, 2021 and December 31, 2020, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2021 have maturities ranging from April 2021 to June 2022. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,067,465	$5,934,535
Standby letters of credit	180,909	185,108
Commercial letters of credit	5,014	3,834

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$100,888	$31,832	$(3,562)	$129,158

Service charges on deposit accounts	6,086	223	409	6,718
Credit and debit card fees	—	12,525	1,428	13,953
Other service charges and fees	5,564	475	352	6,391
Trust and investment services income	8,492	—	—	8,492
Other	79	1,496	336	1,911
Not in scope of Topic 606(1)	3,354	1,322	1,727	6,403
Total noninterest income	23,575	16,041	4,252	43,868
Total revenue	$124,463	$47,873	$690	$173,026
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended March 31, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$89,883	$34,414	$14,386	$138,683

Service charges on deposit accounts	8,088	351	511	8,950
Credit and debit card fees	—	12,887	1,599	14,486
Other service charges and fees	4,875	424	516	5,815
Trust and investment services income	9,591	—	—	9,591
Other	185	1,106	188	1,479
Not in scope of Topic 606(1)	3,637	3,028	2,242	8,907
Total noninterest income	26,376	17,796	5,056	49,228
Total revenue	$116,259	$52,210	$19,442	$187,911
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three months ended March 31, 2021 and 2020, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of March 31, 2021 and December 31, 2020, the Company had contract liabilities of $0.8 million and $1.0 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For both the three months ended March 31, 2021 and 2020, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million, due to the passage of time.  There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2021 and December 31, 2020, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2021 and December 31, 2020. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three months ended March 31, 2021 and 2020, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 27,000 and nil antidilutive securities, respectively. For the three months ended March 31, 2021 and 2020, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2021	2020
Numerator:
Net income	$57,693	$38,865

Denominator:
Basic: weighted-average shares outstanding	129,933,104	129,895,706
Add: weighted-average equity-based awards	656,774	455,879
Diluted: weighted-average shares outstanding	130,589,878	130,351,585

Basic earnings per share	$0.44	$0.30
Diluted earnings per share	$0.44	$0.30

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2021 and 2020:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2021	2020	2021	2020
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$—	$264	$189
Interest cost	Other noninterest expense	1,231	1,621	131	164
Expected return on plan assets	Other noninterest expense	(766)	(1,194)	—	—
Prior service credit	Other noninterest expense	—	—	—	(13)
Recognized net actuarial loss (gain)	Other noninterest expense	1,720	1,429	—	(26)
Total net periodic benefit cost		$2,185	$1,856	$395	$314

Leases

The Company recognized operating lease income related to lease payments of $1.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company recognized $1.5 million of lease income related to variable lease payments for both the three months ended March 31, 2021 and 2020.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2021 and December 31, 2020, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. On July 5, 2018, Visa announced a decrease in conversion rate from 1.6483 to 1.6298 effective June 28, 2018. On September 27, 2019, Visa additionally funded its litigation escrow account, thereby further reducing each member bank’s Class B conversion rate to unrestricted Class A common shares. Accordingly, on September 30, 2019, Visa announced a decrease in conversion rate from 1.6298 to 1.6228 effective September 27, 2019. The Visa derivative of $3.4 million and $4.6 million was included in the unaudited interim consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below:

	Fair Value Measurements as of March 31, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$175,724	$—	$175,724
Mortgage-backed securities:
Residential - Government agency(1)	—	133,894	—	133,894
Residential - Government-sponsored enterprises(1)	—	800,920	—	800,920
Commercial - Government agency	—	527,516	—	527,516
Commercial - Government-sponsored enterprises	—	1,134,175	—	1,134,175
Collateralized mortgage obligations:
Government agency	—	1,845,098	—	1,845,098
Government-sponsored enterprises	—	2,075,152	—	2,075,152
Total available-for-sale securities	—	6,692,479	—	6,692,479
Other assets(2)	12,730	80,182	—	92,912
Liabilities
Other liabilities(3)	—	(1,140)	(3,382)	(4,522)
Total	$12,730	$6,771,521	$(3,382)	$6,780,869
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$171,421	$—	$171,421
Mortgage-backed securities:
Residential - Government agency(1)	—	160,462	—	160,462
Residential - Government-sponsored enterprises(1)	—	447,200	—	447,200
Commercial - Government agency	—	599,650	—	599,650
Commercial - Government-sponsored enterprises	—	932,157	—	932,157
Collateralized mortgage obligations:
Government agency	—	1,933,553	—	1,933,553
Government-sponsored enterprises	—	1,826,972	—	1,826,972
Total available-for-sale securities	—	6,071,415	—	6,071,415
Other assets(2)	11,691	129,895	—	141,586
Liabilities
Other liabilities(3)	—	(1,283)	(4,554)	(5,837)
Total	$11,691	$6,200,027	$(4,554)	$6,207,164
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three months ended March 31, 2021 and 2020, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020 are summarized below:

	Visa Derivative
(dollars in thousands)	2021	2020
Three Months Ended March 31,
Balance as of January 1,	$(4,554)	$(4,233)
Total net gains included in other noninterest income	26	6
Settlements	1,146	1,028
Balance as of March 31,	$(3,382)	$(3,199)
Total net gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of March 31,	$26	$6

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,262,810	$278,994	$983,816	$—	$1,262,810
Loans held for sale	9,390	—	9,893	—	9,893
Loans(1)	13,062,141	—	—	13,186,769	13,186,769

Financial liabilities:
Time deposits(2)	$2,174,841	$—	$2,179,865	$—	$2,179,865
Long-term borrowings(3)	200,000	—	211,903	—	211,903

	December 31, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,040,944	$303,373	$737,571	$—	$1,040,944
Loans held for sale	11,579	—	12,018	—	12,018
Loans(1)	13,033,686	—	—	13,255,636	13,255,636

Financial liabilities:
Time deposits(2)	$2,348,298	$—	$2,357,137	$—	$2,357,137
Long-term borrowings(3)	200,000	—	214,167	—	214,167
(1)	Excludes financing leases of $238.1 million at March 31, 2021 and $245.4 million at December 31, 2020.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $18.0 billion as of March 31, 2021 and $16.9 billion as of December 31, 2020.
(3)	Excludes capital lease obligations of $10 thousand as of both March 31, 2021 and December 31, 2020.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of March 31, 2021 and December 31, 2020, the Company had $6.3 billion and $6.1 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $45.5 million and $42.3 million at March 31, 2021 and December 31, 2020, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

Collateral-dependent loans

Collateral-dependent loans are those for which repayment is expected to be provided substantially through the operation or sale of the collateral. These loans are measured at fair value on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral are primarily based on real estate appraisal reports prepared by third-party appraisers less estimated selling costs. The Company measures the estimated credit losses on collateral-dependent loans by performing a lower-of-cost-or-fair-value analysis. If the estimated credit losses are determined by the value of the collateral, the net carrying amount is adjusted to fair value on a nonrecurring basis as Level 3 by recognizing an ACL.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2021
Collateral-dependent loans	$—	$—	$—
December 31, 2020
Collateral-dependent loans	$—	$—	$1,840

Total expected credit losses recognized on collateral-dependent loans were nil and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(3,382)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$1,840	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(4,554)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%
(1)	The fair value of these assets is determined based on appraised values of the collateral or broker opinions, the range of which is not meaningful to disclose.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(3)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(4)	The growth rate of 13% was based on the arithmetic average of analyst price targets.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 54 banking locations throughout the State of Hawaii, Guam, and Saipan.

Commercial Banking

Commercial Banking offers products that include corporate banking, commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards. Commercial lending and deposit products are offered primarily to middle-market and large companies locally, nationally, and internationally.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2021
Net interest income (expense)	$100,888	$31,832	$(3,562)	$129,158
Benefit (Provision) for credit losses	1,470	2,030	(3,500)	—
Net interest income (loss) after provision for credit losses	102,358	33,862	(7,062)	129,158

Noninterest income	23,575	16,041	4,252	43,868
Noninterest expense	(63,794)	(21,573)	(10,939)	(96,306)
Income (loss) before (provision) benefit for income taxes	62,139	28,330	(13,749)	76,720

(Provision) benefit for income taxes	(15,502)	(6,968)	3,443	(19,027)
Net income (loss)	$46,637	$21,362	$(10,306)	$57,693

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2020
Net interest income	$89,883	$34,414	$14,386	$138,683
Provision for credit losses	(20,065)	(20,784)	(351)	(41,200)
Net interest income after provision for credit losses	69,818	13,630	14,035	97,483

Noninterest income	26,376	17,796	5,056	49,228
Noninterest expense	(61,644)	(21,505)	(13,317)	(96,466)
Income before provision for income taxes	34,550	9,921	5,774	50,245

Provision for income taxes	(7,523)	(2,645)	(1,212)	(11,380)
Net income	$27,027	$7,276	$4,562	$38,865

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

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Hawaii Economy

Hawaii’s economy continues to be significantly impacted by COVID-19 and the responses to it. For an economy that is heavily dependent on tourism, the combination of various response measures to the COVID-19 pandemic – including the stay-at-home orders for local residents and the mandatory self-quarantine for visitors resulted in an unprecedented increase in Hawaii unemployment. The statewide seasonally adjusted unemployment rate was 9.0% in March 2021 compared to 2.6% in March 2020, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally adjusted unemployment rate was 6.0% in March 2021 compared to 4.4% in March 2020. Visitor arrivals and average daily visitor spending for the first three months of 2021 decreased by 60.1% and 18.2%, respectively, compared to the same period in 2020, according to the Hawaii Tourism Authority. While we may continue to see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry continues to reopen in 2021 and the COVID-19 vaccine becomes more widely administered, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control.

The volume of home sales on Oahu has increased year-over-year. For the three months ended March 31, 2021, the volume of single-family home sales increased by 11.9%, while condominium sales increased by 32.5% compared to the same period in 2020, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $915,000 and $455,000, respectively, or an increase of 17.3% and 5.8%, respectively, for the three months ended March 31, 2021 as compared to the same period in 2020. As of March 31, 2021, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 1.3 and 2.9 months, respectively. Lastly, state general excise and use tax revenues decreased by 18.3% for the first three months of 2021 as compared to the same period in 2020, according to the Hawaii Department of Business, Economic Development & Tourism.

Legislative and Regulatory Developments

Actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to partially mitigate the economic effects of COVID-19 and related containment measures will also have an impact on our financial position and results of operations. These actions are further discussed below.

The Federal Reserve has instituted a number of other measures, to mitigate the lasting impact from the COVID-19 pandemic, including the following:

●	establishing a temporary repurchase agreement facility for foreign and international monetary authorities;

●	committing to quantitative easing through large-scale asset-purchase programs;

●	lowering the rate charged on its discount window and extending the length of the loans offered;

●	increasing the frequency of engagement with currency swap lines with foreign central banks;

●	expanding the collateral accepted by its Term Asset-Backed Securities Loan Facility; and

●	introducing a number of additional facilities designed to enhance support for small and mid-sized businesses.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID-19, such as:

●	The CARES Act, enacted on March 27, 2020, established, among other COVID relief programs, a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses.
●	The Consolidated Appropriations Act – 2021 (the “CAA”) extended the term of a number of initiatives under the CARES Act. One such example was the extension of the Small Business Administration’s (“SBA”) authority to make commitments under the PPP to March 31, 2021 or until the additional PPP funds were exhausted. The PPP Extension Act of 2021 later extended the covered period of the PPP to June 30, 2021.
●	The American Rescue Plan Act of 2021 (“American Rescue Plan”), enacted on March 11, 2021, builds upon the measures established in the CARES Act and the CAA. Through this legislation, unemployment benefits were extended to September 6, 2021, eligible individuals received direct stimulus payments of up to $1,400, an additional $7 billion was added to the PPP, while expanding eligibility to include non-profit organizations previously excluded from the program, and funds were allocated for COVID-19 vaccines, testing and contact tracing.

We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

The State of Hawaii received at least $1.25 billion in federal aid from the CARES Act. We expect that the majority of this federal aid will be used to help fund state and county government response efforts to COVID-19. Additional federal funding is expected to provide for unemployment assistance, direct cash payments to Hawaii residents and funding to support local schools and colleges. The CAA provided an additional $1.7 billion in new federal funding, while extending the ability of the State of Hawaii and its local governments to use its previously received federal aid until December 31, 2021. The American Rescue Plan also provides an additional $2.2 billion of federal funding to the State of Hawaii.

Impact to our Operations

We saw a significant decrease in customer traffic in our branches in the past year. As a result, we strategically closed 26 of our branch locations on a temporary basis and closed four of them permanently in November 2020. As of March 2021, we reopened 19 of the temporarily closed branch locations in connection with the reopening of local businesses. The temporary (or in certain cases, permanent) closures of bank branches and the safety precautions implemented at reopened branches could result in consumers becoming more comfortable with technology and seeing less need for face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. We continue to provide service to all customers and operate our businesses on all islands of Hawaii, Guam and Saipan. Additionally, as part of our contingency plans, we have established a redundant operations center for our administrative operations. Many of our employees are working remotely and for those employees who are deemed essential and unable to work from home, we continue to emphasize the importance of practicing social distancing and good hygiene practices in the workplace.

Impact on our Financial Position and Results of Operations

Due to the widespread impact that COVID-19 is having on Hawaii’s economy, we expect that adverse economic conditions will continue. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout the State of Hawaii and nationally. This decrease in commercial activity has caused and may continue to cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. As Hawaii’s economy continues to reopen, we expect that local consumption of goods and services will improve. Additionally, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, in the United States and, in particular, in Hawaii, visitor receptiveness to Hawaii’s new pre-travel COVID-19 testing requirements, an extended period in which there is no subsequent “wave” of infections and the availability of a vaccine, treatment or testing, and tracking and tracing capabilities.

During this time of uncertainty, we remain committed to servicing our customers. The economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. For example, certain industries may take longer to recover (particularly those that rely on travel or in-person foot traffic) as consumers may be hesitant to travel or return to full social interaction. We lend to customers operating in such industries including tourism, hotels/lodging, restaurants, entertainment and commercial real estate, among others. We will continue to closely monitor the impact that COVID-19 and the recession in Hawaii has on our customers and will adjust the means by which we assist our customers during this period of financial hardship. We are working with our customers impacted by COVID-19 by offering payment deferrals and forbearance on certain loan products.

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

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of March 31, 2021, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.82%, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as borrowings and repurchase agreements, and to assess longer-term funding sources. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity” and “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$134,576	$158,532
Interest expense	5,418	19,849
Net interest income	129,158	138,683
Provision for credit losses	—	41,200
Net interest income after provision for credit losses	129,158	97,483
Noninterest income	43,868	49,228
Noninterest expense	96,306	96,466
Income before provision for income taxes	76,720	50,245
Provision for income taxes	19,027	11,380
Net income	$57,693	$38,865
Basic earnings per share	$0.44	$0.30
Diluted earnings per share	$0.44	$0.30
Basic weighted-average outstanding shares	129,933,104	129,895,706
Diluted weighted-average outstanding shares	130,589,878	130,351,585
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	59.09%	86.67%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$129,158	$138,683
Core noninterest income	43,868	49,143
Core noninterest expense	96,306	96,466
Core net income	57,693	38,803
Core basic earnings per share	0.44	0.30
Core diluted earnings per share	0.44	0.30
Other Financial Information / Performance Ratios(2):
Net interest margin	2.55%	3.12%
Core net interest margin (non-GAAP)(1),(3)	2.55%	3.12%
Efficiency ratio	55.53%	51.33%
Core efficiency ratio (non-GAAP)(1),(4)	55.53%	51.35%
Return on average total assets	1.02%	0.77%
Core return on average total assets (non-GAAP)(1),(5)	1.02%	0.77%
Return on average tangible assets (non-GAAP)(11)	1.07%	0.81%
Core return on average tangible assets (non-GAAP)(1),(6)	1.07%	0.81%
Return on average total stockholders' equity	8.58%	5.87%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	8.58%	5.87%
Return on average tangible stockholders' equity (non-GAAP)(11)	13.51%	9.39%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	13.51%	9.37%
Noninterest expense to average assets	1.70%	1.91%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.70%	1.91%
		(continued)

(continued)	March 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$1,262,810	$1,040,944
Investment securities	6,692,479	6,071,415
Loans and leases	13,300,289	13,279,097
Allowance for credit losses for loans and leases	200,366	208,454
Goodwill	995,492	995,492
Total assets	23,497,596	22,662,831
Total deposits	20,133,681	19,227,723
Long-term borrowings	200,010	200,010
Total liabilities	20,813,966	19,918,727
Total stockholders' equity	2,683,630	2,744,104
Book value per share	$20.68	$21.12
Tangible book value per share (non-GAAP)(11)	$13.01	$13.46

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.07%	0.07%
Allowance for credit losses for loans and leases / total loans and leases	1.51%	1.57%
Net charge-offs / average total loans and leases(10)	0.14%	0.23%

	March 31,	December 31,
Capital Ratios:	2021	2020
Common Equity Tier 1 Capital Ratio	12.82%	12.47%
Tier 1 Capital Ratio	12.82%	12.47%
Total Capital Ratio	14.07%	13.73%
Tier 1 Leverage Ratio	7.90%	8.00%
Total stockholders' equity to total assets	11.42%	12.11%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	7.50%	8.07%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Net interest income	$129,158	$138,683
Core net interest income (non-GAAP)	$129,158	$138,683

Noninterest income	$43,868	$49,228
Gains on sale of securities	—	(85)
Core noninterest income (non-GAAP)	$43,868	$49,143

Noninterest expense	$96,306	$96,466
Core noninterest expense (non-GAAP)	$96,306	$96,466

Net income	$57,693	$38,865
Gains on sale of securities	—	(85)
Tax adjustments(a)	—	23
Total core adjustments	—	(62)
Core net income (non-GAAP)	$57,693	$38,803

Basic earnings per share	$0.44	$0.30
Diluted earnings per share	$0.44	$0.30
Efficiency ratio	55.53%	51.33%

Core basic earnings per share (non-GAAP)	$0.44	$0.30
Core diluted earnings per share (non-GAAP)	$0.44	$0.30
Core efficiency ratio (non-GAAP)	55.53%	51.35%
(a)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three months ended March 31, 2021 and 2020.

(3)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10)	Net charge-offs / average total loans and leases is annualized for the three months ended March 31, 2021.

(11)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 3
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Noninterest expense	$96,306	$96,466
Core noninterest expense	$96,306	$96,466

Net income	$57,693	$38,865
Core net income	$57,693	$38,803

Average total stockholders' equity	$2,727,701	$2,660,811
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,732,209	$1,665,319

Average total assets	$22,944,699	$20,313,304
Less: average goodwill	995,492	995,492
Average tangible assets	$21,949,207	$19,317,812

Return on average total stockholders' equity(a)	8.58%	5.87%
Core return on average total stockholders' equity (non-GAAP)(a)	8.58%	5.87%
Return on average tangible stockholders' equity (non-GAAP)(a)	13.51%	9.39%
Core return on average tangible stockholders' equity (non-GAAP)(a)	13.51%	9.37%

Return on average total assets(a)	1.02%	0.77%
Core return on average total assets (non-GAAP)(a)	1.02%	0.77%
Return on average tangible assets (non-GAAP)(a)	1.07%	0.81%
Core return on average tangible assets (non-GAAP)(a)	1.07%	0.81%

Noninterest expense to average assets(a)	1.70%	1.91%
Core noninterest expense to average assets (non-GAAP)(a)	1.70%	1.91%

(continued)

	As of	As of
(continued)	March 31,	December 31,
(dollars in thousands, except share amount and per share data)	2021	2020
Balance Sheet Data:
Total stockholders' equity	$2,683,630	$2,744,104
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,688,138	$1,748,612

Total assets	$23,497,596	$22,662,831
Less: goodwill	995,492	995,492
Tangible assets	$22,502,104	$21,667,339

Shares outstanding	129,749,890	129,912,272

Total stockholders' equity to total assets	11.42%	12.11%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.50%	8.07%

Book value per share	$20.68	$21.12
Tangible book value per share (non-GAAP)	$13.01	$13.46
(a)	Annualized for the three months ended March 31, 2021 and 2020.

Financial Highlights

Net income was $57.7 million for the three months ended March 31, 2021, an increase of $18.8 million or 48% as compared to the same period in 2020. Basic and diluted earnings per share were $0.44 per share for the three months ended March 31, 2021, an increase of $0.14 per share or 47% as compared to the same period in 2020. The increase in net income was primarily due to a $41.2 million decrease in the provision for credit losses (the “Provision”) and a $0.2 million decrease in noninterest expense, partially offset by a $9.5 million decrease in net interest income, a $7.6 million increase in the provision for income taxes and a $5.4 million decrease in noninterest income for the three months ended March 31, 2021.

Our return on average total assets was 1.02% for the three months ended March 31, 2021, an increase of 25 basis points from the same period in 2020, and our return on average total stockholders’ equity was 8.58% for the three months ended March 31, 2021, an increase of 271 basis points from the same period in 2020. Our return on average tangible assets was 1.07% for the three months ended March 31, 2021, an increase of 26 basis points from the same period in 2020, and our return on average tangible stockholders’ equity was 13.51% for the three months ended March 31, 2021, up from 9.39% for the same period in 2020. Our efficiency ratio was 55.53% for the three months ended March 31, 2021 compared to 51.33% for the same period in 2020.

Our results for the three months ended March 31, 2021 were highlighted by the following:

●	Net interest income was $129.2 million for the three months ended March 31, 2021, a decrease of $9.5 million or 7% as compared to the same period in 2020. Our net interest margin was 2.55% for the three months ended March 31, 2021, a decrease of 57 basis points as compared to the same period in 2020. The decrease in net interest income was primarily due to lower yields in most loan categories and in our investment securities portfolio, partially offset by lower deposit funding costs and an increase in the average balances of our investment securities portfolio.

●	The Provision was nil for the three months ended March 31, 2021, a decrease of $41.2 million as compared to the same period in 2020. The Provision for the three months ended March 31, 2020 stemmed from higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. In comparison, recording nil for the Provision for the three months ended March 31, 2021 stemmed from a decrease in the expected credit losses in the commercial real estate portfolio. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and off-balance sheet credit exposures as of the balance sheet date.

●	Noninterest income was $43.9 million for the three months ended March 31, 2021, a decrease of $5.4 million or 11% as compared to the same period in 2020. The decrease was primarily due to a $2.2 million decrease in service charges on deposit accounts, a $2.0 million decrease in other noninterest income, a $1.1 million decrease in trust and investment services income, a $0.4 million decrease in credit and debit card fees and a $0.1 million decrease in the gains from the sale of available-for-sale investment securities, partially offset by a $0.3 million increase in other service charges and fees and a $0.1 million increase in bank-owned life insurance (“BOLI”) income.

●	Noninterest expense was $96.3 million for the three months ended March 31, 2021, a decrease of $0.2 million as compared to the same period in 2020. The decrease in noninterest expense was primarily due to a $2.2 million decrease in card rewards program expense, a $0.9 million decrease in salaries and employee benefits expense, a $0.2 million decrease in advertising and marketing expense and a $0.1 million decrease in occupancy expense, partially offset by a $1.2 million increase in other noninterest expense, a $1.1 million increase in contracted services and professional fees, a $0.8 million increase in equipment expense and a $0.1 million increase in regulatory assessment and fees.

Hawaii’s economy continues to be significantly impacted by COVID-19 and the responses to it. For an economy that is heavily dependent on tourism, the combination of various response measures to the COVID 19 pandemic – including the stay-at-home orders for local residents and the mandatory self-quarantine for visitors resulted in an unprecedented increase in Hawaii unemployment. While we may continue to see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry continues to reopen in 2021 and the COVID-19 vaccine becomes more widely administered, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control. We continued to maintain high levels of liquidity and remained well-capitalized as of March 31, 2021.

●	Total loans and leases were $13.3 billion as of March 31, 2021, an increase of $21.2 million from December 31, 2020. The increase was primarily due to an increase in PPP loans, partially offset by decreases in our Shared National Credits, dealer flooring portfolios, indirect automobile loans and other unsecured consumer loans.

●	The ACL was $200.4 million as of March 31, 2021, a decrease of $8.1 million or 4% from December 31, 2020. This decrease was primarily due to the aforementioned lower expected credit losses in the commercial real estate portfolio. The ratio of our ACL to total loans and leases outstanding was 1.51% as of March 31, 2021, a decrease of six basis points compared to December 31, 2020.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total fair value of our investment securities portfolio was $6.7 billion as of March 31, 2021, an increase of $621.1 million or 10% from December 31, 2020. The increase was primarily due to purchases in this portfolio as we invested excess liquidity into securities.

●	Total deposits were $20.1 billion as of March 31, 2021, an increase of $906.0 million or 5% from December 31, 2020. The increase in total deposits was primarily due to a $653.0 million increase in demand deposit balances, a $305.4 million increase in money market deposit balances and a $121.1 million increase in savings deposit balances, partially offset by a $173.5 million decrease in time deposit balances.

●	Total stockholders’ equity was $2.7 billion as of March 31, 2021, a decrease of $60.5 million or 2% from December 31, 2020. The decrease in stockholders’ equity was primarily due to a net unrealized loss in the fair value of our investment securities net of tax of $75.0 million, dividends declared and paid to the Company’s stockholders of $33.8 million and share repurchases of $9.5 million, partially offset by earnings for the period of $57.7 million.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2021 and 2020, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$938.7	$0.2	0.10%	$516.8	$1.6	1.25%
Available-for-Sale Investment Securities
Taxable	5,949.9	22.1	1.49	4,033.2	21.2	2.10
Non-Taxable	278.0	1.3	1.80	—	—	—
Total Available-for-Sale Investment Securities	6,227.9	23.4	1.50	4,033.2	21.2	2.10
Loans Held for Sale	9.2	0.1	2.46	15.8	0.1	1.70
Loans and Leases (1)
Commercial and industrial	3,026.7	20.4	2.74	2,776.2	24.6	3.56
Commercial real estate	3,385.2	24.9	2.98	3,433.2	34.6	4.05
Construction	746.8	5.8	3.16	538.5	5.7	4.27
Residential:
Residential mortgage	3,696.1	34.7	3.76	3,721.2	37.7	4.05
Home equity line	822.0	5.7	2.80	887.4	7.7	3.50
Consumer	1,323.7	17.7	5.43	1,611.7	23.0	5.75
Lease financing	241.8	1.8	3.02	223.2	1.6	2.85
Total Loans and Leases	13,242.3	111.0	3.39	13,191.4	134.9	4.11
Other Earning Assets	58.0	0.3	1.79	57.0	0.7	5.30
Total Earning Assets (2)	20,476.1	135.0	2.66	17,814.2	158.5	3.57
Cash and Due from Banks	294.0			327.4
Other Assets	2,174.6			2,171.7
Total Assets	$22,944.7			$20,313.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,975.1	$0.6	0.04%	$5,090.4	$3.3	0.26%
Money Market	3,530.0	0.4	0.05	3,064.8	4.6	0.61
Time	2,288.5	3.0	0.53	2,534.7	7.7	1.23
Total Interest-Bearing Deposits	11,793.6	4.0	0.14	10,689.9	15.6	0.59
Short-Term Borrowings	—	—	—	401.7	2.8	2.88
Long-Term Borrowings	200.0	1.4	2.76	200.0	1.4	2.77
Total Interest-Bearing Liabilities	11,993.6	5.4	0.18	11,291.6	19.8	0.71
Net Interest Income		$129.6			$138.7
Interest Rate Spread			2.48%			2.86%
Net Interest Margin			2.55%			3.12%
Noninterest-Bearing Demand Deposits	7,709.5			5,853.4
Other Liabilities	513.9			507.5
Stockholders' Equity	2,727.7			2,660.8
Total Liabilities and Stockholders' Equity	$22,944.7			$20,313.3
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.4 million and nil for the three months ended March 31, 2021 and 2020, respectively.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended March 31, 2021
	Compared to March 31, 2020
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.7	$(2.1)	$(1.4)
Available-for-Sale Investment Securities
Taxable	8.2	(7.3)	0.9
Non-Taxable	1.3	—	1.3
Total Available-for-Sale Investment Securities	9.5	(7.3)	2.2
Loans and Leases
Commercial and industrial	2.0	(6.2)	(4.2)
Commercial real estate	(0.5)	(9.2)	(9.7)
Construction	1.8	(1.7)	0.1
Residential:
Residential mortgage	(0.3)	(2.7)	(3.0)
Home equity line	(0.5)	(1.5)	(2.0)
Consumer	(4.0)	(1.3)	(5.3)
Lease financing	0.1	0.1	0.2
Total Loans and Leases	(1.4)	(22.5)	(23.9)
Other Earning Assets	0.1	(0.5)	(0.4)
Total Change in Interest Income	8.9	(32.4)	(23.5)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.5	(3.2)	(2.7)
Money Market	0.6	(4.8)	(4.2)
Time	(0.7)	(4.0)	(4.7)
Total Interest-Bearing Deposits	0.4	(12.0)	(11.6)
Short-term Borrowings	(1.4)	(1.4)	(2.8)
Total Change in Interest Expense	(1.0)	(13.4)	(14.4)
Change in Net Interest Income	$9.9	$(19.0)	$(9.1)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $129.6 million for the three months ended March 31, 2021, a decrease of $9.1 million or 7% compared to the same period in 2020. Our net interest margin was 2.55% for the three months ended March 31, 2021, a decrease of 57 basis points from the same period in 2020. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in most loan categories and lower yields in our investment securities portfolio, partially offset by lower deposit funding costs and higher average balances in our investment securities portfolio during the three months ended March 31, 2021. Yields on our loans and leases were 3.39% for the three months ended March 31, 2021, a decrease of 72 basis points as compared to the same period in 2020. We experienced a decrease in our yields from total loans primarily due to decreases in adjustable rate commercial and industrial and commercial real estate loans, which are typically based on the LIBOR. Decreases in the yield on commercial and industrial loans also stemmed from our participation in the PPP, as these loans have a fixed interest rate of one percent per annum. For the three months ended March 31, 2021, the average balance of our investment securities portfolio increased $2.2 billion or 54% to $6.2 billion. The yield in our investment securities portfolio was 1.50% for the three months ended March 31, 2021, a decrease of 60 basis points from the same period in 2020. Deposit funding costs were $4.0 million for the three months ended March 31, 2021, a decrease of $11.6 million or 74% compared to the same period in 2020. Rates paid on our interest-bearing deposits were 14 basis points for the three months ended March 31, 2021, a decrease of 45 basis points compared to the same period in 2020.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2020 at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the first quarter at 3.25%, where it remained as at the end of the first quarter of 2021. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At March 31, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.11% and 0.19%, respectively, while at March 31, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.14% and 0.24%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2020 at 1.50% to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to end the first quarter at 0.00% to 0.25%, where it remained as at the end of the first quarter of 2021. In March 2021, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels through 2022. The decrease in the target range for the federal funds rate in 2020 was largely an emergency measure by the Federal Reserve aimed at mitigating the economic impact of COVID-19.

Provision for Credit Losses

The Provision was nil for the three months ended March 31, 2021, which represented a decrease of $41.2 million compared to the same period in 2020. The decrease in the Provision was primarily due to an adjustment during the three months ended March 31, 2020, which stemmed from higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. In comparison, recording nil for the Provision for the three months ended March 31, 2021 stemmed from a decrease in the expected credit losses in the commercial real estate portfolio. We recorded net charge-offs of loans and leases of $4.6 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. This represented charge-offs of 0.14% and 0.19% of average loans and leases, on an annualized basis, for the three months ended March 31, 2021 and 2020, respectively. The ACL was $200.4 million as of March 31, 2021, a decrease of $8.1 million or 4% from December 31, 2020 and represented 1.51% of total outstanding loans and leases as of March 31, 2021 compared to 1.57% of total outstanding loans and leases as of December 31, 2020. The reserve for unfunded commitments was $34.1 million as of March 31, 2021, compared to $30.6 million as of December 31, 2020. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 6 presents the major components of noninterest income for the three months ended March 31, 2021 and 2020:

Noninterest Income				Table 6
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Service charges on deposit accounts	$6,718	$8,950	$(2,232)	(25)%
Credit and debit card fees	14,551	14,949	(398)	(3)
Other service charges and fees	8,846	8,539	307	4
Trust and investment services income	8,492	9,591	(1,099)	(11)
Bank-owned life insurance	2,389	2,260	129	6
Investment securities gains, net	—	85	(85)	n/m
Other	2,872	4,854	(1,982)	(41)
Total noninterest income	$43,868	$49,228	$(5,360)	(11)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended March 31, 2021 to the same period in 2020.

Total noninterest income was $43.9 million for the three months ended March 31, 2021, a decrease of $5.4 million or 11% as compared to the same period in 2020.

Service charges on deposit accounts were $6.7 million for the three months ended March 31, 2021, a decrease of $2.2 million or 25% as compared to the same period in 2020. This decrease was primarily due to a $1.4 million decrease in overdraft and checking account fees, a $0.4 million decrease in account analysis service charges and a $0.3 million decrease in checking account service fees.

Credit and debit card fees were $14.6 million for the three months ended March 31, 2021, a decrease of $0.4 million or 3% as compared to the same period in 2020.

Other service charges and fees were $8.8 million for the three months ended March 31, 2021, an increase of $0.3 million or 4% as compared to the same period in 2020.

Trust and investment services income was $8.5 million for the three months ended March 31, 2021, a decrease of $1.1 million or 11% as compared to the same period in 2020. This decrease was due to a $0.7 million decrease in business cash management fees, a $0.2 million decrease in tax services fees and a $0.2 million decrease in trust service fees.

BOLI income was $2.4 million for the three months ended March 31, 2021, an increase of $0.1 million or 6% as compared to the same period in 2020.

Net gains on the sale of investment securities were nil for the three months ended March 31, 2021, a decrease of $0.1 million as compared to the same period in 2020.

Other noninterest income was $2.9 million for the three months ended March 31, 2021, a decrease of $2.0 million or 41% as compared to the same period in 2020. This decrease was primarily due to a $1.4 million decrease in customer-related interest rate swap fees and a $1.1 million decrease in market value adjustments on mutual funds purchased, partially offset by a $0.7 million increase in volume-based incentives.

Noninterest Expense

Table 7 presents the major components of noninterest expense for the three months ended March 31, 2021 and 2020:

Noninterest Expense				Table 7
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$43,936	$44,829	$(893)	(2)%
Contracted services and professional fees	17,188	16,055	1,133	7
Occupancy	7,170	7,243	(73)	(1)
Equipment	5,491	4,708	783	17
Regulatory assessment and fees	2,034	1,946	88	5
Advertising and marketing	1,591	1,823	(232)	(13)
Card rewards program	4,835	7,015	(2,180)	(31)
Other	14,061	12,847	1,214	9
Total noninterest expense	$96,306	$96,466	$(160)	—%

Total noninterest expense was $96.3 million for the three months ended March 31, 2021, a decrease of $0.2 million as compared to the same period in 2020.

Salaries and employee benefits expense was $43.9 million for the three months ended March 31, 2021, a decrease of $0.9 million or 2% as compared to the same period in 2020. This was primarily due to a $4.3 million increase in payroll and benefit costs being deferred as loan origination costs and a $0.4 million decrease in incentive compensation. This was partially offset by a $1.4 million increase in other compensation, a $1.0 million increase in base salaries and related payroll taxes, a $0.7 million increase in temporary help expenses and a $0.4 million increase in retirement plan expenses.

Contracted services and professional fees were $17.2 million for the three months ended March 31, 2021, an increase of $1.1 million or 7% as compared to the same period in 2020. This increase was primarily due to a $1.0 million increase in outside services, primarily attributable to marketing and new customer services, and a $0.3 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements.

Occupancy expense was $7.2 million for three months ended March 31, 2021, a decrease of $0.1 million or 1% as compared to the same period in 2020.

Equipment expense was $5.5 million for the three months ended March 31, 2021, an increase of $0.8 million or 17% as compared to the same period in 2020. This increase was primarily due to a $0.6 million increase in technology-related license and maintenance fees and a $0.3 million increase in furniture and equipment depreciation expense.

Regulatory assessment and fees were $2.0 million for the three months ended March 31, 2021, an increase of $0.1 million or 5% as compared to the same period in 2020.

Advertising and marketing expense was $1.6 million for the three months ended March 31, 2021, a decrease of $0.2 million or 13% as compared to the same period in 2020.

Card rewards program expense was $4.8 million for the three months ended March 31, 2021, a decrease of $2.2 million or 31% as compared to the same period in 2020. This decrease was primarily due to a $1.8 million decrease in priority rewards card redemptions and a $0.3 million decrease in credit card cash reward redemptions, as a result of decreased activity due to COVID-19 and its impact on our customers.

Other noninterest expense was $14.1 million for the three months ended March 31, 2021, an increase of $1.2 million or 9% as compared to the same period in 2020. This increase was primarily due to a $1.1 million increase in software depreciation, partially offset by a $0.3 million decrease in pension-related expenses.

Provision for Income Taxes

The provision for income taxes was $19.0 million (an effective tax rate of 24.80%) for the three months ended March 31, 2021, compared with the provision for income taxes of $11.4 million (an effective tax rate of 22.65%) for the same period in 2020. The increase in the effective tax rate was primarily from the recognition of a tax benefit for the period ended March 31, 2020, due to a state tax settlement with BNP Paribas USA, Inc. related to periods during which the Company was included in the state combined returns of BNP Paribas USA, Inc. A similar tax benefit was not recognized during the three months ended March 31, 2021.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 8 summarizes net income from our business segments for the three months ended March 31, 2021 and 2020. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income		Table 8
	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Retail Banking	$46,637	$27,027
Commercial Banking	21,362	7,276
Treasury and Other	(10,306)	4,562
Total	$57,693	$38,865

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

Net income for the Retail Banking segment was $46.6 million for the three months ended March 31, 2021, an increase of $19.6 million or 73% as compared to the same period in 2020. The increase in net income for the Retail Banking segment was primarily due to a $21.5 million decrease in the Provision and a $11.0 million increase in net interest income, partially offset by a $8.0 million increase in the provision for income taxes, a $2.8 million decrease in noninterest income and a $2.2 million increase in noninterest expense. The decrease in the Provision was primarily due to the adjustment during the three months ended March 31, 2020 stemming from higher expected credit losses as a result of COVID-19 and the expected impact that it would have on our customers. The increase in net interest income was primarily due to an increase in loan fees and lower transfer pricing charges as a result of lower average yields in our loan portfolio. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in noninterest income was primarily due to decreases in overdraft and checking account fees and trust and investment services income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment, partially offset by a decrease in salaries and benefits expense.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $21.4 million for the three months ended March 31, 2021, an increase of $14.1 million as compared to the same period in 2020. The increase in net income for the Commercial Banking segment was primarily due to a $22.8 million decrease in the Provision, partially offset by a $4.3 million increase in the provision for income taxes, a $2.6 million decrease in net interest income and a $1.8 million decrease in noninterest income. The decrease in the Provision was primarily due to the adjustment related to COVID-19 in 2020 and the expected impact that it would have on our customers. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in net interest income was primarily due to a decrease in credit card loan income. The decrease in noninterest income was primarily due to a decrease in customer-related interest rate swap fees.

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

Net loss for the Treasury and Other segment was $10.3 million for the three months ended March 31, 2021, an increase in loss of $14.9 million as compared to the same period in 2020. The increase in the net loss was primarily due to a $17.9 million increase in net interest expense and a $3.1 million increase in the Provision, partially offset by a $4.7 million increase in the benefit for income taxes and a $2.4 million decrease in noninterest expense. The increase in net interest expense was primarily due to lower earnings credits as a result of lower average yields in our loan portfolio, partially offset by a decrease in transfer pricing charges as a result of lower yields on our deposit portfolio. The increase in the Provision was primarily due to the increase in the reserve for unfunded commitments. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Treasury and Other segment, partially offset by increases in salaries and employee benefits expense, software depreciation, contracted services and professional fees, equipment expense, supplies and pension-related expenses.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of March 31, 2021 and December 31, 2020, cash and cash equivalents were $1.3 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $6.7 billion and $6.1 billion as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. As of March 31, 2021, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 5.4 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of March 31, 2021, we have borrowing capacity of $2.0 billion from the FHLB and $1.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.0 billion and $17.9 billion as of March 31, 2021 and December 31, 2020, which represented 94% and 93%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and capital to be returned to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, taking out short- and long-term borrowings and issuing long-term debt and equity securities. At the start of the pandemic, we increased our liquidity position through additional public time deposits in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs. While our public time deposits have since decreased from the fourth quarter of 2020, we have continued to maintain strong levels of liquidity as of March 31, 2021.

Investment Securities

Table 9 presents the estimated fair value of our available-for-sale investment securities portfolio as of March 31, 2021 and December 31, 2020:

Investment Securities		Table 9
	March 31,	December 31,
(dollars in thousands)	2021	2020
U.S. Treasury and government agency debt securities	$175,724	$171,421
Mortgage-backed securities:
Residential - Government agency	133,894	160,462
Residential - Government-sponsored enterprises	800,920	447,200
Commercial - Government agency	527,516	599,650
Commercial - Government-sponsored enterprises	1,134,175	932,157
Collateralized mortgage obligations:
Government agency	1,845,098	1,933,553
Government-sponsored enterprises	2,075,152	1,826,972
Total available-for-sale securities	$6,692,479	$6,071,415

Table 10 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of March 31, 2021:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2021
Available-for-sale securities
U.S. Treasury and government agency debt securities	$—	—%	$41.5	0.84%	$84.0	1.03%	$52.2	1.66%	$177.7	1.17%	$175.7
Mortgage-backed securities(2):
Residential - Government agency	—	—	129.9	2.34	—	—	—	—	129.9	2.34	133.9
Residential - Government-sponsored enterprises	—	—	288.1	2.36	509.3	1.28	—	—	797.4	1.68	800.9
Commercial - Government agency	—	—	444.6	2.11	78.7	1.76	—	—	523.3	2.06	527.5
Commercial - Government-sponsored enterprises	—	—	68.3	1.96	632.9	1.48	478.8	1.67	1,180.0	1.58	1,134.2
Collateralized mortgage obligations(2):
Government agency	35.0	1.87	1,407.4	1.71	375.8	1.18	—	—	1,818.2	1.60	1,845.1
Government-sponsored enterprises	49.7	2.07	1,102.7	1.29	929.5	1.37	—	—	2,081.9	1.34	2,075.2
Total available-for-sale securities as of March 31, 2021	$84.7	1.99%	$3,482.5	1.70%	$2,610.2	1.35%	$531.0	1.67%	$6,708.4	1.57%	$6,692.5
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $6.7 billion as of March 31, 2021, an increase of $621.1 million or 10% compared to December 31, 2020. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision.

As of March 31, 2021, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $3.9 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $2.6 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities and $175.7 million in debt securities issued by the U.S Treasury and government agencies (US International Development Finance Corporation bonds).

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

Gross unrealized gains in our investment securities portfolio were $70.5 million and $97.1 million as of March 31, 2021 and December 31, 2020, respectively. Gross unrealized losses in our investment securities portfolio were $86.4 million and $10.7 million as of March 31, 2021 and December 31, 2020, respectively. The increase in unrealized loss in our investment securities portfolio was primarily due to higher market interest rates as of March 31, 2021, relative to December 31, 2020, resulting in a lower valuation. The increase in unrealized loss positions was primarily related to our commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations, the fair values of which are sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the three months ended March 31, 2021, we did not record any credit losses related to our investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2021 and December 31, 2020, we held FHLB stock of $18.1 million, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of March 31, 2021 and December 31, 2020:

Loans and Leases		Table 11
	March 31,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$1,962,672	$2,218,266
Paycheck Protection Program loans	1,158,764	801,241
Total commercial and industrial	3,121,436	3,019,507
Commercial real estate	3,396,233	3,392,676
Construction	739,271	735,819
Residential:
Residential mortgage	3,715,676	3,690,218
Home equity line	805,746	841,624
Total residential	4,521,422	4,531,842
Consumer	1,283,779	1,353,842
Lease financing	238,148	245,411
Total loans and leases	$13,300,289	$13,279,097

Total loans and leases were $13.3 billion as of March 31, 2021, an increase of $21.2 million or less than 1% from December 31, 2020 with increases in commercial and industrial loans, commercial real estate loans and construction loans. The increase in total loans and leases was primarily due to our participation in the PPP which had a total amortized cost basis of $1.2 billion as of March 31, 2021. It is possible that the effects of COVID-19 on the economy could result in less demand for our loan products.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $3.1 billion as of March 31, 2021, an increase of $101.9 million or 3% from December 31, 2020. This increase was primarily due to an increase in PPP loans totaling $357.5 million, partially offset by decreases in our Shared National Credits and dealer flooring portfolios during the three months ended March 31, 2021.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $3.4 billion as of March 31, 2021, an increase of $3.6 million or less than 1% from December 31, 2020.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $739.3 million as of March 31, 2021, an increase of $3.5 million or less than 1% from December 31, 2020.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.5 billion as of March 31, 2021, a decrease of $10.4 million or less than 1% from December 31, 2020. This decrease was primarily due to a decrease in home equity lines of $35.9 million, partially offset by an increase in residential mortgages of $25.5 million during the three months ended March 31, 2021.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.3 billion as of March 31, 2021, a decrease of $70.1 million or 5% from December 31, 2020. The decrease in consumer loans was primarily due to decreases in indirect automobile loans and other unsecured consumer loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $238.1 million as of March 31, 2021, a decrease of $7.3 million or 3% from December 31, 2020. The decrease in lease financing was reflective of a weak demand for new business equipment and vehicles in the Hawaii market.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of March 31, 2021 by rate type:

Loans and Leases by Rate Type								Table 12
	March 31, 2021
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$196,587	$1,381,487	$—	$1,544	$1,579,618	$35,047	$1,506,771	$3,121,436
Commercial real estate	232,559	1,924,462	324	851,333	3,008,678	125,698	261,857	3,396,233
Construction	66,708	536,528	28	28,096	631,360	3,474	104,437	739,271
Residential:
Residential mortgage	17,519	164,936	81,025	57,898	321,378	337,039	3,057,259	3,715,676
Home equity line	346,174	—	6,872	—	353,046	452,670	30	805,746
Total residential	363,693	164,936	87,897	57,898	674,424	789,709	3,057,289	4,521,422
Consumer	283,895	14,083	1,208	105	299,291	76	984,412	1,283,779
Lease financing	—	—	—	—	—	—	238,148	238,148
Total loans and leases	$1,143,442	$4,021,496	$89,457	$938,976	$6,193,371	$954,004	$6,152,914	$13,300,289

% by rate type at March 31, 2021	9%	30%	1%	7%	47%	7%	46%	100%

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of March 31, 2021 and December 31, 2020:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	March 31, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,984,919	$905,124	$219,130	$12,263	$3,121,436
Commercial real estate	2,179,458	816,665	399,909	201	3,396,233
Construction	367,376	365,721	6,174	—	739,271
Residential:
Residential mortgage	3,594,254	1,449	119,973	—	3,715,676
Home equity line	777,435	—	28,311	—	805,746
Total residential	4,371,689	1,449	148,284	—	4,521,422
Consumer	949,335	17,031	315,869	1,544	1,283,779
Lease financing	77,833	143,363	16,952	—	238,148
Total Loans and Leases	$9,930,610	$2,249,353	$1,106,318	$14,008	$13,300,289
Percentage of Total Loans and Leases	74%	17%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2020
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,755,804	$1,042,318	$193,829	$27,556	$3,019,507
Commercial real estate	2,180,829	809,493	402,142	212	3,392,676
Construction	333,112	398,218	4,489	—	735,819
Residential:
Residential mortgage	3,568,827	1,662	119,729	—	3,690,218
Home equity line	811,964	—	29,660	—	841,624
Total residential	4,380,791	1,662	149,389	—	4,531,842
Consumer	1,001,868	18,993	331,255	1,726	1,353,842
Lease financing	80,670	149,934	14,807	—	245,411
Total Loans and Leases	$9,733,074	$2,420,618	$1,095,911	$29,494	$13,279,097
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 15 presents certain contractual loan maturity categories and the sensitivities of those loans to changes in interest rates as of March 31, 2021:

Maturities for Selected Loan Categories(1)				Table 15
	March 31, 2021
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$833,986	$2,058,821	$228,629	$3,121,436
Construction	173,543	445,067	120,661	739,271
Total Selected Loans	$1,007,529	$2,503,888	$349,290	$3,860,707

Total of loans with:
Adjustable interest rates	$897,901	$1,058,949	$254,128	$2,210,978
Hybrid interest rates	131	29,390	9,000	38,521
Fixed interest rates	109,497	1,415,549	86,162	1,611,208
Total Selected Loans	$1,007,529	$2,503,888	$349,290	$3,860,707
(1)	Based on contractual maturities.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2021 and December 31, 2020:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	March 31,	December 31,
(dollars in thousands)	2021	2020
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$593	$518
Commercial real estate	937	80
Construction	579	2,043
Total Commercial Loans	2,109	2,641
Residential Loans:
Residential mortgage	6,999	6,441
Total Residential Loans	6,999	6,441
Total Non-Accrual Loans and Leases	9,108	9,082
Other Real Estate Owned ("OREO")	—	—
Total Non-Performing Assets	$9,108	$9,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$1,365	$2,108
Commercial real estate	1,054	882
Construction	89	93
Total Commercial Loans	2,508	3,083
Residential Loans:
Home equity line	4,975	4,818
Total Residential Loans	4,975	4,818
Consumer	2,024	3,266
Total Accruing Loans and Leases Past Due 90 Days or More	$9,507	$11,167

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$39,831	$16,684
Total Loans and Leases	$13,300,289	$13,279,097

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.07%	0.07%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.07%	0.07%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.14%	0.15%

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2021:

Non-Performing Assets	Table 17
(dollars in thousands)	Three Months Ended March 31, 2021
Balance at beginning of period	$9,082
Additions	2,577
Reductions
Payments	(367)
Return to accrual status	(226)
Transfers to loans held for sale	(1,840)
Charge-offs/write-downs	(118)
Total Reductions	(2,551)
Balance at end of period	$9,108

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

Total NPAs were $9.1 million as of both March 31, 2021 and December 31, 2020. The ratio of our NPAs to total loans and leases and other real estate owned was 0.07% as of both March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, construction non-accruals loans decreased by $1.5 million, offset by increases in commercial real estate non-accrual loans of $0.9 million, residential mortgage non-accrual loans of $0.6 million and commercial and industrial non-accrual loans of $0.1 million.

As of March 31, 2021, commercial real estate non-accrual loans were $0.9 million, an increase of $0.9 million from December 31, 2020. This increase was due to the addition of a $0.9 million commercial real estate loan.

As of March 31, 2021, commercial and industrial non-accrual loans were $0.6 million, an increase of $0.1 million or 14% from December 31, 2020. This increase was primarily due to additions in commercial and industrial loans totaling $0.2 million, partially offset by payments and charge-offs.

As of March 31, 2021, construction non-accrual loans were $0.6 million, a decrease of $1.5 million or 72% from December 31, 2020. This decrease was primarily due to a $1.8 million transfer to loans held for sale, partially offset by $0.3 million in additions.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2021, residential mortgage non-accrual loans were $7.0 million, an increase of $0.6 million or 9% from December 31, 2020. This increase was primarily due to additions of residential mortgage non-accrual loans totaling $1.1 million, partially offset by payments of $0.2 million, returns to accrual status of $0.2 million and charge-offs of $0.1 million. As of March 31, 2021, our residential mortgage non-accrual loans were comprised of 37 loans with a weighted average current LTV ratio of 50%.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both March 31, 2021 and December 31, 2020, there were no other real estate owned.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $9.5 million as of March 31, 2021, a decrease of $1.7 million or 15% as compared to December 31, 2020. Consumer loans and commercial and industrial loans that were past due 90 days or more and still accruing interest decreased by $1.2 million and $0.7 million, respectively, during the three months ended March 31, 2021. This was partially offset by increases of $0.2 million in commercial real estate loans and $0.1 million in home equity lines that were past due 90 days or more and still accruing interest during the three months ended March 31, 2021.

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

Impaired loans were $49.2 million and $25.8 million as of March 31, 2021 and December 31, 2020, respectively. These impaired loans had a related ACL of $16.9 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively. The increase in impaired loans during the three months ended March 31, 2021 was  due to increases in consumer loans of $15.8 million, residential mortgage loans of $4.9 million, commercial and industrial loans of $2.1 million and commercial real estate loans of $1.4 million, partially offset by a decrease in construction loans of $0.7 million. The change in the impaired loans balance includes charge-offs and paydowns. For the three months ended March 31, 2021 and 2020, we recorded charge-offs of $0.4 million and $0.6 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of March 31, 2021 and 2020 had been accrued under the original terms, approximately $0.1 million in additional interest income would have been recorded during both the three months ended March 31, 2021 and 2020, respectively. Actual interest income recorded on these loans was $0.1 million for the three months ended March 31, 2021, compared to nil for the same period in 2020.

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

Table 18 presents information on our loans and leases that received payment deferrals under our COVID-19 financial hardship relief programs as of March 31, 2021:

Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs		Table 18
	March 31, 2021
	Number of Loans	Amortized
(dollars in thousands)	and Leases	Cost Basis
Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs
Commercial and industrial	958	$654,178
Commercial real estate	414	1,136,547
Construction	29	54,436
Lease financing	57	10,788
Residential mortgage	1,433	592,613
Consumer	19,965	228,961
Total Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs	22,856	$2,677,523
Total Loans and Leases		$13,300,289

Ratio of Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs to Total Loans and Leases		20.1%

In addition to the relief programs described above, we are also participating in the PPP offered by the SBA. The PPP is intended to help small businesses impacted by the COVID-19 pandemic by providing “fully forgivable” loans for up to $10 million to cover payroll expenses, including employee benefits, and can also be used for various other eligible expenses. PPP loans have a fixed interest rate of one percent per annum and a maturity date of up to five years, with the ability to prepay the loan in full without penalty. The first payment is deferred until the date the SBA remits the borrower’s loan forgiveness amount to the Bank, or if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Interest will continue to accrue during the initial deferment period. The borrower may apply with the Bank for loan forgiveness of the amount due on the loan in an amount equal to payroll, employee benefits, and other eligible expenses incurred, subject to limitations, in accordance with the PPP and CARES Act, as amended by the PPPF Act and CAA. Because the purpose of the PPP is to help small businesses keep their workers employed and paid, if the business spends less than 60% of loan proceeds on payroll costs, uses the loan proceeds for non-payroll costs that are not eligible expenses, or significantly reduces its employee count or compensation levels without qualifying for other exceptions, a portion of the loan will not be forgiven, and the business will be required to repay that portion of the loan to the Bank over the remaining term of the loan.

Table 19 presents information on our PPP loans outstanding as of March 31, 2021 to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry		Table 19
	March 31, 2021
	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	1,052	$200,519
Automobile dealers	76	62,667
Retail	810	72,049
Hospitality/Hotel	174	81,303
Transportation	247	43,105
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	2,359	459,643
All other industries (1)	6,665	699,121
Total PPP Loans Outstanding (2)	9,024	$1,158,764
Total Loans and Leases		$13,300,289

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		3.5%
Ratio of PPP Loans Outstanding to Total Loans and Leases		8.7%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above, which is primarily comprised of the construction, health care, professional services, and administrative and support services industries.
(2)	Outstanding loan balances are reported net of deferred loan costs and fees of $2.4 million and $25.4 million, respectively, at March 31, 2021.

Loans Modified in a Troubled Debt Restructuring

Table 20 presents information on loans whose terms have been modified in a TDR as of March 31, 2021 and December 31, 2020:

Loans Modified in a Troubled Debt Restructuring		Table 20
	March 31,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$4,583	$2,298
Commercial real estate	7,635	7,126
Construction	716	—
Total commercial	12,934	9,424
Residential mortgage	11,929	7,553
Total residential	11,929	7,553
Consumer	15,763	—
Total	$40,626	$16,977

Loans modified in a TDR were $40.6 million as of March 31, 2021, an increase of $23.6 million from December 31, 2020. This increase was primarily due to increases in consumer loans of $15.8 million, residential mortgages of $4.4 million and commercial and industrial loans of $2.3 million. As of March 31, 2021, $39.8 million or 98% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and “Analysis of Financial Condition — COVID-19 Financial Hardship Relief Programs” for more information and a description of the modification programs that we currently offer to our customers.

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

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

We adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments on January 1, 2020. This guidance changed the accounting for credit losses from an “incurred loss” model, which estimates a loss allowance based on current known and inherent losses within a loan portfolio to an “expected loss” model, which estimates a loss based on losses expected to be recorded over the life of the loan portfolio.

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

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses		Table 21
	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at Beginning of Period	$208,454	$130,530
Adjustment to Adopt ASC Topic 326	—	770
After Adoption of ASC Topic 326	208,454	131,300
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(963)	(201)
Commercial real estate	(66)	—
Total Commercial Loans	(1,029)	(201)
Residential Loans:
Residential mortgage	(98)	—
Home equity line	—	(8)
Total Residential Loans	(98)	(8)
Consumer	(6,541)	(8,597)
Total Loans and Leases Charged-Off	(7,668)	(8,806)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	215	220
Commercial real estate	3	—
Construction	166	110
Total Commercial Loans	384	330
Residential Loans:
Residential mortgage	17	135
Home equity line	24	122
Total Residential Loans	41	257
Consumer	2,655	2,083
Total Recoveries on Loans and Leases Previously Charged-Off	3,080	2,670
Net Loans and Leases Charged-Off	(4,588)	(6,136)
Provision for Credit Losses - Loans and Leases	(3,500)	40,849
Balance at End of Period	$200,366	$166,013
Average Loans and Leases Outstanding	$13,242,270	$13,191,426
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.14%	0.19%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.51%	1.24%
(1)	Annualized for the three months ended March 31, 2021 and 2020.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2021 and December 31, 2020:

Allocation of the Allowance for Credit Losses by Loan and Lease Category		Table 22
	March 31,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$27,322	$24,711
Commercial real estate	51,691	58,123
Construction	10,552	10,039
Lease financing	3,197	3,298
Total commercial	92,762	96,171
Residential mortgage	38,471	40,461
Home equity line	6,668	7,163
Total residential	45,139	47,624
Consumer	62,465	64,659
Total Allowance for Credit Losses for Loans and Leases	$200,366	$208,454

Allocation of the Allowance for Credit Losses by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 23
	March 31,		December 31,
	2021		2020
	Allocated	Loan	Allocated	Loan
	ACL as	category as	ACL as	category as
	% of loan or	% of total	% of loan or	% of total
	lease	loans and	lease	loans and
	category	leases	category	leases
Commercial and industrial	0.88%	23.47%	0.82%	22.74%
Commercial real estate	1.52	25.54	1.71	25.55
Construction	1.43	5.56	1.36	5.54
Lease financing	1.34	1.79	1.34	1.85
Total commercial	1.24	56.36	1.30	55.68
Residential mortgage	1.04	27.93	1.10	27.78
Home equity line	0.83	6.06	0.85	6.34
Total residential	1.00	33.99	1.05	34.12
Consumer	4.87	9.65	4.78	10.20
Total	1.51%	100.00%	1.57%	100.00%

As of March 31, 2021, the ACL was $200.4 million or 1.51% of total loans and leases outstanding, compared with an ACL of $208.5 million or 1.57% of total loans and leases outstanding as of December 31, 2020. The level of the ACL was commensurate with the adverse impacts that COVID-19 is having on the Hawaii and global economy.

Net charge-offs of loans and leases were $4.6 million or 0.14% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2021, compared to net charge-offs of $6.1 million or 0.19% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2020. Net charge-offs in our commercial lending portfolio were $0.6 million for the three months ended March 31, 2021. Net recoveries in our commercial lending portfolio were $0.1 million for the three months ended March 31, 2020. Net charge-offs in our residential lending portfolio were $0.1 million for the three months ended March 31, 2021. Net recoveries in our residential lending portfolio were $0.2 million for the three months ended March 31, 2020. Net charge-offs in our consumer lending portfolio were $3.9 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The decrease in the ACL during the first quarter of 2021 was primarily due to lower expected credit losses in the commercial real estate portfolio. However, we retained a COVID-19 related overlay as a component of the ACL as Hawaii’s economy continues to be significantly impacted by COVID-19. As noted earlier, a significant number of our customers (primarily individuals and small businesses) have taken advantage of payment deferral programs in assisting them while they may be temporarily unemployed or while their businesses have closed. We continue to closely monitor the impact of COVID-19 on our tourism industry and the re-opening of the Hawaii economy under new guidelines. While we have begun to see and may continue to see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry continues to reopen in 2021 and the COVID-19 vaccine becomes more widely administered, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control.

As of March 31, 2021, while the allocation of our ACL to our commercial, residential and consumer portfolio segments was slightly lower as compared to December 31, 2020, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors.  We will continue to monitor factors that drive expected credit losses including COVID-19 and the impact on the Hawaii economy, local businesses and our customers. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2021 and December 31, 2020. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three months ended March 31, 2021. Future events, including the ongoing impacts of the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $567.9 million as of March 31, 2021, a decrease of $35.6 million or 6% from December 31, 2020. This decrease was primarily due to a $49.7 million decrease in interest rate swap agreements, partially offset by a $13.7 million increase in current tax receivables and deferred tax assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 24 presents the composition of our deposits as of March 31, 2021 and December 31, 2020:

Deposits		Table 24
	March 31,	December 31,
(dollars in thousands)	2021	2020
Demand	$8,175,075	$7,522,114
Savings	6,141,161	6,020,075
Money Market	3,642,604	3,337,236
Time	2,174,841	2,348,298
Total Deposits(1)	$20,133,681	$19,227,723
(1)	Public deposits were $1.4 billion as of March 31, 2021, a decrease of $269.1 million or 16% compared to December 31, 2020.

Total deposits were $20.1 billion as of March 31, 2021, an increase of $906.0 million or 5% from December 31, 2020. The increase in deposit balances stemmed primarily from a $634.7 million increase in non-public demand deposit balances, a $348.4 million increase in non-public savings deposit balances and a $305.4 million increase in non-public money market deposit balances, partially offset by a $227.3 million decrease in public savings deposit balances. We increased our liquidity position in anticipation of a surge in funding needs, primarily due to our participation in the PPP.

Long-term Borrowings

Long-term borrowings were $200.0 million as of both March 31, 2021 and December 31, 2020. The Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of both March 31, 2021 and December 31, 2020, the available remaining borrowing capacity with the FHLB was $2.0 billion. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2021 and December 31, 2020.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $127.6 million as of March 31, 2021, a nominal increase from December 31, 2020. This increase was primarily due to net periodic benefit costs for the three months ended March 31, 2021 of $2.6 million, offset by payments of $2.1 million.

See “Note 15. Noninterest Income and Noninterest Expense” contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of both March 31, 2021 and December 31, 2020, there were no aggregate cross-border outstandings in other countries which amounted to 0.75% to 1% of our total consolidated assets. Additionally, there were no cross-border outstandings in excess of 1% of our total consolidated assets as of both March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 25 below. There have been no conditions or events since March 31, 2021 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 25

	March 31,	December 31,
(dollars in thousands)	2021	2020
Stockholders' Equity	$2,683,630	$2,744,104
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive (loss) income, net	(43,435)	31,604
Common Equity Tier 1 Capital and Tier 1 Capital	$1,731,573	$1,717,008
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	169,681	172,950
Total Capital	$1,901,254	$1,889,958
Risk-Weighted Assets	$13,509,716	$13,769,885

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.82%	12.47%
Tier 1 Capital Ratio	12.82%	12.47%
Total Capital Ratio	14.07%	13.73%
Tier 1 Leverage Ratio	7.90%	8.00%

Total stockholders’ equity was $2.7 billion as of March 31, 2021, a decrease of $60.5 million or 2% from December 31, 2020. The decrease in stockholders’ equity was primarily due to a net unrealized loss in the fair value of our investment securities of $75.0 million, dividends declared and paid to the Company’s stockholders of $33.8 million and share repurchases of $9.5 million, partially offset by earnings for the period of $57.7 million during the three months ended March 31, 2021.

In February 2021, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2021. The timing and amount of stock repurchases, if any, are influenced by various internal and external factors.

In April 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on June 4, 2021 to shareholders of record at the close of business on May 24, 2021.

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

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of March 31, 2021 and December 31, 2020, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.0 billion and $2.2 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2021, there were two residential mortgage loan repurchases totaling $0.6 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2021, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2021.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2021, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2021, 97% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2020.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2021, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $363,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of March 31, 2021 and December 31, 2020, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 26 presents, for the twelve months subsequent to March 31, 2021 and December 31, 2020, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2021 and December 31, 2020 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 26
	Static Forecast	Static Forecast
	March 31, 2021	December 31, 2020
Ramp Change in Interest Rates (basis points)
+100	6.3%	6.4%
+50	3.2	3.2
(50)	(1.6)	(1.7)
(100)	(2.4)	(2.5)

Immediate Change in Interest Rates (basis points)
+100	12.4%	12.4%
+50	6.3	6.3
(50)	(2.9)	(3.0)
(100)	(4.7)	(4.4)

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

Under the static balance sheet forecast as of March 31, 2021, our net interest income sensitivity profile is relatively unchanged in higher and lower interest rate scenarios compared to similar forecasts as of December 31, 2020. The sensitivity outcomes described above are primarily due to the impact of holding a larger federal funds position being offset by market interest rates being higher as of March 31, 2021 as compared with December 31, 2020. A larger federal funds position has the effect of magnifying the impact of higher interest rate scenarios. Higher market interest rates have the effect of lower prepayments on loans and investment securities. Because market interest rates remain near an interest rate floor, this dampens the impact of the lower interest rate scenarios for both ramp and shock scenarios.

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

In addition, our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has stated it will extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. The full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank’s response. This team is currently working to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021 contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs	Plans or Programs[2]
January 1, 2021 through January 31, 2021	144	$23.58	-	$-
February 1, 2021 through February 28, 2021	97,460	25.64	23,000	74,331,603
March 1, 2021 through March 31, 2021	328,825	28.63	309,464	65,457,214
Total	426,429	$27.94	332,464
(1)	Includes 93,965 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended March 31, 2021.
(2)	In February 2021, the Company announced a stock repurchase program for up to $75 million of its outstanding common stock during 2021. As of March 31, 2021, $65.5 million remained of the $75 million total repurchase amount authorized under the stock repurchase program for 2021. The timing and amount of stock repurchases are influenced by various internal and external factors.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

10.1

First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

10.2

First Hawaiian, Inc. Long-Term Incentive Plan Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

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

Date: May 3, 2021		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)