Form 10-Q
period 2021-09-30
FIRST HAWAIIAN, INC.
filed 2021-11-01
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,819,356 shares of Common Stock, par value $0.01 per share, were outstanding as of October 25, 2021.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest income
Loans and lease financing	$110,765	$120,940	$332,623	$378,209
Available-for-sale securities	25,234	20,317	73,017	59,056
Other	1,205	670	2,362	3,813
Total interest income	137,204	141,927	408,002	441,078
Interest expense
Deposits	3,218	6,227	10,637	30,410
Short-term and long-term borrowings	1,393	1,698	4,133	10,161
Total interest expense	4,611	7,925	14,770	40,571
Net interest income	132,593	134,002	393,232	400,507
Provision for credit losses	(4,000)	5,072	(39,000)	101,718
Net interest income after provision for credit losses	136,593	128,930	432,232	298,789
Noninterest income
Service charges on deposit accounts	6,989	6,523	20,339	21,400
Credit and debit card fees	16,017	14,049	47,314	39,868
Other service charges and fees	10,233	9,021	29,382	25,472
Trust and investment services income	8,625	8,664	25,824	26,919
Bank-owned life insurance	4,841	4,903	10,334	11,595
Investment securities gains (losses), net	—	24	102	(102)
Other	3,399	5,714	10,048	18,630
Total noninterest income	50,104	48,898	143,343	143,782
Noninterest expense
Salaries and employee benefits	46,484	44,291	136,402	131,534
Contracted services and professional fees	15,042	15,073	48,746	46,606
Occupancy	6,790	6,921	21,274	21,466
Equipment	6,549	5,137	18,402	15,052
Regulatory assessment and fees	1,828	2,445	5,688	6,491
Advertising and marketing	1,469	1,374	4,529	4,599
Card rewards program	6,676	5,046	17,773	17,224
Other	16,198	11,342	43,916	36,573
Total noninterest expense	101,036	91,629	296,730	279,545
Income before provision for income taxes	85,661	86,199	278,845	163,026
Provision for income taxes	21,382	21,098	70,132	39,011
Net income	$64,279	$65,101	$208,713	$124,015
Basic earnings per share	$0.50	$0.50	$1.61	$0.95
Diluted earnings per share	$0.50	$0.50	$1.61	$0.95
Basic weighted-average outstanding shares	128,660,038	129,896,054	129,323,973	129,882,878
Diluted weighted-average outstanding shares	129,210,448	130,085,534	129,895,311	130,129,690

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$64,279	$65,101	$208,713	$124,015
Other comprehensive (loss) income, net of tax:
Net change in pensions and other benefits	—	—	—	(96)
Net change in investment securities	(31,761)	(1,477)	(93,067)	83,099
Other comprehensive (loss) income	(31,761)	(1,477)	(93,067)	83,003
Total comprehensive income	$32,518	$63,624	$115,646	$207,018

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2021	2020
Assets
Cash and due from banks	$268,467	$303,373
Interest-bearing deposits in other banks	2,130,615	737,571
Investment securities, at fair value (amortized cost: $7,994,266 as of September 30, 2021 and $5,985,031 as of December 31, 2020)	7,953,727	6,071,415
Loans held for sale	2,052	11,579
Loans and leases	12,834,339	13,279,097
Less: allowance for credit losses	161,246	208,454
Net loans and leases	12,673,093	13,070,643

Premises and equipment, net	317,272	322,401
Accrued interest receivable	64,855	69,626
Bank-owned life insurance	468,968	466,537
Goodwill	995,492	995,492
Mortgage servicing rights	9,107	10,731
Other assets	664,674	603,463
Total assets	$25,548,322	$22,662,831
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,246,579	$11,705,609
Noninterest-bearing	8,873,424	7,522,114
Total deposits	22,120,003	19,227,723
Long-term borrowings	200,000	200,010
Retirement benefits payable	144,400	143,373
Other liabilities	372,185	347,621
Total liabilities	22,836,588	19,918,727

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,563,799 / 128,255,570 as of September 30, 2021; issued/outstanding: 140,191,133 / 129,912,272 as of December 31, 2020)	1,406	1,402
Additional paid-in capital	2,524,168	2,514,014
Retained earnings	581,094	473,974
Accumulated other comprehensive (loss) income, net	(61,463)	31,604
Treasury stock (12,308,229 shares as of September 30, 2021 and 10,278,861 shares as of December 31, 2020)	(333,471)	(276,890)
Total stockholders' equity	2,711,734	2,744,104
Total liabilities and stockholders' equity	$25,548,322	$22,662,831

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of June 30, 2021	129,019,871	$1,405	$2,520,790	$550,511	$(29,702)	$(311,663)	$2,731,341
Net income	—	—	—	64,279	—	—	64,279
Cash dividends declared ($0.26 per share)	—	—	—	(33,441)	—	—	(33,441)
Equity-based awards	12,683	1	3,378	(255)	—	(241)	2,883
Common stock repurchased	(776,984)	—	—	—	—	(21,567)	(21,567)
Other comprehensive loss, net of tax	—	—	—	—	(31,761)	—	(31,761)
Balance as of September 30, 2021	128,255,570	$1,406	$2,524,168	$581,094	$(61,463)	$(333,471)	$2,711,734

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2020	129,912,272	$1,402	$2,514,014	$473,974	$31,604	$(276,890)	$2,744,104
Net income	—	—	—	208,713	—	—	208,713
Cash dividends declared ($0.78 per share)	—	—	—	(100,889)	—	—	(100,889)
Equity-based awards	252,593	4	10,154	(704)	—	(3,086)	6,368
Common stock repurchased	(1,909,295)	—	—	—	—	(53,495)	(53,495)
Other comprehensive loss, net of tax	—	—	—	—	(93,067)	—	(93,067)
Balance as of September 30, 2021	128,255,570	$1,406	$2,524,168	$581,094	$(61,463)	$(333,471)	$2,711,734

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$208,713	$124,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(39,000)	101,718
Depreciation, amortization and accretion, net	41,835	49,598
Deferred income tax provision (benefits)	7,321	(11,022)
Stock-based compensation	10,158	8,175
Other gains	(1,438)	(29)
Originations of loans held for sale	(83,050)	(232,682)
Proceeds from sales of loans held for sale	94,907	220,217
Net gains on sales of loans originated for investment and held for sale	(2,691)	(7,883)
Net (gains) losses on investment securities	(102)	102
Change in assets and liabilities:
Net increase in other assets	(38,108)	(25,094)
Net increase (decrease) in other liabilities	98,108	(126,178)
Net cash provided by operating activities	296,653	100,937
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	1,371,213	1,022,539
Proceeds from calls and sales	3,555	644,703
Purchases	(3,403,074)	(3,187,042)
Other investments:
Proceeds from sales	16,790	26,348
Purchases	(70,797)	(48,603)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	652,354	(445,652)
Proceeds from sales of loans originated for investment	2,200	132,011
Purchases of loans	(238,445)	(40,611)
Proceeds from bank-owned life insurance	7,903	3,046
Purchases of premises, equipment and software	(15,174)	(27,717)
Proceeds from sales of premises and equipment	3,861	—
Proceeds from sales of other real estate owned	—	787
Other	(3,701)	(3,126)
Net cash used in investing activities	(1,673,315)	(1,923,317)
Cash flows from financing activities
Net increase in deposits	2,892,280	2,452,768
Repayment of short-term borrowings	—	(400,000)
Repayment of long-term borrowings	(10)	(9)
Dividends paid	(100,889)	(101,322)
Stock tendered for payment of withholding taxes	(3,086)	(1,745)
Common stock repurchased	(53,495)	(5,000)
Net cash provided by financing activities	2,734,800	1,944,692
Net increase in cash and cash equivalents	1,358,138	122,312
Cash and cash equivalents at beginning of period	1,040,944	694,017
Cash and cash equivalents at end of period	$2,399,082	$816,329

Supplemental disclosures
Interest paid	$18,879	$45,432
Income taxes paid, net of income tax refunds	53,742	48,271
Noncash investing and financing activities:
Transfers from loans and leases to other real estate owned	—	437
Operating lease right-of-use assets obtained in exchange for new lease obligations	29,632	1,965
Transfers from loans and leases to loans held for sale	1,839	145,428
Obligation to fund low-income housing partnerships	15,314	17,906

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

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments. This guidance amends the Topic 842 lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the Topic 842 lease classification criteria, and 2) the lessor would have otherwise recognized a day-one loss. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. As the Company adopted Topic 842 before the issuance date of this ASU, the Company has the option to apply these amendments either 1) retrospectively to leases that commenced or were modified on or after the adoption of Topic 842, or 2) prospectively to leases that commence or are modified on or after the date that the Company adopts ASU No. 2021-05. Early adoption is permitted. The adoption of ASU No. 2021-05 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of September 30, 2021 and December 31, 2020, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2021 and December 31, 2020, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$188,861	$552	$(1,552)	$187,861	$170,123	$1,359	$(61)	$171,421
Mortgage-backed securities:
Residential - Government agency	95,337	2,797	—	98,134	155,169	5,293	—	160,462
Residential - Government-sponsored enterprises	1,455,375	9,944	(6,441)	1,458,878	434,282	13,643	(725)	447,200
Commercial - Government agency	449,147	4,653	(5,206)	448,594	583,232	16,537	(119)	599,650
Commercial - Government-sponsored enterprises	1,337,925	4,008	(40,684)	1,301,249	931,095	9,045	(7,983)	932,157
Collateralized mortgage obligations:
Government agency	2,053,171	16,316	(9,623)	2,059,864	1,902,326	32,246	(1,019)	1,933,553
Government-sponsored enterprises	2,414,450	7,506	(22,809)	2,399,147	1,808,804	18,991	(823)	1,826,972
Total available-for-sale securities	$7,994,266	$45,776	$(86,315)	$7,953,727	$5,985,031	$97,114	$(10,730)	$6,071,415

Accrued interest receivable related to available-for-sale investment securities was $12.8 million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively, and is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.7 million and nil, respectively, for the three months ended September 30, 2021, and $1.1 million and $2.5 million, respectively, for the nine months ended September 30, 2021. Proceeds from calls and sales of investment securities were nil for the three months ended September 30, 2020, and $101.7 million and $543.0 million, respectively, for the nine months ended September 30, 2020. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended September 30, 2021 and gross realized gains of $0.1 million and gross realized losses of nil for the nine months ended September 30, 2021. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended September 30, 2020 and gross realized gains of $0.6 million and gross realized losses of $0.7 million for the nine months ended September 30, 2020. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil during both the three and nine months ended September 30, 2021. The income tax benefit related to the net realized loss on the sale of investment securities was nil during both the three and nine months ended September 30, 2020. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $22.9 million and $20.2 million, respectively, for the three months ended September 30, 2021 and 2020, and $67.5 million and $59.0 million, respectively, for the nine months ended September 30, 2021 and 2020. Interest income from non-taxable investment securities was $2.3 million and $0.1 million, respectively, for the three months ended September 30, 2021 and 2020, and $5.5 million and $0.1 million, respectively, during the nine months ended September 30, 2021 and 2020.

The amortized cost and fair value of debt securities issued by the U.S. Treasury and government agencies as of September 30, 2021, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2021
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	41,481	41,777
Due after five years through ten years	83,227	82,733
Due after ten years	64,153	63,351
	188,861	187,861

Mortgage-backed securities:
Residential - Government agency	95,337	98,134
Residential - Government-sponsored enterprises	1,455,375	1,458,878
Commercial - Government agency	449,147	448,594
Commercial - Government-sponsored enterprises	1,337,925	1,301,249
Total mortgage-backed securities	3,337,784	3,306,855
Collateralized mortgage obligations:
Government agency	2,053,171	2,059,864
Government-sponsored enterprises	2,414,450	2,399,147
Total collateralized mortgage obligations	4,467,621	4,459,011
Total available-for-sale securities	$7,994,266	$7,953,727

At September 30, 2021, pledged securities totaled $3.6 billion, of which $3.4 billion was pledged to secure public deposits and $193.1 million was pledged to secure other financial transactions. At December 31, 2020, pledged securities totaled $2.4 billion, of which $2.3 billion was pledged to secure public deposits and $186.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of September 30, 2021 or December 31, 2020.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 230 and 50 individual securities in each category have been in a continuous loss position as of September 30, 2021 and December 31, 2020, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(1,552)	$128,093	$—	$—	$(1,552)	$128,093
Mortgage-backed securities:
Residential - Government-sponsored enterprises	(5,799)	818,313	(642)	20,693	(6,441)	839,006
Commercial - Government agency	(4,960)	230,013	(246)	6,901	(5,206)	236,914
Commercial - Government-sponsored enterprises	(27,869)	874,759	(12,815)	159,985	(40,684)	1,034,744
Collateralized mortgage obligations:
Government agency	(9,623)	936,557	—	—	(9,623)	936,557
Government-sponsored enterprises	(22,809)	1,611,979	—	—	(22,809)	1,611,979
Total available-for-sale securities with unrealized losses	$(72,612)	$4,599,714	$(13,703)	$187,579	$(86,315)	$4,787,293

	Time in Continuous Loss as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(61)	$38,507	$—	$—	$(61)	$38,507
Mortgage-backed securities:
Residential - Government-sponsored enterprises	(725)	64,987	—	—	(725)	64,987
Commercial - Government agency	(119)	32,346	—	—	(119)	32,346
Commercial - Government-sponsored enterprises	(7,983)	427,759	—	—	(7,983)	427,759
Collateralized mortgage obligations:
Government agency	(994)	209,124	(25)	6,190	(1,019)	215,314
Government-sponsored enterprises	(823)	296,160	—	—	(823)	296,160
Total available-for-sale securities with unrealized losses	$(10,705)	$1,068,883	$(25)	$6,190	$(10,730)	$1,075,073

At September 30, 2021 and December 31, 2020, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining securities in an unrealized loss position as of September 30, 2021 and December 31, 2020, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of September 30, 2021 and December 31, 2020, the Company did not expect any credit losses in its debt securities and no credit losses were recognized on securities during the three and nine months ended September 30, 2021 and for the year ended December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero. The Company’s available-for-sale investment securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Thus, the Company has not recorded an allowance for credit losses for its available-for-sale debt securities as of September 30, 2021 and December 31, 2020.

The Company holds approximately 120,000 Visa Class B restricted shares as of both September 30, 2021 and December 31, 2020. These shares continued to be carried at $0 cost basis as of both September 30, 2021 and December 31, 2020.

3. Loans and Leases

As of September 30, 2021 and December 31, 2020, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$2,195,384	$3,019,507
Commercial real estate	3,569,768	3,392,676
Construction	826,078	735,819
Residential:
Residential mortgage	3,914,632	3,690,218
Home equity line	852,074	841,624
Total residential	4,766,706	4,531,842
Consumer	1,238,714	1,353,842
Lease financing	237,689	245,411
Total loans and leases	$12,834,339	$13,279,097

Outstanding loan balances are reported net of deferred loan costs and fees of $29.6 million and $26.1 million at September 30, 2021 and December 31, 2020, respectively.

Accrued interest receivable related to loans and leases was $52.0 million and $59.0 million as of September 30, 2021 and December 31, 2020, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of September 30, 2021, residential real estate loans totaling $2.5 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2020, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential mortgage loans totaling $1.9 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.4 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively.

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

In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law. The CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. Financial institutions accounting for eligible loans under the CARES Act are not required to report such loans as TDRs in accordance with GAAP. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 to encourage financial institutions to work prudently with borrowers and to describe the agencies’ interpretation of how current accounting rules under GAAP apply to certain COVID-19 related modifications. The agencies confirmed with the FASB that short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief are not TDRs under GAAP. The agencies also confirmed that these short-term modifications should not be reported as being on nonaccrual status and should not be considered past due during the period of the deferral. The Company has adopted the provisions of both the CARES Act and Interagency Statements. The Company is first applying the CARES Act guidance in determining if certain loan modifications are not required to be reported as TDRs. If the loan modification does not qualify under the CARES Act, then the Interagency Statement guidance is applied. On December 27, 2020, the Consolidated Appropriations Act – 2021 (the “CAA”) was signed into law, which extends the temporary relief from the accounting and disclosure requirements for TDRs. To qualify for TDR accounting and disclosure relief under the CARES Act, as amended by the CAA, the applicable loan must not have been more than 30 days past due as of December 31, 2019, and the modification must be executed during the period beginning on March 1, 2020, and ending on the earlier of January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the President on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The interim consolidated financial information below reflects the application of this guidance.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$23,063	$47,033	$10,152	$3,067	$34,208	$6,250	$45,375	$169,148
Charge-offs	(224)	—	—	—	—	(235)	(2,926)	(3,385)
Recoveries	121	15	—	—	215	27	2,405	2,783
Increase (decrease) in Provision	796	(3,449)	(398)	(833)	(655)	(325)	(2,436)	(7,300)
Balance at end of period	$23,756	$43,599	$9,754	$2,234	$33,768	$5,717	$42,418	$161,246

	Nine Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(1,517)	(66)	—	—	(98)	(235)	(13,384)	(15,300)
Recoveries	623	30	166	—	246	89	7,857	9,011
Decrease in Provision	(61)	(14,488)	(451)	(1,064)	(6,841)	(1,300)	(16,714)	(40,919)
Balance at end of period	$23,756	$43,599	$9,754	$2,234	$33,768	$5,717	$42,418	$161,246

	Three Months Ended September 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$21,299	$53,122	$5,276	$3,837	$33,874	$7,635	$67,077	$192,120
Charge-offs	(598)	—	—	—	—	—	(4,238)	(4,836)
Recoveries	1,699	—	30	—	27	16	3,148	4,920
Increase (decrease) in Provision	(1,129)	(1,389)	(372)	214	8,316	(50)	(1,918)	3,672
Balance at end of period	$21,271	$51,733	$4,934	$4,051	$42,217	$7,601	$64,069	$195,876

	Nine Months Ended September 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of period	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(14,773)	(2,723)	(379)	—	(14)	(8)	(21,742)	—	(39,639)
Recoveries	2,019	—	170	—	179	146	7,687	—	10,201
Increase in Provision	21,155	21,572	2,102	3,420	15,542	2,318	27,905	—	94,014
Balance at end of period	$21,271	$51,733	$4,934	$4,051	$42,217	$7,601	$64,069	$—	$195,876

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$12,808	$978	$7,873	$—	$—	$7,521	$42	$29,222
Increase in Provision	446	255	902	—	—	1,669	28	3,300
Balance at end of period	$13,254	$1,233	$8,775	$—	$—	$9,190	$70	$32,522

	Nine Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Increase (decrease) in Provision	1,535	(95)	(262)	—	(2)	738	5	1,919
Balance at end of period	$13,254	$1,233	$8,775	$—	$—	$9,190	$70	$32,522

	Three Months Ended September 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,181	$1,168	$5,908	$—	$3	$7,890	$54	$23,204
Increase in Provision	1,212	(57)	(749)	—	1	996	(3)	1,400
Balance at end of period	$9,393	$1,111	$5,159	$—	$4	$8,886	$51	$24,604

	Nine Months Ended September 30, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Increase (decrease) in Provision	4,003	333	1,040	—	(3)	2,299	32	7,704
Balance at end of period	$9,393	$1,111	$5,159	$—	$4	$8,886	$51	$24,604

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of September 30, 2021 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$633,079	$172,147	$162,921	$128,968	$31,439	$194,494	$578,257	$21,767	$1,923,072
Special Mention	5,421	4,709	104,973	4,083	1,069	4,292	23,127	289	147,963
Substandard	371	1,663	2,102	13,874	97	8,285	19,162	1,307	46,861
Other (1)	10,257	7,897	8,955	5,364	2,740	573	41,702	—	77,488
Total Commercial and Industrial	649,128	186,416	278,951	152,289	35,345	207,644	662,248	23,363	2,195,384

Commercial Real Estate
Risk rating:
Pass	493,286	342,433	578,079	522,123	429,840	967,286	59,685	—	3,392,732
Special Mention	—	1,472	48,916	16,054	28,264	56,319	7,604	—	158,629
Substandard	—	—	—	1,907	258	15,578	502	—	18,245
Other (1)	—	—	—	—	—	162	—	—	162
Total Commercial Real Estate	493,286	343,905	626,995	540,084	458,362	1,039,345	67,791	—	3,569,768

Construction
Risk rating:
Pass	57,368	94,127	285,960	151,714	63,031	67,670	58,013	—	777,883
Special Mention	—	—	473	708	—	359	—	—	1,540
Substandard	—	—	—	369	—	850	—	—	1,219
Other (1)	19,268	10,753	4,367	4,955	2,710	2,581	802	—	45,436
Total Construction	76,636	104,880	290,800	157,746	65,741	71,460	58,815	—	826,078

Lease Financing
Risk rating:
Pass	26,419	64,989	53,457	10,371	15,819	58,940	—	—	229,995
Special Mention	523	282	501	182	27	201	—	—	1,716
Substandard	—	2,720	1,506	225	1,037	490	—	—	5,978
Total Lease Financing	26,942	67,991	55,464	10,778	16,883	59,631	—	—	237,689

Total Commercial Lending	$1,245,992	$703,192	$1,252,210	$860,897	$576,331	$1,378,080	$788,854	$23,363	$6,828,919

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$804,889	$661,402	$306,706	$209,819	$270,664	$879,063	$—	$—	$3,132,543
680 - 739	104,415	79,553	52,470	36,440	40,109	141,178	—	—	454,165
620 - 679	14,479	11,825	6,941	5,683	10,341	41,481	—	—	90,750
550 - 619	231	818	193	2,059	1,428	7,378	—	—	12,107
Less than 550	—	—	—	490	2,533	3,127	—	—	6,150
No Score (3)	13,307	8,559	15,727	20,112	18,265	46,312	—	—	122,282
Other (2)	18,701	17,823	10,835	11,779	18,988	17,737	625	147	96,635
Total Residential Mortgage	956,022	779,980	392,872	286,382	362,328	1,136,276	625	147	3,914,632

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	637,131	2,220	639,351
680 - 739	—	—	—	—	—	—	150,452	3,485	153,937
620 - 679	—	—	—	—	—	—	38,987	1,709	40,696
550 - 619	—	—	—	—	—	—	10,433	1,473	11,906
Less than 550	—	—	—	—	—	—	2,260	70	2,330
No Score (3)	—	—	—	—	—	—	3,854	—	3,854
Total Home Equity Line	—	—	—	—	—	—	843,117	8,957	852,074
Total Residential Lending	956,022	779,980	392,872	286,382	362,328	1,136,276	843,742	9,104	4,766,706

Consumer Lending
FICO:
740 and greater	130,773	88,770	88,797	65,818	30,908	11,516	107,938	245	524,765
680 - 739	72,447	63,996	65,105	41,209	21,461	8,912	68,887	717	342,734
620 - 679	27,131	28,491	33,219	22,225	15,042	6,825	30,956	1,398	165,287
550 - 619	3,181	8,735	15,408	12,262	9,546	4,829	10,150	1,177	65,288
Less than 550	341	3,200	6,116	4,665	3,196	1,757	2,983	578	22,836
No Score (3)	1,155	60	81	46	77	3	34,234	420	36,076
Other (2)	709	368	1,735	30	2,183	38	76,665	—	81,728
Total Consumer Lending	235,737	193,620	210,461	146,255	82,413	33,880	331,813	4,535	1,238,714

Total Loans and Leases	$2,437,751	$1,676,792	$1,855,543	$1,293,534	$1,021,072	$2,548,236	$1,964,409	$37,002	$12,834,339
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Loss as of September 30, 2021 and December 31, 2020.

The amortized cost basis of revolving loans that were converted to term loans during the three and nine months ended September 30, 2021 and 2020 was as follows:

Three Months Ended
(dollars in thousands)	September 30, 2021
Commercial and industrial	$195
Home equity line	560
Consumer	422
Total Revolving Loans Converted to Term Loans During the Period	$1,177

Nine Months Ended
(dollars in thousands)	September 30, 2021
Commercial and industrial	$454
Home equity line	2,177
Consumer	1,358
Total Revolving Loans Converted to Term Loans During the Period	$3,989

Three Months Ended
(dollars in thousands)	September 30, 2020
Commercial and industrial	$5
Home equity line	8,843
Total Revolving Loans Converted to Term Loans During the Period	$8,848

Nine Months Ended
(dollars in thousands)	September 30, 2020
Commercial and industrial	$28,527
Residential mortgage	296
Home equity line	12,771
Total Revolving Loans Converted to Term Loans During the Period	$41,594

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of September 30, 2021, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	September 30, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,243	$255	$1,028	$2,526	$2,192,858	$2,195,384	$439
Commercial real estate	19,359	—	—	19,359	3,550,409	3,569,768	—
Construction	—	—	—	—	826,078	826,078	—
Lease financing	—	—	—	—	237,689	237,689	—
Residential mortgage	4,415	2,086	3,844	10,345	3,904,287	3,914,632	100
Home equity line	2,107	345	3,871	6,323	845,751	852,074	3,871
Consumer	12,904	1,923	1,376	16,203	1,222,511	1,238,714	1,376
Total	$40,028	$4,609	$10,119	$54,756	$12,779,583	$12,834,339	$5,786

	December 31, 2020
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,585	$604	$2,626	$5,815	$3,013,692	$3,019,507	$2,108
Commercial real estate	75	2,568	963	3,606	3,389,070	3,392,676	882
Construction	779	376	2,137	3,292	732,527	735,819	93
Lease financing	—	—	—	—	245,411	245,411	—
Residential mortgage	3,382	4,125	3,372	10,879	3,679,339	3,690,218	—
Home equity line	1,375	743	4,818	6,936	834,688	841,624	4,818
Consumer	18,492	5,205	3,266	26,963	1,326,879	1,353,842	3,266
Total	$26,688	$13,621	$17,182	$57,491	$13,221,606	$13,279,097	$11,167

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

The amortized cost basis of loans and leases on nonaccrual status as of September 30, 2021 and December 31, 2020 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$746
Commercial real estate	745	745
Residential mortgage	1,851	7,137
Total Nonaccrual Loans and Leases	$2,596	$8,628

	December 31, 2020
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$518
Commercial real estate	—	80
Construction	1,840	2,043
Residential mortgage	1,316	6,441
Total Nonaccrual Loans and Leases	$3,156	$9,082

For the three and nine months ended September 30, 2021, the Company recognized interest income of $0.2 million and $0.4 million, respectively, on nonaccrual loans and leases, and for the three and nine months ended September 30, 2020, the Company recognized interest income of $0.1 million and $0.2 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and nine months ended September 30, 2021, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2020, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $1.1 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2021 and December 31, 2020, the amortized cost basis of collateral-dependent loans were $8.2 million and $21.0 million, respectively. As of September 30, 2021, these loans were primarily collateralized by residential real estate property. As of December 31, 2020, these loans were primarily collateralized by residential real estate property and borrower assets. As of September 30, 2021 and December 31, 2020, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	ACL	Contracts	Investment(1)	ACL
Commercial and industrial	—	$—	$—	13	$1,946	$127
Commercial real estate	—	—	—	1	365	75
Construction	—	—	—	2	699	79
Residential mortgage	—	—	—	13	5,582	213
Consumer	150	1,950	247	1,671	15,916	2,128
Total	150	$1,950	$247	1,700	$24,508	$2,622

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020

	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts	Investment(1)	Allowance	Contracts	Investment(1)	ACL
Commercial and industrial	—	$—	$—	1	$500	$30
Total	—	$—	$—	1	$500	$30
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.7 billion and $6.1 billion as of September 30, 2021 and December 31, 2020, respectively. Of the $6.7 billion at September 30, 2021, there were commitments of $0.2 million to lend additional funds related to borrowers who had loan terms modified in a TDR. Of the $6.1 billion at December 31, 2020, there were commitments of $0.2 million to lend additional funds related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021		September 30, 2020		September 30, 2020
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial and industrial	2	$265	3	$613	1	$500	1	$500
Construction	—	—	1	359	—	—	—	—
Commercial real estate	1	500	1	500	—	—	—	—
Residential mortgage	2	596	3	884	—	—	—	—
Consumer	230	3,258	314	4,366	—	—	—	—
Total	235	$4,619	322	$6,722	1	$500	1	$500
(1)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosure Proceedings

As of September 30, 2021, there was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in process of foreclosure. As of December 31, 2020, there were no residential mortgage loans collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of September 30, 2021 and December 31, 2020, there were no residential real estate properties held from foreclosed residential real estate loans.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.8 billion and $2.2 billion as of September 30, 2021 and December 31, 2020, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $1.0 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$1,860
One to two years	1,434
Two to three years	1,142
Three to four years	926
Four to five years	763

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Gross carrying amount	$69,062	$67,856
Less: accumulated amortization	59,955	57,125
Net carrying value	$9,107	$10,731

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$10,007	$11,595	$10,731	$12,668
Originations	101	729	1,206	2,935
Amortization	(1,001)	(1,402)	(2,830)	(4,681)
Balance at end of period	$9,107	$10,922	$9,107	$10,922
Fair value of amortized MSRs at beginning of period	$13,480	$15,159	$14,029	$20,329
Fair value of amortized MSRs at end of period	$12,080	$14,282	$12,080	$14,282

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and nine months ended September 30, 2021 and 2020.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021				December 31, 2020
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	15.12%	-	25.14%	16.13%	11.86%	-	26.52%	16.90%
Life in years (of the MSR)	1.95	-	5.02	4.70	1.83	-	6.68	4.45
Weighted-average coupon rate	3.60%	-	6.65%	3.73%	3.24%	-	6.98%	3.84%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.00%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Public deposits	$3,377,544	$2,251,508
Federal Home Loan Bank	2,510,228	2,917,317
Federal Reserve Bank	1,851,526	1,919,744
ACH transactions	114,246	111,347
Interest rate swaps	51,987	56,004
Total	$7,905,531	$7,255,920

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of September 30, 2021 and December 31, 2020. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2021 and December 31, 2020, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
U.S.:
Interest-bearing	$12,372,209	$10,928,712
Noninterest-bearing	8,008,084	6,674,352
Foreign:
Interest-bearing	874,370	776,897
Noninterest-bearing	865,340	847,762
Total deposits	$22,120,003	$19,227,723

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2021:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$193,946	$237,509	$431,455
Over three through six months	212,514	262,027	474,541
Over six through twelve months	347,878	215,215	563,093
One to two years	90,481	117,400	207,881
Two to three years	80,378	14,177	94,555
Three to four years	35,555	15,405	50,960
Four to five years	45,201	11,814	57,015
Thereafter	500	250	750
Total	$1,006,453	$873,797	$1,880,250

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $0.9 billion and $1.3 billion as of September 30, 2021 and December 31, 2020, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.7 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.

8. Long-Term Borrowings

Long-term borrowings consisted of the following as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Finance lease	$—	$10
FHLB fixed-rate advances(1)	200,000	200,000
Total long-term borrowings	$200,000	$200,010
(1)	Interest is payable monthly.

As of September 30, 2021 and December 31, 2020, the Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of September 30, 2021 and December 31, 2020, the available remaining borrowing capacity with the FHLB was $1.7 billion and $2.0 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had an undrawn line of credit of $1.2 billion and $1.1 billion, respectively, from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of September 30, 2021 and December 31, 2020. See “Note 6. Transfers of Financial Assets” for more information.

As of September 30, 2021, future contractual principal payments and maturities of long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2021	$—
2022	—
2023(1)	100,000
2024(2)	100,000
2025	—
Total	$200,000
(1)	FHLB fixed-rate advance callable on December 3, 2021 with an interest rate of 2.80%.
(2)	FHLB fixed-rate advance callable on January 15, 2022 with an interest rate of 2.65%.

9. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits and net unrealized gains or losses on investment securities.

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2021	$(40,509)	$10,807	$(29,702)
Three months ended September 30, 2021
Investment securities:
Unrealized net losses arising during the period	(43,316)	11,555	(31,761)
Net change in investment securities	(43,316)	11,555	(31,761)
Other comprehensive loss	(43,316)	11,555	(31,761)
Accumulated other comprehensive loss at September 30, 2021	$(83,825)	$22,362	$(61,463)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Nine months ended September 30, 2021
Investment securities:
Unrealized net losses arising during the period	(126,821)	33,829	(92,992)
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	(126,923)	33,856	(93,067)
Other comprehensive loss	(126,923)	33,856	(93,067)
Accumulated other comprehensive loss at September 30, 2021	$(83,825)	$22,362	$(61,463)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at June 30, 2020	$71,911	$(19,180)	$52,731
Three months ended September 30, 2020
Investment securities:
Unrealized net losses arising during the period	(1,991)	532	(1,459)
Reclassification of net gains to net income:
Investment securities gains, net	(24)	6	(18)
Net change in investment securities	(2,015)	538	(1,477)
Other comprehensive loss	(2,015)	538	(1,477)
Accumulated other comprehensive income at September 30, 2020	$69,896	$(18,642)	$51,254

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Nine months ended September 30, 2020
Pension and other benefits:
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	—	(96)	(96)
Investment securities:
Unrealized net gains arising during the period	113,244	(30,220)	83,024
Reclassification of net losses to net income:
Investment securities losses, net	102	(27)	75
Net change in investment securities	113,346	(30,247)	83,099
Other comprehensive income	113,346	(30,343)	83,003
Accumulated other comprehensive income at September 30, 2020	$69,896	$(18,642)	$51,254

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions		Accumulated
	and		Other
	Other	Investment	Comprehensive
(dollars in thousands)	Benefits	Securities	Income (Loss)
Three Months Ended September 30, 2021
Balance at beginning of period	$(31,737)	$2,035	$(29,702)
Other comprehensive loss	—	(31,761)	(31,761)
Balance at end of period	$(31,737)	$(29,726)	$(61,463)

Nine Months Ended September 30, 2021
Balance at beginning of period	$(31,737)	$63,341	$31,604
Other comprehensive loss	—	(93,067)	(93,067)
Balance at end of period	$(31,737)	$(29,726)	$(61,463)

Three Months Ended September 30, 2020
Balance at beginning of period	$(28,178)	$80,909	$52,731
Other comprehensive loss	—	(1,477)	(1,477)
Balance at end of period	$(28,178)	$79,432	$51,254

Nine Months Ended September 30, 2020
Balance at beginning of period	$(28,082)	$(3,667)	$(31,749)
Other comprehensive income	(96)	83,099	83,003
Balance at end of period	$(28,178)	$79,432	$51,254

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

The table below sets forth those ratios at September 30, 2021 and December 31, 2020:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,777,705	12.63%	$1,764,464	12.53%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,777,705	12.63%	1,764,464	12.53%	6.00%	8.00%
Total capital to risk-weighted assets	1,953,878	13.88%	1,940,638	13.79%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,777,705	7.39%	1,764,464	7.34%	4.00%	5.00%

December 31, 2020:
Common equity tier 1 capital to risk-weighted assets	$1,717,008	12.47%	$1,699,485	12.34%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,717,008	12.47%	1,699,485	12.34%	6.00%	8.00%
Total capital to risk-weighted assets	1,889,958	13.73%	1,872,427	13.60%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,717,008	8.00%	1,699,485	7.92%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2021, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2021, to change the capital adequacy category of the Company or the Bank.

11. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps that are designated as a fair value hedge. The derivatives are recognized on the unaudited interim consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes notional amounts and fair values of derivatives held by the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$22,066	$—	$(852)	$22,451	$—	$(1,276)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,962,557	68,046	—	3,002,333	129,888	—
Visa derivative	102,430	—	(852)	92,647	—	(4,554)
Interest rate caps and floors	148,800	4	(4)	148,800	7	(7)
Foreign exchange contracts	992	—	—	326	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of September 30, 2021, the amount of initial margin cash collateral received by the Company was $1.7 million. As of December 31, 2020, the amount of initial margin cash collateral posted by the Company was $4.8 million. As of September 30, 2021 and December 31, 2020, the variation margin was $68.0 million and $129.9 million, respectively.

As of September 30, 2021, the Company pledged $30.5 million in financial instruments and $21.5 million in cash as collateral for interest rate swaps. As of December 31, 2020, the Company pledged $30.8 million in financial instruments and $25.2 million in cash as collateral for interest rate swaps. As of September 30, 2021 and December 31, 2020, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At September 30, 2021 and December 31, 2020, the Company carried one interest rate swap with a notional amount of $22.1 million and $22.5 million, respectively. As of September 30, 2021 and December 31, 2020, the interest rate swap was categorized as a fair value hedge for a commercial and industrial loan with a negative fair value of $0.9 million and $1.3 million, respectively. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The swap matures in 2023.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2021 and 2020:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2021	2020	2021	2020
Gains (losses) on fair value hedging relationships recognized in interest income(1):
Recognized on interest rate swap	Loans and lease financing	$111	$156	$425	$(742)
Recognized on hedged item	Loans and lease financing	(126)	(326)	(512)	615

As of September 30, 2021 and December 31, 2020, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$23,290	$24,355	$975	$1,487

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	Net gains (losses) recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2021	2020	2021	2020
Derivatives Not Designated As Hedging Instruments:
Visa derivative	Other noninterest income	$(49)	$22	$(46)	$131

As of September 30, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $68.0 million and a negative fair value of nil. The Company received floating rates ranging from 0.00% to 3.41% and paid fixed rates ranging from 2.02% to 6.19%. The swaps mature between October 2021 and June 2040. As of December 31, 2020, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $129.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.15% to 3.16% and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil during both the three and nine months ended September 30, 2021 and 2020.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.0 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During both 2018 and 2019, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6228. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $0.9 million and $4.6 million was included in the unaudited interim consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil and $0.1 million were recognized during the three months ended September 30, 2021 and 2020, respectively, and $0.2 million were recognized during both the nine months ended September 30, 2021 and 2020.

Credit-Risk Related Contingent Features

Some of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $23.8 million and $19.8 million at September 30, 2021 and December 31, 2020, respectively, for which we posted $23.2 million and $20.4 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2021 and December 31, 2020, we may have been required to settle the contracts in an amount equal to their fair value.

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

In July 2021, a lawsuit was filed by a Bank vendor alleging breach of contract by FHB, relating to services provided to the Bank by the vendor. During the three and nine months ended September 30, 2021, the Company recorded an expense of $2.1 million related to the lawsuit.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $101.1 million and $93.1 million at September 30, 2021 and December 31, 2020, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $10.8 million and $11.0 million at September 30, 2021 and December 31, 2020, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2021 have maturities ranging from October 2021 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,513,489	$5,934,535
Standby letters of credit	175,584	185,108
Commercial letters of credit	5,971	3,834

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

Disaggregation of Revenue

In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has restated the selected financial information for the three and nine months ended September 30, 2020 in order to conform with the current presentation. See “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements for further information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$97,547	$41,218	$(6,172)	$132,593

Service charges on deposit accounts	6,151	335	503	6,989
Credit and debit card fees	—	14,105	1,302	15,407
Other service charges and fees	6,218	1,036	417	7,671
Trust and investment services income	8,625	—	—	8,625
Other	64	1,387	233	1,684
Not in scope of Topic 606(1)	1,640	1,454	6,634	9,728
Total noninterest income	22,698	18,317	9,089	50,104
Total revenue	$120,245	$59,535	$2,917	$182,697

	Nine Months Ended September 30, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$289,107	$119,718	$(15,593)	$393,232

Service charges on deposit accounts	18,025	899	1,415	20,339
Credit and debit card fees	—	41,322	4,170	45,492
Other service charges and fees	17,765	3,101	1,151	22,017
Trust and investment services income	25,824	—	—	25,824
Other	292	3,506	936	4,734
Not in scope of Topic 606(1)	6,862	5,058	13,017	24,937
Total noninterest income	68,768	53,886	20,689	143,343
Total revenue	$357,875	$173,604	$5,096	$536,575
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended September 30, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$96,709	$38,851	$(1,558)	$134,002

Service charges on deposit accounts	5,734	332	457	6,523
Credit and debit card fees	—	12,259	1,236	13,495
Other service charges and fees	5,433	570	321	6,324
Trust and investment services income	8,664	—	—	8,664
Other	325	2,084	176	2,585
Not in scope of Topic 606(1)	4,493	1,434	5,380	11,307
Total noninterest income	24,649	16,679	7,570	48,898
Total revenue	$121,358	$55,530	$6,012	$182,900

	Nine Months Ended September 30, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$278,267	$110,830	$11,410	$400,507

Service charges on deposit accounts	19,290	1,009	1,101	21,400
Credit and debit card fees	—	35,268	3,110	38,378
Other service charges and fees	14,887	1,209	1,175	17,271
Trust and investment services income	26,919	—	—	26,919
Other	567	4,689	476	5,732
Not in scope of Topic 606(1)	11,534	10,355	12,193	34,082
Total noninterest income	73,197	52,530	18,055	143,782
Total revenue	$351,464	$163,360	$29,465	$544,289
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three and nine months ended September 30, 2021 and 2020, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from two vendors which are being amortized over the term of the respective contracts. As of September 30, 2021 and December 31, 2020, the Company had contract liabilities of $0.4 million and $1.0 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2021, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.6 million, respectively, due to the passage of time. For the three and nine months ended September 30, 2020, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.6 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2021 and December 31, 2020, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2021 and December 31, 2020. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three and nine months ended September 30, 2021, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2020, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 353,000 and 352,000 antidilutive securities, respectively. For the three and nine months ended September 30, 2021 and 2020, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$64,279	$65,101	$208,713	$124,015

Denominator:
Basic: weighted-average shares outstanding	128,660,038	129,896,054	129,323,973	129,882,878
Add: weighted-average equity-based awards	550,410	189,480	571,338	246,812
Diluted: weighted-average shares outstanding	129,210,448	130,085,534	129,895,311	130,129,690

Basic earnings per share	$0.50	$0.50	$1.61	$0.95
Diluted earnings per share	$0.50	$0.50	$1.61	$0.95

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2021	2020	2021	2020
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$218	$195
Interest cost	Other noninterest expense	1,292	1,639	116	156
Expected return on plan assets	Other noninterest expense	(766)	(1,206)	—	—
Prior service credit	Other noninterest expense	—	—	—	(12)
Recognized net actuarial loss (gain)	Other noninterest expense	1,720	1,474	—	(80)
Total net periodic benefit cost		$2,246	$1,907	$334	$259

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$746	$573
Interest cost	Other noninterest expense	3,754	4,881	378	484
Expected return on plan assets	Other noninterest expense	(2,298)	(3,594)	—	—
Prior service credit	Other noninterest expense	—	—	—	(38)
Recognized net actuarial loss (gain)	Other noninterest expense	5,160	4,332	—	(132)
Total net periodic benefit cost		$6,616	$5,619	$1,124	$887

Leases

The Company recognized operating lease income related to lease payments of $1.7 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $5.0 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company recognized $1.6 million and $1.4 million of lease income related to variable lease payments for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2021 and December 31, 2020, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During both 2018 and 2019, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6228. The Visa derivative of $0.9 million and $4.6 million was included in the unaudited interim consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below:

	Fair Value Measurements as of September 30, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$187,861	$—	$187,861
Mortgage-backed securities:
Residential - Government agency(1)	—	98,134	—	98,134
Residential - Government-sponsored enterprises(1)	—	1,458,878	—	1,458,878
Commercial - Government agency	—	448,594	—	448,594
Commercial - Government-sponsored enterprises	—	1,301,249	—	1,301,249
Collateralized mortgage obligations:
Government agency	—	2,059,864	—	2,059,864
Government-sponsored enterprises	—	2,399,147	—	2,399,147
Total available-for-sale securities	—	7,953,727	—	7,953,727
Other assets(2)	7,327	68,050	—	75,377
Liabilities
Other liabilities(3)	—	(856)	(852)	(1,708)
Total	$7,327	$8,020,921	$(852)	$8,027,396
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$171,421	$—	$171,421
Mortgage-backed securities:
Residential - Government agency(1)	—	160,462	—	160,462
Residential - Government-sponsored enterprises(1)	—	447,200	—	447,200
Commercial - Government agency	—	599,650	—	599,650
Commercial - Government-sponsored enterprises	—	932,157	—	932,157
Collateralized mortgage obligations:
Government agency	—	1,933,553	—	1,933,553
Government-sponsored enterprises	—	1,826,972	—	1,826,972
Total available-for-sale securities	—	6,071,415	—	6,071,415
Other assets(2)	11,691	129,895	—	141,586
Liabilities
Other liabilities(3)	—	(1,283)	(4,554)	(5,837)
Total	$11,691	$6,200,027	$(4,554)	$6,207,164
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2021 and 2020, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020 are summarized below:

	Visa Derivative
(dollars in thousands)	2021	2020
Three Months Ended September 30,
Balance as of July 1,	$(2,132)	$(2,095)
Total net (losses) gains included in other noninterest income	(49)	22
Settlements	1,329	1,153
Balance as of September 30,	$(852)	$(920)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(49)	$22

Nine Months Ended September 30,
Balance as of January 1,	$(4,554)	$(4,233)
Total net (losses) gains included in other noninterest income	(46)	131
Settlements	3,748	3,182
Balance as of September 30,	$(852)	$(920)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(46)	$131

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$2,399,082	$268,467	$2,130,619	$—	$2,399,086
Loans held for sale	2,052	—	2,054	—	2,054
Loans(1)	12,596,650	—	—	12,743,078	12,743,078

Financial liabilities:
Time deposits(2)	$1,880,250	$—	$1,882,298	$—	$1,882,298
Long-term borrowings	200,000	—	209,751	—	209,751

	December 31, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,040,944	$303,373	$737,571	$—	$1,040,944
Loans held for sale	11,579	—	12,018	—	12,018
Loans(1)	13,033,686	—	—	13,255,636	13,255,636

Financial liabilities:
Time deposits(2)	$2,348,298	$—	$2,357,137	$—	$2,357,137
Long-term borrowings(3)	200,000	—	214,167	—	214,167
(1)	Excludes financing leases of $237.7 million at September 30, 2021 and $245.4 million at December 31, 2020.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $20.2 billion as of September 30, 2021 and $16.9 billion as of December 31, 2020.
(3)	Excludes capital lease obligations of $10 thousand as of December 31, 2020.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of September 30, 2021 and December 31, 2020, the Company had $6.7 billion and $6.1 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $46.6 million and $42.3 million at September 30, 2021 and December 31, 2020, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2021
Collateral-dependent loans	$—	$—	$—
December 31, 2020
Collateral-dependent loans	$—	$—	$1,840

Total expected credit losses recognized on collateral-dependent loans were nil for both the three months ended September 30, 2021 and 2020, and nil and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(852)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$1,840	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(4,554)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%
(1)	The fair value of these assets is determined based on appraised values of the collateral or broker opinions, the range of which is not meaningful to disclose.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(3)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(4)	The growth rate of 13% was based on the arithmetic average of analyst price targets.

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

The CARES Act, enacted on March 27, 2020, established, among other COVID-19 relief programs, a loan program (the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses. In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align PPP loan balances within the business segment that directly manages them. Specifically, PPP loan balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select PPP loan balances affected net interest income, net interest income after provision for credit losses, noninterest expense, provision for income taxes, net income and asset balances. The Company has reported its selected financial information using the new PPP loan balance alignments for the three and nine months ended September 30, 2021. The Company has restated the selected financial information for the three and nine months ended September 30, 2020 in order to conform with the current presentation.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2021
Net interest income (expense)	$97,547	$41,218	$(6,172)	$132,593
Benefit of (provision) for credit losses	3,067	4,233	(3,300)	4,000
Net interest income (expense) after provision for credit losses	100,614	45,451	(9,472)	136,593

Noninterest income	22,698	18,317	9,089	50,104
Noninterest expense	(60,870)	(26,371)	(13,795)	(101,036)
Income (loss) before (provision) benefit for income taxes	62,442	37,397	(14,178)	85,661

(Provision) benefit for income taxes	(15,660)	(9,269)	3,547	(21,382)
Net income (loss)	$46,782	$28,128	$(10,631)	$64,279
Total assets as of September 30, 2021	$6,881,247	$6,109,627	$12,557,448	$25,548,322

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2021
Net interest income (expense)	$289,107	$119,718	$(15,593)	$393,232
Benefit of (provision) for credit losses	17,191	23,728	(1,919)	39,000
Net interest income (expense) after provision for credit losses	306,298	143,446	(17,512)	432,232

Noninterest income	68,768	53,886	20,689	143,343
Noninterest expense	(185,874)	(73,842)	(37,014)	(296,730)
Income (loss) before (provision) benefit for income taxes	189,192	123,490	(33,837)	278,845

(Provision) benefit for income taxes	(47,670)	(30,898)	8,436	(70,132)
Net income (loss)	$141,522	$92,592	$(25,401)	$208,713
Total assets as of September 30, 2021	$6,881,247	$6,109,627	$12,557,448	$25,548,322

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2020
Net interest income (expense)	$96,709	$38,851	$(1,558)	$134,002
Provision for credit losses	(2,141)	(1,531)	(1,400)	(5,072)
Net interest income (expense) after provision for credit losses	94,568	37,320	(2,958)	128,930

Noninterest income	24,649	16,679	7,570	48,898
Noninterest expense	(57,125)	(19,914)	(14,590)	(91,629)
Income (loss) before (provision) benefit for income taxes	62,092	34,085	(9,978)	86,199

(Provision) benefit for income taxes	(15,452)	(8,168)	2,522	(21,098)
Net income (loss)	$46,640	$25,917	$(7,456)	$65,101
Total assets as of September 30, 2020	$6,947,160	$6,713,328	$8,650,213	$22,310,701

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2020
Net interest income	$278,267	$110,830	$11,410	$400,507
Provision for credit losses	(46,517)	(47,498)	(7,703)	(101,718)
Net interest income after provision for credit losses	231,750	63,332	3,707	298,789

Noninterest income	73,197	52,530	18,055	143,782
Noninterest expense	(178,791)	(59,481)	(41,273)	(279,545)
Income (loss) before (provision) benefit for income taxes	126,156	56,381	(19,511)	163,026

(Provision) benefit for income taxes	(30,529)	(13,769)	5,287	(39,011)
Net income (loss)	$95,627	$42,612	$(14,224)	$124,015
Total assets as of September 30, 2020	$6,947,160	$6,713,328	$8,650,213	$22,310,701

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

Recent Developments Regarding COVID-19 and the Hawaii and Global Economy

Overview

The COVID-19 pandemic has brought unprecedented challenges to businesses and economies around the world, particularly those in the United States. Our business has been, and continues to be, impacted by the recent and ongoing developments relating to the COVID-19 pandemic. Restrictive measures to address the pandemic eased during the first nine months of 2021, resulting in the improvement of the U.S. economy from 2020. The increased availability of COVID-19 vaccinations began to mitigate the public health effects of the pandemic. However, there has been a rise of the Delta variant of COVID-19 and slower progress on vaccination rates. Recovery from the related economic crisis continues to disproportionately affect certain industries, geographies, and demographics more than others.

In September 2020, the City and County of Honolulu (“City”) implemented a framework for reducing the spread of COVID-19, with criteria set for loosening or tightening restrictions on businesses and activities to keep Honolulu residents healthy, which was followed through August 2021. The framework included five tiers of re-opening, with Tier 1 being the most restrictive. On September 20, 2021, Mayor Rick Blangiardi announced that the City would move away from the tier system and into a more flexible approach to COVID-19 restrictions called the Safe Oahu Response Plan, which would allow the City to loosen or tighten restrictions as appropriate based on available metrics and the current circumstances. Under the Safe Oahu Response Plan as of October 27, 2021, the City is limiting indoor social gatherings to 10 people and outdoor social gatherings to 25 people, and planning to loosen restrictions for entertainment and spectator activities throughout October and November. According to the State of Hawaii Department of Health, as of October 27, 2021, approximately 71.2% of Hawaii’s population has been fully vaccinated and the 7-day average for new case counts is at 123 cases.

We recognize that our customers continue to experience varying degrees of financial distress, which we expect to continue throughout 2021. There remains a high degree of uncertainty relating to the ongoing spread and severity of the virus and new variants. To the extent that the economy continues to be negatively impacted by the pandemic, our results will be affected. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

Hawaii Economy

Hawaii’s economy continues to be significantly impacted by COVID-19 and the responses to it. On July 8, 2021, the State revised its travel requirements, allowing visitors to avoid the mandatory 10-day quarantine if 1) they test negative for COVID-19 within 72 hours of departure or 2) they present evidence of being fully vaccinated in the United States and its Territories. While visitor arrivals to Hawaii increased with reduced travel restrictions in the four-month period through July 2021, Governor Ige urged visitors in August to delay trips to Hawaii through the end of October, which may have resulted in lower visitor traffic in August and September. Because the Hawaii economy is heavily dependent on tourism, the combination of various response measures to the COVID-19 pandemic resulted in unprecedented fluxes in Hawaii unemployment. The statewide seasonally adjusted unemployment rate was 6.6% in September 2021 compared to 15.1% in September 2020, according to the Hawaii Department of Business, Economic Development & Tourism, while the national seasonally adjusted unemployment rate was 4.8% in September 2021 compared to 7.9% in September 2020. Visitor arrivals for the first nine months of 2021 increased by 119.8% compared to the same period in 2020, according to the Hawaii Tourism Authority. The timing and extent of the recovery of the Hawaii tourism industry remains highly uncertain and beyond our control. Despite decreasing unemployment rates, however, Hawaii’s demand for workers continues to strengthen but is constrained by a labor shortage that, in many cases, is impeding business activity throughout the State.

The volume of home sales on Oahu has increased relative to the corresponding period in 2020, which was significantly impacted by the COVID-19 pandemic. For the nine months ended September 30, 2021, the volume of single-family home sales increased by 24.2%, while condominium sales increased by 63.3% compared to the same period in 2020, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $975,000 and $467,500, respectively, or an increase of 20.2% and 8.7%, respectively, for the nine months ended September 30, 2021 as compared to the same period in 2020. As of September 30, 2021, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 1.2 and 1.8 months, respectively. Lastly, state general excise and use tax revenues increased by 11.6% for the first eight months of 2021 as compared to the same period in 2020, according to the Hawaii Department of Business, Economic Development & Tourism.

Legislative and Regulatory Developments

Actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to partially mitigate the economic effects of COVID-19 and related containment measures have had, and will continue to have, an impact on our financial position and results of operations. Certain of these actions are further discussed below.

The Federal Reserve has instituted a number of other measures to mitigate the lasting impact from the COVID-19 pandemic and to support the flow of credit to households and businesses, offset forced liquidiations and restore liquidity in the financial markets. For example, among other things, the Federal Reserve lowered the rate charged on its discount window while extending the length of the loans offered, and introduced a number of additional facilities designed to enhance support for small and mid-sized businesses.

The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID-19, such as:

●	The CARES Act, enacted on March 27, 2020, established, among other COVID-19 relief programs, a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses.

●	The Consolidated Appropriations Act – 2021 (the “CAA”) extended the term of a number of initiatives under the CARES Act. One such example was the extension of the Small Business Administration’s (“SBA”) authority to make commitments under the PPP to March 31, 2021 or until the additional PPP funds were exhausted. The PPP Extension Act of 2021 later extended the covered period of the PPP to June 30, 2021. The PPP ended on May 31, 2021.

●	The American Rescue Plan Act of 2021 (“American Rescue Plan”), enacted on March 11, 2021, builds upon the measures established in the CARES Act and the CAA. Through this legislation, unemployment benefits were extended to September 6, 2021, eligible individuals received direct stimulus payments of up to $1,400, an additional $7 billion was added to the PPP, while expanding eligibility to include non-profit organizations previously excluded from the program, and funds were allocated for COVID-19 vaccines, testing and contact tracing.

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

Impact to our Operations

We saw a significant decrease in customer traffic in our branches in the past year. As a result, we strategically closed 26 of our branch locations on a temporary basis since 2020, closed four of them permanently, and have decided to close three more of them permanently by December 2021. As of September 2021, we reopened all 19 of the remaining temporarily closed branch locations in connection with the reopening of local businesses. The temporary (or in certain cases, permanent) closures of bank branches and the safety precautions implemented at reopened branches could result in consumers becoming more comfortable with technology and seeing less need for face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The Bank continues to adapt to these changing behaviors and launched its newly enhanced mobile banking application in April 2021, allowing customers to not only perform certain transactions virtually but also to integrate their financial information in one place and categorize their transactions to fit their budgeting or financial management needs. We continue to provide service to customers and operate our businesses on all islands of Hawaii, Guam and Saipan. Many of our employees continue to work remotely. We continue to emphasize the importance of practicing social distancing and good hygiene practices in the workplace, especially as more employees have returned to working in our physical offices and spaces.

Impact on our Financial Position and Results of Operations

We expect that COVID-19 will continue to impact commercial activity throughout the State of Hawaii and nationally, and thus continue to affect the way our customers (businesses and individuals), vendors and counterparties meet existing payment, or other, obligations to us. As Hawaii’s economy continues to reopen, we expect that local consumption of goods and services will continue to improve. Additionally, although forecasts of the Hawaii economy currently point towards more favorable results with the upcoming holiday season and the potential travel that accompanies it, the timing and extent of the recovery of the Hawaii tourism industry remains uncertain and is dependent upon, among other things, the number of cases declining around the globe, in the United States and, in particular, in Hawaii, public health impacts of new COVID-19 variants, the continued administration of the vaccine to unvaccinated populations, and the effectivity and the duration of immunity granted by current vaccines.

During this time of uncertainty, we remain committed to servicing our customers. The economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. For example, certain industries may take longer to recover (particularly those that rely on visitors or in-person foot traffic) as certain consumers may still be hesitant to travel or return to full social interaction. Our credit risk profile has also been, and we expect that it will continue to be, adversely impacted during this period of financial hardship for our customers. We lend to customers operating in industries including tourism, hotels/lodging, restaurants, entertainment and commercial real estate, among others. We will continue to closely monitor the impact that COVID-19 has on our customers and will adjust the means by which we assist our customers during this period of financial hardship.

The uncertainty of the economy as it recovers from the pandemic may continue to have a negative impact on our financial position and results of operations. A sustained period of lower interest rates would likely reduce our net interest margin, as, currently, our interest rate profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities. Although the Federal Open Market Committee voted to keep short-term interest rates near zero in September 2021, the future continues to remain highly uncertain. Our net interest margin may also be reduced as a result of our participation in the PPP, as loans made thereunder that are not forgiven carry an interest rate of 1%.

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of September 30, 2021, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 (“CET1”) capital ratio of 12.63% compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as borrowings and repurchase agreements, and our longer-term funding sources. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity” and “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Income Statement Data:
Interest income	$137,204	$141,927	$408,002	$441,078
Interest expense	4,611	7,925	14,770	40,571
Net interest income	132,593	134,002	393,232	400,507
Provision for credit losses	(4,000)	5,072	(39,000)	101,718
Net interest income after provision for credit losses	136,593	128,930	432,232	298,789
Noninterest income	50,104	48,898	143,343	143,782
Noninterest expense	101,036	91,629	296,730	279,545
Income before provision for income taxes	85,661	86,199	278,845	163,026
Provision for income taxes	21,382	21,098	70,132	39,011
Net income	$64,279	$65,101	$208,713	$124,015
Basic earnings per share	$0.50	$0.50	$1.61	$0.95
Diluted earnings per share	$0.50	$0.50	$1.61	$0.95
Basic weighted-average outstanding shares	128,660,038	129,896,054	129,323,973	129,882,878
Diluted weighted-average outstanding shares	129,210,448	130,085,534	129,895,311	130,129,690
Dividends declared per share	$0.26	$0.26	$0.78	$0.78
Dividend payout ratio	52.00%	52.00%	48.45%	82.11%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$132,593	$134,002	$393,232	$400,507
Core noninterest income	50,104	48,874	143,241	143,884
Core noninterest expense	98,936	91,629	293,470	279,545
Core net income	65,819	65,083	211,216	124,090
Core basic earnings per share	0.51	0.50	1.63	0.96
Core diluted earnings per share	0.51	0.50	1.63	0.95
Other Financial Information / Performance Ratios(2):
Net interest margin	2.36%	2.70%	2.45%	2.79%
Core net interest margin (non-GAAP)(1),(3)	2.36%	2.70%	2.45%	2.79%
Efficiency ratio	55.07%	50.01%	55.10%	51.32%
Core efficiency ratio (non-GAAP)(1),(4)	53.92%	50.02%	54.51%	51.31%
Return on average total assets	1.02%	1.16%	1.16%	0.76%
Core return on average total assets (non-GAAP)(1),(5)	1.04%	1.16%	1.18%	0.76%
Return on average tangible assets (non-GAAP)(11)	1.06%	1.21%	1.21%	0.80%
Core return on average tangible assets (non-GAAP)(1),(6)	1.09%	1.21%	1.23%	0.80%
Return on average total stockholders' equity	9.31%	9.58%	10.26%	6.16%
Core return on average total stockholders' equity (non-GAAP)(1),(7)	9.54%	9.57%	10.38%	6.17%
Return on average tangible stockholders' equity (non-GAAP)(11)	14.63%	15.16%	16.19%	9.79%
Core return on average tangible stockholders' equity (non-GAAP)(1),(8)	14.98%	15.15%	16.38%	9.80%
Noninterest expense to average assets	1.60%	1.63%	1.65%	1.72%
Core noninterest expense to average assets (non-GAAP)(1),(9)	1.57%	1.63%	1.63%	1.72%
				(continued)

(continued)	September 30,	December 31,
(dollars in thousands, except per share data)	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$2,399,082	$1,040,944
Investment securities	7,953,727	6,071,415
Loans and leases	12,834,339	13,279,097
Allowance for credit losses for loans and leases	161,246	208,454
Goodwill	995,492	995,492
Total assets	25,548,322	22,662,831
Total deposits	22,120,003	19,227,723
Long-term borrowings	200,000	200,010
Total liabilities	22,836,588	19,918,727
Total stockholders' equity	2,711,734	2,744,104
Book value per share	$21.14	$21.12
Tangible book value per share (non-GAAP)(11)	$13.38	$13.46

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.07%	0.07%
Allowance for credit losses for loans and leases / total loans and leases	1.26%	1.57%
Net charge-offs / average total loans and leases(10)	0.06%	0.23%

	September 30,	December 31,
Capital Ratios:	2021	2020
Common Equity Tier 1 Capital Ratio	12.63%	12.47%
Tier 1 Capital Ratio	12.63%	12.47%
Total Capital Ratio	13.88%	13.73%
Tier 1 Leverage Ratio	7.39%	8.00%
Total stockholders' equity to total assets	10.61%	12.11%
Tangible stockholders' equity to tangible assets (non-GAAP)(11)	6.99%	8.07%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net interest income	$132,593	$134,002	$393,232	$400,507
Core net interest income (non-GAAP)	$132,593	$134,002	$393,232	$400,507

Noninterest income	$50,104	$48,898	$143,343	$143,782
(Gains) losses on sale of securities	—	(24)	(102)	102
Core noninterest income (non-GAAP)	$50,104	$48,874	$143,241	$143,884

Noninterest expense	$101,036	$91,629	$296,730	$279,545
Loss on litigation	(2,100)	—	(2,100)	—
One-time items(a)	—	—	(1,160)	—
Core noninterest expense (non-GAAP)	$98,936	$91,629	$293,470	$279,545

Net income	$64,279	$65,101	$208,713	$124,015
(Gains) losses on sale of securities	—	(24)	(102)	102
Loss on litigation	2,100	—	2,100	—
One-time noninterest expense items(a)	—	—	1,160	—
Tax adjustments(b)	(560)	6	(655)	(27)
Total core adjustments	1,540	(18)	2,503	75
Core net income (non-GAAP)	$65,819	$65,083	$211,216	$124,090

Basic earnings per share	$0.50	$0.50	$1.61	$0.95
Diluted earnings per share	$0.50	$0.50	$1.61	$0.95
Efficiency ratio	55.07%	50.01%	55.10%	51.32%

Core basic earnings per share (non-GAAP)	$0.51	$0.50	$1.63	$0.96
Core diluted earnings per share (non-GAAP)	$0.51	$0.50	$1.63	$0.95
Core efficiency ratio (non-GAAP)	53.92%	50.02%	54.51%	51.31%
(a)	One-time items included severance costs.
(b)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Except for the efficiency ratio and the core efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2021 and 2020.

(3)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(4)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see Table 2, GAAP to Non-GAAP Reconciliation.

(5)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(6)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(7)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(8)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see Table 2, GAAP to Non-GAAP Reconciliation.

(9)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see Table 2, GAAP to Non-GAAP Reconciliation.

(10)	Net charge-offs / average total loans and leases is annualized for the nine months ended September 30, 2021.

(11)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 3
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Income Statement Data:
Noninterest expense	$101,036	$91,629	$296,730	$279,545
Core noninterest expense	$98,936	$91,629	$293,470	$279,545

Net income	$64,279	$65,101	$208,713	$124,015
Core net income	$65,819	$65,083	$211,216	$124,090

Average total stockholders' equity	$2,738,540	$2,704,129	$2,719,442	$2,687,632
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,743,048	$1,708,637	$1,723,950	$1,692,140

Average total assets	$25,058,085	$22,341,485	$24,013,691	$21,667,948
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$24,062,593	$21,345,993	$23,018,199	$20,672,456

Return on average total stockholders' equity(a)	9.31%	9.58%	10.26%	6.16%
Core return on average total stockholders' equity (non-GAAP)(a)	9.54%	9.57%	10.38%	6.17%
Return on average tangible stockholders' equity (non-GAAP)(a)	14.63%	15.16%	16.19%	9.79%
Core return on average tangible stockholders' equity (non-GAAP)(a)	14.98%	15.15%	16.38%	9.80%

Return on average total assets(a)	1.02%	1.16%	1.16%	0.76%
Core return on average total assets (non-GAAP)(a)	1.04%	1.16%	1.18%	0.76%
Return on average tangible assets (non-GAAP)(a)	1.06%	1.21%	1.21%	0.80%
Core return on average tangible assets (non-GAAP)(a)	1.09%	1.21%	1.23%	0.80%

Noninterest expense to average assets(a)	1.60%	1.63%	1.65%	1.72%
Core noninterest expense to average assets (non-GAAP)(a)	1.57%	1.63%	1.63%	1.72%

(continued)

	As of	As of
(continued)	September 30,	December 31,
(dollars in thousands, except share amount and per share data)	2021	2020
Balance Sheet Data:
Total stockholders' equity	$2,711,734	$2,744,104
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,716,242	$1,748,612

Total assets	$25,548,322	$22,662,831
Less: goodwill	995,492	995,492
Tangible assets	$24,552,830	$21,667,339

Shares outstanding	128,255,570	129,912,272

Total stockholders' equity to total assets	10.61%	12.11%
Tangible stockholders' equity to tangible assets (non-GAAP)	6.99%	8.07%

Book value per share	$21.14	$21.12
Tangible book value per share (non-GAAP)	$13.38	$13.46
(a)	Annualized for the three and nine months ended September 30, 2021 and 2020.

Financial Highlights

Results of operations for the three and nine months ended September 30, 2021 and 2020 were significantly affected by the economic decline attributable to the onset of the COVID-19 pandemic that began to be felt in March 2020, as well as the economic improvements that occurred in the first nine months of 2021 as the Hawaii economy began to reopen and tourists started to return to Hawaii in more significant numbers.

Net income was $64.3 million for the three months ended September 30, 2021, a decrease of $0.8 million or 1% as compared to the same period in 2020. Basic and diluted earnings per share were both $0.50 per share for the three months ended September 30, 2021, flat as compared to the same period in 2020. The decrease in net income was primarily due to a $9.4 million increase in noninterest expense, a $1.4 million decrease in net interest income and a $0.3 million increase in the provision for income taxes for the three months ended September 30, 2021, partially offset by a negative provision for credit losses (the “Provision”) of $4.0 million for the three months ended September 30, 2021, compared to a Provision of $5.1 million for the three months ended September 30, 2020. In addition, the decrease in net income was also partially offset by a $1.2 million increase in noninterest income.

Our return on average total assets was 1.02% for the three months ended September 30, 2021, a decrease of 14 basis points from the same period in 2020, and our return on average total stockholders’ equity was 9.31% for the three months ended September 30, 2021, a decrease of 27 basis points from the same period in 2020. Our return on average tangible assets was 1.06% for the three months ended September 30, 2021, a decrease of 15 basis points from the same period in 2020, and our return on average tangible stockholders’ equity was 14.63% for the three months ended September 30, 2021, a decrease of 53 basis points from the same period in 2020. Our efficiency ratio was 55.07% for the three months ended September 30, 2021 compared to 50.01% for the same period in 2020.

Our results for the three months ended September 30, 2021 were highlighted by the following:

●	Net interest income was $132.6 million for the three months ended September 30, 2021, a decrease of $1.4 million or 1% as compared to the same period in 2020. Our net interest margin was 2.36% for the three months ended September 30, 2021, a decrease of 34 basis points as compared to the same period in 2020. The decrease in net interest income was primarily due to lower average balances and yields in a few loan categories, due to the low interest rate environment, partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs.

●	There was a negative Provision of $4.0 million for the three months ended September 30, 2021, compared to a Provision of $5.1 million for the same period in 2020. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the Allowance for Credit Losses (“ACL”) at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $50.1 million for the three months ended September 30, 2021, an increase of $1.2 million or 2% as compared to the same period in 2020. The increase was primarily due to a $2.0 million increase in credit and debit card fees, a $1.2 million increase in other service charges and fees and a $0.5 million increase in service charges on deposit accounts. This was partially offset by a $2.3 million decrease in other noninterest income.

●	Noninterest expense was $101.0 million for the three months ended September 30, 2021, an increase of $9.4 million or 10% compared to the same period in 2020. The increase in noninterest expense was primarily due to a $4.9 million increase in other noninterest expense, a $2.2 million increase in salaries and employee benefits, a $1.6 million increase in card rewards program expense and a $1.4 million increase in equipment expense, partially offset by a $0.6 million decrease in regulatory assessment and fees.

Net income was $208.7 million for the nine months ended September 30, 2021, an increase of $84.7 million or 68% as compared to the same period in 2020. Basic and diluted earnings per share were both $1.61 per share for the nine months ended September 30, 2021, an increase of $0.66 per share as compared to the same period in 2020. The increase in net income was primarily due to a negative Provision of $39.0 million for the nine months ended September 30, 2021, compared to a Provision of $101.7 million for the nine months ended September 30, 2020. This was partially offset by a $31.1 million increase in the provision for income taxes, a $17.2 million increase in noninterest expense, a $7.3 million decrease in net interest income and a $0.4 million decrease in noninterest income for the nine months ended September 30, 2021.

Our return on average total assets was 1.16% for the nine months ended September 30, 2021, an increase of 40 basis points from the same period in 2020, and our return on average total stockholders’ equity was 10.26% for the nine months ended September 30, 2021, up from 6.16% for the same period in 2020. Our return on average tangible assets was 1.21% for the nine months ended September 30, 2021, an increase of 41 basis points from the same period in 2020, and our return on average tangible stockholders’ equity was 16.19% for the nine months ended September 30, 2021, up from 9.79% for the same period in 2020. Our efficiency ratio was 55.10% for the nine months ended September 30, 2021 compared to 51.32% for the same period in 2020.

Our results for the nine months ended September 30, 2021 were highlighted by the following:

●	Net interest income was $393.2 million for the nine months ended September 30, 2021, a decrease of $7.3 million or 2% as compared to the same period in 2020. Our net interest margin was 2.45% for the nine months ended September 30, 2021, a decrease of 34 basis points as compared to the same period in 2020. The decrease in net interest income was primarily due to lower average balances and yields in a few loan categories and lower yields in our investment securities portfolio, primarily due to the low interest rate environment. This was partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs.

●	There was a negative Provision of $39.0 million for the nine months ended September 30, 2021, compared to a Provision of $101.7 million for the same period in 2020. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $143.3 million for the nine months ended September 30, 2021, a decrease of $0.4 million as compared to the same period in 2020. The decrease was primarily due to a $8.6 million decrease in other noninterest income, a $1.3 million decrease in Bank-owned life insurance (“BOLI”) income, a $1.1 million decrease in trust and investment services income and a $1.1 million decrease in service charges on deposit accounts, partially offset by a $7.4 million increase in credit and debit card fees and a $3.9 million increase in other service charges and fees.

●	Noninterest expense was $296.7 million for the nine months ended September 30, 2021, an increase of $17.2 million or 6% as compared to the same period in 2020. The increase in noninterest expense was primarily due to a $7.3 million increase in other noninterest expense, a $4.9 million increase in salaries and employee benefits expense, a $3.4 million increase in equipment expense, a $2.1 million increase in contracted services and professional fees and a $0.5 million increase in card rewards program expense, partially offset by a $0.8 million decrease in regulatory assessment and fees.

Hawaii’s economy continues to be significantly impacted by COVID-19 and the responses to it. Because the Hawaii economy is heavily dependent on tourism, the combination of various response measures to the COVID-19 pandemic resulted in unprecedented fluxes in Hawaii unemployment and a slower economic recovery than the U.S. Mainland. While we saw visitor arrivals increase with looser travel restrictions in the second quarter and into July 2021, Governor Ige urged visitors in August to delay trips to Hawaii through the end of October, which may have resulted in lower visitor traffic in August and September. The timing and extent of the return of air travel and the recovery of the Hawaii tourism industry remains highly uncertain and beyond our control.

We continued to maintain high levels of liquidity and remained well-capitalized as of September 30, 2021. CET1 was 12.63% as of September 30, 2021, an increase of 16 basis points from December 31, 2020. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2021, including the $39.0 million negative Provision, partially offset by the dividends declared and paid to the Company’s stockholders. The U.S. government and bank regulatory agencies have enacted certain fiscal stimulus measures to counteract the economic disruption caused by COVID-19 and support the flow of credit to households and businesses. These actions have contributed to our continued high levels of liquidity.

●	Total loans and leases were $12.8 billion as of September 30, 2021, a decrease of $444.8 million or 3% from December 31, 2020. The decrease was primarily due to a decrease in dealer flooring and PPP loans, partially offset by increases in our Shared National Credits, commercial real estate, residential mortgage and construction portfolios. The decrease in dealer flooring balances was driven by the global chip shortage that has been adversely impacting the automobile industry. Additionally, the aforementioned lag in Hawaii’s economic recovery in comparison to the U.S. Mainland has led to slower growth in loan demand within the Hawaii markets.

●	The ACL was $161.2 million as of September 30, 2021, a decrease of $47.2 million or 23% from December 31, 2020. This decrease was primarily due to the $40.9 million negative Provision expense due to lower expected credit losses in the consumer and commercial real estate portfolios. The ratio of our ACL to total loans and leases outstanding was 1.26% as of September 30, 2021, a decrease of 31 basis points compared to December 31, 2020.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. The total fair value of our investment securities portfolio was $8.0 billion as of September 30, 2021, an increase of $1.9 billion or 31% from December 31, 2020. The increase was primarily due to purchases in this portfolio as we invested excess liquidity into securities, partially offset by principal repayments.

●	Total deposits were $22.1 billion as of September 30, 2021, an increase of $2.9 billion or 15% from December 31, 2020. The increase in total deposits was primarily due to a $1.4 billion increase in demand deposit balances, a $1.3 billion increase in savings deposit balances and a $682.0 million increase in money market deposit balances, partially offset by a $468.0 million decrease in time deposit balances.

●	Total stockholders’ equity was $2.7 billion as of September 30, 2021, a decrease of $32.4 million or 1% from December 31, 2020. The decrease in stockholders’ equity was primarily due to dividends declared and paid to the Company’s stockholders of $100.9 million, a net unrealized loss in the fair value of our investment securities net of tax of $93.1 million and share repurchases of $53.5 million, partially offset by earnings for the period of $208.7 million.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2021 and 2020, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates						Table 4
	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2,356.4	$0.9	0.16%	$889.6	$0.2	0.10%
Available-for-Sale Investment Securities
Taxable	6,654.6	22.9	1.37	5,308.5	20.2	1.52
Non-Taxable	561.1	2.9	2.11	25.7	0.1	2.11
Total Available-for-Sale Investment Securities	7,215.7	25.8	1.43	5,334.2	20.3	1.53
Loans Held for Sale	2.2	—	2.39	10.2	0.1	2.67
Loans and Leases (1)
Commercial and industrial	2,367.2	19.7	3.29	3,230.4	21.6	2.67
Commercial real estate	3,447.0	25.4	2.92	3,418.0	27.8	3.23
Construction	862.4	7.0	3.24	637.6	5.2	3.22
Residential:
Residential mortgage	3,866.1	34.6	3.58	3,680.5	37.9	4.12
Home equity line	837.7	5.5	2.62	871.1	6.6	3.02
Consumer	1,260.2	16.8	5.28	1,474.4	20.2	5.46
Lease financing	241.3	2.0	3.23	247.4	1.8	2.90
Total Loans and Leases	12,881.9	111.0	3.43	13,559.4	121.1	3.56
Other Earning Assets	77.0	0.3	1.34	53.3	0.5	3.32
Total Earning Assets (2)	22,533.2	138.0	2.44	19,846.7	142.2	2.86
Cash and Due from Banks	290.5			307.9
Other Assets	2,234.4			2,186.9
Total Assets	$25,058.1			$22,341.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,886.0	$0.6	0.03%	$5,768.3	$0.6	0.04%
Money Market	3,957.1	0.5	0.05	3,288.2	0.4	0.05
Time	1,884.4	2.1	0.45	3,029.8	5.2	0.69
Total Interest-Bearing Deposits	12,727.5	3.2	0.10	12,086.3	6.2	0.20
Short-Term Borrowings	—	—	—	45.1	0.3	2.69
Long-Term Borrowings	200.0	1.4	2.76	200.0	1.4	2.77
Total Interest-Bearing Liabilities	12,927.5	4.6	0.14	12,331.4	7.9	0.26
Net Interest Income		$133.4			$134.3
Interest Rate Spread			2.30%			2.60%
Net Interest Margin			2.36%			2.70%
Noninterest-Bearing Demand Deposits	8,894.3			6,805.7
Other Liabilities	497.7			500.3
Stockholders' Equity	2,738.6			2,704.1
Total Liabilities and Stockholders' Equity	$25,058.1			$22,341.5
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.8 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively.

Analysis of Change in Net Interest Income			Table 5
	Three Months Ended September 30, 2021
	Compared to September 30, 2020
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.5	$0.2	$0.7
Available-for-Sale Investment Securities
Taxable	4.8	(2.1)	2.7
Non-Taxable	2.8	—	2.8
Total Available-for-Sale Investment Securities	7.6	(2.1)	5.5
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	(6.3)	4.4	(1.9)
Commercial real estate	0.2	(2.6)	(2.4)
Construction	1.8	—	1.8
Residential:
Residential mortgage	1.8	(5.1)	(3.3)
Home equity line	(0.2)	(0.9)	(1.1)
Consumer	(2.8)	(0.6)	(3.4)
Lease financing	—	0.2	0.2
Total Loans and Leases	(5.5)	(4.6)	(10.1)
Other Earning Assets	0.1	(0.3)	(0.2)
Total Change in Interest Income	2.6	(6.8)	(4.2)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	(0.1)	—
Money Market	0.1	—	0.1
Time	(1.6)	(1.5)	(3.1)
Total Interest-Bearing Deposits	(1.4)	(1.6)	(3.0)
Short-term Borrowings	(0.2)	(0.1)	(0.3)
Total Change in Interest Expense	(1.6)	(1.7)	(3.3)
Change in Net Interest Income	$4.2	$(5.1)	$(0.9)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $133.4 million for the three months ended September 30, 2021, a decrease of $0.9 million or 1% compared to the same period in 2020. Our net interest margin was 2.36% for the three months ended September 30, 2021, a decrease of 34 basis points from the same period in 2020. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower average balances and yields in a few loan categories, partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs during the three months ended September 30, 2021. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the three months ended September 30, 2021 and 2020 included $7.7 million and $5.6 million, respectively, of fees from PPP loans. As of September 30, 2021, there were approximately $15.3 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the three months ended September 30, 2021, the average balance of our loans and leases was $12.9 billion, a decrease of $677.5 million or 5% compared to the same period in 2020. Yields on our loans and leases were 3.43% for the three months ended September 30, 2021, a decrease of 13 basis points as compared to the same period in 2020. We experienced a decrease in our yields from total loans primarily due to decreases in our residential mortgage and commercial real estate loans. This was partially offset by an increase in our yields from commercial and industrial loans. The adjustable rate commercial real estate loans are typically based on the LIBOR. Increases in the yield on commercial and industrial loans stemmed from higher PPP loan fees as these fees were accelerated into income upon the forgiveness of the loans. For the three months ended September 30, 2021, the average balance of our investment securities portfolio was $7.2 billion, an increase of $1.9 billion or 35% compared to the same period in 2020. Deposit funding costs were $3.2 million for the three months ended September 30, 2021, a decrease of $3.0 million or 48% compared to the same period in 2020 primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 10 basis points for the three months ended September 30, 2021, a decrease of 10 basis points compared to the same period in 2020.

For the nine months ended September 30, 2021 and 2020, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 6. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 7.

Average Balances and Interest Rates						Table 6
	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,604.6	$1.5	0.13%	$947.3	$2.2	0.31%
Available-for-Sale Investment Securities
Taxable	6,303.5	67.5	1.43	4,579.8	59.0	1.72
Non-Taxable	436.9	6.9	2.11	8.9	0.1	2.11
Total Available-for-Sale Investment Securities	6,740.4	74.4	1.47	4,588.7	59.1	1.72
Loans Held for Sale	4.4	0.1	2.31	11.9	0.2	2.31
Loans and Leases(1)
Commercial and industrial	2,756.2	61.2	2.97	3,202.4	70.5	2.94
Commercial real estate	3,417.5	75.6	2.96	3,423.9	90.7	3.54
Construction	803.8	19.2	3.19	586.9	15.8	3.59
Residential:
Residential mortgage	3,776.5	103.3	3.65	3,700.8	111.3	4.01
Home equity line	824.1	16.7	2.71	881.2	21.1	3.20
Consumer	1,287.1	51.4	5.34	1,537.5	63.9	5.55
Lease financing	243.2	5.7	3.10	236.4	5.1	2.90
Total Loans and Leases	13,108.4	333.1	3.39	13,569.1	378.4	3.72
Other Earning Assets	65.9	0.8	1.65	57.3	1.6	3.78
Total Earning Assets(2)	21,523.7	409.9	2.54	19,174.3	441.5	3.07
Cash and Due from Banks	291.7			310.1
Other Assets	2,198.3			2,183.5
Total Assets	$24,013.7			$21,667.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,410.9	$1.7	0.04%	$5,454.7	$4.7	0.12%
Money Market	3,758.3	1.5	0.05	3,208.1	6.1	0.25
Time	2,067.7	7.4	0.48	2,966.9	19.6	0.88
Total Interest-Bearing Deposits	12,236.9	10.6	0.12	11,629.7	30.4	0.35
Short-Term Borrowings	—	—	—	279.9	6.0	2.87
Long-Term Borrowings	200.0	4.2	2.76	200.0	4.2	2.77
Total Interest-Bearing Liabilities	12,436.9	14.8	0.16	12,109.6	40.6	0.45
Net Interest Income		$395.1			$400.9
Interest Rate Spread			2.38%			2.62%
Net Interest Margin			2.45%			2.79%
Noninterest-Bearing Demand Deposits	8,358.5			6,365.5
Other Liabilities	498.9			505.2
Stockholders' Equity	2,719.4			2,687.6
Total Liabilities and Stockholders' Equity	$24,013.7			$21,667.9
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.9 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Analysis of Change in Net Interest Income			Table 7
	Nine Months Ended September 30, 2021
	Compared to September 30, 2020
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$1.0	$(1.7)	$(0.7)
Available-for-Sale Investment Securities
Taxable	19.6	(11.1)	8.5
Non-Taxable	6.8	—	6.8
Total Available-for-Sale Investment Securities	26.4	(11.1)	15.3
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	(10.0)	0.7	(9.3)
Commercial real estate	(0.2)	(14.9)	(15.1)
Construction	5.3	(1.9)	3.4
Residential:
Residential mortgage	2.2	(10.2)	(8.0)
Home equity line	(1.3)	(3.1)	(4.4)
Consumer	(10.1)	(2.4)	(12.5)
Lease financing	0.2	0.4	0.6
Total Loans and Leases	(13.9)	(31.4)	(45.3)
Other Earning Assets	0.2	(1.0)	(0.8)
Total Change in Interest Income	13.6	(45.2)	(31.6)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.7	(3.7)	(3.0)
Money Market	0.9	(5.5)	(4.6)
Time	(4.9)	(7.3)	(12.2)
Total Interest-Bearing Deposits	(3.3)	(16.5)	(19.8)
Short-Term Borrowings	(3.0)	(3.0)	(6.0)
Total Change in Interest Expense	(6.3)	(19.5)	(25.8)
Change in Net Interest Income	$19.9	$(25.7)	$(5.8)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $395.1 million for the nine months ended September 30, 2021, a decrease of $5.8 million or 1% compared to the same period in 2020. Our net interest margin was 2.45% for the nine months ended September 30, 2021, a decrease of 34 basis points from the same period in 2020. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower average balances and yields in a few loan categories and lower yields in our investment securities portfolio. This was partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the nine months ended September 30, 2021 and 2020 included $21.7 million and $9.3 million, respectively, of fees from PPP loans. As of September 30, 2021, there were approximately $15.3 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the nine months ended September 30, 2021, the average balance of our loans and leases was $13.1 billion, a decrease of $460.7 million or 3% compared to the same period in 2020. Yields on our loans and leases were 3.39% for the nine months ended September 30, 2021, a decrease of 33 basis points as compared to the same period in 2020. We experienced a decrease in our yield from total loans primarily due to decreases in commercial real estate and residential mortgage. The decrease in our adjustable rate commercial real estate loans are typically based on LIBOR. For the nine months ended September 30, 2021, the average balance of our investment securities portfolio was $6.7 billion, an increase of $2.2 billion or 47% compared to the same period in 2020. For the nine months ended September 30, 2021, the yield in our investment securities portfolio was 1.47%, a decrease of 25 basis points compared to the same period in 2020. Deposit funding costs were $10.6 million for the nine months ended September 30, 2021, a decrease of $19.8 million or 65% compared to the same period in 2020. Rates paid on our interest-bearing deposits were 12 basis points for the nine months ended September 30, 2021, a decrease of 23 basis points compared to the same period in 2020.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate at the start of 2020 was 4.75%. The prime rate decreased 150 basis points in March 2020 to 3.25%, where it remained as at the end of the third quarter of 2021. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At September 30, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.08% and 0.13%, respectively, while at September 30, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.15% and 0.23%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2020 at 1.50% to 1.75%. The target range for the federal funds rate decreased 150 basis points in March 2020 to 0.00% to 0.25%, where it remained as at the end of the third quarter of 2021. In September 2021, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels through 2021. The decrease in the target range for the federal funds rate in 2020 was largely an emergency measure by the Federal Reserve aimed at mitigating the economic impact of COVID-19.

Provision for Credit Losses

There was a negative Provision of $4.0 million for the three months ended September 30, 2021, compared to a Provision of $5.1 million for the same period in 2020. This decrease was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. We recorded net charge-offs of loans and leases of $0.6 million for the three months ended September 30, 2021 and net recoveries of loans and leases of $0.1 million for the three months ended September 30, 2020. This represented charge-offs of 0.02% and nil of average loans and leases, on an annualized basis, for the three months ended September 30, 2021 and 2020, respectively. There was a negative Provision of $39.0 million for the nine months ended September 30, 2021, compared to a Provision of $101.7 million for the same period in 2020. We recorded net charge-offs of loans and leases of $6.3 million and $29.4 million for the nine months ended September 30, 2021 and 2020, respectively. This represented net charge-offs of 0.06% and 0.29% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2021 and 2020, respectively. The ACL was $161.2 million as of September 30, 2021, a decrease of $47.2 million or 23% from December 31, 2020 and represented 1.26% of total outstanding loans and leases as of September 30, 2021 compared to 1.57% of total outstanding loans and leases as of December 31, 2020. The reserve for unfunded commitments was $32.5 million as of September 30, 2021, compared to $30.6 million as of December 31, 2020. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 8 presents the major components of noninterest income for the three months ended September 30, 2021 and 2020 and Table 9 presents the major components of noninterest income for the nine months ended September 30, 2021 and 2020:

Noninterest Income				Table 8
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Service charges on deposit accounts	$6,989	$6,523	$466	7%
Credit and debit card fees	16,017	14,049	1,968	14
Other service charges and fees	10,233	9,021	1,212	13
Trust and investment services income	8,625	8,664	(39)	—
Bank-owned life insurance	4,841	4,903	(62)	(1)
Investment securities gains, net	—	24	(24)	n/m
Other	3,399	5,714	(2,315)	(41)
Total noninterest income	$50,104	$48,898	$1,206	2%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended September 30, 2021 to the same period in 2020.

Noninterest Income				Table 9
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Service charges on deposit accounts	$20,339	$21,400	$(1,061)	(5)%
Credit and debit card fees	47,314	39,868	7,446	19
Other service charges and fees	29,382	25,472	3,910	15
Trust and investment services income	25,824	26,919	(1,095)	(4)
Bank-owned life insurance	10,334	11,595	(1,261)	(11)
Investment securities gains (losses), net	102	(102)	204	n/m
Other	10,048	18,630	(8,582)	(46)
Total noninterest income	$143,343	$143,782	$(439)	—%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the nine months ended September 30, 2021 to the same period in 2020.

Total noninterest income was $50.1 million for the three months ended September 30, 2021, an increase of $1.2 million or 2% as compared to the same period in 2020. Total noninterest income was $143.3 million for the nine months ended September 30, 2021, a decrease of $0.4 million as compared to the same period in 2020. Total noninterest income was bolstered by the gradual reopening of Hawaii’s economy and upturn in tourism during the three and nine months ended September 30, 2021.

Service charges on deposit accounts were $7.0 million for the three months ended September 30, 2021, an increase of $0.5 million or 7% as compared to the same period in 2020. This increase was primarily due to a $0.4 million increase in overdraft and checking account fees. Service charges on deposit accounts were $20.3 million for the nine months ended September 30, 2021, a decrease of $1.1 million or 5% as compared to the same period in 2020. This decrease was primarily due to a $0.6 million decrease in checking account service fees, a $0.4 million decrease in overdraft and checking account fees and a $0.2 million decrease in account analysis service charges, partially offset by a $0.4 million increase in ATM interchange fees from customers.

Credit and debit card fees were $16.0 million for the three months ended September 30, 2021, an increase of $2.0 million or 14% as compared to the same period in 2020. This increase was primarily due to a $1.5 million increase in merchant service revenues, a $1.4 million increase in interchange settlement fees and a $0.2 million increase in debit card interchange fees, partially offset by a $1.3 million increase in network association dues. Credit and debit card fees were $47.3 million for the nine months ended September 30, 2021, an increase of $7.4 million or 19% as compared to the same period in 2020. This increase was primarily due to a $2.8 million increase in interchange settlement fees, a $2.6 million increase in merchant service revenues, a $1.2 million increase in ATM interchange and surcharge fees and a $0.8 million increase in debit card interchange fees.

Other service charges and fees were $10.2 million for the three months ended September 30, 2021, an increase of $1.2 million or 13% as compared to the same period in 2020. This increase was primarily due to a $0.7 million increase in fees from annuities and securities, a $0.3 million increase in arranger fees and a $0.2 million increase in cash management service fees. Other service charges and fees were $29.4 million for the nine months ended September 30, 2021, an increase of $3.9 million or 15% as compared to the same period in 2020. This increase was primarily due to a $2.5 million increase in fees from annuities and securities, a $1.6 million increase in arranger fees, a $0.3 million increase in online banking fees and a $0.3 million increase in cash management service fees, partially offset by a $0.7 million decrease in service fees related to participation loans.

Trust and investment services income was $8.6 million for the three months ended September 30, 2021, a minimal change as compared to the same period in 2020. Trust and investment services income was $25.8 million for the nine months ended September 30, 2021, a decrease of $1.1 million or 4% as compared to the same period in 2020. This decrease was primarily due to a $1.7 million decrease in business cash management fees, a $0.2 million decrease in money market fund management fees, a $0.2 million decrease in personal property agency account fees and a $0.2 million decrease in tax services. This was partially offset by a $0.8 million increase in investment management fees and a $0.7 million increase in irrevocable trust fees.

BOLI income was $4.8 million for the three months ended September 30, 2021, a decrease of $0.1 million or 1% as compared to the same period in 2020. BOLI income was $10.3 million for the nine months ended September 30, 2021, a decrease of $1.3 million or 11% as compared to the same period in 2020. This decrease was due to a $2.6 million decrease in BOLI earnings, partially offset by a $1.3 million increase in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were approximately nil for both the three months ended September 30, 2021 and 2020. Net gains on the sale of investment securities were $0.1 million for the nine months ended September 30, 2021, an increase of $0.2 million as compared to the same period in 2020.

Other noninterest income was $3.4 million for the three months ended September 30, 2021, a decrease of $2.3 million or 41% as compared to the same period in 2020. This decrease was primarily due to a $2.5 million decrease in gains on the sale of residential loans to government-sponsored enterprises, a $0.9 million decrease in volume-based incentives, a $0.2 million decrease in net mortgage servicing rights and a $0.2 million decrease in customer-related interest rate swap fees, partially offset by a $1.5 million increase in gains on the sale of bank properties. Other noninterest income was $10.0 million for nine months ended September 30, 2021, a decrease of $8.6 million or 46% as compared to the same period in 2020. This decrease was primarily due to a $5.0 million decrease in customer-related interest rate swap fees, a $3.7 million decrease in gains on the sale of residential loans to government-sponsored enterprises, a $1.0 million decrease in volume-based incentives, a $0.7 million decrease in market adjustments on mutual funds purchased and a $0.6 million decrease in market adjustments for foreign exchange transactions. This was partially offset by a $2.1 million increase in gains on the sale of bank properties.

Noninterest Expense

Table 10 presents the major components of noninterest expense for the three months ended September 30, 2021 and 2020 and Table 11 presents the major components of noninterest expense for the nine months ended September 30, 2021 and 2020:

Noninterest Expense				Table 10
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$46,484	$44,291	$2,193	5%
Contracted services and professional fees	15,042	15,073	(31)	—
Occupancy	6,790	6,921	(131)	(2)
Equipment	6,549	5,137	1,412	27
Regulatory assessment and fees	1,828	2,445	(617)	(25)
Advertising and marketing	1,469	1,374	95	7
Card rewards program	6,676	5,046	1,630	32
Other	16,198	11,342	4,856	43
Total noninterest expense	$101,036	$91,629	$9,407	10%

Noninterest Expense				Table 11
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$136,402	$131,534	$4,868	4%
Contracted services and professional fees	48,746	46,606	2,140	5
Occupancy	21,274	21,466	(192)	(1)
Equipment	18,402	15,052	3,350	22
Regulatory assessment and fees	5,688	6,491	(803)	(12)
Advertising and marketing	4,529	4,599	(70)	(2)
Card rewards program	17,773	17,224	549	3
Other	43,916	36,573	7,343	20
Total noninterest expense	$296,730	$279,545	$17,185	6%

Total noninterest expense was $101.0 million for the three months ended September 30, 2021, an increase of $9.4 million or 10% as compared to the same period in 2020. Total noninterest expense was $296.7 million for the nine months ended September 30, 2021, an increase of $17.2 million or 6% as compared to the same period in 2020.

Salaries and employee benefits expense was $46.5 million for the three months ended September 30, 2021, an increase of $2.2 million or 5% as compared to the same period in 2020. This increase was primarily due to a $2.0 million increase in incentive compensation, a $1.2 million increase in temporary help expenses, a $0.4 million increase in group health plan costs and a $0.3 million increase in base salaries and related payroll taxes. This was partially offset by a $1.9 million increase in payroll and benefit costs being deferred as loan origination costs. Salaries and employee benefits expense was $136.4 million for the nine months ended September 30, 2021, an increase of $4.9 million or 4% as compared to the same period in 2020. This increase was primarily due to a $2.8 million increase in temporary help expenses, a $2.6 million increase in other compensation, including a nonrecurring severance cost of $1.2 million, a $1.9 million increase in base salaries and related payroll taxes, a $1.4 million increase in incentive compensation, a $1.0 million increase in group health plan costs, a $0.8 million increase in retirement plan expenses and a $0.5 million increase in employee overtime pay expense. This was partially offset by a $6.6 million increase in payroll and benefit costs being deferred as loan origination costs.

Contracted services and professional fees were $15.0 million for the three months ended September 30, 2021, a minimal change as compared to the same period in 2020. Contracted services and professional fees were $48.7 million for the nine months ended September 30, 2021, an increase of $2.1 million or 5% as compared to the same period in 2020. This increase was primarily due to a $1.4 million increase in outside services, primarily attributable to marketing and new customer services, and a $0.5 million increase in contracted data processing expenses, primarily related to system upgrades and product enhancements.

Occupancy expense was $6.8 million for three months ended September 30, 2021, a decrease of $0.1 million or 2% as compared to the same period in 2020. Occupancy expense was $21.3 million for nine months ended September 30, 2021, a decrease of $0.2 million or 1% as compared to the same period in 2020.

Equipment expense was $6.5 million for the three months ended September 30, 2021, an increase of $1.4 million or 27% as compared to the same period in 2020. This increase was primarily due to a $1.4 million increase in technology-related license and maintenance fees. Equipment expense was $18.4 million for the nine months ended September 30, 2021, an increase of $3.4 million or 22% as compared to the same period in 2020. This increase was primarily due to a $3.6 million increase in technology-related license and maintenance fees.

Regulatory assessment and fees were $1.8 million for the three months ended September 30, 2021, a decrease of $0.6 million or 25% as compared to the same period in 2020. This decrease was primarily due to a $0.6 million decrease in the FDIC insurance assessment. Regulatory assessment and fees were $5.7 million for the nine months ended September 30, 2021, a decrease of $0.8 million or 12% as compared to the same period in 2020. This decrease was primarily due to a $0.8 million decrease in the FDIC insurance assessment.

Advertising and marketing expense was $1.5 million for the three months ended September 30, 2021, an increase of $0.1 million or 7% as compared to the same period in 2020. Advertising and marketing expense was $4.5 million for the nine months ended September 30, 2021, a decrease of $0.1 million or 2% as compared to the same period in 2020.

Card rewards program expense was $6.7 million for the three months ended September 30, 2021, an increase of $1.6 million or 32% as compared to the same period in 2020. This increase was primarily due to a $1.1 million increase in interchange fees paid to our credit card partners and a $0.5 million increase in priority rewards card redemptions. Card rewards program expense was $17.8 million for the nine months ended September 30, 2021, an increase of $0.5 million or 3% as compared to the same period in 2020. This increase was primarily due to a $1.1 million increase in interchange fees paid to our credit card partners and a $0.3 million increase in credit card cash reward redemptions, partially offset by a $0.8 million decrease in priority rewards card redemptions.

Other noninterest expense was $16.2 million for the three months ended September 30, 2021, an increase of $4.9 million or 43% as compared to the same period in 2020. This increase was primarily due to a $2.1 million loss on litigation, a $1.1 million increase in software amortization, a $0.5 million operational loss, a $0.4 million increase in pension-related expenses, a $0.2 million increase in shipping and delivery expenses, a $0.2 million increase in client meals and entertainment expenses and a $0.2 million increase in other insurance expense. Other noninterest expense was $43.9 million for the nine months ended September 30, 2021, an increase of $7.3 million or 20% as compared to the same period in 2020. This increase was primarily due to a $3.2 million increase in software amortization, a $2.1 million loss on litigation, a $1.1 million increase in pension-related expenses, a $0.5 million operational loss, a $0.5 million increase in other insurance expense and a $0.4 million increase in brokers fees, partially offset by a $0.7 million decrease in charitable contributions.

Provision for Income Taxes

The provision for income taxes was $21.4 million (an effective tax rate of 24.96%) for the three months ended September 30, 2021, compared with the provision for income taxes of $21.1 million (an effective tax rate of 24.48%) for the same period in 2020. The provision for income taxes was $70.1 million (an effective tax rate of 25.15%) for the nine months ended September 30, 2021, compared with the provision for income taxes of $39.0 million (an effective tax rate of 23.93%) for the same period in 2020. The increase in the effective tax rate was primarily from the recognition of a tax benefit for the nine months ended September 30, 2020, due to a state tax settlement with BNP Paribas USA, Inc. related to periods during which the Company was included in the state combined returns of BNP Paribas USA, Inc. A similar tax benefit was not recognized during the nine months ended September 30, 2021. In addition, the significant increase in pre-tax income for the nine months ended September 30, 2021 caused the permanent tax benefit to have a disproportionately lesser impact on the effective tax rate as compared to the same periods in 2020.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 12 summarizes net income from our business segments for the three and nine months ended September 30, 2021 and 2020. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align PPP loan balances within the business segment that directly manages them. Specifically, PPP loan balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select PPP loan balances affected net interest income, net interest income after provision for credit losses, noninterest expense, provision for income taxes, net income and asset balances. The Company has reported its selected financial information using the new PPP loan balance alignments for the three and nine months ended September 30, 2021. The Company has restated the selected financial information for the three and nine months ended September 30, 2020 in order to conform with the current presentation.

Business Segment Net Income				Table 12
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Retail Banking	$46,782	$46,640	$141,522	$95,627
Commercial Banking	28,128	25,917	92,592	42,612
Treasury and Other	(10,631)	(7,456)	(25,401)	(14,224)
Total	$64,279	$65,101	$208,713	$124,015

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

Net income for the Retail Banking segment was $46.8 million for the three months ended September 30, 2021, an increase of $0.1 million as compared to the same period in 2020. The increase in net income for the Retail Banking segment was primarily due to a negative Provision of $3.1 million for the three months ended September 30, 2021, compared to a Provision of $2.1 million for the three months ended September 30, 2020. The increase in net income for the Retail Banking segment also stemmed from a $0.8 million increase in net interest income. This was partially offset by a $3.7 million increase in noninterest expense and a $2.0 million decrease in noninterest income. The decrease in the Provision was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to lower deferred loan costs and an increase in net transfer pricing credits on interest expenses from deposits as a result of higher average deposit balances, partially offset by lower yields on our deposit portfolio and a decrease in consumer loan income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and loss on litigation, partially offset by decreases in salaries and benefits expense and occupancy expense. The decrease in noninterest income was primarily due to lower gains on the sale of residential mortgage loans.

Net income for the Retail Banking segment was $141.5 million for the nine months ended September 30, 2021, an increase of $45.9 million or 48% as compared to the same period in 2020. The increase in net income for the Retail Banking segment was primarily due to a negative Provision of $17.2 million for the nine months ended September 30, 2021, compared to a Provision of $46.5 million for the nine months ended September 30, 2020. The increase in net income for the Retail Banking segment also stemmed from a $10.8 million increase in net interest income. This was partially offset by a $17.1 million increase in the provision for income taxes, a $7.1 million increase in noninterest expense and a $4.4 million decrease in noninterest income. The decrease in the Provision was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to a higher spread on our residential mortgage loan portfolio and an increase in net transfer pricing credits on interest expenses from deposits as a result of higher average deposit balances, partially offset by lower yields on our deposit portfolio. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and loss on litigation, partially offset by decreases in salaries and benefits expense and occupancy expense. The decrease in noninterest income was primarily due to lower gains on the sale of residential mortgage loans and decreases in service charges and deposit accounts, trust and investment services income and market adjustments for foreign exchange transactions, partially offset by an increase in other service charges and fees.

Total assets for the Retail Banking segment was relatively flat during the nine months ended September 30, 2021.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking, commercial real estate loans, commercial lease financing, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies in Hawaii, Guam, Saipan and California.

Net income for the Commercial Banking segment was $28.1 million for the three months ended September 30, 2021, an increase of $2.2 million or 9% as compared to the same period in 2020. The increase in net income for the Commercial Banking segment was primarily due to a negative Provision of $4.2 million for the three months ended September 30, 2021, compared to a Provision of $1.5 million for the three months ended September 30, 2020. The increase in net income for the Commercial Banking segment also stemmed from a $2.4 million increase in net interest income and a $1.6 million increase in noninterest income, partially offset by a $6.5 million increase in noninterest expense and a $1.1 million increase in the provision for income taxes. The decrease in the Provision was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to an increase in loan fees. The increase in noninterest income was primarily due to an increase in credit and debit card fees and other services charges and fees, partially offset by a decrease in volume-based incentives. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, card rewards program expense, higher overall expenses that were allocated to the Commercial Banking segment and an operational loss. The increase in the provision for income taxes was primarily due to the increase in pretax income.

Net income for the Commercial Banking segment was $92.6 million for the nine months ended September 30, 2021, an increase of $50.0 million as compared to the same period in 2020. The increase in net income for the Commercial Banking segment was primarily due to a negative Provision of $23.7 million for the nine months ended September 30, 2021, compared to a Provision of $47.5 million for the nine months ended September 30, 2020. The increase in net income for the Commercial Banking segment also stemmed from a $8.9 million increase in net interest income and a $1.4 million increase in noninterest income, partially offset by a $17.1 million increase in the provision for income taxes and a $14.4 million increase in noninterest expense. The decrease in the Provision was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to an increase in loan fees, partially offset by a decrease in commercial and industrial and credit card loan income. The increase in noninterest income was primarily due to increases in credit and debit card fees and other services charges and fees, partially offset by decreases in customer-related interest rate swap fees and volume-based incentives. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, higher overall expenses that were allocated to the Commercial Banking segment, an operational loss and increases in card rewards program expense, supplies and occupancy expense.

The decrease in total assets for the Commercial Banking segment was primarily due to a decrease in dealer flooring and PPP loans, partially offset by increases in our commercial real estate and construction portfolios during the nine months ended September 30, 2021.

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

Net loss for the Treasury and Other segment was $10.6 million for the three months ended September 30, 2021, an increase in loss of $3.2 million or 43% as compared to the same period in 2020. The increase in net loss for the Treasury and Other segment was primarily due to a $4.6 million increase in net interest expense and a $1.9 million increase in the Provision, partially offset by a $1.5 million increase in noninterest income and a $1.0 million increase in the benefit for income taxes. The increase in net interest expense was primarily due to lower earnings credits as a result of lower average balances and yields in our loan portfolio. This was partially offset by higher average balances in our investment securities portfolio and a decrease in net transfer pricing charges on interest expenses from deposits as a result of lower yields on our deposit portfolio, partially offset by higher average deposit balances. The increase in the Provision was primarily due to the increase in the reserve for unfunded commitments. The increase in noninterest income was primarily due to an increase in gains on the sale of bank properties. The increase in the benefit for income taxes was primarily due to the increase in pretax loss.

Net loss for the Treasury and Other segment was $25.4 million for the nine months ended September 30, 2021, an increase in loss of $11.2 million or 79% as compared to the same period in 2020. The increase in net loss was primarily due to a $27.0 million increase in net interest expense. This was partially offset by a $5.8 million decrease in the Provision, a $4.3 million decrease in noninterest expense, a $3.1 million increase in the benefit for income taxes and a $2.6 million increase in noninterest income. The increase in net interest expense was primarily due to lower earnings credits as a result of lower average balances and yields in our loan portfolio. This was partially offset by higher average balances in our investment securities portfolio, a decrease in borrowings and a decrease in net transfer pricing charges on interest expenses from deposits as a result of lower yields on our deposit portfolio, partially offset by higher average deposit balances. The decrease in the Provision was due to lower increases in the Provision related to the reserve for unfunded commitments. The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment, partially offset by increases in salaries and benefits expense, software amortization, equipment expenses, contracted services and professional fees, occupancy expense and pension-related expenses. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The increase in noninterest income was primarily due to increases in gains on the sale of bank properties and credit and debit card fees, partially offset by a decrease in BOLI income.

The increase in total assets for the Treasury and Other segment was primarily due to increases in our investment securities portfolio and interest-bearing deposits in other banks during the nine months ended September 30, 2021.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of September 30, 2021 and December 31, 2020, cash and cash equivalents were $2.4 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $8.0 billion and $6.1 billion as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. As of September 30, 2021, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 5.5 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of September 30, 2021, we have borrowing capacity of $1.7 billion from the FHLB and $1.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $21.2 billion and $17.9 billion as of September 30, 2021 and December 31, 2020, which represented 96% and 93%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

The Company’s routine funding requirements are expected to consist primarily of general corporate needs and capital to be returned to our shareholders. We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, taking out short- and long-term borrowings and issuing long-term debt and equity securities. At the start of the pandemic, we increased our liquidity position through additional public time deposits in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs. While our public time deposits have since decreased from the fourth quarter of 2020, we have continued to maintain high levels of liquidity as of September 30, 2021.

Investment Securities

Table 13 presents the estimated fair value of our available-for-sale investment securities portfolio as of September 30, 2021 and December 31, 2020:

Investment Securities		Table 13
	September 30,	December 31,
(dollars in thousands)	2021	2020
U.S. Treasury and government agency debt securities	$187,861	$171,421
Mortgage-backed securities:
Residential - Government agency	98,134	160,462
Residential - Government-sponsored enterprises	1,458,878	447,200
Commercial - Government agency	448,594	599,650
Commercial - Government-sponsored enterprises	1,301,249	932,157
Collateralized mortgage obligations:
Government agency	2,059,864	1,933,553
Government-sponsored enterprises	2,399,147	1,826,972
Total available-for-sale securities	$7,953,727	$6,071,415

Table 14 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of September 30, 2021:

Maturities and Weighted-Average Yield on Securities(1)											Table 14
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of September 30, 2021
Available-for-sale securities
U.S. Treasury and government agency debt securities	$—	—%	$41.5	0.84%	$83.2	1.03%	$64.2	1.57%	$188.9	1.17%	$187.9
Mortgage-backed securities(2):
Residential - Government agency	—	—	95.3	2.26	—	—	—	—	95.3	2.26	98.1
Residential - Government-sponsored enterprises	—	—	1,327.5	1.39	127.9	1.35	—	—	1,455.4	1.39	1,458.9
Commercial - Government agency	2.0	2.59	370.2	2.03	76.9	1.85	—	—	449.1	2.00	448.6
Commercial - Government-sponsored enterprises	—	—	130.4	1.46	556.6	1.69	650.9	2.10	1,337.9	1.86	1,301.2
Collateralized mortgage obligations(2):
Government agency	14.6	1.74	1,290.0	1.62	748.6	1.27	—	—	2,053.2	1.49	2,059.9
Government-sponsored enterprises	17.7	1.97	965.9	1.18	1,430.9	1.34	—	—	2,414.5	1.28	2,399.1
Total available-for-sale securities as of September 30, 2021	$34.3	1.91%	$4,220.8	1.48%	$3,024.1	1.39%	$715.1	2.05%	$7,994.3	1.50%	$7,953.7
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $8.0 billion as of September 30, 2021, an increase of $1.9 billion or 31% compared to December 31, 2020. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision.

As of September 30, 2021, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $4.5 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $3.3 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities and $187.9 million in debt securities issued by the U.S Treasury and government agencies (US International Development Finance Corporation bonds).

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

Gross unrealized gains in our investment securities portfolio were $45.8 million and $97.1 million as of September 30, 2021 and December 31, 2020, respectively. Gross unrealized losses in our investment securities portfolio were $86.3 million and $10.7 million as of September 30, 2021 and December 31, 2020, respectively. The decrease in unrealized gains and increase in unrealized loss in our investment securities portfolio was primarily due to higher market interest rates as of September 30, 2021, relative to December 31, 2020, resulting in a lower valuation. Additionally, the decrease in unrealized gains and increase in unrealized loss positions was primarily related to our commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations, the fair values of which are sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the three and nine months ended September 30, 2021, we did not record any credit losses related to our investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both September 30, 2021 and December 31, 2020, we held FHLB stock of $18.1 million, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 15 presents the composition of our loan and lease portfolio by major categories as of September 30, 2021 and December 31, 2020:

Loans and Leases		Table 15
	September 30,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$1,692,315	$2,218,266
Paycheck Protection Program loans	503,069	801,241
Total commercial and industrial	2,195,384	3,019,507
Commercial real estate	3,569,768	3,392,676
Construction	826,078	735,819
Residential:
Residential mortgage	3,914,632	3,690,218
Home equity line	852,074	841,624
Total residential	4,766,706	4,531,842
Consumer	1,238,714	1,353,842
Lease financing	237,689	245,411
Total loans and leases	$12,834,339	$13,279,097

Total loans and leases were $12.8 billion as of September 30, 2021, a decrease of $444.8 million or 3% from December 31, 2020. The decrease in total loans and leases was primarily due to decreases in commercial and industrial loans and consumer loans, partially offset by increases in residential mortgage loans, commercial real estate loans and construction loans. It is possible that the continued effects of COVID-19 on the economy could result in less demand for our loan products.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of September 30, 2021, a decrease of $824.1 million or 27% from December 31, 2020. This decrease was primarily due to a decrease in dealer flooring and PPP loans, partially offset by an increase in our Shared National Credits during the nine months ended September 30, 2021. The decrease in dealer flooring balances was driven by the global chip shortage that has been adversely impacting the automobile industry.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $3.6 billion as of September 30, 2021, an increase of $177.1 million or 5% from December 31, 2020. This increase was primarily due to an increase in U.S. Mainland commercial real estate loans during nine months ended September 30, 2021.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $826.1 million as of September 30, 2021, an increase of $90.3 million or 12% from December 31, 2020. The increase in construction loans was primarily due to the funding of U.S. Mainland and Hawaii construction loan draws during the nine months ended September 30, 2021.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $4.8 billion as of September 30, 2021, an increase of $234.9 million or 5% from December 31, 2020. This increase was primarily due to increases in residential mortgages of $224.4 million and home equity lines of $10.5 million during the nine months ended September 30, 2021.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of September 30, 2021, a decrease of $115.1 million or 9% from December 31, 2020. The decrease in consumer loans was primarily due to decreases in indirect automobile loans and other unsecured consumer loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $237.7 million as of September 30, 2021, a decrease of $7.7 million or 3% from December 31, 2020. The reduction was reflective of weak demand for new business equipment and vehicles in the Hawaii market.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 16 presents the recorded investment in our loan and lease portfolio as of September 30, 2021 by rate type:

Loans and Leases by Rate Type								Table 16
	September 30, 2021
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$257,412	$1,095,188	$—	$2,478	$1,355,078	$39,162	$801,144	$2,195,384
Commercial real estate	290,048	1,979,638	—	881,493	3,151,179	128,961	289,628	3,569,768
Construction	141,985	555,542	25	23,404	720,956	3,645	101,477	826,078
Residential:
Residential mortgage	20,456	174,687	74,257	62,498	331,898	289,271	3,293,463	3,914,632
Home equity line	350,032	—	5,253	—	355,285	496,774	15	852,074
Total residential	370,488	174,687	79,510	62,498	687,183	786,045	3,293,478	4,766,706
Consumer	291,971	3,823	1,004	91	296,889	74	941,751	1,238,714
Lease financing	—	—	—	—	—	—	237,689	237,689
Total loans and leases	$1,351,904	$3,808,878	$80,539	$969,964	$6,211,285	$957,887	$5,665,167	$12,834,339

% by rate type at September 30, 2021	10%	30%	1%	8%	49%	7%	44%	100%

Tables 17 and 18 present the geographic distribution of our loan and lease portfolio as of September 30, 2021 and December 31, 2020:

Geographic Distribution of Loan and Lease Portfolio					Table 17
	September 30, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,244,745	$798,646	$138,591	$13,402	$2,195,384
Commercial real estate	2,169,986	1,003,768	395,817	197	3,569,768
Construction	421,949	397,771	6,358	—	826,078
Residential:
Residential mortgage	3,787,211	1,369	126,052	—	3,914,632
Home equity line	823,419	—	28,655	—	852,074
Total residential	4,610,630	1,369	154,707	—	4,766,706
Consumer	925,065	16,901	295,042	1,706	1,238,714
Lease financing	71,279	150,502	15,908	—	237,689
Total Loans and Leases	$9,443,654	$2,368,957	$1,006,423	$15,305	$12,834,339
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 18
	December 31, 2020
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,755,804	$1,042,318	$193,829	$27,556	$3,019,507
Commercial real estate	2,180,829	809,493	402,142	212	3,392,676
Construction	333,112	398,218	4,489	—	735,819
Residential:
Residential mortgage	3,568,827	1,662	119,729	—	3,690,218
Home equity line	811,964	—	29,660	—	841,624
Total residential	4,380,791	1,662	149,389	—	4,531,842
Consumer	1,001,868	18,993	331,255	1,726	1,353,842
Lease financing	80,670	149,934	14,807	—	245,411
Total Loans and Leases	$9,733,074	$2,420,618	$1,095,911	$29,494	$13,279,097
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 19 presents certain contractual loan maturity categories and the sensitivities of those loans to changes in interest rates as of September 30, 2021:

Maturities for Selected Loan Categories(1)				Table 19
	September 30, 2021
	Due in One	Due After One	Due After
(dollars in thousands)	Year or Less	to Five Years	Five Years	Total
Commercial and industrial	$583,515	$1,225,115	$386,754	$2,195,384
Construction	266,060	415,609	144,409	826,078
Total Selected Loans	$849,575	$1,640,724	$531,163	$3,021,462

Total of loans with:
Adjustable interest rates	$683,331	$934,701	$458,002	$2,076,034
Hybrid interest rates	—	36,986	5,821	42,807
Fixed interest rates	166,244	669,037	67,340	902,621
Total Selected Loans	$849,575	$1,640,724	$531,163	$3,021,462
(1)	Based on contractual maturities.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 20 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2021 and December 31, 2020:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 20
	September 30,	December 31,
(dollars in thousands)	2021	2020
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$746	$518
Commercial real estate	745	80
Construction	—	2,043
Total Commercial Loans	1,491	2,641
Residential Loans:
Residential mortgage	7,137	6,441
Total Residential Loans	7,137	6,441
Total Non-Accrual Loans and Leases	8,628	9,082
Total Non-Performing Assets	$8,628	$9,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$439	$2,108
Commercial real estate	—	882
Construction	—	93
Total Commercial Loans	439	3,083
Residential Loans:
Residential mortgage	100	—
Home equity line	3,871	4,818
Total Residential Loans	3,971	4,818
Consumer	1,376	3,266
Total Accruing Loans and Leases Past Due 90 Days or More	$5,786	$11,167

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$36,234	$16,684
Total Loans and Leases	$12,834,339	$13,279,097

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.07%	0.07%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.07%	0.07%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.11%	0.15%

Table 21 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2021 and 2020:

Non-Performing Assets		Table 21
	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Balance at beginning of period	$9,082	$5,787
Additions	5,602	51,146
Reductions
Payments	(1,539)	(6,890)
Return to accrual status	(2,512)	(567)
Sales of other real estate owned	—	(766)
Transfers to loans held for sale	(1,840)	(14,566)
Charge-offs/write-downs	(165)	(16,511)
Total Reductions	(6,056)	(39,300)
Balance at end of period	$8,628	$17,633

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

Total NPAs were $8.6 million as of September 30, 2021, a decrease of $0.5 million or 5% from December 31, 2020. The ratio of our NPAs to total loans and leases and other real estate owned was 0.07% as of both September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021, construction non-accrual loans decreased by $2.0 million, offset by increases in commercial real estate non-accrual loans of $0.7 million, residential mortgage non-accrual loans of $0.7 million and commercial and industrial non-accrual loans of $0.2 million.

As of September 30, 2021, commercial real estate non-accrual loans were $0.7 million, an increase of $0.7 million from December 31, 2020. This increase was due to the addition of a $0.9 million commercial real estate loan, partially offset by payments.

As of September 30, 2021, commercial and industrial non-accrual loans were $0.7 million, an increase of $0.2 million or 44% from December 31, 2020. This increase was primarily due to additions in commercial and industrial loans totaling $0.5 million, partially offset by payments and charge-offs.

As of September 30, 2021, construction non-accrual loans were nil, a decrease of $2.0 million from December 31, 2020. This decrease was primarily due to a $1.8 million transfer to loans held for sale and payments of $0.6 million, partially offset by an addition of $0.4 million.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2021, residential mortgage non-accrual loans were $7.1 million, an increase of $0.7 million or 11% from December 31, 2020. This increase was primarily due to additions of residential mortgage non-accrual loans totaling $3.8 million, partially offset by returns to accrual status of $2.5 million and payments of $0.6 million. As of September 30, 2021, our residential mortgage non-accrual loans were comprised of 35 loans with a weighted average current LTV ratio of 45%.

Other real estate owned represents property acquired as the result of borrower defaults on loans. Other real estate owned is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both September 30, 2021 and December 31, 2020, there were no other real estate owned.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $5.8 million as of September 30, 2021, a decrease of $5.4 million or 48% as compared to December 31, 2020. This decrease was primarily due to decreases in consumer loans of $1.9 million, commercial and industrial loans of $1.7 million, home equity lines of $0.9 million and commercial real estate loans of $0.9 million that were past due 90 days or more and still accruing interest.

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

Total impaired loans were $45.0 million and $25.8 million as of September 30, 2021 and December 31, 2020, respectively. These impaired loans had a related ACL of $4.4 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. The increase in impaired loans during the nine months ended September 30, 2021 was due to increases in consumer loans of $16.0 million, residential mortgage loans of $3.7 million, commercial real estate loans of $0.8 million and commercial and industrial loans of $0.2 million, partially offset by a decrease in construction loans of $1.3 million. The change in the impaired loans balance includes charge-offs and paydowns. For both the three months ended September 30, 2021 and 2020, we recorded charge-offs of $0.1 million, and $0.9 million and $16.5 million during the nine months ended September 30, 2021 and 2020, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of  September 30, 2021 had been accrued under the original terms, approximately $0.1 million and $0.3 million in additional interest income would have been recorded during the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively. Actual interest income recorded on these loans was $0.2 million and $0.4 million, for the three and nine months ended September 30, 2021, respectively, compared to $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively.

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

Table 22 presents information on the portion of our loans and leases balance as of September 30, 2021 that received payment deferrals under our COVID-19 financial hardship relief programs:

Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs		Table 22
	September 30, 2021
	Number of Loans	Amortized
(dollars in thousands)	and Leases	Cost Basis
Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs
Commercial and industrial	742	$372,125
Commercial real estate	379	1,042,057
Construction	21	48,893
Lease financing	47	9,662
Residential mortgage	1,180	457,520
Consumer	17,691	179,941
Total Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs	20,060	$2,110,198
Total Loans and Leases		$12,834,339

Ratio of Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs to Total Loans and Leases		16.4%

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

Table 23 presents information on our PPP loans outstanding as of September 30, 2021 and December 31, 2020 to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry				Table 23
	September 30, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	477	$120,958	587	$107,839
Automobile dealers	27	21,119	65	54,202
Retail	259	25,577	494	52,153
Hospitality/Hotel	91	52,950	91	55,382
Transportation	97	22,582	161	32,763
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	951	243,186	1,398	302,339
All other industries (1)	1,939	259,883	4,334	498,902
Total PPP Loans Outstanding (2)	2,890	$503,069	5,732	$801,241
Total Loans and Leases		$12,834,339		$13,279,097

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		1.9%		2.3%
Ratio of PPP Loans Outstanding to Total Loans and Leases		3.9%		6.0%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above, which is primarily comprised of the construction, health care, professional services, and administrative and support services industries.
(2)	At September 30, 2021, outstanding loan balances are reported net of deferred loan costs and fees of $0.9 million and $15.3 million, respectively. At December 31, 2020, outstanding loan balances are reported net of deferred loan costs and fees of $1.5 million and $14.7 million, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 24 presents information on loans whose terms have been modified in a TDR as of September 30, 2021 and December 31, 2020:

Loans Modified in a Troubled Debt Restructuring		Table 24
	September 30,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$2,421	$2,298
Commercial real estate	7,244	7,126
Construction	699	—
Total commercial	10,364	9,424
Residential mortgage	11,232	7,553
Total residential	11,232	7,553
Consumer	15,950	—
Total	$37,546	$16,977

Loans modified in a TDR were $37.5 million as of September 30, 2021, compared to $17.0 million as of December 31, 2020. This increase was primarily due to increases in consumer loans of $16.0 million, residential mortgages of $3.7 million and construction loans of $0.7 million. As of September 30, 2021, $36.2 million or 97% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Table 25 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses				Table 25
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$169,148	$192,120	$208,454	$130,530
Adjustment to Adopt ASC Topic 326	—	—	—	770
After Adoption of ASC Topic 326	169,148	192,120	208,454	131,300
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(224)	(598)	(1,517)	(14,773)
Commercial real estate	—	—	(66)	(2,723)
Construction	—	—	—	(379)
Total Commercial Loans	(224)	(598)	(1,583)	(17,875)
Residential Loans:
Residential mortgage	—	—	(98)	(14)
Home equity line	(235)	—	(235)	(8)
Total Residential Loans	(235)	—	(333)	(22)
Consumer	(2,926)	(4,238)	(13,384)	(21,742)
Total Loans and Leases Charged-Off	(3,385)	(4,836)	(15,300)	(39,639)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	121	1,699	623	2,019
Commercial real estate	15	—	30	—
Construction	—	30	166	170
Total Commercial Loans	136	1,729	819	2,189
Residential Loans:
Residential mortgage	215	27	246	179
Home equity line	27	16	89	146
Total Residential Loans	242	43	335	325
Consumer	2,405	3,148	7,857	7,687
Total Recoveries on Loans and Leases Previously Charged-Off	2,783	4,920	9,011	10,201
Net Loans and Leases (Charged-Off) Recovered	(602)	84	(6,289)	(29,438)
Provision for Credit Losses - Loans and Leases	(7,300)	3,672	(40,919)	94,014
Balance at End of Period	$161,246	$195,876	$161,246	$195,876
Average Loans and Leases Outstanding	$12,881,885	$13,559,367	$13,108,427	$13,569,119
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.02%	-%	0.06%	0.29%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.26%	1.45%	1.26%	1.45%
(1)	Annualized for the three and nine months ended September 30, 2021 and 2020.

Tables 26 and 27 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2021 and December 31, 2020:

Allocation of the Allowance for Credit Losses by Loan and Lease Category		Table 26
	September 30,	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$23,756	$24,711
Commercial real estate	43,599	58,123
Construction	9,754	10,039
Lease financing	2,234	3,298
Total commercial	79,343	96,171
Residential mortgage	33,768	40,461
Home equity line	5,717	7,163
Total residential	39,485	47,624
Consumer	42,418	64,659
Total Allowance for Credit Losses for Loans and Leases	$161,246	$208,454

Allocation of the Allowance for Credit Losses by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 27
	September 30,		December 31,
	2021		2020
	Allocated	Loan	Allocated	Loan
	ACL as	category as	ACL as	category as
	% of loan or	% of total	% of loan or	% of total
	lease	loans and	lease	loans and
	category	leases	category	leases
Commercial and industrial	1.08%	17.11%	0.82%	22.74%
Commercial real estate	1.22	27.81	1.71	25.55
Construction	1.18	6.44	1.36	5.54
Lease financing	0.94	1.85	1.34	1.85
Total commercial	1.16	53.21	1.30	55.68
Residential mortgage	0.86	30.50	1.10	27.78
Home equity line	0.67	6.64	0.85	6.34
Total residential	0.83	37.14	1.05	34.12
Consumer	3.42	9.65	4.78	10.20
Total	1.26%	100.00%	1.57%	100.00%

As of September 30, 2021, the ACL was $161.2 million or 1.26% of total loans and leases outstanding, compared with an ACL of $208.5 million or 1.57% of total loans and leases outstanding as of December 31, 2020. The level of the ACL was commensurate with the adverse impacts that COVID-19 is having on the Hawaii and global economy.

Net charge-offs of loans and leases were $0.6 million or 0.02% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2021, compared to net recoveries of $0.1 million for the three months ended September 30, 2020. Net charge-offs in our commercial lending portfolio were $0.1 million for the three months ended September 30, 2021, compared to net recoveries of $1.1 million for the three months ended September 30, 2020. Net recoveries in our residential lending portfolio were nil for both the three months ended September 30, 2021 and 2020. Net charge-offs in our consumer lending portfolio were $0.5 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $6.3 million or 0.06% of total average loans and leases on an annualized basis, for the nine months ended September 30, 2021, compared to $29.4 million or 0.29% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2020. Net charge-offs in our commercial lending portfolio were $0.8 million and $15.7 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in net charge-offs in our commercial lending portfolio was primarily due to $16.0 million in charge-offs related to several loans that were adversely impacted by the shut-down of the tourism industry in Hawaii during the nine months ended September 30, 2020. Net recoveries in our residential lending portfolio were nil and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Net charge-offs in our consumer lending portfolio were $5.5 million and $14.1 million for the nine months ended September 30, 2021 and 2020, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The decrease in the ACL was primarily due to lower expected credit losses as the economic outlook and credit quality continued to improve during the third quarter of 2021. However, we still retained a COVID-19 related overlay as a component of the ACL as Hawaii’s economy continues to be significantly impacted by COVID-19. As noted earlier, a significant number of our customers (primarily individuals and small businesses) have taken advantage of payment deferral programs in assisting them while they may be temporarily unemployed or while their businesses have closed. We continue to closely monitor the impact of COVID-19 on our tourism industry and the re-opening of the Hawaii economy under new guidelines. While we have begun to see and may continue to see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry continues to reopen in 2021 and the COVID-19 vaccine becomes more widely administered, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control.

As of September 30, 2021, while the allocation of our ACL to our commercial, residential and consumer portfolio segments was lower as compared to December 31, 2020, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors.  We will continue to monitor factors that drive expected credit losses including COVID-19 and the impact on the Hawaii economy, local businesses and our customers. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both September 30, 2021 and December 31, 2020. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and nine months ended September 30, 2021. Future events, including the ongoing impacts of the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $664.7 million as of September 30, 2021, an increase of $61.2 million or 10% from December 31, 2020. This increase was primarily due to a $32.1 million increase in current tax receivables and deferred tax assets, $29.6 million of additional operating lease right-of-use assets obtained in exchange for new lease obligations, a $21.8 million increase in prepaid assets, a $21.6 million increase in municipal advances and a $13.8 million increase in clearing adjustments. This was partially offset by a $61.8 million decrease in interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 28 presents the composition of our deposits as of September 30, 2021 and December 31, 2020:

Deposits		Table 28
	September 30,	December 31,
(dollars in thousands)	2021	2020
Demand	$8,873,424	$7,522,114
Savings	7,347,079	6,020,075
Money Market	4,019,250	3,337,236
Time	1,880,250	2,348,298
Total Deposits(1)	$22,120,003	$19,227,723
(1)	Public deposits were $2.1 billion as of September 30, 2021, an increase of $445.7 million or 27% compared to December 31, 2020.

Total deposits were $22.1 billion as of September 30, 2021, an increase of $2.9 billion or 15% from December 31, 2020. The increase in deposit balances stemmed primarily from a $1.3 billion increase in non-public demand deposit balances, a $682.0 million increase in non-public money market deposit balances, a $675.5 million increase in public savings deposit balances and a $651.5 million increase in non-public savings deposit balances. These increases are partially offset by a $468.0 million decrease in total time deposit balances. The U.S. government and bank regulatory agencies have enacted certain fiscal stimulus measures to counteract the economic disruption caused by COVID-19 and support the flow of credit to households and businesses. These actions have contributed to our continued high levels of liquidity.

Long-term Borrowings

Long-term borrowings were $200.0 million as of both September 30, 2021 and December 31, 2020. The Company’s long-term borrowings included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of September 30, 2021 and December 31, 2020, the available remaining borrowing capacity with the FHLB was $1.7 billion and $2.0 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2021 and December 31, 2020.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $128.6 million as of September 30, 2021, an increase of $1.5 million or 1% from December 31, 2020. This increase was primarily due to net periodic benefit costs for the nine months ended September 30, 2021 of $7.7 million, offset by payments of $6.2 million.

See “Note 15. Noninterest Income and Noninterest Expense” contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets which are denominated in dollars or other non-local currency. As of September 30, 2021 and December 31, 2020, there were no aggregate cross-border outstandings in other countries which amounted to 0.75% to 1% of our total consolidated assets. Additionally, there were no cross-border outstandings in excess of 1% of our total consolidated assets as of both September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 29 below. There have been no conditions or events since September 30, 2021 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 12.63% as of September 30, 2021, an increase of 16 basis points from December 31, 2020. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2021, including the $39.0 million negative Provision, partially offset by the dividends declared and paid to the Company’s stockholders.

Regulatory Capital		Table 29

	September 30,	December 31,
(dollars in thousands)	2021	2020
Stockholders' Equity	$2,711,734	$2,744,104
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive (loss) income, net	(61,463)	31,604
Common Equity Tier 1 Capital and Tier 1 Capital	$1,777,705	$1,717,008
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	176,173	172,950
Total Capital	$1,953,878	$1,889,958
Risk-Weighted Assets	$14,076,251	$13,769,885

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.63%	12.47%
Tier 1 Capital Ratio	12.63%	12.47%
Total Capital Ratio	13.88%	13.73%
Tier 1 Leverage Ratio	7.39%	8.00%

Total stockholders’ equity was $2.7 billion as of September 30, 2021, a decrease of $32.4 million or 1% from December 31, 2020. The decrease in stockholders’ equity was primarily due to dividends declared and paid to the Company’s stockholders of $100.9 million, a net unrealized loss in the fair value of our investment securities net of tax of $93.1 million and share repurchases of $53.5 million, partially offset by earnings for the period of $208.7 million during the nine months ended September 30, 2021.

In February 2021, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2021. As of September 30, 2021, $21.5 million remained of the $75 million total repurchase amount authorized under the stock repurchase program for 2021. The timing and amount of stock repurchases are influenced by various internal and external factors.

In October 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on December 3, 2021 to shareholders of record at the close of business on November 22, 2021.

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

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of September 30, 2021 and December 31, 2020, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.8 billion and $2.2 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2021, there were two residential mortgage loan repurchases totaling $0.6 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2021, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2021.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2021, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2021, 98% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Contractual Obligations

Our contractual obligations have not changed materially since previously reported as of December 31, 2020.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2021, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $371,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of September 30, 2021 and December 31, 2020, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 30 presents, for the twelve months subsequent to September 30, 2021 and December 31, 2020, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2021 and December 31, 2020 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 30
	Static Forecast	Static Forecast
	September 30, 2021	December 31, 2020
Ramp Change in Interest Rates (basis points)
+100	7.2%	6.4%
+50	3.6	3.2
(50)	(1.6)	(1.7)
(100)	(2.5)	(2.5)

Immediate Change in Interest Rates (basis points)
+100	14.0%	12.4%
+50	7.1	6.3
(50)	(3.1)	(3.0)
(100)	(5.4)	(4.4)

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

Under the static balance sheet forecast as of September 30, 2021 our net interest income sensitivity profile is slightly higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2020. The sensitivity outcomes described above are primarily due to the impact of holding a larger federal funds position as of September 30, 2021 as compared with December 31, 2020. A larger federal funds position has the effect of magnifying the impact of higher interest rate scenarios.

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

In addition, our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has stated it will extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Although the full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known, we have established a working group, consisting of key stakeholders from throughout the Company, to prepare to transition from LIBOR to alternative reference rates, and it is expected that a broad transition away from the use of LIBOR to alternative reference rates for new financial contracts will occur by the end of 2021. In the United States, LIBOR-priced transactions and products will transfer to the Secured Overnight Financing Rate (“SOFR”), Prime Rate or other similar indices (collectively, “Alternative Rates”). There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

Our LIBOR transition plan is organized around key work streams, including work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have implemented certain SOFR conventions and are in the process of developing other products and transaction agreements that are based on reference rates other than LIBOR.

For a further discussion of the various risks the Company faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
July 1, 2021 through July 31, 2021	240,476	$28.27	237,250	$36,364,917
August 1, 2021 through August 31, 2021	252,996	27.82	252,996	29,326,248
September 1, 2021 through September 30, 2021	292,230	27.27	286,738	21,504,640
Total	785,702	$27.76	776,984
(1)	Includes 8,718 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended September 30, 2021.
(2)	In February 2021, the Company announced a stock repurchase program for up to $75 million of its outstanding common stock during 2021. As of September 30, 2021, $21.5 million remained of the $75 million total repurchase amount authorized under the stock repurchase program for 2021. The timing and amount of stock repurchases are influenced by various internal and external factors.

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

Date: November 1, 2021		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ravi Mallela
Ravi Mallela Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)