Form 10-K
period 2021-12-31
FIRST HAWAIIAN, INC.
filed 2022-02-25
CIK 36377

Com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $3.7 billion, based on the closing sale price of $28.34 as reported on the NASDAQ Global Select Market.

As of February 10, 2022, there were 128,157,353 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Hawaiian, Inc. Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

FHI is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. Today, FHB is the largest full-service bank headquartered in Hawaii as measured by assets, loans, deposits and net income. As of December 31, 2021, we had $25.0 billion of assets, $13.0 billion of gross loans and leases, $21.8 billion of deposits and $2.7 billion of stockholders’ equity. We generated $265.7 million of net income or diluted earnings per share of $2.05 per share for the year ended December 31, 2021.

Through the Bank, we operate a network of 54 branches in Hawaii (49 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

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

Human Capital Resources

As of December 31, 2021, we had over 2,000 employees, which included full time employees, part time employees and temporary employees, primarily located in our key markets of Hawaii, Guam and Saipan. As of December 31, 2021, the average tenure of employees at our Company is 12.4 years.

The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting and engaging with its workforce is key to meeting evolving corporate and customer needs. Through ongoing employee development, fostering a diverse and inclusive workforce and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives. We believe our relationship with our employees to be generally good. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

Training and Development

Learning and development are foundational to our purpose as an institution. We invest in attracting, developing and retaining the best talent. Our innovative talent development and employee learning courses are woven into our strategy and corporate culture. As of the date of this report, we offer 10 leadership development programs in total and over 90 professional development courses for employees through an Online Learning Center.

Diversity and Inclusion

We believe that employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting a workforce that we believe is reflective of our customers and communities, we believe that we may better understand the financial needs of our customers and provide them with relevant financial service products.

Our commitment to diversity and inclusion starts at the top with a diverse board. As of the date of this report, the FHI Board of Directors includes four women, representing 40% of directors, and five ethnically diverse individuals, representing 50% of directors. As of December 31, 2021, 64% of our employees were women, 56% of all management positions were held by women, and 87% of our workforce were ethnically diverse.

Health, Safety and Wellness

We recognize that each employee’s benefit needs may differ and have designed our benefits program to be flexible. We offer healthcare options for employees aimed at reducing out-of-pocket costs. Additionally, the Bank adapted many of its operations to enhance the health and safety of our employees due to the Coronavirus Disease (“COVID-19”) pandemic. To create greater social distancing within our facilities, we adopted work-from-home programs for hundreds of employees, allowing over 50% of our employees to work from home. Within our facilities we have also increased sanitization protocols, installed plexiglass barriers and hand-sanitizing stations. For the health and safety of everyone, we also require anyone in our facilities to social distance and wear face coverings. The Company will continue to monitor the COVID-19 pandemic and take measures that it considers to be appropriate to protect the safety and health of its employees.

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

Competition

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks, such as financial technology firms, to offer products and services traditionally provided by banks, such as automatic transfers and automatic payment systems, without the need of physical branches. In addition, the Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

Organizational History and Structure

In August 2016, FHI completed our initial public offering (“IPO”), and shares of FHI’s common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “FHB”.

Prior to our IPO, we were an indirect wholly owned subsidiary of BNP Paribas (“BNPP”), a global financial institution based in France.  On April 1, 2016, BNPP effected a series of reorganization transactions (“Reorganization Transactions”), as a part of which we amended our certificate of incorporation to change our name to First Hawaiian, Inc., with First Hawaiian Bank remaining our only direct wholly owned subsidiary.

In February 2019, BNPP fully exited its ownership interest in FHI common stock.

Supervision and Regulation

We are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This regulatory framework may materially impact our growth potential and financial performance and is intended primarily for the protection of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of stockholders or other investors. Statutes, regulations and policies applicable to banks or bank holding companies are continually under review by Congress and state legislatures and federal and state regulatory agencies.

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

Permissible Activities for Banks

As a Hawaii-chartered bank, FHB’s business is generally limited to activities permitted by Hawaii law and applicable federal laws. Under the Hawaii Code, the Bank may generally engage in all usual banking activities, including accepting deposits; extending loans and lines of credit; borrowing money; issuing, confirming and advising letters of credit; entering into repurchase agreements; buying and selling foreign currency and, subject to certain limitations, making investments. Subject to prior approval by the Commissioner of the Hawaii DFI and by the DCCA Insurance Division, the Bank may also permissibly engage in activities related to a trust business, activities relating to insurance and annuities and any activity permissible for a national banking association.

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

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of bank holding companies, banks and other FDIC-insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with applicable laws, including fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, the Federal Reserve will consider the extent to which a proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Under applicable laws, the Company may not be permitted to acquire any bank in Hawaii because it controls more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition.

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

Federal bank regulators are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be affected by a range of regulatory changes.

Payment of Dividends by the Bank. In addition to the restrictions discussed above, the Bank is subject to limitations under Hawaii law regarding the amount of dividends that it may pay to the Parent. In general, under Hawaii law, dividends from a bank may not exceed the bank’s retained earnings provided that the bank will, after the dividend, have the minimum paid-in common stock and additional paid-in capital required under Hawaii law, which, for a bank which has trust operations, is $6.5 million. Hawaii law also effectively restricts a bank from paying a dividend, or the amount of the dividend, unless that bank’s common stock and additional paid-in capital is $6.5 million multiplied by 133%, or $8.6 million. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. Under Hawaii banking law, for example, paying “excessive dividends” in relation to a bank’s capital position, earnings capacity and asset quality could be deemed to be an unsafe and unsound banking practice. Under the Hawaii Business Corporation Act, a dividend or other distribution may not be made if a bank would not be able to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities and the amounts that would be needed to satisfy shareholders with preferential rights of distribution. In addition, under the Federal Deposit Insurance Act of 1950 (“FDIA”), an insured depository institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “— Prompt Corrective Action Framework” below.

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

In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt is subject to the prior approval of the Federal Reserve.

Transactions with Affiliates and Insiders

Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other affiliate of the Bank, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative limits, collateral requirements and qualitative requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, and credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers, principal shareholders (generally defined as persons that beneficially own or control more than 10% of any class of the bank’s voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors.

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

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases and certain discretionary compensation based on the amount of the shortfall and the institution’s “eligible retained income” (defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of net income over the preceding four quarters), with progressively more stringent constraints as the Company approaches the minimum ratios.

The Capital Rules provide for a number of deductions from and adjustments to CET1. As a “non-advanced approaches” firm under the Capital Rules, the Company is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing rights, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of non-consolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. Capital Rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of these standards on the Company and the Bank will depend on the manner in which they are implemented by the federal bank regulators.

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

To be “well capitalized” an insured depository institution must not be subject to any order or written directive requiring a specific capital lever and must maintain the following minimum capital ratios:

• Total capital ratio of at least 10.0%,
• CET1 capital ratio of at least 6.5%,
• Tier 1 capital ratio of at least 8.0%, and
• Tier 1 leverage ratio of at least 5.0%.

A bank will be “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized.”

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

As of December 31, 2021, the Bank met all capital ratio requirements to be well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 12.14%, total capital ratio of 13.40% and Tier 1 leverage ratio of 7.18%, in each case calculated under the Capital Rules. Although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized. As of December 31, 2021, the Company’s CET1 capital ratio and Tier 1 capital ratio was 12.24%, its total capital ratio was 13.49%, and its Tier 1 leverage ratio was 7.24%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Under CFPB rules relating to residential mortgage loans, banks are required to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage”, in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, integrated loans estimate and closing disclosures, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.

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

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to modernize their CRA frameworks. In May 2020, the OCC issued its final CRA rule, which it subsequently rescinded in 2021. The FDIC did not join the OCC’s final rulemaking and has not yet finalized its CRA rule. The effects on the Company of any potential change to the FDIC’s CRA rules will depend on the final form of any FDIC rulemaking and cannot be predicted at this time.

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

In November 2021, the federal bank regulatory agencies issued a final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as FHI, and an FDIC-supervised insured depository institution, such as FHB, would be required to notify the Federal Reserve or FDIC, respectively, within 36 hours of any incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States. The rule is effective April 1, 2022, with compliance required by May 1, 2022.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020 and the Colorado Privacy Act and Virginia Consumer Data Protection Act were enacted in 2021. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve and the FDIC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. In addition, the SEC proposed in 2015, but has not finalized, rules directing national securities exchanges and associations to establish listing standards requiring companies to adopt policies that require executive officers to pay back incentive-based compensation that they were awarded erroneously. In October 2021, the SEC reopened comment period on this proposal.

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

Market Risks

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.
•	A sustained period of high inflation could pose a risk to the economy and the financial performance of the Bank.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.
•	Our business is subject to risk arising from conditions in the commercial real estate market.
•	Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.
•	Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•	Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of the London Interbank Offered Rate (“LIBOR”).
•	The value of the investment securities we own may decline in the future.

Credit Risks

•	Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.
•	We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Liquidity Risks

•	Loss of deposits could increase our funding costs.
•	Our liquidity is dependent on dividends from First Hawaiian Bank.
•	We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

Operational Risks

•	Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•	We may not be able to attract and retain key personnel and other skilled employees.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•	The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.
•	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•	Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.

•	We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•	Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•	We are subject to a variety of risks in connection with any sale of loans we may conduct.
•	Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
•	We depend on the accuracy and completeness of information about customers and counterparties.
•	Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.
•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Strategic Risks

•	Geographic concentration in our existing markets may unfavorably impact our operations.
•	We operate in a highly competitive industry and market area.
•	New lines of business, products, product enhancements or services may subject us to additional risks.
•	A change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
•	We continually encounter technological change.

Legal, Regulatory and Compliance Risks

•	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.
•	We may not pay dividends on our common stock in the future.
•	Rulemaking changes implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.
•	Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
•	Increases in FDIC insurance premiums may adversely affect our earnings.
•	Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
•	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•	Differences in regulation can affect our ability to compete effectively.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•	We may be subject to litigation risk pertaining to our fiduciary responsibilities.

Other Risks Affecting Our Business

•	The COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and continue to adversely affect, us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant and are difficult to predict.
•	Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Risks Related to Our Common Stock

•	Our stock price may be volatile, and you could lose part or all of your investment as a result.
•	Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.
•	Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Risks Related to BNPP’s Divestiture of Our Common Stock

•	We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

Market Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service-based industries. In addition, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. Declines in the economic conditions in these markets, tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, increases in levels of underemployment, increases in energy costs, and other inflationary conditions, the availability of affordable air transportation, supply chain disruptions, pandemics or other widespread health emergency (or concerns over the possibility of such an emergency) (including COVID-19), real or threatened acts of war or terrorism, adverse weather, natural disasters and local or national budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 52% of our total loan and lease portfolio as of December 31, 2021, and we generally make loans to small to mid-sized businesses whose financial performance depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and, consequently, adversely affect our financial condition and performance.

The U.S. military has a major presence in Hawaii and Guam and, as a result, is an important aspect of the economies in which we operate. The funding of the U.S. military occurs as part of the overall U.S. government budget and appropriation process which is driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact legislation such as appropriations bills. Cuts to defense and other security spending could have an adverse impact on the economy in our markets.

Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters or a combination of these or other factors. While recent economic conditions in the State of Hawaii, the United States and worldwide have seen improving trends since the onset of the COVID-19 pandemic, there can be no assurance that this improvement will continue. Evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate. Economic and inflationary pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

A sustained period of high inflation could pose a risk to the economy and the financial performance of the Bank.

A sustained period of inflation could impact the Bank in many ways.  Higher cost could reduce our profit margins. Aggressive action by monetary authorities to combat inflation could lead to higher rates which could negatively affect economic growth. Higher rates could make less creditworthy customers less able to meet their payment obligations. Higher rates could also lead to reduced valuations on long duration financial assets and real estate and impact the value of collateral pledged for loans. Finally, higher rates could result in deposit outflows or higher deposit costs.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2021, our real estate loans represented approximately $9.4 billion, or 73% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans, including home equity loans (representing 38% of our total loan and lease portfolio) and commercial and construction loans (representing 35% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

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

As of December 31, 2021, our commercial real estate loans represented approximately $3.6 billion or 28% of our total loan and lease portfolio. Commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 33% of our outstanding dealer flooring commitments as of December 31, 2021. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System (the “FOMC”). In recent years, it has been the policy of the FOMC and the U.S. Treasury Department to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.

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

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Changes in interest rates also have a significant impact on (i) the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet, and (ii) the level of loan refinancing activity in our portfolio, which impacts the amount of prepayment penalty income we receive on loans we hold. In addition, we may incur debt in the future, and that debt may also be sensitive to interest rates.

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

As of December 31, 2021, we had $9.4 billion of noninterest-bearing demand deposits and $12.4 billion of interest-bearing deposits. If market conditions were to change, including as a result of monetary policy or the competitive environment, in a manner that caused us to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. Because the transition from LIBOR is ongoing, there continues to be significant uncertainty with respect to the effect of the transition on the financial markets for LIBOR-linked financial instruments.

In April 2018, the Federal Reserve Bank of New York commenced publication of the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to United States dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. However, uncertainty remains as to the transition process and acceptance of SOFR as the primary alternative to LIBOR.

The market transition from LIBOR to SOFR or a different alternative reference rate is complex and could have a range of adverse impacts on the Company. In particular, any such transition or reform could, among other things, (i) adversely impact the value of, return on and trading for the Company’s financial assets or liabilities that are linked to LIBOR, including its securities, loans and derivatives; (ii) require renegotiations of outstanding financial assets and liabilities; (iii) result in additional inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the LIBOR transition; (iv) increase the risk of disputes or litigation and/or increase expenses related to the transition, including with respect to any actions resulting from the Company’s interpretation and execution of its roles and responsibilities in corporate trust transactions; (v) adversely impact the Company’s reputation as it works with customers to transition loans and financial instruments from LIBOR; (vi) require successful system and analytics development and operationalization to transition the Company’s systems, loan portfolio and risk management processes away from LIBOR, which will require the Company to rely on the readiness of its customers, counterparties and third-party vendors; and (vii) cause significant disruption to financial markets that are relevant to the Company’s business segments. In addition, there can be no assurance that actions taken by the Company and third parties to address these risks and otherwise prepare for the transition from LIBOR to alternative interest rate benchmarks will be successful.

The value of the investment securities we own may decline in the future.

As of December 31, 2021, we owned investment securities with a fair market value of $8.4 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available-for-sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to recognize losses in future periods, which could adversely affect our business, results of operations or financial condition.

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

For our commercial loans, we perform an internal loan review and grade loans on an ongoing basis, and we estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded lending commitments). The objective of our loan review and grading procedures is to identify existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments of loan collectibility, including forecasts of economic conditions and how these economic predictions might impair the ability of the Company’s borrowers to repay their loans. The Company may not be able to accurately predict these economic conditions and/or some or all of their effects, which may, in turn, negatively impact the reliability of the process. Accordingly, as is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

Although our management has established an ACL it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing ACL might occur. Losses in excess of the existing ACL will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our ACL was adequate as of December 31, 2021, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2021, we had $21.8 billion in deposits. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Financial services institutions may be interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks (“FHLB”), any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute mortgage loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If the level of repurchase and indemnity activity becomes material, it could have a material adverse effect on our liquidity, business, financial condition or results of operations. Mortgage lending is highly regulated. Our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may impact our ability to sell mortgage loans in the future.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2021, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

We have dealer-centric automotive finance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.

Our automotive finance business depends on the continuation of the key role of dealers within the automotive industry, the maintenance of our existing relationships with dealers, and our creation of new relationships with dealers. A number of trends are affecting the automotive industry and the role of dealers within it. These include challenges to the dealer’s role as intermediary between manufacturers and purchasers, shifting financial and other pressures exerted by manufacturers on dealers, the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, changing expectations around the vehicle buying experience, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications technology. While it is not currently clear how and how quickly these trends may develop, any one or more of them could adversely affect the key role of dealers and their business models, profitability, and viability, and if this were to occur, our dealer-centric automotive finance businesses could suffer as well.

Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. For instance, we are in the process of implementing a new core system, which is expected to be completed in 2022. Certain of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or may otherwise result in an increase, potentially a material increase, in our expenses. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition or results of operations.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors other than insured depositors. FHI is subject to regulation and supervision by the Federal Reserve and the Bank is subject to regulation and supervision by the FDIC, the CFPB and the Hawaii DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

We expect that our business will remain subject to extensive regulation and supervision and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the United States presidential administration or one or both houses of Congress and public sentiment regarding financial institutions. New regulations and modifications to existing regulations and supervisory expectations have increased, and may in the future increase, our costs over time, result in decreased revenues and net income, reduce our ability to compete effectively (particularly with non-bank financial institutions that may not be subject to the same laws and regulations), make it less attractive for us to continue providing certain products and services, or require changes to our existing regulatory compliance and risk management structure. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to regulatory requirements relating to capital, which are subject to change from time to time. If we fail to meet applicable requirements, we may be restricted in the types of activities we may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing capital securities. See “Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements” for more information.

While we have, and expect to continue to, meet the requirements of the Capital Rules, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends and share repurchases. Higher capital levels could also lower our return on equity.

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

Rulemaking changes implemented by the CFPB have in the past resulted and may in the future result in higher regulatory and compliance costs that may adversely affect our results of operations.

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

Other Risks Affecting Our Business

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant and are difficult to predict

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility, uncertainty and deteriorations in business, economic, and market conditions and has adversely affected our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively impact our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, whether any new COVID variants or other diseases emerge, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to, among other things:

•	Increased unemployment and supply chain and business disruption and decreased consumer and business confidence and consumer and commercial activity generally, leading to an increased risk of delinquencies, defaults and foreclosures;
•	Credit deterioration and defaults in many industries, particularly travel and leisure, restaurants, entertainment and commercial real estate;
•	A decline in collateral values;
•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
•	A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income;
•	Higher and more volatile credit loss expense and potential for increased charge-offs, particularly as customers may need to draw on their committed credit lines to help finance their businesses and activities;
•	Heightened cybersecurity, information security and operational risks as a result of a remote workforce and impacts on our service providers;
•	Operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and
•	An increasingly competitive labor market due to an ongoing labor shortage which has impacted and could continue to impact our ability to staff open positions and/or retain existing employees and has resulted in and could continue to result in an increase in our staffing costs.

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

We are unable to estimate the ongoing impact of COVID-19 on our business and operations at this time. Should it continue for an extended period or increase in severity, the pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill (or additional assessments of the same) and other financial assets, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings. Even after the pandemic subsides, the U.S. economy may be challenged, and we anticipate our businesses would be materially and adversely affected by any prolonged recession.

Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics or other severe health emergencies, or concerns over the possibility of such an emergency (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events could have a significant impact on our business. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel, any related safety concerns or limitations  and the prevailing weather patterns in the region, we could be disproportionately affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics or other actual or perceived severe health emergencies, including travel restrictions as a result of actual or perceived health emergencies that impact markets on which we depend. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

We own the building in Honolulu in which our principal office and headquarters are located. Given that we derive a portion of our income from leasing space in our principal office building and that the largest concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation and could have a material adverse effect on our business, financial condition or results of operations.

Climate change could have a material negative impact on us and our customers.

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries.

For instance, climate change exposes us and our customers to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. As our primary markets are located on islands in the Pacific Ocean, they may be particularly susceptible to certain of these risks or other risks resulting from climate change, including those relating to rising sea levels. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.

Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming. New regulations or guidance, or the attitudes of regulators, shareholders and employees regarding climate change, may affect the activities in which the Company engages and the products that the Company offers. In addition, an increasing perspective that financial institutions, including the Company, play an important role in managing risks related to climate change, including indirectly with respect to their customers, may result in increased pressure on the Company to take additional steps to disclose and manage its climate risks and related lending and other activities. Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on the Company, and the Company expects that climate change-related risks will continue to evolve and increase over time.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 10, 2022, we had a total of 128,157,353 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. In April 2021, our stockholders approved an amendment and restatement of the First Hawaiian, Inc. 2016 Non-Employee Director Plan principally to increase the total number of shares of common stock that may be awarded under that plan by 193,941 shares. We have granted awards covering 2,399,805 shares of our common stock under these plans as of December 31, 2021. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 54 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Lanai, Guam and Saipan as of December 31, 2021. We lease 33 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We have closed and may close branches in certain circumstances to improve our efficiency.

ITEM 3.    LEGAL PROCEEDINGS

We operate in a highly regulated environment. From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. For additional information, see the discussion related to contingencies in “Note 17. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FHI’s common stock is listed on the NASDAQ under the symbol “FHB” and is quoted daily in leading financial publications.

As of February 10, 2022, there were 21 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
October 1, 2021 through October 31, 2021	230,862	$29.02	230,862	$14,804,678
November 1, 2021 through November 30, 2021	236,681	28.26	235,904	8,137,823
December 1, 2021 through December 31, 2021	303,471	26.82	303,471	-
Total	771,014	$27.92	770,237

(1)	Includes 777 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended December 31, 2021.
(2)	In February 2021, the Company announced a stock repurchase program for up to $75 million of its outstanding common stock during 2021. On December 31, 2021, the stock repurchase program for 2021 expired with nil remaining of the $75 million repurchase amount authorized. In January 2022, the Company announced a stock repurchase program for $75 million of its common stock during 2022. The timing and amount of stock repurchases are influenced by various internal and external factors.

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

	1Q 2019	2Q 2019	3Q 2019	4Q 2019	1Q 2020	2Q 2020	3Q 2020	4Q 2020	1Q 2021	2Q 2021	3Q 2021	4Q 2021
First Hawaiian, Inc. Common Stock	$111.93	$112.31	$121.29	$130.46	$77.28	$78.81	$69.24	$107.84	$132.94	$134.15	$134.43	$128.93
S&P 500 Index	129.27	134.14	136.84	147.46	112.95	141.43	151.66	169.97	180.29	194.83	201.15	216.12
KBW Regional Banking Index	115.19	115.12	117.66	127.60	73.44	84.63	75.42	110.31	145.90	141.97	139.38	146.59

(1)	The investments in FHI were calculated using a volume weighted average price with a 10-day averaging period with dividends reinvested at the ex-dividend date.
(2)	The S&P 500 Index and KRX were calculated using a 10-day averaging period.

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

As of December 31, 2021, we were the largest full-service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2021, we had $25.0 billion of assets, $13.0 billion of gross loans and leases and $21.8 billion of deposits. We also generated $265.7 million of net income or diluted earnings per share of $2.05 per share for the year ended December 31, 2021. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Recent Developments regarding COVID-19 and the Hawaii and Global Economy

Overview

The COVID-19 pandemic has brought unprecedented challenges to businesses and economies around the world, particularly those in the United States. Our business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. Restrictive measures to address the pandemic eased throughout 2021, resulting in the improvement of the U.S. economy, relatively to the corresponding period in 2020. The increased availability of COVID-19 vaccinations began to mitigate the public health effects of the pandemic. However, there was a rise in cases during the last three months of 2021 due to the Delta and Omicron variants of COVID-19 and slower progress on vaccination rates. Recovery from the related economic crisis continues to disproportionately affect certain industries, geographies, and demographics more than others.

We recognize that our customers continue to experience varying degrees of financial distress. There remains a high degree of uncertainty relating to the ongoing spread and severity of the virus and other potential new variants. To the extent that the economy continues to be negatively impacted by the pandemic, our results will be affected. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

Hawaii Economy

Hawaii’s economy continues to be significantly impacted by COVID-19 and the responses to it. Because the Hawaii economy is heavily dependent on tourism, the combination of various response measures to the COVID-19 pandemic resulted in significant fluxes in Hawaii unemployment. The statewide seasonally adjusted unemployment rate was 5.7% in December 2021 compared to 9.3% in December 2020, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally adjusted unemployment rate was 3.9% in December 2021 compared to 6.7% in December 2020. Despite decreasing unemployment rates, Hawaii’s demand for workers continues to strengthen but is constrained by a labor shortage that, in many cases, is impeding business activity throughout the State.

Visitor arrivals for the year ended December 31, 2021 increased by 150.3% compared to the same period in 2020, according to the Hawaii Tourism Authority. However, the timing and extent of the recovery of the Hawaii tourism industry remains highly uncertain and beyond our control.

The volume of home sales on Oahu has increased relative to the corresponding period of 2020, which was significantly impacted by the COVID-19 pandemic. For the year ended December 31, 2021, the volume of single-family home sales increased by 17.9%, while condominium sales increased by 53.1% compared to the same period in 2020, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $990,000 and $475,000, respectively, or an increase of 19.3% and 9.2%, respectively, for the year ended December 31, 2021 as compared to the same period in 2020. As of December 31, 2021, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 0.8 and 1.6 months, respectively. Lastly, state general excise and use tax revenues increased by 18.6% for year ended December 31, 2021 as compared to the same period in 2020, according to the Hawaii Department of Business, Economic Development & Tourism.

Legislative and Regulatory Developments

Actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to partially mitigate the economic effects of COVID-19 and related containment measures have had, and will continue to have, an impact on our financial position and results of operations. These actions are further discussed below.

The Federal Reserve has instituted a number of other measures to mitigate the lasting impact from the COVID-19 pandemic and to support the flow of credit to households and businesses, offset forced liquidations and restore liquidity in the financial markets. For example, among other things, the Federal Reserve lowered the rate charged on its discount window while extending the length of the loans offered and introduced a number of additional facilities designed to enhance support for small and mid-sized businesses.

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

The State of Hawaii received at least $1.25 billion in federal aid from the CARES Act, with a majority of this federal aid used to help fund state and county government response efforts to COVID-19. Additional federal funding is expected to provide unemployment assistance, direct cash payments to Hawaii residents and funding to support local schools and colleges. The CAA provided an additional $1.7 billion in new federal funding, while extending the ability of the State of Hawaii and its local governments to use its previously received federal aid until December 31, 2021. The State of Hawaii has fully allocated the $1.6 billion of federal funding received from the American Rescue Plan.

Impact to our Operations

We saw a significant decrease in customer traffic in our branches in recent periods. As a result, in 2020, we strategically closed 26 of our branch locations on a temporary basis. As of January 2022, we reopened 19 of the temporarily closed branch locations in connection with the reopening of local businesses and permanently closed 7 branches. The temporary (or in certain cases, permanent) closures of bank branches and the safety precautions implemented at reopened branches could result in consumers becoming more comfortable with technology and seeing less need for face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors. The Bank continues to adapt to these changing behaviors and launched its newly enhanced mobile banking application in April 2021, allowing customers to perform certain transactions virtually as well as integrate their financial information in one place. We continue to provide service to customers and operate our businesses on all islands of Hawaii, Guam and Saipan. Many of our employees continue to work remotely. We continue to emphasize the importance of practicing social distancing and good hygiene practices in the workplace, especially as more employees have returned to working in our physical offices and spaces.

Impact on our Financial Position and Results of Operations

We expect that COVID-19 will continue to impact commercial activity throughout the State of Hawaii and nationally, and thus continue to affect the way our customers (businesses and individuals), vendors and counterparties meet existing payment, or other, obligations to us. As Hawaii’s economy remains open, we expect that local consumption of goods and services will continue to improve. Although Hawaii’s economy had favorable results with the recent  holiday season, the timing and extent of the recovery of the Hawaii tourism industry continues to remain uncertain and is dependent upon, among other things, the number of cases declining around the globe, in the United States and, in particular, in Hawaii, public health impacts of the new COVID-19 variants, the continued administration of the vaccine to unvaccinated populations, and the effectivity and the duration of immunity granted by current vaccines.

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

The uncertainty of the economy as it recovers from the pandemic may continue to have a negative impact on our financial position and results of operations. The national public health crisis arising from the COVID-19 pandemic, combined with other factors, including, but not limited to, inflation, labor shortages and supply chain disruption, could, despite improvements in 2021, again destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements could further impact the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers’ creditworthiness and our ability to make loans.

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of December 31, 2021, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.24%, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as borrowings and repurchase agreements, and to assess longer-term funding sources. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors.”

Selected Financial Data:

Our financial highlights for the years indicated are presented in Table 1:

Financial Highlights			Table 1
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Income Statement Data:
Interest income	$549,311	$582,759	$678,692
Interest expense	18,752	47,025	105,290
Net interest income	530,559	535,734	573,402
Provision for credit losses	(39,000)	121,718	13,800
Net interest income after provision for credit losses	569,559	414,016	559,602
Noninterest income	184,916	197,380	192,533
Noninterest expense	405,479	367,672	370,437
Income before provision for income taxes	348,996	243,724	381,698
Provision for income taxes	83,261	57,970	97,306
Net income	$265,735	$185,754	$284,392
Basic earnings per share	$2.06	$1.43	$2.14
Diluted earnings per share	$2.05	$1.43	$2.13
Basic weighted-average outstanding shares	128,963,131	129,890,225	133,076,489
Diluted weighted-average outstanding shares	129,537,922	130,220,077	133,387,157
Dividends declared per share	$1.04	$1.04	$1.04
Dividend payout ratio	50.73%	72.73%	48.83%
Supplemental Income Statement Data (non-GAAP)(1):
Core net interest income	$530,559	$535,734	$573,402
Core noninterest income	190,828	202,322	199,748
Core noninterest expense	393,245	367,672	367,623
Core net income	279,229	189,378	291,785
Core basic earnings per share	$2.17	$1.46	$2.19
Core diluted earnings per share	$2.16	$1.45	$2.19
Other Financial Information / Performance Ratios:
Net interest margin	2.43%	2.77%	3.20%
Core net interest margin (non-GAAP)(1),(2)	2.43%	2.77%	3.20%
Efficiency ratio	56.45%	50.10%	48.36%
Core efficiency ratio (non-GAAP)(1),(3)	54.30%	49.77%	47.55%
Return on average total assets	1.09%	0.85%	1.40%
Core return on average total assets (non-GAAP)(1),(4)	1.14%	0.87%	1.44%
Return on average tangible assets (non-GAAP)(9)	1.13%	0.89%	1.47%
Core return on average tangible assets (non-GAAP)(1),(5)	1.19%	0.91%	1.51%
Return on average total stockholders' equity	9.81%	6.88%	10.90%
Core return on average total stockholders' equity (non-GAAP)(1),(6)	10.31%	7.02%	11.18%
Return on average tangible stockholders' equity (non-GAAP)(9)	15.51%	10.91%	17.62%
Core return on average tangible stockholders' equity (non-GAAP)(1),(7)	16.30%	11.12%	18.08%
Noninterest expense to average assets	1.66%	1.68%	1.82%
Core noninterest expense to average assets (non-GAAP)(1),(8)	1.61%	1.68%	1.81%

(continued)

(continued)	December 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$1,258,469	$1,040,944
Investment securities	8,428,032	6,071,415
Loans and leases	12,961,999	13,279,097
Allowance for credit losses for loans and leases	157,262	208,454
Goodwill	995,492	995,492
Total assets	24,992,410	22,662,831
Total deposits	21,816,146	19,227,723
Long-term borrowings	—	200,010
Total liabilities	22,335,498	19,918,727
Total stockholders' equity	2,656,912	2,744,104
Book value per share	$20.84	$21.12
Tangible book value per share (non-GAAP)(9)	$13.03	$13.46

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.05%	0.07%
Allowance for credit losses for loans and leases / total loans and leases	1.21%	1.57%
Net charge-offs / average total loans and leases	0.10%	0.23%

	December 31,	December 31,
Capital Ratios:	2021	2020
Common Equity Tier 1 Capital Ratio	12.24%	12.47%
Tier 1 Capital Ratio	12.24%	12.47%
Total Capital Ratio	13.49%	13.73%
Tier 1 Leverage Ratio	7.24%	8.00%
Total stockholders' equity to total assets	10.63%	12.11%
Tangible stockholders' equity to tangible assets (non-GAAP)(9)	6.92%	8.07%
(1)	We present net interest income, noninterest income, noninterest expense, net income, basic earnings per share, diluted earnings per share and the related ratios described below, on an adjusted, or “core,” basis, each a non-GAAP financial measure. These core measures exclude from the corresponding GAAP measure the impact of certain items that we do not believe are representative of our financial results. We believe that the presentation of these non-GAAP financial measures helps identify underlying trends in our business from period to period that could otherwise be distorted by the effect of certain expenses, gains and other items included in our operating results. We believe that these core measures provide useful information about our operating results and enhance the overall understanding of our past performance and future performance. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP measures have limitations as analytical tools and investors should not consider them in isolation or as a substitute for analysis of our financial results or financial condition as reported under GAAP.

The following table provides a reconciliation of net interest income, noninterest income, noninterest expense and net income to their “core” non-GAAP financial measures:

GAAP to Non-GAAP Reconciliation			Table 2
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Net interest income	$530,559	$535,734	$573,402
Core net interest income (non-GAAP)	$530,559	$535,734	$573,402

Noninterest income	$184,916	$197,380	$192,533
(Gains) losses on sale of securities	(102)	114	2,715
Costs associated with the sale of stock(a)	6,014	4,828	4,500
Core noninterest income (non-GAAP)	$190,828	$202,322	$199,748

Noninterest expense	$405,479	$367,672	$370,437
Loss on litigation	(2,100)	—	—
One-time items(b)	(10,134)	—	(2,814)
Core noninterest expense (non-GAAP)	$393,245	$367,672	$367,623

Net income	$265,735	$185,754	$284,392
(Gains) losses on sale of securities	(102)	114	2,715
Costs associated with the sale of stock(a)	6,014	4,828	4,500
Loss on litigation	2,100	—	—
One-time noninterest expense items(b)	10,134	—	2,814
Tax adjustments(c)	(4,652)	(1,318)	(2,636)
Total core adjustments	13,494	3,624	7,393
Core net income (non-GAAP)	$279,229	$189,378	$291,785

Basic earnings per share	$2.06	$1.43	$2.14
Diluted earnings per share	$2.05	$1.43	$2.13
Efficiency ratio	56.45%	50.10%	48.36%

Core basic earnings per share (non-GAAP)	$2.17	$1.46	$2.19
Core diluted earnings per share (non-GAAP)	$2.16	$1.45	$2.19
Core efficiency ratio (non-GAAP)	54.30%	49.77%	47.55%
(a)	Costs associated with the sale of stock for the years ended December 31, 2021, 2020 and 2019 related to changes in the valuation of the funding swap entered into with the buyer of our Visa Class B restricted sales in 2016.
(b)	One-time items for the year ended December 31, 2021 consisted of fees related to the prepayment of $200.0 million of FHLB advances and severance costs. One-time items for the year ended December 31, 2019 included a nonrecurring payment to a former executive of the Company pursuant to the Bank’s Executive Change-in-Control Retention Plan, nonrecurring offering costs and the loss on our funding swap as a result of a 2019 decrease in the conversion rate of our Visa Class B restricted shares sold in 2016.
(c)	Represents the adjustments to net income, tax effected at the Company’s effective tax rate for the respective period.

(2)	Core net interest margin is a non-GAAP financial measure. We compute our core net interest margin as the ratio of core net interest income to average earning assets. For a reconciliation to the most directly comparable GAAP financial measure for core net interest income, see the GAAP to Non-GAAP Reconciliation Table.

(3)	Core efficiency ratio is a non-GAAP financial measure. We compute our core efficiency ratio as the ratio of core noninterest expense to the sum of core net interest income and core noninterest income. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, core net interest income and core noninterest income, see the GAAP to Non-GAAP Reconciliation Table.

(4)	Core return on average total assets is a non-GAAP financial measure. We compute our core return on average total assets as the ratio of core net income to average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(5)	Core return on average tangible assets is a non-GAAP financial measure. We compute our core return on average tangible assets as the ratio of core net income to average tangible assets, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total assets. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(6)	Core return on average total stockholders’ equity is a non-GAAP financial measure. We compute our core return on average total stockholders’ equity as the ratio of core net income to average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(7)	Core return on average tangible stockholders’ equity is a non-GAAP financial measure. We compute our core return on average tangible stockholders’ equity as the ratio of core net income to average tangible stockholders’ equity, which is calculated by subtracting (and thereby effectively excluding) amounts related to the effect of goodwill from our average total stockholders’ equity. For a reconciliation to the most directly comparable GAAP financial measure for core net income, see the GAAP to Non-GAAP Reconciliation Table.

(8)	Core noninterest expense to average assets is a non-GAAP financial measure. We compute our core noninterest expense to average assets as the ratio of core noninterest expense to average assets. For a reconciliation to the most directly comparable GAAP financial measure for core noninterest expense, see the GAAP to Non-GAAP Reconciliation Table.

(9)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation			Table 3
	For the Years Ended
	December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Income Statement Data:
Noninterest expense	$405,479	$367,672	$370,437
Core noninterest expense	$393,245	$367,672	$367,623

Net income	$265,735	$185,754	$284,392
Core net income	$279,229	$189,378	$291,785

Average total stockholders' equity	$2,708,370	$2,698,853	$2,609,432
Less: average goodwill	995,492	995,492	995,492
Average tangible stockholders' equity	$1,712,878	$1,703,361	$1,613,940

Average total assets	$24,426,258	$21,869,064	$20,325,697
Less: average goodwill	995,492	995,492	995,492
Average tangible assets	$23,430,766	$20,873,572	$19,330,205

Return on average total stockholders' equity	9.81%	6.88%	10.90%
Core return on average total stockholders' equity (non-GAAP)	10.31%	7.02%	11.18%
Return on average tangible stockholders' equity (non-GAAP)	15.51%	10.91%	17.62%
Core return on average tangible stockholders' equity (non-GAAP)	16.30%	11.12%	18.08%

Return on average total assets	1.09%	0.85%	1.40%
Core return on average total assets (non-GAAP)	1.14%	0.87%	1.44%
Return on average tangible assets (non-GAAP)	1.13%	0.89%	1.47%
Core return on average tangible assets (non-GAAP)	1.19%	0.91%	1.51%

Noninterest expense to average assets	1.66%	1.68%	1.82%
Core noninterest expense to average assets (non-GAAP)	1.61%	1.68%	1.81%

	December 31,
(dollars in thousands, except share amount and per share data)	2021	2020
Balance Sheet Data:
Total stockholders' equity	$2,656,912	$2,744,104
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,661,420	$1,748,612

Total assets	$24,992,410	$22,662,831
Less: goodwill	995,492	995,492
Tangible assets	$23,996,918	$21,667,339

Shares outstanding	127,502,472	129,912,272

Total stockholders' equity to total assets	10.63%	12.11%
Tangible stockholders' equity to tangible assets (non-GAAP)	6.92%	8.07%

Book value per share	$20.84	$21.12
Tangible book value per share (non-GAAP)	$13.03	$13.46

Financial Highlights

Net income was $265.7 million for the year ended December 31, 2021, an increase of $80.0 million or 43% as compared to 2020. Basic earnings per share was $2.06 per share for the year ended December 31, 2021, an increase of $0.63 per share or 44% as compared to 2020. Diluted earnings per share was $2.05 for the year ended December 31, 2021, an increase of $0.62 or 43% as compared to 2020. The increase was primarily due to a benefit to provision for credit losses (the "Provision") of $39.0 million for the year ended December 31, 2021, compared to a Provision of $121.7 million for the year ended December 31, 2020. This increase was partially offset by a $37.8 million increase in noninterest expense, a $25.3 million increase in the provision for income taxes, a $12.5 million decrease in noninterest income and a $5.2 million decrease in net interest income.

Net income for the year ended December 31, 2021 was negatively impacted by $9.0 million in fees related to the prepayment of the $200.0 million FHLB advances, a $6.0 million charge on the funding swap for the Visa Class B restricted shares sold in 2016, a $2.1 million loss on litigation, and a $1.2 million severance cost expense. Core net income was $279.2 million for the year ended December 31, 2021, an increase of $89.9 million or 47% as compared to 2020. Core basic earnings per share was $2.17 for the year ended December 31, 2021, an increase of $0.71 or 49% as compared to 2020. Core diluted earnings per share was $2.16 for the year ended December 31, 2021, an increase of $0.71 or 49% as compared to 2020. Core net income and core basic and diluted earnings per share are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for core net income and core basic and diluted earnings per share, see Table 2, GAAP to Non-GAAP Reconciliation.

Net income was $185.8 million for the year ended December 31, 2020, a decrease of $98.6 million or 35% as compared to 2019. Basic earnings per share was $1.43 for the year ended December 31, 2020, a decrease of $0.71 or 33% as compared to 2019. Diluted earnings per share was $1.43 for the year ended December 31, 2020, a decrease of $0.70 or 33% as compared to 2019. The decrease was primarily due to a $107.9 million increase in the Provision and a $37.7 million decrease in net interest income, partially offset by a $39.3 million decrease in the provision for income taxes, a $4.8 million increase in noninterest income and a $2.8 million decrease in noninterest expense.

Net income for the year ended December 31, 2020 was negatively impacted by a $4.8 million charge on the funding swap for the Visa Class B restricted shares sold in 2016. Core net income was $189.4 million for the year ended December 31, 2020, a decrease of $102.4 million or 35% as compared to 2019. Core basic earnings per share was $1.46 for the year ended December 31, 2020, a decrease of $0.73 or 33% as compared to 2019. Core diluted earnings per share was $1.45 for the year ended December 31, 2020, a decrease of $0.74 or 34% as compared to 2019. Core net income and core basic and diluted earnings per share are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for core net income and core basic and diluted earnings per share, see Table 2, GAAP to Non-GAAP Reconciliation.

Our return on average total assets was 1.09% for the year ended December 31, 2021, an increase of 24 basis points as compared to 2020, and our return on average total stockholders’ equity was 9.81% for the year ended December 31, 2021, an increase of 293 basis points as compared to 2020. Our return on average tangible assets was 1.13% for the year ended December 31, 2021, an increase of 24 basis points as compared to 2020, and our return on average tangible stockholders’ equity was 15.51% for the year ended December 31, 2021, an increase of 460 basis points as compared to 2020. Our efficiency ratio was 56.45% for the year ended December 31, 2021 as compared to 50.10% in 2020. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 3, GAAP to Non-GAAP Reconciliation.

Our return on average total assets was 0.85% for the year ended December 31, 2020, a decrease of 55 basis points as compared to 2019, and our return on average total stockholders’ equity was 6.88% for the year ended December 31, 2020, a decrease of 402 basis points as compared to 2019. Our return on average tangible assets was 0.89% for the year ended December 31, 2020, a decrease of 58 basis points as compared to 2019, and our return on average tangible stockholders’ equity was 10.91% for the year ended December 31, 2020, a decrease of 671 basis points as compared to 2019. Our efficiency ratio was 50.10% for the year ended December 31, 2020 as compared to 48.36% in 2019. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 3, GAAP to Non-GAAP Reconciliation.

Our results for the year ended December 31, 2021 were highlighted by the following:

●	Net interest income was $530.6 million for the year ended December 31, 2021, a decrease of $5.2 million or 1% as compared to 2020. Our net interest margin was 2.43% for the year ended December 31, 2021, a decrease of 34 basis points as compared to 2020. The decrease in net interest income was primarily due to lower yields in most loan categories, a decrease in average loan balances in a few loan categories and lower yields in our investment securities portfolio. This was partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs.

●	The Provision was a benefit of $39.0 million for the year ended December 31, 2021, compared to a Provision of $121.7 million for the year ended December 31, 2020. The benefit was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb probable credit losses that are expected in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $184.9 million for the year ended December 31, 2021, a decrease of $12.5 million or 6% as compared to 2020. The decrease was primarily due to a $21.4 million decrease in other noninterest income, a $2.6 million decrease in bank-owned life insurance (“BOLI”) income, a $0.9 million decrease in trust and investment services income and a $0.7 million decrease in service charges on deposit accounts. This was partially offset by an $8.1 million increase in credit and debit card fees and a $4.7 million increase in other service charges and fees.

●	Noninterest expense was $405.5 million for the year ended December 31, 2021, an increase of $37.8 million or 10% as compared to 2020. The increase in noninterest expense was primarily due to an $18.7 million increase in other noninterest expense, an $8.2 million increase in salaries and employee benefits, a $4.4 million increase in equipment costs, a $3.1 million increase in card rewards program expenses, a $2.8 million increase in contracted services and professional fees and a $0.5 million increase in occupancy expense.

Our results for the year ended December 31, 2020 were highlighted by the following:

●	Net interest income was $535.7 million for the year ended December 31, 2020, a decrease of $37.7 million or 7% as compared to 2019. Our net interest margin was 2.77% for the year ended December 31, 2020, a decrease of 43 basis points as compared to 2019. The decrease in net interest income was primarily due to lower yields in all loan categories and lower yields in our investment securities portfolio. This was partially offset by lower deposit funding costs and higher average balances in our investment securities portfolio.

●	The Provision was $121.7 million for the year ended December 31, 2020, an increase of $107.9 million as compared to 2019. This increase was primarily due to higher expected credit losses as a result of COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb probable credit losses that are expected in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $197.4 million for the year ended December 31, 2020, an increase of $4.8 million or 3% as compared to 2019. The increase was primarily due to a $20.7 million increase in other noninterest income, a $2.6 million decrease in the net loss on investment securities and a $0.6 million increase in trust and investment services income. This was partially offset by a $11.3 million decrease in credit and debit card fees, a $5.6 million decrease in service charges on deposit accounts and a $2.4 million decrease in other service charges and fees.

●	Noninterest expense was $367.7 million for the year ended December 31, 2020, a decrease of $2.8 million or 1% as compared to 2019. The decrease in noninterest expense was primarily due to a $7.8 million decrease in card rewards program expenses, a $3.3 million decrease in other noninterest expense and a $1.2 million decrease in advertising and marketing expenses, partially offset by a $4.2 million increase in contracted services and professional fees, a $2.9 million increase in equipment costs, a $1.3 million increase in regulatory assessment and fees and a $1.1 million increase in salaries and employee benefits.

Balance sheet highlights consisted of the following:

●	Total loans and leases were $13.0 billion as of December 31, 2021, a decrease of $317.1 million or 2% as compared to December 31, 2020. This decrease was primarily due to a decrease in our commercial and industrial portfolio, which was largely due to a decrease in PPP loans of $584.8 million from the prior year, as well as reductions in our dealer flooring portfolio. These decreases were offset by increases in our residential portfolio and our commercial real estate portfolio.

●	The ACL was $157.3 million as of December 31, 2021, a decrease of $51.2 million or 25% from December 31, 2020. This decrease was primarily due to the aforementioned improvement in credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The ratio of our ACL to total loans and leases outstanding decreased to 1.21% as of December 31, 2021, compared to 1.57% as of December 31, 2020. The overall level of the ACL was commensurate with our stable credit risk profile and the Hawaii economy.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. The total fair value of our investment securities portfolio was $8.4 billion as of December 31, 2021, an increase of $2.4 billion or 39% compared to December 31, 2020. The higher balances in investment securities were primarily due to redeploying excess balance sheet liquidity.

●	Total deposits were $21.8 billion as of December 31, 2021, an increase of $2.6 billion or 13% from December 31, 2020. The increase in total deposits was primarily due to a $1.9 billion increase in demand deposits, a $0.7 billion increase in money market deposit balances and a $0.6 billion increase in savings deposit balances, partially offset by a $0.6 billion decrease in time deposit balances.

●	Total stockholders’ equity was $2.7 billion as of December 31, 2021, a decrease of $87.2 million or 3% from December 31, 2020. The decrease in stockholders’ equity was primarily due a $153.3 million decrease in accumulated other comprehensive income, net of tax, dividends declared and paid to the Company’s stockholders of $134.1 million and common stock repurchases of $75.0 million, partially offset by earnings for the year ended December 31, 2021 of $265.7 million, and equity-based awards of $9.5 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2021, 2020, and 2019, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 4. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 5.

Average Balances and Interest Rates									Table 4
	Year Ended			Year Ended			Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,723.0	$2.3	0.14%	$882.1	$2.4	0.27%	$437.8	$9.3	2.11%
Available-for-Sale Investment Securities
Taxable	6,608.9	93.3	1.41	4,844.5	80.9	1.67	4,309.7	92.5	2.15
Non-Taxable	481.9	10.2	2.12	62.0	1.1	1.77	0.5	—	2.71
Total Available-for-Sale Investment Securities	7,090.8	103.5	1.46	4,906.5	82.0	1.67	4,310.2	92.5	2.15
Loans Held for Sale	3.6	0.1	2.24	13.0	0.3	2.21	1.0	—	2.53
Loans and Leases(1)
Commercial and industrial	2,586.8	82.2	3.18	3,168.7	93.2	2.94	2,987.3	122.8	4.11
Commercial real estate	3,456.7	101.6	2.94	3,419.1	116.9	3.42	3,176.6	143.9	4.53
Construction	804.5	25.4	3.16	615.7	21.3	3.46	547.7	25.5	4.65
Residential:
Residential mortgage	3,836.6	138.3	3.60	3,698.7	148.4	4.01	3,626.0	150.9	4.16
Home equity line	834.3	22.2	2.66	875.1	27.1	3.10	910.7	34.1	3.74
Consumer	1,275.5	67.8	5.31	1,501.6	82.9	5.52	1,652.8	91.8	5.56
Lease financing	239.9	7.6	3.14	239.4	6.9	2.90	162.6	5.0	3.08
Total Loans and Leases	13,034.3	445.1	3.42	13,518.3	496.7	3.67	13,063.7	574.0	4.39
Other Earning Assets	69.4	1.1	1.54	56.4	2.0	3.66	79.8	2.9	3.66
Total Earning Assets(2)	21,921.1	552.1	2.52	19,376.3	583.4	3.01	17,892.5	678.7	3.79
Cash and Due from Banks	289.3			304.9			340.1
Other Assets	2,215.9			2,187.9			2,093.1
Total Assets	$24,426.3			$21,869.1			$20,325.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,581.1	$2.5	0.04%	$5,538.1	$5.2	0.09%	$4,840.6	$16.6	0.34%
Money Market	3,831.4	2.1	0.05	3,266.6	6.6	0.20	3,123.5	27.8	0.89
Time	2,005.0	9.3	0.47	2,839.8	23.7	0.83	2,882.9	43.5	1.51
Total Interest-Bearing Deposits	12,417.5	13.9	0.11	11,644.5	35.5	0.30	10,847.0	87.9	0.81
Federal Funds Purchased	—	—	—	1.4	—	0.43	16.4	0.4	2.44
Short-Term Borrowings	—	—	—	208.2	6.0	2.88	193.4	5.5	2.85
Long-Term Borrowings	177.5	4.9	2.76	200.0	5.5	2.77	406.6	11.5	2.83
Total Interest-Bearing Liabilities	12,595.0	18.8	0.15	12,054.1	47.0	0.39	11,463.4	105.3	0.92
Net Interest Income		$533.3			$536.4			$573.4
Interest Rate Spread			2.37%			2.62%			2.87%
Net Interest Margin			2.43%			2.77%			3.20%
Noninterest-Bearing Demand Deposits	8,594.1			6,608.5			5,766.4
Other Liabilities	528.8			507.6			486.5
Stockholders' Equity	2,708.4			2,698.9			2,609.4
Total Liabilities and Stockholders' Equity	$24,426.3			$21,869.1			$20,325.7
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $2.8 million, $0.7 million and nil for the years ended December 31, 2021, 2020 and 2019, respectively.

Analysis of Change in Net Interest Income						Table 5
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Compared to December 31, 2020			Compared to December 31, 2019
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$1.5	$(1.6)	$(0.1)	$5.0	$(11.9)	$(6.9)
Available-for-Sale Investment Securities
Taxable	26.3	(13.9)	12.4	10.6	(22.2)	(11.6)
Non-Taxable	8.8	0.3	9.1	1.1	—	1.1
Total Available-for-Sale Investment Securities	35.1	(13.6)	21.5	11.7	(22.2)	(10.5)
Loans Held for Sale	(0.2)	—	(0.2)	0.3	—	0.3
Loans and Leases
Commercial and industrial	(18.1)	7.1	(11.0)	7.1	(36.7)	(29.6)
Commercial real estate	1.3	(16.6)	(15.3)	10.3	(37.3)	(27.0)
Construction	6.1	(2.0)	4.1	2.9	(7.1)	(4.2)
Residential:
Residential mortgage	5.4	(15.5)	(10.1)	3.0	(5.5)	(2.5)
Home equity line	(1.2)	(3.7)	(4.9)	(1.3)	(5.7)	(7.0)
Consumer	(12.1)	(3.0)	(15.1)	(8.3)	(0.6)	(8.9)
Lease financing	0.1	0.6	0.7	2.2	(0.3)	1.9
Total Loans and Leases	(18.5)	(33.1)	(51.6)	15.9	(93.2)	(77.3)
Other Earning Assets	0.4	(1.3)	(0.9)	(0.9)	—	(0.9)
Total Change in Interest Income	18.3	(49.6)	(31.3)	32.0	(127.3)	(95.3)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.7	(3.4)	(2.7)	2.1	(13.5)	(11.4)
Money Market	1.0	(5.5)	(4.5)	1.2	(22.4)	(21.2)
Time	(5.8)	(8.6)	(14.4)	(0.6)	(19.2)	(19.8)
Total Interest-Bearing Deposits	(4.1)	(17.5)	(21.6)	2.7	(55.1)	(52.4)
Federal Funds Purchased	—	—	—	(0.2)	(0.2)	(0.4)
Short-Term Borrowings	(3.0)	(3.0)	(6.0)	0.4	0.1	0.5
Long-Term Borrowings	(0.6)	—	(0.6)	(5.8)	(0.2)	(6.0)
Total Change in Interest Expense	(7.7)	(20.5)	(28.2)	(2.9)	(55.4)	(58.3)
Change in Net Interest Income	$26.0	$(29.1)	$(3.1)	$34.9	$(71.9)	$(37.0)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $533.3 million for the year ended December 31, 2021, a decrease of $3.1 million or 1% as compared to 2020. Our net interest margin was 2.43% for the year ended December 31, 2021, a decrease of 34 basis points as compared to 2020. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in most loan categories, a decrease in average loan balances in a few loan categories and lower yields in our investment securities portfolio. This was partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs. Yields on our loans and leases were 3.42% for the year ended December 31, 2021, a decrease of 25 basis points as compared to 2020. We experienced a decrease in our yield from total loans primarily due to decreases in our commercial and industrial (excluding PPP loans), commercial real estate and residential mortgage loans. The decrease in our adjustable rate commercial and industrial and commercial real estate loans are typically based on LIBOR. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the years ended December 31, 2021 and 2020, included $31.6 million and $16.7 million, respectively, of fees from PPP loans. As of December 31, 2021, there were approximately $5.4 million of additional fees remaining on our PPP loans that had not yet been recognized into income. For the year ended December 31, 2021, the average balance of our investment securities portfolio increased $2.2 billion or 45% to $7.1 billion. Yields on our investment securities portfolio were 1.46% for the year ended December 31, 2021, a decrease of 21 basis points compared to 2020. Deposit funding costs were $13.9 million for the year ended December 31, 2021, a decrease of $21.6 million or 61% compared to 2020. Rates paid on our interest-bearing deposits were 11 basis points for the year ended December 31, 2021, a decrease of 19 basis points compared to 2020.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to end the first quarter at 3.25%, where it remained as at the end of 2021. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At December 31, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.10% and 0.21%, respectively. At December 31, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.14% and 0.24%, respectively, while at December 31, 2019, the one-month and three-month U.S. dollar LIBOR interest rates were 1.76% and 1.91%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2019 at 2.25% to 2.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 1.50% to 1.75%. During 2020, the target range for the federal funds rate decreased 150 basis points in March to at 0.00% to 0.25%, where it remained as at the end of 2021. The decrease in the target range for the federal funds rate in 2020 was largely an emergency measure by the Federal Reserve aimed at mitigating the economic impact of COVID-19. In December 2021, the Federal Reserve released projections related to the target range for the federal funds rate that imply, while there can be no such assurance, increases in the federal funds rate will occur in 2022, followed by additional increases in 2023 and 2024.

Net interest income, on a fully taxable-equivalent basis, was $536.4 million for the year ended December 31, 2020, a decrease of $37.0 million or 6% as compared to 2019. Our net interest margin was 2.77% for the year ended December 31, 2020, a decrease of 43 basis points as compared to 2019. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to lower yields in all loan categories and lower yields in our investment securities portfolio and interest-bearing deposits in other banks. This was partially offset by lower deposit funding costs and higher average balances in our investment securities portfolio. Yields on our loans and leases were 3.67% for the year ended December 31, 2020, a decrease of 72 basis points as compared to 2019. We experienced a decrease in our yield from total loans primarily due to decreases in adjustable rate commercial and industrial and commercial real estate loans, which are typically based on LIBOR. Decreases in the yield on commercial and industrial loans also stemmed from our participation in the PPP, as these loans have a fixed interest rate of one percent per annum. For the year ended December 31, 2020, the average balance of our investment securities portfolio increased $596.3 million or 14% to $4.9 billion. Yields on our investment securities portfolio were 1.67% for the year ended December 31, 2020, a decrease of 48 basis points compared to 2019. Deposit funding costs were $35.5 million for the year ended December 31, 2020, a decrease of $52.4 million compared to 2019. Rates paid on our interest-bearing deposits were 30 basis points for the year ended December 31, 2020, a decrease of 51 basis points compared to 2019.

Provision for Credit Losses

The Provision was a benefit of $39.0 million for the year ended December 31, 2021, compared to a Provision of $121.7 million in 2020. For the year ended December 31, 2021, the Provision included a negative $38.7 million in provision for credit losses for loans and leases and a negative $0.3 million in provision for credit losses for the reserve for unfunded commitments. The benefit was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. We recorded net charge-offs of $12.5 million and $30.9 million for the years ended December 31, 2021 and 2020, respectively. This represented net charge-offs of 0.10% and 0.23% of total average loans and leases for the years ended December 31, 2021 and 2020, respectively. The ACL was $157.3 million and $208.5 million as of December 31, 2021 and 2020, respectively, and represented 1.21% of total outstanding loans and leases as of December 31, 2021, compared to 1.57% of total outstanding loans and leases as of December 31, 2020. The reserve for unfunded commitments was $30.3 million as of December 31, 2021, compared to $30.6 million as of December 31, 2020. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 6 presents the major components of noninterest income for the years ended December 31, 2021, 2020 and 2019:

Noninterest Income									Table 6
	Year Ended December 31,			Change			Change
(dollars in thousands)	2021	2020	2019	2021	vs.	2020	2020	vs.	2019
Service charges on deposit accounts	$27,510	$28,169	$33,778	$(659)		(2)%	$(5,609)		(17)%
Credit and debit card fees	63,580	55,451	66,749	8,129		15	(11,298)		(17)
Other service charges and fees	38,578	33,876	36,253	4,702		14	(2,377)		(7)
Trust and investment services income	34,719	35,652	35,102	(933)		(3)	550		2
Bank-owned life insurance	13,185	15,754	15,479	(2,569)		(16)	275		2
Investment securities gains (losses), net	102	(114)	(2,715)	216		(189)	2,601		(96)
Other	7,242	28,592	7,887	(21,350)		(75)	20,705		263
Total noninterest income	$184,916	$197,380	$192,533	$(12,464)		(6)%	$4,847		3%

Total noninterest income was $184.9 million for the year ended December 31, 2021, a decrease of $12.5 million or 6% as compared to 2020. Total noninterest income was $197.4 million for the year ended December 31, 2020, an increase of $4.8 million or 3% as compared to 2019.

Service charges on deposit accounts were $27.5 million for the year ended December 31, 2021, a decrease of $0.7 million or 2% as compared to 2020. This decrease was primarily due to a $0.7 million decrease in checking account service fees and a $0.2 million decrease in overdraft and checking account fees, partially offset by a $0.4 million increase in ATM interchange fees from customers. Service charges on deposit accounts were $28.2 million for the year ended December 31, 2020, a decrease of $5.6 million or 17% as compared to 2019. This decrease was primarily due to a $5.3 million decrease in overdraft and checking account fees, resulting from decreased transactions and spending due to the impact of the COVID-19 pandemic, and a $0.8 million decrease in ATM interchange fees from customers, partially offset by a $0.7 million increase in account analysis service charges.

Credit and debit card fees were $63.6 million for the year ended December 31, 2021, an increase of $8.1 million or 15% as compared to 2020. This increase was primarily due to a $4.5 million increase in interchange settlement fees, a $3.7 million increase in merchant service revenues, a $1.2 million increase in ATM interchange and surcharge fees, and a $1.0 million increase in debit card interchange fees. This was partially offset by a $2.5 million increase in network association dues. Credit and debit card fees were $55.5 million for the year ended December 31, 2020, a decrease of $11.3 million or 17% as compared to 2019. This decrease was primarily due to an $8.3 million decrease in interchange settlement fees and a $7.1 million decrease in merchant service revenues, both resulting from decreased transactions and spending due to the impact of the COVID-19 pandemic. The decrease also related to a $2.3 million decrease in ATM interchange and surcharge fees, resulting from FHI waving ATM surcharge fees for a portion of the year ended December 31, 2020 as a response to the COVID-19 pandemic, and a $0.3 million decrease in credit card fees from cash advances. This was partially offset by a $7.1 million decrease in network association dues.

Other service charges and fees were $38.6 million for the year ended December 31, 2021, an increase of $4.7 million or 14% as compared to 2020. This increase was primarily due to a $3.4 million increase in fees from annuities and securities, a $1.3 million increase in miscellaneous service fees, a $0.3 million increase in wire transfer fees, a $0.3 million increase in online banking fees, and a $0.3 million increase in fee income from our cash management services. This was partially offset by a $1.0 million decrease in service fees related to participation loans. Other service charges and fees were $33.9 million for the year ended December 31, 2020, a decrease of $2.4 million or 7% as compared to 2019. This decrease was primarily due to a $0.6 million decrease in insurance income, a $0.6 million decrease in service fees related to participation loans, a $0.6 million decrease in foreign exchange processing fees, a $0.5 million decrease in online banking fees, a $0.3 million decrease in fees from standby letters of credit arrangements and a $0.3 million decrease in fee income from our cash management services. This was partially offset by a $1.0 million increase in fees from annuities and securities.

Trust and investment services income was $34.7 million for the year ended December 31, 2021, a decrease of $0.9 million or 3% as compared to 2020. This decrease was primarily due to a $1.9 million decrease in business cash management fees, a $0.4 million decrease in money market fund management fees, a $0.2 million decrease in personal property agency account fees, and a $0.2 million decrease in tax services. This was partially offset by a $1.2 million increase in investment management fees and a $0.9 million increase in irrevocable trust fees. Trust and investment services income was $35.7 million for the year ended December 31, 2020, an increase of $0.6 million or 2% as compared to 2019. This increase was primarily due to a $1.1 million increase in investment management fees, partially offset by a $0.4 million decrease in administrative fees for retirement accounts.

BOLI income was $13.2 million for the year ended December 31, 2021, a decrease of $2.6 million or 16% as compared to 2020. This decrease was due to a $3.8 million decrease in BOLI earnings, partially offset by a $1.3 million increase in death benefit proceeds from life insurance policies. BOLI income was $15.8 million for the year ended December 31, 2020, an increase of $0.3 million or 2% as compared to 2019.

Net gains on the sale of investment securities were $0.1 million for the year ended December 31, 2021, an increase in net gains of $0.2 million as compared to 2020. Net losses on the sale of investment securities were $0.1 million for the year ended December 31, 2020, a decrease in net losses of $2.6 million as compared to 2019.

Other noninterest income was $7.2 million for the year ended December 31, 2021, a decrease of $21.4 million as compared to 2020. This decrease was primarily due to a $13.4 million decrease in gains on the sale of residential and commercial loans, a $5.8 million decrease in customer-related interest rate swap fees, a $1.3 million increase in net losses recognized in income related to derivative contracts, a $1.2 million decrease in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $0.7 million decrease in market adjustments on mutual funds purchased, a $0.6 million decrease in market adjustments for foreign exchange transactions, a $0.5 million decrease in volume-based incentives and a $0.5 million decrease in net mortgage servicing rights income. This was partially offset by a $2.1 million increase in gains on the sale of bank properties. Other noninterest income was $28.6 million for the year ended December 31, 2020, an increase of $20.7 million as compared to 2019. This increase was primarily due to a $15.8 million increase in gains on the sale of residential and commercial loans, a $3.9 million increase in customer-related interest rate swap fees, a $1.6 million increase in net mortgage servicing rights income and a $0.7 million decrease in net losses recognized in income related to derivative contracts. This was partially offset by a $1.1 million decrease in market adjustments for foreign exchange transactions.

Noninterest Expense

Table 7 presents the major components of noninterest expense for the years ended December 31, 2021, 2020 and 2019:

Noninterest Expense									Table 7
	Year Ended December 31,			Change			Change
(dollars in thousands)	2021	2020	2019	2021	vs.	2020	2020	vs.	2019
Salaries and employee benefits	$182,384	$174,221	$173,098	$8,163		5%	$1,123		1%
Contracted services and professional fees	63,349	60,546	56,321	2,803		5	4,225		8
Occupancy	29,348	28,821	28,753	527		2	68		—
Equipment	24,719	20,277	17,343	4,442		22	2,934		17
Regulatory assessment and fees	8,245	8,659	7,390	(414)		(5)	1,269		17
Advertising and marketing	6,108	5,695	6,910	413		7	(1,215)		(18)
Card rewards program	25,244	22,114	29,961	3,130		14	(7,847)		(26)
Other	66,082	47,339	50,661	18,743		40	(3,322)		(7)
Total noninterest expense	$405,479	$367,672	$370,437	$37,807		10%	$(2,765)		(1)%

Total noninterest expense was $405.5 million for the year ended December 31, 2021, an increase of $37.8 million or 10% as compared to 2020. Total noninterest expense was $367.7 million for the year ended December 31, 2020, a decrease of $2.8 million or 1% as compared to 2019.

Salaries and employee benefits expense was $182.4 million for the year ended December 31, 2021, an increase of $8.2 million or 5% as compared to 2020. This increase was primarily due to a $3.4 million increase in temporary help expenses, a $3.4 million increase in incentive compensation, a $3.1 million increase in other compensation, including a nonrecurring severance cost of $1.2 million, a $2.1 million increase in base salaries and related payroll taxes, a $1.6 million increase in group health plan costs, a $0.7 million increase in retirement plan expenses, a $0.4 million increase in employee overtime pay expense and a $0.3 million increase in state unemployment tax expense. This was partially offset by a $7.0 million increase in deferred loan origination costs. Salaries and employee benefits expense was $174.2 million for the year ended December 31, 2020, an increase of $1.1 million or 1% as compared to 2019. This increase was primarily due to a $7.6 million increase in base salaries and related payroll taxes, a $1.5 million increase in incentive compensation and a $1.5 million increase in retirement plan expenses. This was partially offset by a $7.1 million increase in deferred loan origination costs, a $1.6 million decrease in group health plan costs and a $0.9 million decrease in other compensation, primarily related to bonuses resulting from the initial public offering and related stock-based compensation.

Contracted services and professional fees were $63.3 million for the year ended December 31, 2021, an increase of $2.8 million or 5% as compared to 2020. This increase was primarily due to a $1.2 million increase in outside services, primarily attributable to marketing and new customer services, a $0.8 million increase in contracted data processing, primarily related to system upgrades and product enhancements, and a $0.7 million increase in audit, legal and consultant fees. Contracted services and professional fees were $60.5 million for the year ended December 31, 2020, an increase of $4.2 million or 8% as compared to 2019. This increase was primarily due to a $2.3 million increase in contracted data processing, primarily related to system upgrades and product enhancements, a $1.4 million increase in audit, legal and consultant fees, and a $0.8 million increase in outside services, primarily attributable to marketing and new customer services.

Occupancy expense was $29.3 million for the year ended December 31, 2021, an increase of $0.5 million or 2% as compared to 2020. This increase was due to a $0.5 million increase in utilities expense. Occupancy expense was $28.8 million for the year ended December 31, 2020, an increase of $0.1 million or less than 1% as compared to 2019.

Equipment expense was $24.7 million for the year ended December 31, 2021, an increase of $4.4 million or 22% as compared to 2020. This increase was primarily due to a $4.7 million increase in technology-related license and maintenance fees. Equipment expense was $20.3 million for the year ended December 31, 2020, an increase of $2.9 million or 17% as compared to 2019. This increase was primarily due to a $1.5 million increase in technology-related license and maintenance fees and a $1.2 million increase in furniture and equipment depreciation.

Regulatory assessment and fees were $8.2 million for the year ended December 31, 2021, a decrease of $0.4 million or 5% as compared to 2020. Regulatory assessment and fees were $8.7 million for the year ended December 31, 2020, an increase of $1.3 million or 17% as compared to 2019. This increase was primarily due to a $1.3 million increase in the FDIC insurance assessment.

Advertising and marketing expense was $6.1 million for the year ended December 31, 2021, an increase of $0.4 million or 7% as compared to 2020. Advertising and marketing expense was $5.7 million for the year ended December 31, 2020, a decrease of $1.2 million or 18% as compared to 2019. This decrease was primarily due to a decrease in advertising costs related to direct mailing programs.

Card rewards program expense was $25.2 million for the year ended December 31, 2021, an increase of $3.1 million or 14% as compared to 2020. This increase was primarily due to a $2.1 million increase in interchange fees paid to our credit card partners, a $0.6 million increase in priority rewards card redemptions and a $0.5 million increase in credit card cash reward redemptions. Card rewards program expense was $22.1 million for the year ended December 31, 2020, a decrease of $7.8 million or 26% as compared to 2019. This decrease was primarily due to a $3.8 million decrease in priority rewards card redemptions, a $2.8 million decrease in interchange fees paid to our credit card partners and a $1.2 million decrease in credit card cash reward redemptions. Decreased transactions and spending by our customers as a result of the COVID-19 pandemic led to decreased expenses for each of the aforementioned card reward programs.

Other noninterest expense was $66.1 million for the year ended December 31, 2021, an increase of $18.7 million or 40% as compared to 2020. This increase was primarily due to $9.0 million in prepayment fees to terminate the Company’s FHLB fixed-rate advances, a $2.6 million increase in general and administrative expenses primarily around supplies, insurance, meals and entertainment and shipping and delivery, a $2.2 million increase in software amortization expense, a $2.1 million settlement payment in connection to a lawsuit against the Company, a $1.5 million increase in pension-related expenses, a $0.5 million increase in broker fees, and $0.5 million in estimated PPP loan losses. Other noninterest expense was $47.3 million for the year ended December 31, 2020, a decrease of $3.3 million or 7% as compared to 2019. This decrease was primarily due to a $2.8 million decrease in pension-related expenses, a $1.0 million decrease in charitable contributions, a $0.8 million decrease in travel expenses, and a $0.6 million decrease in collection fees on delinquent consumer loans. This was partially offset by a $2.1 million increase in software amortization expense.

Provision for Income Taxes

The provision for income taxes was $83.3 million (reflecting an effective tax rate of 23.86%) for the year ended December 31, 2021, compared with a provision for income taxes of $58.0 million (reflecting an effective tax rate of 23.79%) in 2020. Additional information about the provision for income taxes is presented in “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 8 summarizes net income (loss) from our business segments for the years ended December 31, 2021, 2020 and 2019. Additional information about operating segment performance is presented in “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

The CARES Act, enacted on March 27, 2020, established, among other COVID-19 relief programs, a loan program (the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses. In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align PPP loan balances within the business segment that directly manages them. Specifically, PPP loan balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select PPP loan balances affected net interest income, net interest income after provision for credit losses, noninterest expense, provision for income taxes, net income and asset balances. The Company has reported its selected financial information using the new PPP loan balance alignments for year ended December 31, 2021. The Company has restated the selected financial information for the year ended December 31, 2020 in order to conform with the current presentation. As PPP loans were instituted in 2020, this reclassification had no impact to the year ended December 31, 2019.

Business Segment Net Income			Table 8
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Retail Banking	$186,936	$143,651	$204,520
Commercial Banking	119,773	73,991	92,632
Treasury and Other	(40,974)	(31,888)	(12,760)
Total	$265,735	$185,754	$284,392

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers, small businesses and certain commercial customers. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans, and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services. Products and services from Retail Banking are delivered to customers through 54 banking locations throughout the State of Hawaii, Guam and Saipan.

Net income for the Retail Banking segment was $186.9 million for the year ended December 31, 2021, an increase of $43.3 million or 30% as compared to 2020. The increase in net income for the Retail Banking segment was primarily due to the Provision. The Provision was a benefit of $16.3 million for the year ended December 31, 2021, compared to a Provision of $52.7 million for the year ended December 31, 2020. The increase in net income for the Retail Banking segment also stemmed from a $10.5 million increase in net interest income, partially offset by a $15.0 million increase in noninterest expense, a $14.9 million increase in the provision for income taxes and a $6.4 million decrease in noninterest income. The decrease in the Provision was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The increase in net interest income was primarily due to higher spread on our residential real estate loans. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment, a settlement in connection with a lawsuit against the Company and an increase in equipment expense, partially offset by a decrease in salaries and employee benefits expense, occupancy expense and regulatory assessment and fees. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in noninterest income was primarily due to decreases in gains on the sale of residential loans, trust and investment services income, service charges on deposit accounts and market adjustments for foreign exchange transactions, partially offset by an increase in other service charges and fees. The increase in total assets for the Retail Banking segment was primarily due to an increase in residential real estate loans, partially offset by decreases in indirect automobile loans and other consumer loans.

Net income for the Retail Banking segment was $143.7 million for the year ended December 31, 2020, a decrease of $60.9 million or 30% as compared to 2019. The decrease in net income for the Retail Banking segment was primarily due to a $46.5 million increase in the Provision, a $37.9 million decrease in net interest income and a $4.6 million increase in noninterest expense, partially offset by a $25.5 million decrease in the provision for income taxes and a $2.6 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of COVID-19 and its impact on our customers. The decrease in net interest income was primarily due to a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio and lower spreads on our commercial and residential real estate portfolios. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment, partially offset by a decrease in salaries and employee benefits expense. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to increases in gains on the sale of residential loans and mortgage servicing rights, partially offset by a decrease in overdraft and checking account fees, an increase in amortization on mortgage servicing rights and a decrease in other service charges and fees. The decrease in total assets for the Retail Banking segment was primarily due to the sale of residential mortgages and decreases in consumer loans.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, residential and commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards. Commercial lending and deposit products are offered primarily to middle-market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $119.8 million for the year ended December 31, 2021, an increase of $45.8 million or 62% as compared to 2020. The increase in net income for the Commercial Banking segment was primarily due to the Provision. The Provision was a benefit of $22.5 million for the year ended December 31, 2021, compared to a Provision of $53.9 million for the year ended December 31, 2020. The increase in net income for the Commercial Banking segment also stemmed from a $11.4 million increase in net interest income, partially offset by a $21.0 million increase in noninterest expense, a $15.6 million increase in the provision for income taxes and a $5.4 million decrease in noninterest income. The decrease in the Provision was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The increase in net interest income was primarily due to an increase in loan fees. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment, and increases in salaries and benefits expense, card rewards program expense, supplies expense and estimated PPP loan losses. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in noninterest income was primarily due to decreases in gains on the sale of commercial loans, customer-related interest rate swap fees and volume-based incentives, partially offset by increases in credit and debit card fees and other service charges and fees. The decrease in total assets for the Commercial Banking segment was primarily due to decreases in PPP loans and our dealer flooring portfolio, partially offset by increases in our commercial real estate and our Shared National Credits portfolios.

Net income for the Commercial Banking segment was $74.0 million for the year ended December 31, 2020, a decrease of $18.6 million or 20% as compared to 2019. The decrease in net income for the Commercial Banking segment was primarily due to a $46.4 million increase in the Provision, partially offset by a $10.4 million increase in net interest income, a $10.3 million decrease in the provision for income taxes, a $4.6 million increase in noninterest income and a $2.4 million decrease in noninterest expense. The increase in the Provision was primarily due to higher expected credit losses as a result of COVID-19 and its impact on our customers. The increase in net interest income was primarily due to an increase in loan fees and higher spread on our commercial loans, partially offset by a decrease in transfer pricing credits on interest expenses from deposits as a result of lower yields on our deposit portfolio. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to gains on the sale of loans and increases in customer-related interest rate swap fees and volume-based incentives, partially offset by decreases in credit and debit card fees and other service charges and fees. The decrease in noninterest expense was primarily due to a decrease in card rewards program expense, partially offset by increases in contracted services expense and salaries and benefits expense, higher overall expenses that were allocated to the Commercial Banking segment, and an increase in other tax expense. The increase in total assets for the Commercial Banking segment was primarily due to PPP loans and an increase in construction loans, partially offset by decreases in our dealer flooring portfolios, Shared National Credits, indirect automobile loans and credit card balances.

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

Net loss for the Treasury and Other segment was $41.0 million for the year ended December 31, 2021, an increase in net loss of $9.1 million as compared to 2020. The increase in net loss was primarily due to a $27.1 million increase in net interest expense and a $1.9 million increase in noninterest expense, partially offset by a $15.4 million decrease in the Provision and a $5.2 million increase in the benefit for income taxes. The increase in net interest expense was primarily due to an increase in net transfer pricing charges that reside in the Treasury and Other segment, partially offset by an increase in our investment securities portfolio average balance and a decrease in our borrowings. The increase in noninterest expense was primarily due to prepayment fees to terminate the Company’s FHLB fixed-rate advances, and increases in salaries and employee benefits expense, contracted services and professional fees, equipment expense, software amortization expense, occupancy expense, pension-related expenses, regulatory assessment and fees, advertising and marketing expense, other insurance expense and supplies expense, partially offset by higher overall credits that were allocated to the Treasury and Other segment. The decrease in the Provision was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The increase in total assets for the Treasury and Other segment was primarily due to increases in our investment securities portfolio and interest-bearing deposits in other banks.

Net loss for the Treasury and Other segment was $31.9 million for the year ended December 31, 2020, an increase in net loss of $19.1 million as compared to 2019. The increase in net loss was primarily due to a $15.1 million increase in the Provision, a $10.2 million decrease in net interest income and a $2.3 million decrease in noninterest income, partially offset by a $4.9 million decrease in noninterest expense and a $3.5 million increase in the benefit for income taxes. The increase in the Provision was primarily due to higher expected credit losses as a result of COVID-19 and its impact on our customers. The decrease in net interest income was primarily due to lower earnings credits as a result of lower average yields in our loan portfolio and lower average yields in our investment securities portfolio and interest-bearing deposits in other banks, partially offset by a decrease in transfer pricing charges as a result of lower yields on our deposit portfolio. The decrease in noninterest income was primarily due to decreases in ATM surcharge fees, ATM interchange fees from customers and other service charges and fees, and insurance settlement income received in 2019, partially offset by a decrease in net losses on the sale of investment securities as a result of the investment portfolio restructuring and sale of 48 investment securities in January 2019. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Treasury and Other segment, and decreases in pension-related expenses, advertising and marketing expenses, charitable contributions and occupancy expense, partially offset by increases in equipment expense, salaries and employee benefits expense, software amortization expense and contracted services and professional fees. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The increase in total assets for the Treasury and Other segment was primarily due to increases in our investment securities portfolio and interest-bearing deposits in other banks.

Analysis of Financial Condition

Liquidity and Capital Resources

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2021 and 2020, cash and cash equivalents were $1.3 billion and $1.0 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $8.4 billion and $6.1 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities. As of December 31, 2021, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 5.8 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2021, we have borrowing capacity of $1.8 billion from the FHLB and $1.1 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $21.0 billion and $17.9 billion as of December 31, 2021 and 2020, which represented 96% and 93%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

Our material cash requirements from our current and long-term contractual obligations as of December 31, 2021 are summarized in the following table:

Contractual Obligations					Table 9
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$1,460,549	$205,810	$109,375	$704	$1,776,438
Noncancelable operating leases	7,755	9,987	8,099	68,996	94,837
Postretirement benefit contributions	1,204	2,733	2,949	7,905	14,791
Purchase obligations	70,315	76,873	45,930	10,205	203,323
Affordable housing commitments	44,575	16,886	261	870	62,592
Total Contractual Obligations	$1,584,398	$312,289	$166,614	$88,680	$2,151,981

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations, including the systems and applications in the Bank’s new core system expected to be implemented in 2022. Postretirement benefit contributions represent the minimum expected contribution to the postretirement benefit plan. Actual contributions may differ from these estimates.

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2021 and 2020 were $204.1 million and $154.5 million, respectively. The increase in UTB was primarily due to additions related to state tax refund claims for periods during which the Company was the parent company for the state combined returns filed with BNPP and BOW. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

See the discussion of credit, lease and other contractual commitments in “Note 4. Loans and Leases” and “Note 17. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included Item 8. Financial Statements and Supplementary Data.

Other material cash requirements include general corporate operating activities, stock repurchases, and capital to be returned to our shareholders.

We expect to meet these obligations from dividends paid by the Bank to the Parent. Additional sources of liquidity available to us include selling residential real estate loans in the secondary market, taking out short- and long-term borrowings and issuing long-term debt and equity securities. At the start of the pandemic, we increased our liquidity position through additional public time deposits in anticipation of a surge in funding needs due to our participation in the PPP and other additional liquidity needs. While our public time deposits have since decreased from the fourth quarter of 2020, we have continued to maintain high levels of liquidity as of December 31, 2021. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, will be sufficient to meet our cash requirements within the next twelve months and beyond.

Potential Demands on Liquidity from Off-Balance Sheet Arrangements

We have off-balance sheet arrangements, such as variable interest entities, guarantees, and certain financial instruments with off-balance sheet risk, that may affect the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $62.6 million and $89.0 million as of December 31, 2021 and 2020, respectively.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2021 and 2020, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.7 billion and $2.2 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2021, there were two residential mortgage loan repurchases totaling $0.6 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2021, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2021.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2021, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2021, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the consolidated financial statements.

See “Note 17. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our financial instruments with off-balance sheet risk.

Investment Securities

Table 10 presents the estimated fair value of our available-for-sale investment securities portfolio as of December 31, 2021 and 2020:

Investment Securities		Table 10
	December 31,
(dollars in thousands)	2021	2020
U.S. Treasury and government agency debt securities	$192,563	$171,421
Mortgage-backed securities:
Residential - Government agency	137,264	160,462
Residential - Government-sponsored enterprises	1,491,100	447,200
Commercial - Government agency	387,663	599,650
Commercial - Government-sponsored enterprises	1,369,443	932,157
Collateralized mortgage obligations:
Government agency	2,079,523	1,933,553
Government-sponsored enterprises	2,621,044	1,826,972
Collateralized loan obligations	105,247	—
Debt securities issued by states and political subdivisions	44,185	—
Total available-for-sale securities	$8,428,032	$6,071,415

Table 11 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of December 31, 2021:

Maturities and Weighted-Average Yield on Securities(1)											Table 11
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2021
Available-for-sale securities
U.S. Treasury and government agency debt securities	$—	—%	$50.5	0.69%	$82.8	1.03%	$63.4	1.57%	$196.7	1.11%	$192.6
Mortgage-backed securities(2):
Residential - Government agency	—	—	66.1	2.33	69.7	2.04	—	—	135.8	2.18	137.3
Residential - Government-sponsored enterprises	—	—	1,348.5	1.39	148.1	1.42	—	—	1,496.6	1.39	1,491.1
Commercial - Government agency	17.4	3.44	305.4	1.89	69.6	1.85	—	—	392.4	1.96	387.7
Commercial - Government-sponsored enterprises	—	—	128.8	1.44	571.3	1.60	715.4	2.15	1,415.5	1.86	1,369.4
Collateralized mortgage obligations(2):
Government agency	10.4	1.72	1,054.0	1.65	1,038.8	1.34	—	—	2,103.2	1.50	2,079.5
Government-sponsored enterprises	14.6	2.09	1,082.9	1.23	1,573.6	1.37	—	—	2,671.1	1.32	2,621.0
Collateralized loan obligations	—	—	—	—	40.9	1.79	64.3	1.51	105.2	1.62	105.2
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	44.2	2.26	44.2	2.26	44.2
Total available-for-sale securities as of December 31, 2021	$42.4	2.56%	$4,036.2	1.46%	$3,594.8	1.42%	$887.3	2.07%	$8,560.7	1.51%	$8,428.0
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $8.4 billion as of December 31, 2021, an increase of $2.4 billion or 39% compared to December 31, 2020. The higher balances in investment securities were primarily due to deploying excess balance sheet liquidity. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision.

As of December 31, 2021, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the consolidated balance sheets, with $4.7 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $3.4 billion in mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities, $192.6 million in debt securities issued by the U.S. Treasury and government agencies (U.S. International Development Finance Corporation bonds), $105.2 million in collateralized loan obligations and $44.2 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $24.6 million and $97.1 million as of December 31, 2021 and 2020, respectively. Gross unrealized losses in our investment securities portfolio were $157.3 million and $10.7 million as of December 31, 2021 and 2020, respectively. The increase in unrealized loss and decrease in unrealized gains in our investment securities portfolio was primarily due to higher market interest rates as of December 31, 2021, relative to December 31, 2020, resulting in a lower valuation. Additionally, the increase in unrealized loss and decrease in unrealized gain positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the years ended December 31, 2021 and 2020, we did not record any credit losses related to our investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2021 and 2020, we held $10.1 million and $18.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 12 presents the composition of our loan and lease portfolio by major categories as of December 31, 2021 and 2020:

Loans and Leases		Table 12
	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$1,870,657	$2,218,266
Paycheck Protection Program loans	216,442	801,241
Total commercial and industrial	2,087,099	3,019,507
Commercial real estate	3,639,623	3,392,676
Construction	813,969	735,819
Residential:
Residential mortgage	4,083,367	3,690,218
Home equity line	876,608	841,624
Total residential	4,959,975	4,531,842
Consumer	1,229,939	1,353,842
Lease financing	231,394	245,411
Total loans and leases	$12,961,999	$13,279,097

Total loans and leases were $13.0 billion as of December 31, 2021, a decrease of $317.1 million or 2% from December 31, 2020, with decreases in commercial and industrial loans, consumer loans and lease financing, partially offset by increases in commercial real estate loans, construction loans and residential real estate loans. The decrease in total loans and leases was primarily due to our participation in the PPP which had a total amortized cost basis of $216.4 million as of December 31, 2021, a decrease of $584.8 million from December 31, 2020. It is possible that the continued effects of COVID-19 on the economy could result in less demand for our loan products.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.1 billion as of December 31, 2021, a decrease of $932.4 million or 31% from December 31, 2020. This decrease was primarily due to a decrease in PPP loans, as well as a reduction in dealer flooring balances, partially offset by an increase in our Shared National Credits during the year. The decrease in dealer flooring balances was driven by the global chip shortage that has been adversely impacting the automobile industry.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and the operating cash flow from the business, respectively. Commercial real estate loans were $3.6 billion as of December 31, 2021, an increase of $246.9 million or 7% from December 31, 2020. This increase was primarily due to an increase in U.S. Mainland commercial real estate loans during the year.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $814.0 million as of December 31, 2021, an increase of $78.2 million or 11% from December 31, 2020. The increase was primarily due to an increase in U.S. Mainland and Hawaii construction loan draws during the year.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products with interest rates that are subject to change every year after the first, third, fifth or tenth year, depending on the product and are based on LIBOR. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.0 billion as of December 31, 2021, an increase of $428.1 million or 9% from December 31, 2020. This increase was primarily due to increases in residential mortgages of $393.1 million and home equity lines of $35.0 million during the year.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of December 31, 2021, a decrease of $123.9 million or 9% from December 31, 2020. The decrease in consumer loans was primarily due to decreases in indirect automobile loans and other unsecured consumer loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $231.4 million as of December 31, 2021, a decrease of $14.0 million or 6% from December 31, 2020. The reduction was reflective of weak demand for new business equipment and vehicles in the Hawaii market coupled with supply chain disruption causing significant delays in deliveries of new orders.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 13 presents the recorded investment in our loan and lease portfolio as of December 31, 2021:

Loans and Leases by Rate Type								Table 13
	December 31, 2021
	Adjustable Rate					Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	Other	Total	Rate	Rate	Total
Commercial and industrial	$294,542	$1,132,191	$—	$363	$1,427,096	$41,542	$618,461	$2,087,099
Commercial real estate	401,881	1,833,080	—	972,222	3,207,183	115,818	316,622	3,639,623
Construction	116,824	565,646	23	25,943	708,436	3,611	101,922	813,969
Residential:
Residential mortgage	22,035	168,492	69,751	65,142	325,420	269,746	3,488,201	4,083,367
Home equity line	345,526	—	4,265	—	349,791	526,810	7	876,608
Total residential	367,561	168,492	74,016	65,142	675,211	796,556	3,488,208	4,959,975
Consumer	301,798	5,829	1,021	132	308,780	56	921,103	1,229,939
Lease financing	—	—	—	—	—	—	231,394	231,394
Total loans and leases	$1,482,606	$3,705,238	$75,060	$1,063,802	$6,326,706	$957,583	$5,677,710	$12,961,999

% by rate type at December 31, 2021	11%	29%	1%	8%	49%	7%	44%	100%

Tables 14 and 15 present the geographic distribution of our loan and lease portfolio as of December 31, 2021 and 2020:

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,070,206	$871,699	$112,739	$32,455	$2,087,099
Commercial real estate	2,226,487	1,023,018	389,922	196	3,639,623
Construction	340,290	467,331	6,348	—	813,969
Residential:
Residential mortgage	3,949,550	1,054	132,763	—	4,083,367
Home equity line	845,517	—	31,091	—	876,608
Total residential	4,795,067	1,054	163,854	—	4,959,975
Consumer	920,154	17,278	290,839	1,668	1,229,939
Lease financing	68,246	148,950	14,198	—	231,394
Total Loans and Leases	$9,420,450	$2,529,330	$977,900	$34,319	$12,961,999
Percentage of Total Loans and Leases	73%	19%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 15
	December 31, 2020
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,755,804	$1,042,318	$193,829	$27,556	$3,019,507
Commercial real estate	2,180,829	809,493	402,142	212	3,392,676
Construction	333,112	398,218	4,489	—	735,819
Residential:
Residential mortgage	3,568,827	1,662	119,729	—	3,690,218
Home equity line	811,964	—	29,660	—	841,624
Total residential	4,380,791	1,662	149,389	—	4,531,842
Consumer	1,001,868	18,993	331,255	1,726	1,353,842
Lease financing	80,670	149,934	14,807	—	245,411
Total Loans and Leases	$9,733,074	$2,420,618	$1,095,911	$29,494	$13,279,097
Percentage of Total Loans and Leases	73%	18%	8%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 16 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of December 31, 2021:

Maturities for Loan and Lease Portfolio(1)					Table 16
	December 31, 2021
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$506,775	$1,128,925	$369,766	$81,633	$2,087,099
Commercial real estate	216,966	1,586,888	1,795,198	40,571	3,639,623
Construction	117,882	502,334	170,051	23,702	813,969
Residential:
Residential mortgage	28,214	50,429	452,929	3,551,795	4,083,367
Home equity line	19,973	112,247	153,820	590,568	876,608
Total residential	48,187	162,676	606,749	4,142,363	4,959,975
Consumer	145,251	835,902	214,097	34,689	1,229,939
Lease financing	15,062	90,502	125,830	—	231,394
Total Loans and Leases	$1,050,123	$4,307,227	$3,281,691	$4,322,958	$12,961,999

Total of loans and leases with:
Adjustable interest rates	$812,038	$2,850,678	$2,273,287	$390,703	$6,326,706
Hybrid interest rates	18,820	112,854	75,943	749,966	957,583
Fixed interest rates	219,265	1,343,695	932,461	3,182,289	5,677,710
Total Loans and Leases	$1,050,123	$4,307,227	$3,281,691	$4,322,958	$12,961,999
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 17 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More as of December 31, 2021 and 2020:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 17
	December 31,
(dollars in thousands)	2021	2020
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$718	$518
Commercial real estate	727	80
Construction	—	2,043
Total Commercial Loans	1,445	2,641
Residential Loans:
Residential mortgage	5,637	6,441
Total Residential Loans	5,637	6,441
Total Non-Accrual Loans and Leases	7,082	9,082
Other Real Estate Owned ("OREO")	175	—
Total Non-Performing Assets	$7,257	$9,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$740	$2,108
Commercial real estate	—	882
Construction	—	93
Total Commercial Loans	740	3,083
Residential Loans:
Residential mortgage	987	—
Home equity line	3,681	4,818
Total Residential Loans	4,668	4,818
Consumer	1,800	3,266
Total Accruing Loans and Leases Past Due 90 Days or More	$7,208	$11,167

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$34,893	$16,684
Total Loans and Leases	$12,961,999	$13,279,097

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.05%	0.07%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.06%	0.07%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.11%	0.15%

Table 18 presents the activity in NPAs for the years ended December 31, 2021 and 2020:

Non-Performing Assets		Table 18
	Year Ended December 31,
(dollars in thousands)	2021	2020
Balance at beginning of year	$9,082	$5,787
Additions	6,100	51,864
Reductions
Payments	(1,608)	(15,125)
Return to accrual status	(4,056)	(1,364)
Sales of other real estate owned	(141)	(766)
Transfers to loans held for sale	(1,840)	(14,566)
Charge-offs/write-downs	(280)	(16,748)
Total Reductions	(7,925)	(48,569)
Balance at end of year	$7,257	$9,082

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

Total NPAs were $7.3 million as of December 31, 2021, a decrease of $1.8 million or 20% from December 31, 2020. The ratio of our NPAs to total loans and leases and OREO was 0.06% as of December 31, 2021, a one basis point decrease from December 31, 2020. The decrease in total NPAs was primarily due to a $2.0 million decrease in construction loans and a $0.8 million decrease in residential mortgage loans, partially offset by a $0.6 million increase in commercial real estate loans and $0.2 million increase in both commercial and industrial loans and OREO.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2021, residential mortgage non-accrual loans were $5.6 million, a decrease of $0.8 million or 12% from December 31, 2020. As of December 31, 2021, our residential mortgage non-accrual loans were comprised of 32 loans with a weighted average current loan-to-value (“LTV”) ratio of 43%.

Construction non-accrual loans were nil as of December 31, 2021, a decrease of $2.0 million from December 31, 2020. This decrease was due to a $1.8 million transfer to loans held for sale and payments of $0.6 million, offset by an addition of $0.4 million.

Commercial and industrial non-accrual loans were $0.7 million as of December 31, 2021, an increase of $0.2 million or 39% from December 31, 2020. This increase was due to additions in commercial and industrial loans totaling $0.5 million, offset by $0.2 million in payments and $0.1 million in charge-offs.

Commercial real estate non-accrual loans were $0.7 million as of December 31, 2021, an increase of $0.6 million from December 31, 2020. This increase was due to additions in commercial real estate loans totaling $0.8 million, offset by $0.2 million in payments.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of December 31, 2021, OREO was $0.2 million which comprised of one residential property. As of December 31, 2020, we did not hold any OREO.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $7.2 million as of December 31, 2021, a decrease of $4.0 million or 35% as compared to December 31, 2020. This decrease was primarily due to decreases in consumer loans of $1.5 million, commercial and industrial loans of $1.4 million, home equity lines of $1.1 million and commercial real estate loans of $0.9 million that were past due 90 days or more and still accruing interest during the year ended December 31, 2021. This was partially offset by an increase in residential mortgages that were past due 90 days or more and still accruing interest of $1.0 million during the year ended December 31, 2021.

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

Impaired loans were $42.2 million and $25.8 million as of December 31, 2021 and 2020, respectively. These impaired loans had a related ACL of $4.2 million and $2.4 million as of December 31, 2021 and 2020, respectively. The increase in impaired loans during 2021 was primarily due to increases in consumer loans of $15.7 million, residential mortgage loans of $1.8 million and commercial real estate loans of $0.6 million, offset by decreases in construction loans of $1.4 million and commercial and industrial loans of $0.3 million. The change in impaired loan balance includes charge-offs and paydowns. For the years ended December 31, 2021 and 2020, we recorded charge-offs of $1.8 million and $16.8 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of December 31, 2021 had been accrued under the original terms, approximately $0.3 million in additional interest income would have been recorded in the year ended December 31, 2021 and approximately $1.0 million in additional interest income would have been recorded for 2020. Actual interest income recorded on these loans was $0.4 million for the year ended December 31, 2021 and $0.2 million for the year ended December 31, 2020.

COVID-19 Financial Hardship Relief Programs

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, we offered various relief programs to assist customers who experienced financial hardship due to COVID-19. For example, for certain residential mortgage and commercial loans, various relief options were available on a case-by-case basis, including payment deferrals for up to six months. For certain consumer loans, loan assistance was being offered in the form of payment deferrals for up to three months, which extended the term of the loan by the number of months deferred, and interest continued to accrue on the principal balance. The short-term modifications for payment deferrals, extensions of repayment terms, or delays in payment described above that were insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief were not required to be accounted for and disclosed as TDRs under GAAP. Please see “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion on short-term modifications.

Table 19 presents information on the portion of our loans and leases balance as of December 31, 2021 that received payment deferrals under our COVID-19 financial hardship relief programs:

Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs		Table 19
	December 31, 2021
	Number of Loans	Amortized
(dollars in thousands)	and Leases	Cost Basis
Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs
Commercial and industrial	676	$361,974
Commercial real estate	354	963,778
Construction	19	47,984
Lease financing	44	9,297
Residential mortgage	1,071	397,811
Consumer	16,558	158,143
Total Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs	18,722	$1,938,987
Total Loans and Leases		$12,961,999

Ratio of Loans and Leases that Received Payment Deferrals under COVID-19 Financial Hardship Relief Programs to Total Loans and Leases		15.0%

In addition to the relief programs described above, we are also participating in the PPP offered by the SBA. The PPP is intended to help small businesses impacted by the COVID-19 pandemic by providing “fully forgivable” loans to cover payroll expenses, including employee benefits, and can also be used for various other eligible expenses. PPP loans have a fixed interest rate of one percent per annum and a maturity date of up to five years, with the ability to prepay the loan in full without penalty. The first payment is deferred for 10 months or until compensation is received for forgiven amounts, and interest will continue to accrue during the initial deferment period. The borrower may apply with the Bank for loan forgiveness of the amount due on the loan in an amount equal to payroll, employee benefits, and other eligible expenses incurred, subject to limitations, in accordance with the PPP and CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (“PPPF Act”) and CAA. Because the purpose of the PPP is to help small businesses keep their workers employed and paid, if the business spends less than 60% of loan proceeds on payroll costs, uses the loan proceeds for non-payroll costs that are not eligible expenses, or significantly reduces its employee count or compensation levels without qualifying for other exceptions, a portion of the loan will not be forgiven, and the business will be required to repay that portion of the loan to the Bank over the remaining term of the loan.

Table 20 presents information on our PPP loans outstanding as of December 31, 2021 and 2020, to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry				Table 20
	December 31, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	207	$61,025	587	$107,839
Automobile dealers	9	7,544	65	54,202
Retail	98	13,961	494	52,153
Hospitality/Hotel	38	31,979	91	55,382
Transportation	28	3,408	161	32,763
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	380	117,917	1,398	302,339
All other industries (1)	605	98,525	4,334	498,902
Total PPP Loans Outstanding (2)	985	$216,442	5,732	$801,241
Total Loans and Leases		$12,961,999		$13,279,097

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		0.9%		2.3%
Ratio of PPP Loans Outstanding to Total Loans and Leases		1.7%		6.0%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above. At December 31, 2021, this was primarily comprised of the construction, health care, administrative and support services, and arts and entertainment industries. At December 31, 2020, this was primarily comprised of the construction, health care, professional services, and administrative and support services industries.
(2)	At December 31, 2021, outstanding loan balances are reported net of deferred loan costs and fees of $0.2 million and $5.4 million, respectively. At December 31, 2020, outstanding loan balances are reported net of deferred loan costs and fees of $1.5 million and $14.7 million, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 21 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31, 2021 and 2020:

Loans Modified in a Troubled Debt Restructuring		Table 21
	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$1,956	$2,298
Commercial real estate	7,121	7,126
Construction	689	—
Total commercial	9,766	9,424
Residential mortgage	10,828	7,553
Total residential	10,828	7,553
Consumer	15,710	—
Total	$36,304	$16,977

Loans modified in a TDR were $36.3 million as of December 31, 2021, an increase of $19.3 million from 2020. This increase was primarily due to increases in consumer loans of $15.7 million, residential mortgages of $3.3 million and construction loans of $0.7 million, partially offset by a decrease in commercial and industrial loans of $0.3 million. As of December 31, 2021, $34.9 million or 96% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Table 22 presents an analysis of our ACL for the years ended December 31, 2021 and 2020:

Allowance for Credit Losses		Table 22
	December 31,
(dollars in thousands)	2021	2020
Balance at Beginning of Year	$208,454	$130,530
Adjustment to Adopt ASC Topic 326	—	770
After Adoption of ASC Topic 326	208,454	131,300
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(5,949)	(15,572)
Commercial real estate	(66)	(2,753)
Construction	—	(379)
Total Commercial Loans	(6,015)	(18,704)
Residential Loans:
Residential mortgage	(632)	(14)
Home equity line	(342)	(54)
Total Residential Loans	(974)	(68)
Consumer	(16,634)	(28,791)
Total Loans and Leases Charged-Off	(23,623)	(47,563)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	867	5,005
Commercial real estate	39	615
Construction	266	200
Total Commercial Loans	1,172	5,820
Residential Loans:
Residential mortgage	261	216
Home equity line	117	167
Total Residential Loans	378	383
Consumer	9,600	10,499
Total Recoveries on Loans and Leases Previously Charged-Off	11,150	16,702
Net Loans and Leases Charged-Off	(12,473)	(30,861)
Provision for Credit Losses - Loans and Leases	(38,719)	108,015
Balance at End of Year	$157,262	$208,454
Average Loans and Leases Outstanding	$13,034,295	$13,518,308
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.10%	0.23%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.21%	1.57%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	22.21x	22.95x

Tables 23 and 24 present the allocation of the ACL by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of December 31, 2021 and 2020:

Allocation of the Allowance for Credit Losses by Loan and Lease Category		Table 23
	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$20,080	$24,711
Commercial real estate	42,951	58,123
Construction	9,773	10,039
Lease financing	1,659	3,298
Total commercial	74,463	96,171
Residential mortgage	34,364	40,461
Home equity line	5,642	7,163
Total residential	40,006	47,624
Consumer	42,793	64,659
Total Allowance for Credit Losses for Loans and Leases	$157,262	$208,454

Allocation of the Allowance for Credit Losses by Loan and Lease Category (as a percentage of total loans and leases outstanding)				Table 24
	December 31,
	2021		2020
	Allocated	Loan	Allocated	Loan
	ACL as	category as	ACL as	category as
	% of loan or	% of total	% of loan or	% of total
	lease	loans and	lease	loans and
	category	leases	category	leases
Commercial and industrial	0.96%	16.10%	0.82%	22.74%
Commercial real estate	1.18	28.08	1.71	25.55
Construction	1.20	6.28	1.36	5.54
Lease financing	0.72	1.79	1.34	1.85
Total commercial	1.10	52.25	1.30	55.68
Residential mortgage	0.84	31.50	1.10	27.78
Home equity line	0.64	6.76	0.85	6.34
Total residential	0.81	38.26	1.05	34.12
Consumer	3.48	9.49	4.78	10.20
Total	1.21%	100.00%	1.57%	100.00%

Table 25 presents the net charge-offs (recoveries) to average loans and leases by category during the years ended December 31, 2021 and 2020:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category		Table 25
	December 31,
	2021	2020
Commercial and industrial	0.20%	0.33%
Commercial real estate	—	0.06
Construction	(0.03)	0.03
Lease financing	—	—
Total commercial	0.07	0.17
Residential mortgage	0.01	(0.01)
Home equity line	0.03	(0.01)
Total residential	0.01	(0.01)
Consumer	0.55	1.22
Total loans and leases	0.10%	0.23%

As of December 31, 2021, the ACL was $157.3 million or 1.21% of total loans and leases outstanding, compared with an ACL of $208.5 million or 1.57% of total loans and leases outstanding as of December 31, 2020. The level of the ACL was commensurate with the adverse impacts that COVID-19 is having on the Hawaii and global economy.

Net charge-offs of loans and leases were $12.5 million or 0.10% of total average loans and leases for the year ended December 31, 2021 compared to $30.9 million or 0.23% for 2020. Net charge-offs in our commercial lending portfolio were $4.8 million for the year ended December 31, 2021 compared to net charge-offs of $12.9 million for 2020. Net charge-offs in our residential lending portfolio were $0.6 million for the year ended December 31, 2021 compared to net recoveries of $0.3 million for 2020. Net charge-offs in our consumer lending portfolio were $7.0 million for the year ended December 31, 2021 compared to net charge-offs of $18.3 million for 2020. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The decrease in the ACL was primarily due to lower expected credit losses as the economic outlook and credit quality improved in 2021 compared to 2020. However, we still retained a COVID-19 related overlay as a component of the ACL as Hawaii’s economy continues to be significantly impacted by COVID-19. As noted earlier, a significant number of our customers (primarily individuals and small businesses) have taken advantage of payment deferral programs in assisting them while they may be temporarily unemployed or while their businesses have closed. We continue to closely monitor the impact of COVID-19 on our tourism industry and the re-opening of the Hawaii economy under new guidelines. While we have begun to see and may continue to see a gradual improvement in unemployment as local businesses and the Hawaii tourism industry continues to reopen and the COVID-19 vaccine becomes more widely administered, the timing and extent of the return of air travel and the recovery of the Hawaii tourism industry is highly uncertain and beyond our control.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of December 31, 2021 and 2020. Furthermore, as of December 31, 2021, while the allocation of our ACL to our commercial, residential and consumer portfolio segments was lower as compared to December 31, 2020, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. We will continue to monitor factors that drive expected credit losses including COVID-19 and the impact on the Hawaii economy, local businesses and our customers.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both December 31, 2021 and 2020. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company performed its annual assessment of the criteria included in Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2021. Future events, including the ongoing impacts of the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $643.2 million as of December 31, 2021, an increase of $39.8 million or 7% from December 31, 2020. This increase was primarily due to a $50.5 million increase in current tax receivables and deferred tax assets, a $33.0 million increase in interest-earning advances and a $30.3 million increase in prepaid expenses. This was partially offset by a $79.0 million decrease in interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 26 presents the composition of our deposits as of December 31, 2021 and 2020:

Deposits		Table 26
	December 31,
(dollars in thousands)	2021	2020
U.S.:
Demand	$8,498,187	$6,674,352
Savings	6,214,566	5,695,214
Money Market	3,751,054	3,107,320
Time	1,587,678	2,126,178
Foreign(1):
Demand	895,676	847,762
Savings	398,209	324,861
Money Market	282,016	229,916
Time	188,760	222,120
Total Deposits(2)	$21,816,146	$19,227,723
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.1 billion as of December 31, 2021, a decrease of $532.7 million or 32% compared to December 31, 2020.

Total deposits were $21.8 billion as of December 31, 2021, an increase of $2.6 billion or 14% from December 31, 2020. The increase in deposit balances stemmed primarily from a $1.9 billion increase in non-public demand deposit balances, a $845.6 million increase in non-public savings deposit balances and a $695.8 million increase in non-public money market deposit balances. These increases are partially offset by a $571.9 million decrease in total time deposit balances and a $252.9 million decrease in public savings deposit balances.

As of December 31, 2021 and 2020, the Company had $14.7 billion and $12.5 billion, respectively, in uninsured deposits.

Table 27 presents the amount of time deposits that are in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of December 31, 2021:

Uninsured Time Deposits	Table 27
(dollars in thousands)	December 31, 2021
Three months or less	$412,776
Over three through six months	186,000
Over six through twelve months	424,939
Over twelve months	155,645
Total	$1,179,360

Long-term Borrowings

As of December 31, 2021, there were no long-term borrowings compared to $200.0 million in long-term borrowings as of December 31, 2020. The Company’s long-term borrowings were terminated in November 2021 and were comprised of $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and original maturity dates ranging from 2023 to 2024. Long-term borrowings mature in excess of one year from the consolidated balance sheet date.

As of December 31, 2021, the Company had an undrawn line of credit of $1.8 billion from the FHLB. As of December 31, 2020, the available remaining borrowing capacity with the FHLB was $2.0 billion. The FHLB borrowing capacity as of December 31, 2021 and the fixed-rate advances and remaining borrowing capacity as of December 31, 2020 were secured by residential real estate loan collateral.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $119.2 million as of December 31, 2021, a decrease of $7.9 million or 6% from December 31, 2020. The balance as of December 31, 2021 included retirement benefits payable of $134.5 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $15.3 million.

See “Note 14. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our pension and postretirement benefit plans.

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

As of December 31, 2021, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 28 below. There have been no conditions or events since December 31, 2021 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 28

	December 31,	December 31,
(dollars in thousands)	2021	2020
Stockholders' Equity	$2,656,912	$2,744,104
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive (loss) income, net	(121,693)	31,604
Common Equity Tier 1 Capital and Tier 1 Capital	$1,783,113	$1,717,008
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	182,167	172,950
Total Capital	$1,965,280	$1,889,958
Risk-Weighted Assets	$14,567,961	$13,769,885

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.24%	12.47%
Tier 1 Capital Ratio	12.24%	12.47%
Total Capital Ratio	13.49%	13.73%
Tier 1 Leverage Ratio	7.24%	8.00%

Total stockholders’ equity was $2.7 billion as of December 31, 2021, a decrease of $87.2 million or 3% from December 31, 2020. The decrease in stockholders’ equity was primarily due to dividends declared and paid to the Company’s stockholders of $134.1 million, a net loss in the fair value of our investment securities of $160.6 million and common stock repurchased of $75.0 million. This was partially offset by earnings for the year ended December 31, 2021 of $265.7 million.

In February 2021, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2021. Under this plan, the Company repurchased 2,679,532 shares at a total cost of approximately $75.0 million during 2021. In January 2022, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2022. The timing and amount of stock repurchases, if any, are influenced by various internal and external factors.

In January 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on March 4, 2022 to shareholders of record at the close of business on February 18, 2022.

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

The ACL for loans and leases was $157.3 million as of December 31, 2021, which represented a decrease of $51.2 million, compared to the ACL for loans and leases of $208.5 million as of December 31, 2020. The reserve for unfunded commitments was $30.3 million as of December 31, 2021, which represented a decrease of $0.3 million, compared to the reserve for unfunded commitments of $30.6 million as of December 31, 2020. These decreases were primarily due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic.

To illustrate the sensitivity of the Company’s ACL model to credit quality, we downgraded the internal credit risk ratings on commercial loans by one grade and reduced FICO scores on retail loans by ten points. Downgrading 1% of our commercial portfolio would increase the ACL at December 31, 2021 by approximately $1.4 million, and reducing FICO scores on the entire retail portfolio would increase the ACL at December 31, 2021 by approximately $4.9 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in internal credit risk ratings and FICO scores may have on the ACL estimate, with all other inputs remaining constant.

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

The Company performed its annual quantitative impairment test in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2021.

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

Because there was no impairment for the current year ended December 31, 2021, our goodwill balance remained unchanged at December 31, 2021, compared to December 31, 2020.

To illustrate a hypothetical sensitivity analysis, a 100-basis point increase in the discount rate assumption across each of the Company’s reporting units would not have resulted in a fair value below the respective reporting unit’s carrying value.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2021 and 2020, $8.5 billion or 34% and $6.2 billion or 27%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2021 and 2020, $6.8 million or less than 1% and $5.8 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2021 and 2020, $1.2 million and $1.3 million, respectively, was classified in Level 2 of the fair value hierarchy and $5.5 million and $4.6 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2021 and 2020, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service:

(1)	Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. During the year ended December 31, 2021, there were no transfers of securities within the fair value hierarchy.

(2)	On a monthly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2021, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets.

(3)	On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditors’ reports related to services rendered by our third-party pricing service.

(4)	Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements by our third-party pricing service. See “Note 21. Fair Value” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our use of fair value estimates.

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

The projected benefit obligation for pension benefits was $204.4 million as of December 31, 2021, which represented a decrease of $15.0 million, compared to the projected benefit obligation for pension benefits of $219.4 million as of December 31, 2020. The accumulated postretirement benefit obligation for other benefits was $21.4 million as of December 31, 2021, which represented a decrease of $1.1 million, compared to the accumulated postretirement benefit obligation for other benefits of $22.5 million as of December 31, 2020.

To illustrate a hypothetical sensitivity analysis, if the discount rate assumption decreased by 100 basis points, the projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for other benefits at December 31, 2021 would increase by approximately $19.9 million and $2.3 million, respectively.

See “Note 14. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on pension and postretirement benefit plan obligations.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2021 and 2020, our liabilities for UTBs were $204.1 million and $154.5 million, respectively. See “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2021, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $377,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of December 31, 2021 and 2020, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 29 presents, for the twelve months subsequent to December 31, 2021 and 2020, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2021 and 2020 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 29
	Static Forecast	Static Forecast
	December 31, 2021	December 31, 2020
Ramp Change in Interest Rates (basis points)
+100	6.1%	6.4%
+50	3.1	3.2
(50)	(1.4)	(1.7)
(100)	(2.4)	(2.5)

Immediate Change in Interest Rates (basis points)
+100	11.8%	12.4%
+50	6.0	6.3
(50)	(2.9)	(3.0)
(100)	(5.7)	(4.4)

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

Under the static balance sheet forecast as of December 31, 2021, our net interest income sensitivity profile is slightly lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2020. The sensitivity outcomes described above are primarily due to changes in the balance sheet mix as of December 31, 2021 as compared with December 31, 2020.

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

Through review and oversight by the ALCO, we attempt to engage in strategies that neutralize interest rate risk as much as possible. Our use of derivative financial instruments, as detailed in “Note 16. Derivative Financial Instruments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, has generally been limited. This is due to natural on balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities. In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO. We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures. Expected movements in interest rates are also considered in managing interest rate risk. Thus, as interest rates change, we may use different techniques to manage interest rate risk.

Management uses the results of its various simulation analyses to formulate strategies to achieve a desired risk profile within the parameters of our capital and liquidity guidelines.

In addition, our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023.  The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. Although the full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known, we have established a working group, consisting of key stakeholders from throughout the Company, to spearhead the continued transition from LIBOR to alternative reference rates. In the United States, LIBOR-priced transactions and products will transfer to the SOFR, Prime Rate or other similar indices (collectively, “Alternative Rates”). There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

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

For a further discussion of the various risks the Company faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR.”

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

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL)—Refer to Note 5 to the consolidated financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the economic forecast adjustment and qualitative overlays included the following procedures, among others:

●	We tested the effectiveness of controls over the ACL, including management’s controls over the respective economic forecast and qualitative overlays selected.
●	We evaluated the reasonableness and conceptual soundness of the ACL modeling framework, including the selection of the economic forecast adjustment and the use of qualitative adjustments.
●	We tested the mathematical accuracy of the calculation of the qualitative component of the ACL, as well as the accuracy and completeness of data used as inputs to the determination of the qualitative adjustments.
●	We evaluated the reasonableness of the economic forecast selection, including assessing the basis for the selection, as well as the accuracy and completeness of data used as inputs to the determination of the economic forecast selection.
●	We evaluated the qualitative overlays to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
●	We evaluated the magnitude and proportion of the overall allowance, including the directional consistency and magnitude of the qualitative overlays as compared to the prior year and prior quarters, as well as the absolute value of the ACL attributable to the qualitative overlays.
●	In order to identify potential bias in the determination of the ACL, we performed analytical analysis, including retrospective review, various coverage and ratio analysis, and peer institution analysis, to evaluate the relevance of the underlying drivers used to determine qualitative overlays and the economic forecast adjustment to credit losses in the loan portfolios.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 25, 2022

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Interest income
Loans and lease financing	$444,488	$496,523	$574,013
Available-for-sale securities	101,410	81,808	92,505
Other	3,413	4,428	12,174
Total interest income	549,311	582,759	678,692
Interest expense
Deposits	13,853	35,471	87,865
Short-term and long-term borrowings	4,899	11,554	17,425
Total interest expense	18,752	47,025	105,290
Net interest income	530,559	535,734	573,402
Provision for credit losses	(39,000)	121,718	13,800
Net interest income after provision for credit losses	569,559	414,016	559,602
Noninterest income
Service charges on deposit accounts	27,510	28,169	33,778
Credit and debit card fees	63,580	55,451	66,749
Other service charges and fees	38,578	33,876	36,253
Trust and investment services income	34,719	35,652	35,102
Bank-owned life insurance	13,185	15,754	15,479
Investment securities gains (losses), net	102	(114)	(2,715)
Other	7,242	28,592	7,887
Total noninterest income	184,916	197,380	192,533
Noninterest expense
Salaries and employee benefits	182,384	174,221	173,098
Contracted services and professional fees	63,349	60,546	56,321
Occupancy	29,348	28,821	28,753
Equipment	24,719	20,277	17,343
Regulatory assessment and fees	8,245	8,659	7,390
Advertising and marketing	6,108	5,695	6,910
Card rewards program	25,244	22,114	29,961
Other	66,082	47,339	50,661
Total noninterest expense	405,479	367,672	370,437
Income before provision for income taxes	348,996	243,724	381,698
Provision for income taxes	83,261	57,970	97,306
Net income	$265,735	$185,754	$284,392
Basic earnings per share	$2.06	$1.43	$2.14
Diluted earnings per share	$2.05	$1.43	$2.13
Basic weighted-average outstanding shares	128,963,131	129,890,225	133,076,489
Diluted weighted-average outstanding shares	129,537,922	130,220,077	133,387,157

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$265,735	$185,754	$284,392
Other comprehensive (loss) income, net of tax:
Net change in pensions and other benefits	7,347	(3,655)	297
Net change in investment securities	(160,644)	67,008	100,149
Other comprehensive (loss) income	(153,297)	63,353	100,446
Total comprehensive income	$112,438	$249,107	$384,838

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2021	2020
Assets
Cash and due from banks	$246,716	$303,373
Interest-bearing deposits in other banks	1,011,753	737,571
Investment securities, at fair value (amortized cost: $8,560,733 as of December 31, 2021 and $5,985,031 as of December 31, 2020)	8,428,032	6,071,415
Loans held for sale	538	11,579
Loans and leases	12,961,999	13,279,097
Less: allowance for credit losses	157,262	208,454
Net loans and leases	12,804,737	13,070,643

Premises and equipment, net	318,448	322,401
Other real estate owned and repossessed personal property	175	—
Accrued interest receivable	63,158	69,626
Bank-owned life insurance	471,819	466,537
Goodwill	995,492	995,492
Mortgage servicing rights	8,302	10,731
Other assets	643,240	603,463
Total assets	$24,992,410	$22,662,831
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,422,283	$11,705,609
Noninterest-bearing	9,393,863	7,522,114
Total deposits	21,816,146	19,227,723
Long-term borrowings	—	200,010
Retirement benefits payable	134,491	143,373
Other liabilities	384,861	347,621
Total liabilities	22,335,498	19,918,727

Commitments and contingent liabilities (Note 17)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,581,715 / 127,502,472 as of December 31, 2021; issued/outstanding: 140,191,133 / 129,912,272 as of December 31, 2020)	1,406	1,402
Additional paid-in capital	2,527,663	2,514,014
Retained earnings	604,534	473,974
Accumulated other comprehensive (loss) income, net	(121,693)	31,604
Treasury stock (13,079,243 shares as of December 31, 2021 and 10,278,861 shares as of December 31, 2020)	(354,998)	(276,890)
Total stockholders' equity	2,656,912	2,744,104
Total liabilities and stockholders' equity	$24,992,410	$22,662,831

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2018	134,874,302	$1,397	$2,495,853	$291,919	$(132,195)	$(132,135)	$2,524,839
Net income	—	—	—	284,392	—	—	284,392
Cash dividends declared ($1.04 per share)	—	—	—	(138,246)	—	—	(138,246)
Equity-based awards	194,187	2	7,824	(993)	—	(1,764)	5,069
Common stock repurchased	(5,140,010)	—	—	—	—	(136,242)	(136,242)
Other comprehensive income, net of tax	—	—	—	—	100,446	—	100,446
Balance as of December 31, 2019	129,928,479	1,399	2,503,677	437,072	(31,749)	(270,141)	2,640,258
Cumulative-effect adjustment of a change in accounting principle, net of tax: ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	—	—	—	(12,517)	—	—	(12,517)
Net income	—	—	—	185,754	—	—	185,754
Cash dividends declared ($1.04 per share)	—	—	—	(135,099)	—	—	(135,099)
Common stock issued under Employee Stock Purchase Plan	19,069	—	312	—	—	—	312
Equity-based awards	182,483	3	10,025	(1,236)	—	(1,749)	7,043
Common stock repurchased	(217,759)	—	—	—	—	(5,000)	(5,000)
Other comprehensive income, net of tax	—	—	—	—	63,353	—	63,353
Balance as of December 31, 2020	129,912,272	1,402	2,514,014	473,974	31,604	(276,890)	2,744,104
Net income	—	—	—	265,735	—	—	265,735
Cash dividends declared ($1.04 per share)	—	—	—	(134,133)	—	—	(134,133)
Common stock issued under Employee Stock Purchase Plan	21,070	—	547	—	—	—	547
Equity-based awards	248,662	4	13,102	(1,042)	—	(3,108)	8,956
Common stock repurchased	(2,679,532)	—	—	—	—	(75,000)	(75,000)
Other comprehensive loss, net of tax	—	—	—	—	(153,297)	—	(153,297)
Balance as of December 31, 2021	127,502,472	$1,406	$2,527,663	$604,534	$(121,693)	$(354,998)	$2,656,912

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$265,735	$185,754	$284,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(39,000)	121,718	13,800
Depreciation, amortization and accretion, net	51,844	63,071	67,824
Deferred income tax provision (benefits)	14,120	(19,396)	17,060
Stock-based compensation	13,106	10,028	7,826
Other (gains) losses	(1,437)	(4)	19
Originations of loans held for sale	(87,336)	(327,076)	(19,164)
Proceeds from sales of loans held for sale	100,499	326,785	18,156
Net (gains) losses on sales of loans originated for investment and held for sale	(2,706)	(18,995)	1,102
Net (gains) losses on investment securities	(102)	114	2,715
Change in assets and liabilities:
Net increase in other assets	(8,211)	(17,880)	(20,923)
Net increase (decrease) in other liabilities	110,613	(114,613)	(76,303)
Net cash provided by operating activities	417,125	209,506	296,504
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	1,814,514	1,474,587	767,892
Proceeds from calls and sales	11,115	644,983	1,070,715
Purchases	(4,428,656)	(4,045,871)	(1,301,041)
Other investments:
Proceeds from sales	28,483	34,822	14,292
Purchases	(80,464)	(77,927)	(30,996)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	594,642	(217,530)	(133,702)
Proceeds from sales of loans originated for investment	2,200	153,647	407,698
Purchases of loans	(309,760)	(41,146)	(398,735)
Proceeds from bank-owned life insurance	7,903	3,089	7,682
Purchases of premises, equipment and software	(20,458)	(33,390)	(29,354)
Proceeds from sales of premises and equipment	4,021	—	—
Proceeds from sales of other real estate owned	141	787	759
Other	—	186	2
Net cash (used in) provided by investing activities	(2,376,319)	(2,103,763)	375,212
Cash flows from financing activities
Net increase (decrease) in deposits	2,588,423	2,782,729	(705,074)
Repayment of short-term borrowings	—	(400,000)	—
Repayment of long-term borrowings	(200,010)	(9)	(10)
Dividends paid	(134,133)	(135,099)	(138,246)
Stock tendered for payment of withholding taxes	(3,108)	(1,749)	(1,764)
Proceeds from employee stock purchase plan	547	312	—
Common stock repurchased	(75,000)	(5,000)	(136,242)
Net cash provided by (used in) financing activities	2,176,719	2,241,184	(981,336)
Net increase (decrease) in cash and cash equivalents	217,525	346,927	(309,620)
Cash and cash equivalents at beginning of year	1,040,944	694,017	1,003,637
Cash and cash equivalents at end of year	$1,258,469	$1,040,944	$694,017

Supplemental disclosures
Interest paid	$23,001	$52,865	$102,457
Income taxes paid, net of income tax refunds	55,354	53,272	70,508
Noncash investing and financing activities:
Transfers from loans and leases and other assets to other real estate owned	316	437	310
Operating lease right-of-use assets obtained in exchange for new lease obligations	31,792	3,796	1,401
Transfers from loans and leases to loans held for sale	1,616	145,036	408,264
Obligation to fund low-income housing partnerships	35,721	13,767	31,628

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2021, FHB was the largest bank in Hawaii in terms of total assets, loans and leases, deposits, and net income. FHB has 54 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

The accounting and reporting principles of First Hawaiian, Inc. and Subsidiary (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. Intercompany accounts and transactions have been eliminated in consolidation.

Transition to an Independent Public Company

Prior to FHI’s initial public offering in August 2016 (“IPO”), the Company was an indirect wholly owned subsidiary of BNP Paribas (“BNPP”), a global financial institution based in France.

On April 1, 2016, BNPP effected a series of transactions (“Reorganization Transactions”) pursuant to which FHI, which was then known as BancWest Corporation (“BancWest”), contributed Bank of the West (“BOW”), its subsidiary at the time, to BancWest Holding Inc. (“BWHI”), a newly formed bank holding company and a wholly owned subsidiary of BancWest. Following the contribution of BOW to BWHI, BancWest distributed its interest in BWHI to BNPP, and BWHI became a wholly owned subsidiary of BNPP. As part of these transactions, the Company amended its certificate of incorporation to change its name to First Hawaiian, Inc., with First Hawaiian Bank remaining its only direct wholly owned subsidiary.

On July 1, 2016, we became an indirect wholly owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, the Company became a direct wholly owned subsidiary of BancWest Corporation (“BWC”), a direct wholly owned subsidiary of BNP Paribas USA.

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company’s investments in these partnership interests are included in other assets in the consolidated balance sheets. Unfunded commitments to fund these investments were $62.6 million and $89.0 million as of December 31, 2021 and 2020, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in-transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. The average amount of cash reserves required was nil and $18.4 million for the years ended December 31, 2021 and 2020, respectively. Reserve requirements for all depository institutions were eliminated in March 2020. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have maturities of less than 90 days.

Interest-bearing Deposits in Other Banks

Interest-bearing deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2020, investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. As of December 31, 2021, investment securities continued to be comprised primarily of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with just under 2% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis. All of the Company’s investment securities were categorized as available-for-sale as of December 31, 2021 and 2020. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of investment securities are determined using the specific identification method.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As noted above, as of December 31, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. As of December 31, 2021, the Company’s available-for-sale investment securities continued to be comprised primarily of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with just under 2% of the available-for-sale investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021 and 2020.

Accrued interest receivable related to available-for-sale investment securities is recorded separately from the amortized cost basis of investment securities on the Company's consolidated balance sheet.

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

Accrued interest receivable related to loans and leases is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheet.

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

In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act created a forbearance program for federally backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Financial institutions accounting for eligible loans under the CARES Act were not required to report such loans as TDRs in accordance with GAAP. In addition, Interagency Statements were issued on March 22, 2020 and April 7, 2020 to encourage financial institutions to work prudently with borrowers and to describe the agencies’ interpretation of how current accounting rules under GAAP applied to certain COVID-19 related modifications. The agencies confirmed with the FASB that short-term modifications (e.g., six months or less) for payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant and made on a good faith basis in response to borrowers impacted by COVID-19 who were current prior to any relief were not TDRs under GAAP. The agencies also confirmed that these short-term modifications generally should not be reported as being on nonaccrual status and generally should not be considered past due during the period of the deferral. The Company adopted the provisions of both the CARES Act and Interagency Statements. The Company first applied the CARES Act guidance in determining if certain loan modifications were not required to be reported as TDRs. If the loan modification did not qualify under the CARES Act, then the Interagency Statement guidance was applied. On December 27, 2020, the Consolidated Appropriations Act –

2021 (the “CAA”) was signed into law, which extended the temporary relief from TDR reporting through January 1, 2022. The disclosures presented within “Note 5. Allowance for Credit Losses” reflects the application of this guidance.

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

Regarding accrued interest receivable, the Company made accounting policy elections to (1) not measure an ACL on accrued interest receivable, (2) write-off accrued interest receivable by reversing interest income and (3) present accrued interest receivable separately from the related financial asset on the balance sheet. Furthermore, regarding collateral-dependent financial assets, the Company elected the practical expedient to use the fair value of collateral at the reporting date when recording the net carrying amount of the asset and determining the ACL for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2021, 2020 and 2019.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2021, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Stock-Based Compensation

The Company grants stock-based awards, including restricted stock, restricted shares, performance share units, performance shares and restricted stock units. These awards are issued at no cost to the recipient. The fair value of restricted stock, restricted shares and restricted stock unit awards was based on the closing price of FHI’s common stock on the date of grant. Such awards were recognized in the Company’s consolidated statements of income on a straight-line basis over the vesting period. Recipients of performance shares and performance share units are entitled to receive shares of FHI common stock at no cost, subject to the Company’s achievement of specified market or performance conditions. The grant date fair value of the performance share units subject to the Company’s achievement of specified market conditions was estimated using a Monte Carlo simulation model. For purposes of this modeling exercise, historical volatilities of FHI common stock and members of the peer group were used. The risk-free interest rate that was used in the valuation was that of a zero-coupon U.S. Treasury note that was commensurate with the performance period. The grant date fair value of the performance share units and performance shares subject to the Company’s achievement of performance conditions was based on the closing price of FHI’s common stock on the date of grant. Forfeitures of stock-based awards are recognized as they occur.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $6.1 million, $5.7 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments. This guidance amends the Topic 842 lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the Topic 842 lease classification criteria, and 2) the lessor would have otherwise recognized a day-one loss. The Company adopted the provisions of ASU No. 2021-05 on January 1, 2022 and it did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of year	$91,226	$85,280	$66,088
New loans made	2,659	18,133	22,682
Repayments	(7,850)	(12,187)	(3,490)
Balance at end of year	$86,035	$91,226	$85,280

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

The Company’s transactions with its related parties for the years ended December 31, 2021, 2020 and 2019 are summarized below.

	December 31,
(dollars in thousands)	2021	2020	2019
Noninterest income from affiliates	$—	$—	$382
Noninterest expense to affiliates	—	—	(4)

The Company had no other liabilities with affiliates and no off-balance sheet commitments with affiliates to purchase and sell foreign currencies as of December 31, 2021 and 2020.

The Company did not transact in hedging or trading activities on behalf of BOW or BWC, in each case while such entities were affiliates and related parties of the Company.

In 2016, BWC and the Company entered into an Expense Reimbursement Agreement whereby BWC agreed to reimburse the Company for certain expenses incurred by the Company that are provided for the ultimate benefit of BNPP and its subsidiaries. Payments received from BWC amounted to $7.2 million for the year ended December 31, 2019. Expenses incurred by the Company after 2019 are not subject to reimbursement by BWC under the Expense Reimbursement Agreement.

3. Investment Securities

As of December 31, 2021 and 2020, investment securities consisted predominantly of the following investment categories:

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

Collateralized loan obligations – includes structured debt securities backed by a pool of loans, consisting of primarily non-investment grade broadly syndicated corporate loans with additional credit enhancement. These are floating rate securities that have an investment grade rating of AA or better.

Debt securities issue by states and political subdivisions – includes general obligation bonds issued by state and local governments.

As of December 31, 2021 and 2020, all of the Company’s investment securities were classified as debt securities and available-for-sale. Amortized cost and fair value of securities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021				2020
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$196,662	$125	$(4,224)	$192,563	$170,123	$1,359	$(61)	$171,421
Mortgage-backed securities:
Residential - Government agency	135,764	1,791	(291)	137,264	155,169	5,293	—	160,462
Residential - Government-sponsored enterprises	1,496,605	6,914	(12,419)	1,491,100	434,282	13,643	(725)	447,200
Commercial - Government agency	392,443	1,741	(6,521)	387,663	583,232	16,537	(119)	599,650
Commercial - Government-sponsored enterprises	1,415,511	2,646	(48,714)	1,369,443	931,095	9,045	(7,983)	932,157
Collateralized mortgage obligations:
Government agency	2,103,187	7,768	(31,432)	2,079,523	1,902,326	32,246	(1,019)	1,933,553
Government-sponsored enterprises	2,671,131	3,608	(53,695)	2,621,044	1,808,804	18,991	(823)	1,826,972
Collateralized loan obligations	105,245	2	—	105,247	—	—	—	—
Debt securities issued by states and political subdivisions	44,185	—	—	44,185	—	—	—	—
Total available-for-sale securities	$8,560,733	$24,595	$(157,296)	$8,428,032	$5,985,031	$97,114	$(10,730)	$6,071,415

Accrued interest receivable related to available-for-sale investment securities was $14.1 million and $10.6 million as of December 31, 2021 and 2020, respectively, and is recorded separately from the amortized cost basis of investment securities on the Company’s consolidated balance sheets.

Proceeds from call and sales of investment securities were $8.6 million and $2.5 million, respectively, for the year ended December 31, 2021. Proceeds from call and sales of investment securities were $102.0 million and $543.0 million, respectively, for the year ended December 31, 2020. Proceeds from calls and sales of investment securities were $63.0 million and $1.0 billion, respectively, for the year ended December 31, 2019. The Company recorded gross realized gains of $0.1 million and gross realized losses of nil for the year ended December 31, 2021. The Company recorded gross realized gains of $0.6 million and gross realized losses of $0.7 million for the year ended December 31, 2020. The Company recorded gross realized gains of $0.5 million and gross realized losses of $3.2 million for the year ended December 31, 2019. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil for the year ended December 31, 2021. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil and $0.7 million for the years ended December 31, 2020 and 2019, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $93.3 million, $80.9 million and $92.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income from non-taxable investment securities was $8.1 million, $0.9 million and nil for the years ended December 31, 2021, 2020 and 2019, respectively.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies and states and political subdivisions and collateralized loan obligations as of December 31, 2021, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2021
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	50,465	50,361
Due after five years through ten years	123,729	121,960
Due after ten years	171,898	169,674
	346,092	341,995

Mortgage-backed securities:
Residential - Government agency	135,764	137,264
Residential - Government-sponsored enterprises	1,496,605	1,491,100
Commercial - Government agency	392,443	387,663
Commercial - Government-sponsored enterprises	1,415,511	1,369,443
Total mortgage-backed securities	3,440,323	3,385,470
Collateralized mortgage obligations:
Government agency	2,103,187	2,079,523
Government-sponsored enterprises	2,671,131	2,621,044
Total collateralized mortgage obligations	4,774,318	4,700,567
Total available-for-sale securities	$8,560,733	$8,428,032

At December 31, 2021, pledged securities totaled $2.1 billion, of which $1.9 billion was pledged to secure public deposits and $193.2 million was pledged to secure other financial transactions. At December 31, 2020, pledged securities totaled $2.4 billion, of which $2.3 billion was pledged to secure public deposits and $186.1 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2021 and 2020.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 318 and 50 individual securities in each category have been in a continuous loss position as of December 31, 2021 and 2020, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(3,355)	$134,468	$(869)	$16,642	$(4,224)	$151,110
Mortgage-backed securities:
Residential - Government agency	(291)	51,231	—	—	(291)	51,231
Residential - Government-sponsored enterprises	(10,876)	1,230,104	(1,543)	32,415	(12,419)	1,262,519
Commercial - Government agency	(5,239)	186,024	(1,282)	26,063	(6,521)	212,087
Commercial - Government-sponsored enterprises	(22,179)	744,819	(26,535)	397,123	(48,714)	1,141,942
Collateralized mortgage obligations:
Government agency	(31,432)	1,441,848	—	—	(31,432)	1,441,848
Government-sponsored enterprises	(52,551)	2,255,535	(1,144)	24,959	(53,695)	2,280,494
Total available-for-sale securities with unrealized losses	$(125,923)	$6,044,029	$(31,373)	$497,202	$(157,296)	$6,541,231

	Time in Continuous Loss as of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(61)	$38,507	$—	$—	$(61)	$38,507
Mortgage-backed securities:
Residential - Government-sponsored enterprises	(725)	64,987	—	—	(725)	64,987
Commercial - Government agency	(119)	32,346	—	—	(119)	32,346
Commercial - Government-sponsored enterprises	(7,983)	427,759	—	—	(7,983)	427,759
Collateralized mortgage obligations:
Government agency	(994)	209,124	(25)	6,190	(1,019)	215,314
Government-sponsored enterprises	(823)	296,160	—	—	(823)	296,160
Total available-for-sale securities with unrealized losses	$(10,705)	$1,068,883	$(25)	$6,190	$(10,730)	$1,075,073

At December 31, 2021 and 2020, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining securities in an unrealized loss position as of December 31, 2021 and 2020, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of December 31, 2021 and 2020, the Company did not expect any credit losses in its debt securities and no credit losses were recognized on securities during the years ended December 31, 2021 and 2020.

As of December 31, 2020, the Company’s available-for-sale investment securities were comprised entirely of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. As of December 31, 2021, the Company’s available-for-sale investment securities continued to be comprised primarily of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with just under 2% of the available-for-sale investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021 and 2020.

The Company held approximately 120,000 Visa Class B restricted shares as of both December 31, 2021 and 2020. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2021 and 2020, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$2,087,099	$3,019,507
Commercial real estate	3,639,623	3,392,676
Construction	813,969	735,819
Residential:
Residential mortgage	4,083,367	3,690,218
Home equity line	876,608	841,624
Total residential	4,959,975	4,531,842
Consumer	1,229,939	1,353,842
Lease financing	231,394	245,411
Total loans and leases	$12,961,999	$13,279,097

Outstanding loan balances are reported net of deferred loan costs and fees of $42.2 million and $26.1 million at December 31, 2021 and 2020, respectively.

Accrued interest receivable related to loans and leases was $49.0 million and $59.0 million as of December 31, 2021 and 2020, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheets.

As of December 31, 2021, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2020, residential real estate loans totaling $2.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial and commercial real estate loans totaling $1.9 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.7 million and $2.3 million at December 31, 2021 and 2020, respectively.

Net gains related to the sales of loans, recorded as a component of other noninterest income, were $1.3 million and $14.5 million for the years ended December 31, 2021 and 2020, respectively. Net losses related to the sales of loans, recorded as a component of other noninterest income, were $1.3 million for the year ended December 31, 2019.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(5,949)	(66)	—	—	(632)	(342)	(16,634)	(23,623)
Recoveries	867	39	266	—	261	117	9,600	11,150
Increase (decrease) in Provision	451	(15,145)	(532)	(1,639)	(5,726)	(1,296)	(14,832)	(38,719)
Balance at end of year	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262

	Year Ended December 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(15,572)	(2,753)	(379)	—	(14)	(54)	(28,791)	—	(47,563)
Recoveries	5,005	615	200	—	216	167	10,499	—	16,702
Increase in Provision	22,408	27,377	7,177	2,667	13,749	1,905	32,732	—	108,015
Balance at end of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$—	$208,454

The following presents the activity in the ACL by class of loans and leases and the disaggregation of the ACL and recorded investment in loans by impairment methodology for the year ended December 31, 2019, presented in accordance with Topic 310, Receivables:

	Year Ended December 31, 2019
	Commercial Lending
	Commercial	Commercial
	and	Real		Lease
(dollars in thousands)	Industrial	Estate	Construction	Financing	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$34,501	$19,725	$5,813	$432	$44,906	$35,813	$528	$141,718
Charge-offs	(2,718)	—	—	(24)	(438)	(32,807)	—	(35,987)
Recoveries	410	263	—	—	967	9,359	—	10,999
Increase (decrease) in Provision	(3,218)	2,337	(969)	16	(6,256)	22,279	(389)	13,800
Balance at end of year	$28,975	$22,325	$4,844	$424	$39,179	$34,644	$139	$130,530
Individually evaluated for impairment	46	27	—	—	130	—	—	203
Collectively evaluated for impairment	28,929	22,298	4,844	424	39,049	34,644	139	130,327
Loans and leases:
Individually evaluated for impairment	$4,951	$723	$—	$—	$14,964	$—	$—	$20,638
Collectively evaluated for impairment	2,738,291	3,463,230	519,241	202,483	4,647,211	1,620,556	—	13,191,012
Balance at end of year	$2,743,242	$3,463,953	$519,241	$202,483	$4,662,175	$1,620,556	$—	$13,211,650

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Increase (decrease) in Provision	(3,104)	786	(74)	—	13	2,094	4	(281)
Balance at end of year	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322

	Year Ended December 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Increase (decrease) in Provision	6,329	550	4,918	—	(5)	1,865	46	13,703
Balance at end of year	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2021 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$623,098	$129,665	$223,388	$88,409	$29,380	$168,591	$644,947	$40,193	$1,947,671
Special Mention	397	4,382	4,213	12,552	974	5,313	4,804	986	33,621
Substandard	354	1,380	1,951	1,285	60	3,551	17,893	1,043	27,517
Other (1)	13,277	7,070	7,741	4,453	1,995	370	43,384	—	78,290
Total Commercial and Industrial	637,126	142,497	237,293	106,699	32,409	177,825	711,028	42,222	2,087,099

Commercial Real Estate
Risk rating:
Pass	693,370	338,140	533,887	487,739	415,186	940,732	78,479	14,891	3,502,424
Special Mention	—	—	48,499	7,470	25,513	30,255	7,600	—	119,337
Substandard	—	—	—	1,776	164	15,303	459	—	17,702
Other (1)	—	—	—	—	—	160	—	—	160
Total Commercial Real Estate	693,370	338,140	582,386	496,985	440,863	986,450	86,538	14,891	3,639,623

Construction
Risk rating:
Pass	154,558	107,767	210,314	155,311	62,770	48,021	22,859	—	761,600
Special Mention	—	—	244	707	—	356	—	—	1,307
Substandard	—	—	—	363	—	839	—	—	1,202
Other (1)	26,835	8,875	4,317	4,308	2,684	2,048	793	—	49,860
Total Construction	181,393	116,642	214,875	160,689	65,454	51,264	23,652	—	813,969

Lease Financing
Risk rating:
Pass	33,980	60,650	48,236	9,449	15,009	57,130	—	—	224,454
Special Mention	501	2,702	1,506	311	153	—	—	—	5,173
Substandard	—	270	140	16	871	470	—	—	1,767
Total Lease Financing	34,481	63,622	49,882	9,776	16,033	57,600	—	—	231,394

Total Commercial Lending	$1,546,370	$660,901	$1,084,436	$774,149	$554,759	$1,273,139	$821,218	$57,113	$6,772,085

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$1,101,958	$635,061	$286,993	$198,622	$251,906	$829,175	$—	$—	$3,303,715
680 - 739	140,997	81,590	45,163	27,315	32,855	125,906	—	—	453,826
620 - 679	15,781	11,943	5,268	10,149	9,069	37,404	—	—	89,614
550 - 619	1,735	873	698	533	2,033	7,475	—	—	13,347
Less than 550	—	—	—	345	2,603	2,838	—	—	5,786
No Score (3)	18,882	7,938	15,051	18,107	17,333	42,185	—	—	119,496
Other (2)	25,625	16,263	10,242	11,297	16,242	17,152	44	718	97,583
Total Residential Mortgage	1,304,978	753,668	363,415	266,368	332,041	1,062,135	44	718	4,083,367

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	671,566	1,873	673,439
680 - 739	—	—	—	—	—	—	141,889	3,968	145,857
620 - 679	—	—	—	—	—	—	37,815	2,500	40,315
550 - 619	—	—	—	—	—	—	9,090	948	10,038
Less than 550	—	—	—	—	—	—	2,574	68	2,642
No Score (3)	—	—	—	—	—	—	4,317	—	4,317
Total Home Equity Line	—	—	—	—	—	—	867,251	9,357	876,608
Total Residential Lending	1,304,978	753,668	363,415	266,368	332,041	1,062,135	867,295	10,075	4,959,975

Consumer Lending
FICO:
740 and greater	155,929	83,337	79,617	56,707	24,525	8,067	117,843	209	526,234
680 - 739	93,214	56,327	55,126	34,049	17,527	6,315	69,366	707	332,631
620 - 679	41,671	21,986	28,491	19,403	12,952	5,324	31,165	1,175	162,167
550 - 619	7,836	8,265	13,265	10,497	7,469	3,244	10,359	1,089	62,024
Less than 550	2,272	3,867	6,646	3,484	2,739	1,175	3,195	536	23,914
No Score (3)	481	19	56	40	65	2	35,414	320	36,397
Other (2)	4,737	365	1,712	17	2,182	31	77,528	—	86,572
Total Consumer Lending	306,140	174,166	184,913	124,197	67,459	24,158	344,870	4,036	1,229,939

Total Loans and Leases	$3,157,488	$1,588,735	$1,632,764	$1,164,714	$954,259	$2,359,432	$2,033,383	$71,224	$12,961,999
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2020 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$873,639	$324,030	$183,329	$73,000	$49,886	$94,360	$1,058,786	$28,853	$2,685,883
Special Mention	20,937	10,370	20,164	2,099	279	8,316	101,183	1,549	164,897
Substandard	23,804	2,023	2,568	677	4,063	8,113	33,775	250	75,273
Other (1)	13,142	13,426	9,246	5,337	1,867	280	50,156	—	93,454
Total Commercial and Industrial	931,522	349,849	215,307	81,113	56,095	111,069	1,243,900	30,652	3,019,507

Commercial Real Estate
Risk rating:
Pass	342,845	611,243	541,104	447,366	295,426	814,398	47,604	323	3,100,309
Special Mention	1,500	63,617	26,187	33,482	37,841	61,279	2,999	—	226,905
Substandard	29	3,964	18,983	3,779	10,615	18,083	9,511	—	64,964
Other (1)	—	—	—	—	—	498	—	—	498
Total Commercial Real Estate	344,374	678,824	586,274	484,627	343,882	894,258	60,114	323	3,392,676

Construction
Risk rating:
Pass	53,931	233,730	202,808	83,792	23,171	41,536	28,386	—	667,354
Special Mention	—	508	707	4,717	—	9,172	—	—	15,104
Substandard	—	—	541	1,840	521	989	—	—	3,891
Other (1)	16,578	16,393	7,775	3,685	1,800	2,656	583	—	49,470
Total Construction	70,509	250,631	211,831	94,034	25,492	54,353	28,969	—	735,819

Lease Financing
Risk rating:
Pass	79,064	60,717	13,669	17,207	3,010	61,266	—	—	234,933
Special Mention	950	892	311	1,300	351	295	—	—	4,099
Substandard	2,708	1,677	327	1,141	—	526	—	—	6,379
Total Lease Financing	82,722	63,286	14,307	19,648	3,361	62,087	—	—	245,411

Total Commercial Lending	$1,429,127	$1,342,590	$1,027,719	$679,422	$428,830	$1,121,767	$1,332,983	$30,975	$7,393,413

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$728,807	$384,248	$290,484	$361,297	$314,971	$830,795	$—	$—	$2,910,602
680 - 739	85,151	53,090	44,616	50,703	39,230	144,537	—	—	417,327
620 - 679	15,767	7,604	11,460	9,628	7,982	43,393	—	—	95,834
550 - 619	—	1,971	2,818	2,920	4,474	10,144	—	—	22,327
Less than 550	—	861	593	2,916	594	2,138	—	—	7,102
No Score (3)	13,823	18,861	21,214	21,821	14,355	45,147	—	—	135,221
Other (2)	21,011	15,860	18,540	22,677	9,550	13,426	578	163	101,805
Total Residential Mortgage	864,559	482,495	389,725	471,962	391,156	1,089,580	578	163	3,690,218

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	608,282	2,163	610,445
680 - 739	—	—	—	—	—	—	159,886	3,155	163,041
620 - 679	—	—	—	—	—	—	44,005	1,571	45,576
550 - 619	—	—	—	—	—	—	11,644	884	12,528
Less than 550	—	—	—	—	—	—	5,159	330	5,489
No Score (3)	—	—	—	—	—	—	4,545	—	4,545
Total Home Equity Line	—	—	—	—	—	—	833,521	8,103	841,624
Total Residential Lending	864,559	482,495	389,725	471,962	391,156	1,089,580	834,099	8,266	4,531,842

Consumer Lending
FICO:
740 and greater	113,373	122,965	99,678	54,691	24,029	6,034	114,748	275	535,793
680 - 739	83,316	90,853	66,143	36,426	16,358	4,985	76,391	773	375,245
620 - 679	40,469	48,904	33,917	24,705	11,144	3,788	36,622	1,221	200,770
550 - 619	9,125	20,274	17,693	15,126	7,825	2,883	12,980	1,458	87,364
Less than 550	3,017	10,139	9,189	6,517	3,123	1,118	5,261	799	39,163
No Score (3)	339	103	64	109	10	—	33,854	356	34,835
Other (2)	380	1,890	73	2,214	45	6,768	69,302	—	80,672
Total Consumer Lending	250,019	295,128	226,757	139,788	62,534	25,576	349,158	4,882	1,353,842

Total Loans and Leases	$2,543,705	$2,120,213	$1,644,201	$1,291,172	$882,520	$2,236,923	$2,516,240	$44,123	$13,279,097
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of December 31, 2021 and 2020.

The amortized cost basis of revolving loans that were converted to term loans during the years ended December 31, 2021 and 2020 was as follows:

Year Ended
(dollars in thousands)	December 31, 2021
Commercial and industrial	$1,153
Commercial real estate	14,891
Residential mortgage	577
Home equity line	3,656
Consumer	1,574
Total Revolving Loans Converted to Term Loans During the Year	$21,851

Year Ended
(dollars in thousands)	December 31, 2020
Commercial and industrial	$35,760
Commercial real estate	310
Residential mortgage	296
Home equity line	13,569
Consumer	4,882
Total Revolving Loans Converted to Term Loans During the Year	$54,817

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of December 31, 2021 and 2020, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	December 31, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,195	$1,195	$1,318	$3,708	$2,083,391	$2,087,099	$740
Commercial real estate	631	—	—	631	3,638,992	3,639,623	—
Construction	162	—	—	162	813,807	813,969	—
Lease financing	—	—	—	—	231,394	231,394	—
Residential mortgage	3,030	1,002	5,617	9,649	4,073,718	4,083,367	987
Home equity line	1,538	538	3,681	5,757	870,851	876,608	3,681
Consumer	16,534	3,366	1,800	21,700	1,208,239	1,229,939	1,800
Total	$23,090	$6,101	$12,416	$41,607	$12,920,392	$12,961,999	$7,208

	December 31, 2020
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,585	$604	$2,626	$5,815	$3,013,692	$3,019,507	$2,108
Commercial real estate	75	2,568	963	3,606	3,389,070	3,392,676	882
Construction	779	376	2,137	3,292	732,527	735,819	93
Lease financing	—	—	—	—	245,411	245,411	—
Residential mortgage	3,382	4,125	3,372	10,879	3,679,339	3,690,218	—
Home equity line	1,375	743	4,818	6,936	834,688	841,624	4,818
Consumer	18,492	5,205	3,266	26,963	1,326,879	1,353,842	3,266
Total	$26,688	$13,621	$17,182	$57,491	$13,221,606	$13,279,097	$11,167

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

The amortized cost basis of loans and leases on nonaccrual status as of December 31, 2021 and 2020 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$718
Commercial real estate	727	727
Residential mortgage	1,192	5,637
Total Nonaccrual Loans and Leases	$1,919	$7,082

	December 31, 2020
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$518
Commercial real estate	—	80
Construction	1,840	2,043
Residential mortgage	1,316	6,441
Total Nonaccrual Loans and Leases	$3,156	$9,082

For the years ended December 31, 2021 and 2020, the Company recognized interest income of $0.4 million and $0.2 million, respectively, on nonaccrual loans and leases. Furthermore, for the years ended December 31, 2021 and 2020, the amount of accrued interest receivables written off by reversing interest income was $0.8 million and $1.4 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2021 and 2020, the amortized cost basis of collateral-dependent loans was $7.5 million and $21.0 million, respectively. As of December 31, 2021, these loans were primarily collateralized by residential real estate property. As of December 31, 2020, these loans were primarily collateralized by residential real estate property and borrower assets. As of December 31, 2021 and 2020, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Impaired Loans

The following table provides information with respect to the Company’s average balances, and of interest income recognized from, impaired loans for the year ended December 31, 2019, presented in accordance with Topic 310, Receivables:

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	11	$1,481	$124
Commercial real estate	1	346	78
Construction	12	689	69
Residential mortgage	13	5,539	207
Consumer	1,652	15,710	2,127
Total	1,689	$23,765	$2,605

	Year Ended December 31, 2020
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	1	$500	$30
Commercial real estate	3	6,470	470
Residential mortgage	1	825	90
Total	5	$7,795	$590

	Year Ended December 31, 2019
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	2	$571	$25
Residential mortgage	1	609	—
Total	3	$1,180	$25
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit and commercial letters of credit totaling  $6.7 billion and $6.1 billion as of December 31, 2021 and 2020, respectively. Of the $6.7 billion at December 31, 2021, there were commitments of $0.2 million related to borrowers who had loan terms modified in a TDR. Of the $6.1 billion at December 31, 2020, there were commitments of $0.2 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2021		2020		2019
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	3	$569	1	$500	2	$571
Construction	1	450	—	—	—	—
Commercial real estate	1	356	—	—	—	—
Residential mortgage	4	1,012	—	—	—	—
Consumer	405	5,272	—	—	—	—
Total	414	$7,659	1	$500	2	$571
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the period.

Foreclosure Proceedings

As of December 31, 2021, there was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in process of foreclosure. As of December 31, 2020, there were no residential mortgage loans collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

Residential real estate properties held from one foreclosed residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets were $0.2 million as of December 31, 2021. There were no residential real estate properties held from foreclosed residential real estate loans as of December 31, 2020.

6. Premises and Equipment

At December 31, 2021 and 2020, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2021	2020
Buildings	$295,286	$296,107
Furniture and equipment	95,824	98,800
Land	113,720	114,852
Leasehold improvements	66,772	57,063
Total premises and equipment	571,602	566,822
Less: Accumulated depreciation and amortization	253,154	244,421
Net book value	$318,448	$322,401

Depreciation and amortization expenses included in occupancy and equipment expenses for 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Occupancy	$9,149	$9,231	$9,037
Equipment	6,682	6,721	5,485
Total	$15,831	$15,952	$14,522

The Company, as a lessor, leases certain properties that it owns. See “Note 13. Leases” in the notes to the consolidated financial statements for more information.

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2021 and 2020 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2021	$687,492	$308,000	$995,492
December 31, 2020	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2021, 2020 and 2019.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.7 billion and $2.2 billion as of December 31, 2021 and 2020, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $4.8 million, $5.7 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization of MSRs was $3.7 million, $6.3 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2022	$1,613
2023	1,274
2024	1,036
2025	854
2026	710

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2021	2020
Gross carrying amount	$69,103	$67,856
Less: accumulated amortization	60,801	57,125
Net carrying value	$8,302	$10,731

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Balance at beginning of year	$10,731	$12,668
Originations	1,247	4,376
Amortization	(3,676)	(6,313)
Balance at end of year	$8,302	$10,731
Fair value of amortized MSRs at beginning of year	$14,029	$20,329
Fair value of amortized MSRs at end of year	$12,243	$14,029
Balance of loans serviced for others	$1,673,158	$2,189,027

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2021, 2020 and 2019.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2021				December 31, 2020
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	13.77%	-	25.19%	14.61%	11.86%	-	26.52%	16.90%
Life in years (of the MSR)	1.99	-	5.31	5.03	1.83	-	6.68	4.45
Weighted-average coupon rate	3.58%	-	6.56%	3.71%	3.24%	-	6.98%	3.84%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.00%	10.00%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $184.3 million and $170.2 million in affordable housing and other tax credit investment partnership interest as of December 31, 2021 and 2020, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $21.7 million, $10.5 million and $11.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2021, 2020 and 2019 were $22.7 million, $15.8 million and $10.6 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $10.1 million and $18.1 million as of December 31, 2021 and 2020, respectively.

Software, net was included as a component of other assets on the consolidated balance sheets and was $13.3 million and $15.2 million as of December 31, 2021 and 2020, respectively. The amortization of software expenses was recorded in other noninterest expense on the consolidated statements of income and was $8.6 million, $6.4 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2021 and 2020 were as follows:

	December 31,
(dollars in thousands)	2021	2020
Public deposits	$1,913,369	$2,251,508
Federal Home Loan Bank	2,380,042	2,917,317
Federal Reserve Bank	1,724,279	1,919,744
ACH transactions	115,038	111,347
Interest rate swaps	48,430	56,004
Total	$6,181,158	$7,255,920

As the Company did not enter into reverse repurchase agreements, no collateral was accepted as of December 31, 2021 and 2020. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2021 and 2020, deposits were categorized as interest-bearing or noninterest-bearing as follows:

	December 31,
(dollars in thousands)	2021	2020
U.S.:
Interest-bearing	$11,553,298	$10,928,712
Noninterest-bearing	8,498,187	6,674,352
Foreign:
Interest-bearing	868,985	776,897
Noninterest-bearing	895,676	847,762
Total deposits	$21,816,146	$19,227,723

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2021:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$235,187	$314,818	$550,005
Over three through six months	208,007	100,457	308,464
Over six through twelve months	315,551	286,529	602,080
2023	75,513	53,566	129,079
2024	67,595	9,136	76,731
2025	38,204	18,943	57,147
2026	43,943	8,285	52,228
Thereafter	203	501	704
Total	$984,203	$792,235	$1,776,438

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $0.8 billion and $1.3 billion as of December 31, 2021 and 2020, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.1 million and $2.6 million at December 31, 2021 and 2020, respectively.

10. Long-Term Borrowings

Long-term borrowings consisted of the following at December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	2020
Finance lease	$—	$10
FHLB fixed-rate advances(1)	—	200,000
Total long-term borrowings	$—	$200,010
(1)	Interest is payable monthly.

As of December 31, 2021, there were no long-term borrowings compared to $200.0 million in long-term borrowings as of December 31, 2020. The Company’s long-term borrowings were terminated in November 2021 and included $200.0 million in FHLB fixed-rate advances with a weighted average interest rate of 2.73% and original maturity dates ranging from 2023 to 2024. The FHLB fixed-rate advances required monthly interest-only payments with the principal amount due on the maturity date. The Company incurred fees of $9.0 million related to the early termination of the FHLB fixed-rate advances. These fees were recorded as a component of other noninterest expense in the Company’s consolidated statements of income. As of December 31, 2021, the Company had an undrawn line of credit of $1.8 billion from the FHLB. As of December 31, 2020, the available remaining borrowing capacity with the FHLB was $2.0 billion. The FHLB borrowing capacity as of December 31, 2021 and the fixed-rate advances and remaining borrowing capacity as of December 31, 2020 were secured by residential real estate loan collateral. As of both December 31, 2021 and 2020, the Company had an undrawn line of credit of $1.1 billion from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of December 31, 2021 and 2020. See “Note 8. Transfers of Financial Assets” for more information.

At December 31, 2020, the Company’s long-term borrowings included a finance lease obligation with a 6.78% annual interest rate that matures in 2022.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits and investment securities. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Year ended December 31, 2021
Pension and other benefits:
Net actuarial gains arising during the year	3,107	(829)	2,278
Amortization of net loss included in net income	6,913	(1,844)	5,069
Net change in pension and other benefits	10,020	(2,673)	7,347
Investment securities:
Unrealized net losses arising during the year	(218,983)	58,414	(160,569)
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	(219,085)	58,441	(160,644)
Other comprehensive loss	(209,065)	55,768	(153,297)
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Year ended December 31, 2020
Pension and other benefits:
Net actuarial losses arising during the year	(10,399)	2,774	(7,625)
Prior service credit	(51)	14	(37)
Amortization of net loss included in net income	5,595	(1,492)	4,103
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	(4,855)	1,200	(3,655)
Investment securities:
Unrealized net gains arising during the year	91,289	(24,365)	66,924
Reclassification of net losses to net income:
Investment securities losses, net	114	(30)	84
Net change in investment securities	91,403	(24,395)	67,008
Other comprehensive income	86,548	(23,195)	63,353
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2018	$(180,915)	$48,720	$(132,195)
Year ended December 31, 2019
Pension and other benefits:
Net actuarial losses arising during the year	(5,774)	1,555	(4,219)
Prior service credit	(429)	115	(314)
Amortization of net loss included in net income	6,610	(1,780)	4,830
Net change in pension and other benefits	407	(110)	297
Investment securities:
Unrealized net gains arising during the year	134,343	(36,178)	98,165
Reclassification of net gains to net income:
Investment securities losses, net	2,715	(731)	1,984
Net change in investment securities	137,058	(36,909)	100,149
Other comprehensive income	137,465	(37,019)	100,446
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the years indicated:

	Pensions		Accumulated
	and		Other
	Other	Investment	Comprehensive
(dollars in thousands)	Benefits	Securities	Income (Loss)
Year Ended December 31, 2021
Balance at beginning of year	$(31,737)	$63,341	$31,604
Other comprehensive income (loss)	7,347	(160,644)	(153,297)
Balance at end of year	$(24,390)	$(97,303)	$(121,693)

Year Ended December 31, 2020
Balance at beginning of year	$(28,082)	$(3,667)	$(31,749)
Other comprehensive income (loss)	(3,655)	67,008	63,353
Balance at end of year	$(31,737)	$63,341	$31,604

Year Ended December 31, 2019
Balance at beginning of year	$(28,379)	$(103,816)	$(132,195)
Other comprehensive income	297	100,149	100,446
Balance at end of year	$(28,082)	$(3,667)	$(31,749)

As of December 31, 2021, 2020 and 2019, the Company did not have any available-for-sale debt securities in an unrealized loss position with the intent to sell and determined it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis. Thus, for the years ended December 31, 2021 and 2020, there was no incremental non-credit-related impairment loss recognized in earnings on these securities, and for the year ended December 31, 2019, there was no non-credit other-than-temporary impairment (“OTTI”) loss on these securities.

12. Regulatory Capital Requirements

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2021 and 2020:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,783,113	12.24%	$1,769,214	12.14%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,783,113	12.24%	1,769,214	12.14%	6.00%	8.00%
Total capital to risk-weighted assets	1,965,280	13.49%	1,951,377	13.40%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,783,113	7.24%	1,769,214	7.18%	4.00%	5.00%

December 31, 2020:
Common equity tier 1 capital to risk-weighted assets	$1,717,008	12.47%	$1,699,485	12.34%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,717,008	12.47%	1,699,485	12.34%	6.00%	8.00%
Total capital to risk-weighted assets	1,889,958	13.73%	1,872,427	13.60%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,717,008	8.00%	1,699,485	7.92%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

A capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements. As of December 31, 2021, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized and exceeded the aforementioned capital conservation buffer. Management is not aware of any conditions or events that have occurred since December 31, 2021, to change the capital adequacy category of the Company or the Bank.

13. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 42 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

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

The components of the Company’s net lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Operating lease expense	$9,432	$9,169	$9,158
Short-term lease expense	246	397	487
Variable lease expense	2,204	2,353	2,152
Finance lease expense:
Amortization of right-of-use assets	3	3	3
Interest on lease liabilities	—	1	2
Total finance lease expense	3	4	5
Less: Sublease income	(744)	(1,222)	(1,073)
Net lease expense	$11,141	$10,701	$10,729

Other information related to the Company’s lease liabilities as of and for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,981	$8,848	$8,802
Operating cash flows paid for finance leases	$—	$—	$10
Financing cash flows paid for finance leases	$10	$10	$10
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$31,792	$3,796	$1,401
Weighted Average Remaining Lease Term
Operating leases (years)	22.8	16.1	15.7
Finance leases (years)	0.5	1.5	2.5
Weighted Average Discount Rate
Operating leases	3.01%	3.17%	3.36%
Finance leases	6.78%	6.78%	6.78%

Operating lease right-of-use assets were $64.2 million and $40.2 million as of December 31, 2021 and 2020, respectively, and were recorded as a component of other assets. Finance lease right-of-use assets were nil and not material as of December 31, 2021 and 2020, respectively, and were recorded as a component of premises and equipment as of December 31, 2020. Operating lease liabilities were $65.8 million and $40.6 million as of December 31, 2021 and 2020, respectively, and were recorded as a component of other liabilities. Finance lease liabilities were nil and not material as of December 31, 2021 and 2020, respectively, and were recorded as a component of long-term borrowings as of December 31, 2020.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2021:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2022	$7,755
2023	5,104
2024	4,883
2025	4,250
2026	3,849
Thereafter	68,996
Total future minimum lease payments	94,837
Less: Imputed interest	(29,033)
Total	$65,804

The Company had several operating leases with related parties associated with its branch premises. The lease payments to related parties were nil for both the years ended December 31, 2021 and 2020. The lease payments to related parties were $0.3 million for the year ended December 31, 2019.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. The cost and accumulated depreciation related to leased properties were $304.3 million and $158.2 million, respectively, as of December 31, 2021, and $304.3 million and $150.0 million, respectively, as of December 31, 2020. Terms of such leases, including renewal options, may be extended for up to nine years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $6.4 million, $6.3 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Company recognized $6.1 million, $5.6 million and $5.3 million of lease income related to variable lease payments for the years ended December 31, 2021, 2020 and 2019, respectively.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for the years ended December 31, 2021, 2020 and 2019 was nil, $0.4 million and $0.4 million, respectively. There are no future minimum rental income from related parties.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2021:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2022	$5,535
2023	4,572
2024	3,746
2025	3,126
2026	2,368
Thereafter	2,758
Total	$22,105

14. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2022 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

Nonqualified Pension and Other Postretirement Benefit Plans

The Company also sponsors an unfunded supplemental executive retirement plan for certain key executives (“SERP”). In addition, the Company sponsors a directors’ retirement plan (“Directors’ Plan”), a non-qualified pension plan for eligible FHI and FHB directors that qualify for retirement benefits based on their years of service as a director. Both the SERP and the Directors’ Plan were frozen as of January 1, 2005 to new participants. In March 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP, which became effective on July 1, 2019. As a result of the amendment, since the effective date, there have not been any, and there will be no, new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP. No contributions to the SERP are expected to be made in 2022.

A postretirement benefit plan is also offered to eligible employees that provides life insurance and healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 62.

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.2 million to its postretirement medical and life insurance plans in 2022. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2022.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5%of the employee’s pay in 2021, 2020 and 2019. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2021, 2020 and 2019 were $9.1 million, $8.6 million and $7.5 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $13.5 million, $15.2 million and $15.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive income during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2021	2020	2019	2021	2020	2019
Amounts arising during the year:
Net loss (gain) on pension assets	$3,581	$(4,839)	$(16,278)	$—	$—	$—
Net (gain) loss on pension obligations	(4,614)	14,935	21,512	(2,074)	303	540
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(6,961)	(5,806)	(6,995)	48	211	385
Prior service credit	—	—	—	—	51	429
Amount recognized in other comprehensive income	$(7,994)	$4,290	$(1,761)	$(2,026)	$565	$1,354

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2021 and 2020:

	Pension Benefits		Other Benefits
(dollars in thousands)	2021	2020	2021	2020
Net actuarial loss (gain)	$36,357	$44,351	$(3,094)	$(1,068)
Prior service credit	—	—	—	—
Total, pretax effect	36,357	44,351	(3,094)	(1,068)
Tax impact	(9,698)	(11,831)	825	285
Ending balance in accumulated other comprehensive loss	$26,659	$32,520	$(2,269)	$(783)

The following tables summarize the changes to the projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and the accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2021	2020	2021	2020
Benefit obligation at beginning of year	$219,392	$213,285	$22,538	$21,305
Service cost	—	—	874	768
Interest cost	5,065	6,519	515	640
Actuarial (gain) loss	(4,614)	14,935	(2,074)	303
Benefit payments	(15,411)	(15,347)	(491)	(478)
Benefit obligation at end of year	$204,432	$219,392	$21,362	$22,538

The actuarial gains related to changes in the Company’s PBO for pension benefits and APBO for other benefits are primarily due to changes in discount rates for the year ended December 31, 2021. The actuarial loss related to the change in the Company’s PBO for pension benefits is primarily due to a change in discount rates for the year ended December 31, 2020.

	Pension Benefits		Other Benefits
(dollars in thousands)	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$114,795	$112,659	$—	$—
Actual return on plan assets	(536)	9,637	—	—
Benefit payments from trust	(7,611)	(7,501)	—	—
Fair value of plan assets at end of year	$106,648	$114,795	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2021 and 2020:

	Pension Benefits		Other Benefits
(dollars in thousands)	2021	2020	2021	2020
Pension assets for overfunded plans	$15,345	$16,237	$—	$—
Pension liabilities for underfunded plans	(113,129)	(120,834)	(21,362)	(22,538)
Funded status	$(97,784)	$(104,597)	$(21,362)	$(22,538)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2021 and 2020:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$91,303	$98,558	$113,129	$120,834	$204,432	$219,392
Accumulated benefit obligation	91,303	98,558	113,129	120,766	204,432	219,324
Fair value of plan assets	106,648	114,795	—	—	106,648	114,795
Overfunded (underfunded) portion of PBO/ABO	15,345	16,237	(113,129)	(120,834)	(97,784)	(104,597)

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

The following table summarizes the change in net actuarial loss and amortization for the years ended December 31, 2021 and 2020:

	Pension Benefits		Other Benefits
(dollars in thousands)	2021	2020	2021	2020
Net actuarial loss (gain) at beginning of year	$44,351	$40,061	$(1,068)	$(1,582)
Amortization cost	(6,961)	(5,806)	48	211
Liability loss	(4,614)	14,935	(2,074)	303
Asset loss (gain)	3,581	(4,839)	—	—
Net actuarial loss (gain) at end of year	$36,357	$44,351	$(3,094)	$(1,068)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2021	2020	2019	2021	2020	2019
Service cost	Salaries and employee benefits	$—	$—	$14	$874	$768	$710
Interest cost	Other noninterest expense	5,065	6,519	8,261	515	640	808
Expected return on plan assets	Other noninterest expense	(3,044)	(4,800)	(4,585)	—	—	—
Prior service credit	Other noninterest expense	—	—	—	—	(51)	(429)
Recognized net actuarial loss (gain)	Other noninterest expense	6,961	5,806	6,995	(48)	(211)	(385)
Total net periodic benefit cost		$8,982	$7,525	$10,685	$1,341	$1,146	$704

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2021	2020	2019
Interest cost	$2,261	$2,946	$3,808
Expected return on plan assets	(3,044)	(4,800)	(4,585)
Recognized net actuarial loss	1,609	1,421	3,714
Total net periodic benefit cost	$826	$(433)	$2,937

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2021 and 2020:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.77%	2.37%	2.77%	2.37%	2.77%	2.37%
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.37%	3.16%	4.30%	2.37%	3.16%	4.30%	2.37%	3.16%	4.30%
Expected long-term return on plan assets	2.75%	4.40%	4.75%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	4.00%	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2021, 2020 and 2019:

	2021	2020	2019
Healthcare cost trend rate assumed for next year	6.00%	6.25%	6.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2026

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2021 and 2020:

	Asset Allocation
	2021	2020
Equity securities	11%	13%
Debt securities	85%	85%
Other securities	4%	2%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2021 and 2020.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2021 net periodic pension cost to be 2.75%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2021, was as follows:

Target
Allocation
Equity securities	10%
Debt securities	88%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2022	$15,787	$1,204
2023	15,466	1,321
2024	15,053	1,412
2025	15,191	1,455
2026	15,268	1,494
2027 to 2031	65,836	7,905

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

The fair values of the Company’s pension plan assets at December 31, 2021 and 2020, by asset class, were as follows:

	December 31, 2021
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$4,451	$—	$—	$4,451
Fixed income - U.S. Treasury securities	—	8,343	—	8,343
Fixed income - U.S. government agency securities	—	9,674	—	9,674
Fixed income - U.S. corporate securities	—	69,926	—	69,926
Fixed income - municipal securities	—	495	—	495
Fixed income - international securities	1,779	—	—	1,779
Equity - large-cap exchange-traded funds	7,840	—	—	7,840
Equity - mid-cap exchange-traded funds	1,360	—	—	1,360
Equity - small-cap exchange-traded funds	654	—	—	654
Equity - international funds	2,126	—	—	2,126
Total	$18,210	$88,438	$—	$106,648

	December 31, 2020
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,576	$—	$—	$2,576
Fixed income - U.S. Treasury securities	—	6,776	—	6,776
Fixed income - U.S. government agency securities	—	12,441	—	12,441
Fixed income - U.S. corporate securities	—	70,401	—	70,401
Fixed income - municipal securities	—	521	—	521
Fixed income - mutual funds	5,626	—	—	5,626
Fixed income - international securities	1,980	—	—	1,980
Equity - large-cap exchange-traded funds	9,321	—	—	9,321
Equity - mid-cap exchange-traded funds	1,566	—	—	1,566
Equity - small-cap exchange-traded funds	785	—	—	785
Equity - international funds	2,802	—	—	2,802
Total	$24,656	$90,139	$—	$114,795

No fair value measurements used Level 3 inputs as of December 31, 2021 and 2020.

The plan’s investments in fixed income securities represent approximately 84.6% and 85.1% of total plan assets as of December 31, 2021 and 2020, respectively, which is the most significant concentration of risk in the plan.

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

15. Income Taxes

For the years ended December 31, 2021, 2020 and 2019, the provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Current:
Federal	$53,534	$55,535	$56,450
State and local	15,607	21,831	23,796
Total current	69,141	77,366	80,246
Deferred:
Federal	8,837	(10,638)	14,047
State and local	5,283	(8,758)	3,013
Total deferred	14,120	(19,396)	17,060
Total provision for income taxes	$83,261	$57,970	$97,306

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam, Saipan and certain other state jurisdictions. The Company had a current income tax receivable due from various jurisdictions of $27.9 million and $19.0 million as of December 31, 2021 and 2020, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2021 and 2020, were as follows:

	December 31,
(dollars in thousands)	2021	2020
Assets:
Deferred compensation expense	$58,497	$57,727
Allowance for credit losses and nonperforming assets	50,161	63,899
Lease liabilities	17,534	10,839
Investment securities	40,108	—
State income taxes	3,440	4,243
Total deferred income tax assets before valuation allowance	169,740	136,708
Valuation allowance	(1,082)	(1,675)
Total deferred income tax assets after valuation allowance	168,658	135,033
Liabilities:
Leases	(15,785)	(18,583)
Investment securities	—	(19,965)
Deferred income	(14,213)	(11,399)
Lease right-of-use assets	(17,132)	(10,736)
Intangible assets	(577)	(604)
Other	(24,779)	(19,222)
Total deferred income tax liabilities	(72,486)	(80,509)
Net deferred income tax assets	$96,172	$54,524

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2021 and 2020.

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

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$73,289	21.00%	$51,182	21.00%	$80,157	21.00%
State and local taxes, net of federal income tax benefit	16,503	4.73	10,327	4.24	21,179	5.55
Tax credits	(2,745)	(0.79)	(3,914)	(1.60)	(400)	(0.10)
Nontaxable income	(3,274)	(0.94)	(3,678)	(1.51)	(3,269)	(0.86)
Other	(512)	(0.14)	4,053	1.66	(361)	(0.10)
Income tax expense and effective income tax rate	$83,261	23.86%	$57,970	23.79%	$97,306	25.49%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company’s 2010, 2011, 2012, 2016 and 2017 tax returns are currently under IRS examination. In addition, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2018 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2017 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021			2020			2019
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$135,595	$18,926	$154,521	$134,312	$14,701	$149,013	$131,570	$12,524	$144,094
Additions for current year tax positions	1,366	—	1,366	1,426	—	1,426	1,038	—	1,038
Additions for Reorganization Transactions	47,282	941	48,223	—	1,479	1,479	—	986	986
Additions for prior years' tax positions:
New uncertain tax positions identified	—	—	—	—	—	—	1,894	—	1,894
Accrual of interest and penalties	—	1,264	1,264	—	2,812	2,812	—	1,280	1,280
Reductions for prior years' tax positions:
Expiration of statute of limitations	(932)	(388)	(1,320)	(143)	(66)	(209)	(190)	(89)	(279)
Balance at December 31,	$183,311	$20,743	$204,054	$135,595	$18,926	$154,521	$134,312	$14,701	$149,013

Included in the balance of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, was $23.1 million, $22.2 million and $19.1 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2021, was $141.2 million attributable to tax refund claims with respect to tax years 2005 through 2013 and 2015 in the State of California. Such refund claims were filed by the Company in 2015, 2019 and 2021, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $2.0 million of taxes and $0.7 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states. In December 2021, Bank of Montreal agreed to purchase Bank of the West from BNP Paribas SA. This transaction, and the resulting change in ownership, could affect the unrecognized tax benefits related to the years when the Company was included in consolidated and combined returns with Bank of the West.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.8 million, $4.4 million and $2.4 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $22.3 million and $20.6 million as of December 31, 2021 and 2020, respectively, accrued for interest and penalties, of which $20.7 million and $18.9 million as of December 31, 2021 and 2020, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of December 31, 2021 and 2020, the Company maintained balances of $130.5 million and $93.1 million, respectively, related to current tax receivables. As of December 31, 2021 and 2020, the Company maintained balances of $157.4 million and $119.3 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of $26.9 million and $26.1 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, including as a result of the IRS audit of the Company’s income tax returns, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2021, 2020 and 2019, the Company recorded nil, $1.2 million and nil, respectively, of such adjustments through the provision for income taxes and noninterest income.

16. Derivative Financial Instruments

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$67,500	$—	$(1,211)	$22,451	$—	$(1,276)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,827,582	50,898	—	3,002,333	129,888	—
Visa derivative	105,916	—	(5,530)	92,647	—	(4,554)
Interest rate caps and floors	148,800	27	(27)	148,800	7	(7)
Foreign exchange contracts	217	—	—	326	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of December 31, 2021, the amount of initial margin cash collateral received by the Company was $1.7 million. As of December 31, 2020, the amount of initial margin cash collateral posted by the Company was $4.8 million. As of December 31, 2021 and 2020, the variation margin was $50.9 million and $129.9 million, respectively.

As of December 31, 2021, the Company pledged $30.3 million in financial instruments and $18.1 million in cash as collateral for interest rate swaps. As of December 31, 2020, the Company pledged $30.8 million in financial instruments and $25.2 million in cash as collateral for interest rate swaps. As of December 31, 2021 and 2020, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At December 31, 2021, the Company carried one interest rate swap with a notional amount of $67.5 million and a negative fair value of $1.0 million. The interest rate swap was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%. The swap matures in 2041.

At December 31, 2020, the Company carried one interest rate swap with a notional amount of $22.5 million and a negative fair value of $1.3 million. The interest rate swap was categorized as a fair value hedge for a commercial and industrial loan. The Company received a USD Prime floating rate and paid a fixed rate of 2.90%. The Company terminated this interest rate swap during the fourth quarter of 2021. At December 31, 2021, the cumulative amount of fair value hedging adjustment remaining on the discontinued hedging relationship was $0.7 million, which is included in loans and leases on the consolidated balance sheets and is being amortized over the remaining term of the associated loan.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2021, 2020 and 2019:

	Gains (losses) recognized in
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2021	2020	2019
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(605)	$(594)	$(671)
Recognized on hedged item	Loans and lease financing	383	470	735

As of December 31, 2021 and 2020, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$68,707	$24,355	$1,207	$1,487

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019:

	Net gains (losses) recognized
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2021	2020	2019
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$—	$16
Visa derivative	Other noninterest income	(5,909)	(4,641)	(5,355)
Foreign exchange contracts	Other noninterest income	—	—	12

As of December 31, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $50.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.00% to 3.55% and paid fixed rates ranging from 2.02% to 6.19%. The swaps mature between 2022 and 2040. As of December 31, 2020, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $129.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.15% to 3.16% and paid fixed rates ranging from 2.02% to 5.78%. These swaps resulted in net interest expense of nil during each of the years ended December 31, 2021, 2020 and 2019.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $2.6 million, $8.3 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018, 2019 and 2021, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6181. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $5.5 million and $4.6 million was included in the consolidated balance sheets at December 31, 2021 and 2020, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 21. Fair Value” in the notes to the consolidated financial statements for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.2 million, $0.1 million and $0.1 million were recognized during each of the years ended December 31, 2021, 2020 and 2019.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if its credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $26.9 million and $19.8 million at December 31, 2021 and 2020, respectively, for which the Company posted $19.8 million and $20.4 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2021 and 2020, the Company may have been required to settle the contract in an amount equal to its fair value.

17. Commitments and Contingent Liabilities

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $95.5 million and $93.1 million at December 31, 2021 and 2020, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $10.7 million and $11.0 million at December 31, 2021 and 2020, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2021 have maturities ranging from January 2022 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2021 and 2020 were as follows:

	December 31,
(dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,490,301	$5,934,535
Standby letters of credit	182,447	185,108
Commercial letters of credit	3,307	3,834

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

Lease Commitments

The Company’s lease commitments are discussed in “Note 13. Leases” in the notes to the consolidated financial statements.

Foreign Exchange Contracts

The Company has forward foreign exchange contracts that represent commitments to purchase or sell foreign currencies at a future date at a specified price. The Company’s utilization of forward foreign exchange contracts is subject to the primary underlying risk of movements in foreign currency exchange rates and to additional counterparty risk should its counterparties fail to meet the terms of their contracts. Forward foreign exchange contracts are utilized to mitigate the Company’s risk to satisfy customer demand for foreign currencies and are not used for trading purposes. See “Note 16. Derivative Financial Instruments” in the notes to the consolidated financial statements for more information.

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

18. Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$385,656	$162,997	$(18,094)	$530,559

Service charges on deposit accounts	24,413	1,225	1,872	27,510
Credit and debit card fees	—	55,728	5,415	61,143
Other service charges and fees	23,917	3,547	1,594	29,058
Trust and investment services income	34,719	—	—	34,719
Other	353	5,790	1,194	7,337
Not in scope of Topic 606(1)	8,270	6,491	10,388	25,149
Total noninterest income	91,672	72,781	20,463	184,916
Total revenue	$477,328	$235,778	$2,369	$715,475

	Year Ended December 31, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$375,145	$151,622	$8,967	$535,734

Service charges on deposit accounts	25,326	1,305	1,538	28,169
Credit and debit card fees	—	48,999	4,373	53,372
Other service charges and fees	20,084	1,550	1,533	23,167
Trust and investment services income	35,652	—	—	35,652
Other	700	6,403	1,811	8,914
Not in scope of Topic 606(1)	16,264	19,945	11,897	48,106
Total noninterest income	98,026	78,202	21,152	197,380
Total revenue	$473,171	$229,824	$30,119	$733,114

	Year Ended December 31, 2019
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$413,029	$141,227	$19,146	$573,402

Service charges on deposit accounts	30,298	1,238	2,242	33,778
Credit and debit card fees	—	58,034	6,812	64,846
Other service charges and fees	20,454	2,096	2,155	24,705
Trust and investment services income	35,102	—	—	35,102
Other	715	4,899	3,351	8,965
Not in scope of Topic 606(1)	8,844	7,368	8,925	25,137
Total noninterest income	95,413	73,635	23,485	192,533
Total revenue	$508,442	$214,862	$42,631	$765,935
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the years ended December 31, 2021, 2020 and 2019, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years and one vendor in the current year, which are being amortized over the term of the respective contracts. As of December 31, 2021 and 2020, the Company had contract liabilities of $3.0 million and $1.0 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenues, thereby decreasing contract liabilities by approximately $0.9 million, $0.8 million and $0.8 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2021 and 2020, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2021 and 2020. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

19. Earnings per Share

For the years ended December 31, 2021 and 2020, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 1,000 and 410,000 antidilutive securities, respectively. For the year ended December 31, 2019, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2021	2020	2019
Numerator:
Net income	$265,735	$185,754	$284,392

Denominator:
Basic: weighted-average shares outstanding	128,963,131	129,890,225	133,076,489
Add: weighted-average equity-based awards	574,791	329,852	310,668
Diluted: weighted-average shares outstanding	129,537,922	130,220,077	133,387,157

Basic earnings per share	$2.06	$1.43	$2.14
Diluted earnings per share	$2.05	$1.43	$2.13

20. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2021, 2020 and 2019, stock-based compensation expense was $13.1 million, $10.0 million and $7.8 million, respectively, and the related income tax benefit was $3.1 million, $2.4 million and $2.0 million, respectively. For the years ended December 31, 2021, 2020 and 2019, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2021, total shares authorized under the Company’s stock-based compensation plan for employees were 5.6 million shares, of which 3.3 million shares were available for future grants. As of December 31, 2021, total shares authorized under the 2016 Non-Employee Director Plan were 268,941 shares, of which 178,161 shares were available for future grants.

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

The following presents the Company’s Restricted Stock activity for the years ended December 31, 2021, 2020 and 2019:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2018	—	$—
Granted	162,550	27.06
Vested	(11,239)	27.37
Forfeited	(11,593)	27.04
Unvested as of December 31, 2019	139,718	$27.04
Granted	172,046	25.96
Vested	(48,340)	27.03
Forfeited	(1,047)	25.96
Unvested as of December 31, 2020	262,377	$26.35
Granted	—	—
Vested	(105,330)	26.46
Forfeited	(7,172)	26.15
Unvested as of December 31, 2021	149,875	$26.28

For the year ended December 31, 2021, the Company granted no shares of Restricted Stock to key employees. For the year ended December 31, 2020, the Company granted 172,046 shares of Restricted Stock with a weighted-average grant date fair value of $25.96 to key employees. For the year ended December 31, 2019, the Company granted 162,550 shares of Restricted Stock with a weighted-average grant date fair value of $27.06 to key employees.

The total grant date fair value of Restricted Stock that vested for the years ended December 31, 2021, 2020, and 2019 was $2.8 million, $1.3 million and $0.3 million, respectively. Unrecognized compensation expense related to unvested Restricted Stock was $1.1 million, $4.1 million and $2.9 million as of December 31, 2021, 2020 and 2019, respectively. The unrecognized compensation expense as of December 31, 2021 is expected to be recognized over a weighted average vesting period of 0.6 years.

Performance Share Units and Performance Share Awards

Performance share units (“PSUs”) and performance share awards (“PSAs”) (collectively, “Performance Awards”) are an award of units or shares in which the recipient’s rights in the units or shares are contingent on the achievement of pre-established performance goals. At the end of the performance period, the Compensation Committee will determine to what extent the performance goals originally outlined when the Performance Awards were granted have been achieved. Depending on the level of performance achieved, 0-200% of the original grant (target number) of PSUs will be earned and will vest and 0-200% of the original grant (target number) of PSAs will be earned and will vest. All remaining unvested PSUs or PSAs will be immediately forfeited. Employees must be continuously employed by the Company from the grant date through the applicable vesting date, with any unvested Performance Awards being forfeited upon termination of employment, subject to certain exceptions. Following vesting, the Company will issue one share of FHI common stock for each vested PSU and evidence of ownership of one share of FHI common stock for each vested PSA. The fair value of Performance Awards is estimated based on the use of a Monte Carlo simulation or based on the closing price of FHI’s common stock on the date of grant and is amortized on a straight-line basis over the vesting period. For PSUs, grantees have no voting rights until the shares of common stock underlying vested PSUs are delivered to the grantee. Conversely, for PSAs, grantees have full voting rights as of the grant date.

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

The following presents the Company’s Performance Award activity for the years ended December 31, 2021, 2020 and 2019:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2018	504,497	$25.93
Granted	310,696	27.04
Vested	(36,342)	24.51
Forfeited	(83,535)	26.37
Unvested as of December 31, 2019	695,316	$26.46
Granted	340,758	25.96
Vested	(172,167)	29.95
Forfeited	(6,625)	26.13
Unvested as of December 31, 2020	857,282	$25.43
Granted	376,810	27.07
Vested	(214,163)	22.57
Forfeited	(77,423)	24.62
Unvested as of December 31, 2021	942,506	$26.70

For the years ended December 31, 2021, 2020 and 2019, the Company granted 376,810, 340,758 and 310,696 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2021, 2020 and 2019. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

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

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2021, 2020 and 2019, was $4.8 million, $5.2 million and $0.9 million, respectively. Unrecognized compensation expense related to unvested Performance Shares was $6.1 million, $6.2 million and $5.6 million as of December 31, 2021, 2020 and 2019, respectively. The unrecognized compensation expense as of December 31, 2021 is expected to be recognized over a weighted average vesting period of 1.2 years.

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

The following presents the Company’s RSU activity for the years ended December 31, 2021, 2020 and 2019:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2018	48,761	$28.60
Granted	20,418	26.50
Vested	(22,452)	28.37
Forfeited	(1,944)	28.29
Unvested as of December 31, 2019	44,783	$27.82
Granted	28,783	15.86
Vested	(30,016)	27.47
Forfeited	—	—
Unvested as of December 31, 2020	43,550	$21.93
Granted	198,771	27.13
Vested	(49,519)	23.08
Forfeited	(7,473)	26.37
Unvested as of December 31, 2021	185,329	$27.09

For the year ended December 31, 2021, the Company granted 21,839 RSUs to non-employee directors with a weighted-average grant date fair value of $27.36 and 176,932 RSUs were granted to employees with a weighted-average grant date fair value of $27.10. For the year ended December 31, 2020, the Company granted 28,783 RSUs to non-employee directors with a weighted-average grant date fair value of $15.86 and no RSUs were granted to employees. For the year ended December 31, 2019, the Company granted 15,918 RSUs to non-employee directors with a weighted-average grant date fair value of $26.38 and 4,500 RSUs were granted to employees with a weighted average grant date fair value of $26.92. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $0.8 million and $0.6 million, respectively. Unrecognized compensation expense related to unvested RSUs was $3.3 million, $0.4 million and $0.9 million as of December 31, 2021, 2020 and 2019, respectively. The unrecognized compensation expense as of December 31, 2021 is expected to be recognized over a weighted average vesting period of 1.9 years.

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

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2021, total shares authorized under the Company’s ESPP were 600,000 shares, of which 531,559 shares of common stock were available for future purchases. The Company issued 21,070 shares, 19,069 shares and nil shares of common stock to employee participants in 2021, 2020 and 2019, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2021 and 2020, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018, 2019 and 2021, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6181. The Visa derivative of $5.5 million and $4.6 million was included in the consolidated balance sheets at December 31, 2021 and 2020, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized below:

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$192,563	$—	$192,563
Mortgage-backed securities:
Residential - Government agency(1)	—	137,264	—	137,264
Residential - Government-sponsored enterprises(1)	—	1,491,100	—	1,491,100
Commercial - Government agency	—	387,663	—	387,663
Commercial - Government-sponsored enterprises	—	1,369,443	—	1,369,443
Collateralized mortgage obligations:
Government agency	—	2,079,523	—	2,079,523
Government-sponsored enterprises	—	2,621,044	—	2,621,044
Collateralized loan obligations	—	105,247	—	105,247
Debt securities issued by states and political subdivisions	—	44,185	—	44,185
Total available-for-sale securities	—	8,428,032	—	8,428,032
Other assets(2)	7,382	50,925	—	58,307
Liabilities
Other liabilities(3)	—	(1,238)	(5,530)	(6,768)
Total	$7,382	$8,477,719	$(5,530)	$8,479,571

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$171,421	$—	$171,421
Mortgage-backed securities:
Residential - Government agency(1)	—	160,462	—	160,462
Residential - Government-sponsored enterprises(1)	—	447,200	—	447,200
Commercial - Government agency	—	599,650	—	599,650
Commercial - Government-sponsored enterprises	—	932,157	—	932,157
Collateralized mortgage obligations:
Government agency	—	1,933,553	—	1,933,553
Government-sponsored enterprises	—	1,826,972	—	1,826,972
Total available-for-sale securities	—	6,071,415	—	6,071,415
Other assets(2)	11,691	129,895	—	141,586
Liabilities
Other liabilities(3)	—	(1,283)	(4,554)	(5,837)
Total	$11,691	$6,200,027	$(4,554)	$6,207,164
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

Changes in Fair Value Levels

For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. During the years ended December 31, 2021 and 2020, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020 are summarized below:

	Visa Derivative
(dollars in thousands)	2021	2020
Year Ended December 31,
Balance as of January 1,	$(4,554)	$(4,233)
Total net losses included in other noninterest income	(5,909)	(4,641)
Settlements	4,933	4,320
Balance as of December 31,	$(5,530)	$(4,554)
Total net losses included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of December 31,	$(5,909)	$(4,641)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,258,469	$246,716	$1,011,753	$—	$1,258,469
Loans held for sale	538	—	542	—	542
Loans(1)	12,730,605	—	—	12,791,811	12,791,811

Financial liabilities:
Time deposits(2)	$1,776,438	$—	$1,773,321	$—	$1,773,321

	December 31, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,040,944	$303,373	$737,571	$—	$1,040,944
Loans held for sale	11,579	—	12,018	—	12,018
Loans(1)	13,033,686	—	—	13,255,636	13,255,636

Financial liabilities:
Time deposits(2)	$2,348,298	$—	$2,357,137	$—	$2,357,137
Long-term borrowings(3)	200,000	—	214,167	—	214,167
(1)	Excludes financing leases of $231.4 million at December 31, 2021 and $245.4 million at December 31, 2020.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $20.0 billion at December 31, 2021 and $16.9 billion at December 31, 2020.
(3)	Excludes capital lease obligations of $10 thousand at December 31, 2020.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2021 and 2020, the Company had $6.7 billion and $6.1 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $44.3 million and $42.3 million at December 31, 2021 and 2020, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of December 31, 2021 and 2020:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Collateral-dependent loans	$—	$—	$—
December 31, 2020
Collateral-dependent loans	$—	$—	$1,840

Total losses on collateral-dependent loans for the years ended December 31, 2021, 2020 and 2019 were nil, $0.4 million and $1.0 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(5,530)	Discounted Cash Flow	Expected Conversation Rate - 1.6181(2)	1.5885-1.6181
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 26%(4)	10% - 38%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$1,840	Appraisal Value	Appraisal Value	n/m(1)
Visa derivative	$(4,554)	Discounted Cash Flow	Expected Conversation Rate - 1.6228(2)	1.5977-1.6228
			Expected Term - 1 year(3)	0.5 to 1.5 years
			Growth Rate - 13%(4)	4% - 17%
(1)	The fair value of these assets is determined based on appraised values of the collateral or broker opinions, the range of which is not meaningful to disclose.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(3)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(4)	The growth rate was based on the arithmetic average of analyst price targets.

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

The CARES Act, enacted on March 27, 2020, established, among other COVID-19 relief programs, a loan program (the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses. In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align PPP loan balances within the business segment that directly manages them. Specifically, PPP loan balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select PPP loan balances affected net interest income, net interest income after provision for credit losses, noninterest expense, provision for income taxes, net income and asset balances. The Company has reported its selected financial information using the new PPP loan balance alignments for the year ended December 31, 2021. The Company has restated the selected financial information for the year ended December 31, 2020 in order to conform with the current presentation. As PPP loans were instituted in 2020, this reclassification had no impact to the year ended December 31, 2019.

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 54 banking locations throughout the State of Hawaii, Guam and Saipan.

Commercial Banking

Commercial Banking offers products that include corporate banking related products, residential and commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards. Commercial lending and deposit products are offered primarily to middle-market and large companies locally, nationally and internationally.

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

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2021
Net interest income (expense)	$385,656	$162,997	$(18,094)	$530,559
Benefit for credit losses	16,267	22,452	281	39,000
Net interest income (expense) after benefit for credit losses	401,923	185,449	(17,813)	569,559

Noninterest income	91,672	72,781	20,463	184,916
Noninterest expense	(247,949)	(100,932)	(56,598)	(405,479)
Income (loss) before (provision) benefit for income taxes	245,646	157,298	(53,948)	348,996

(Provision) benefit for income taxes	(58,710)	(37,525)	12,974	(83,261)
Net income (loss)	$186,936	$119,773	$(40,974)	$265,735
Total assets as of December 31, 2021	$7,148,376	$5,972,567	$11,871,467	$24,992,410

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2020
Net interest income	$375,145	$151,622	$8,967	$535,734
Provision for credit losses	(52,719)	(53,921)	(15,078)	(121,718)
Net interest income after provision for credit losses	322,426	97,701	(6,111)	414,016

Noninterest income	98,026	78,202	21,152	197,380
Noninterest expense	(232,976)	(79,961)	(54,735)	(367,672)
Income (loss) before (provision) benefit for income taxes	187,476	95,942	(39,694)	243,724

(Provision) benefit for income taxes	(43,825)	(21,951)	7,806	(57,970)
Net income (loss)	$143,651	$73,991	$(31,888)	$185,754
Total assets as of December 31, 2020	$6,894,602	$6,526,863	$9,241,366	$22,662,831

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2019
Net interest income	$413,029	$141,227	$19,146	$573,402
Provision for credit losses	(6,248)	(7,552)	—	(13,800)
Net interest income after provision for credit losses	406,781	133,675	19,146	559,602

Noninterest income	95,413	73,635	23,485	192,533
Noninterest expense	(228,389)	(82,380)	(59,668)	(370,437)
Income (loss) before (provision) benefit for income taxes	273,805	124,930	(17,037)	381,698

(Provision) benefit for income taxes	(69,285)	(32,298)	4,277	(97,306)
Net income (loss)	$204,520	$92,632	$(12,760)	$284,392
Total assets as of December 31, 2019	$7,276,047	$6,071,356	$6,819,331	$20,166,734

23. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Income
Dividends from FHB	$213,500	$142,000	$300,300
Other income	—	1,169	1,691
Total income	213,500	143,169	301,991
Noninterest expense
Salaries and employee benefits	3,732	3,660	5,241
Contracted services and professional fees	2,731	2,544	2,689
Equipment	—	31	—
Other	1,314	1,439	721
Total noninterest expense	7,777	7,674	8,651
Income before benefit for income taxes and equity in undistributed income (excess distributions) of FHB	205,723	135,495	293,340
Benefit for income taxes	1,877	679	1,672
Equity in undistributed income (excess distributions) of FHB	58,135	49,580	(10,620)
Net income	$265,735	$185,754	$284,392
Comprehensive income	$112,438	$249,107	$384,838

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$14,792	$18,066
Investment in FHB	2,642,929	2,726,497
Other assets	26,869	26,138
Total assets	$2,684,590	$2,770,701
Liabilities and Stockholders' Equity
Retirement benefits payable	$582	$580
Other liabilities	27,096	26,017
Total liabilities	27,678	26,597

Total stockholders' equity	2,656,912	2,744,104
Total liabilities and stockholders' equity	$2,684,590	$2,770,701

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$265,735	$185,754	$284,392
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income) excess distributions of FHB	(58,135)	(49,580)	10,620
Deferred income taxes	36	5	85
Stock-based compensation	492	713	84
Change in assets and liabilities:
Net decrease (increase) in other assets	242	(1,451)	5,318
Net increase (decrease) in other liabilities	50	(294)	(5,439)
Net cash provided by operating activities	208,420	135,147	295,060

Cash flows from financing activities
Dividends paid	(134,133)	(135,099)	(138,246)
Stock tendered for payment of withholding taxes	(3,108)	(1,749)	(1,764)
Proceeds from employee stock purchase plan	547	312	—
Common stock repurchased	(75,000)	(5,000)	(136,242)
Net cash used in financing activities	(211,694)	(141,536)	(276,252)
Net (decrease) increase in cash and cash equivalents	(3,274)	(6,389)	18,808
Cash and cash equivalents at beginning of year	18,066	24,455	5,647
Cash and cash equivalents at end of year	$14,792	$18,066	$24,455

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Interim Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic consolidated financial statements in accordance with the instruction for the consolidated financial statements for bank holding companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 25, 2022

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors of the Company, the section captioned “Corporate Governance and Board Matters – Director Nominees” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Executive Officers” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the section captioned “Stock Ownership – Security Ownership of Certain Beneficial Owners, Directors and Management – Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance and Board Matters – Board of Directors, Committees and Governance—Corporate Governance Guidelines and Code of Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Procedures for Stockholder Nominations

For information regarding procedures for stockholder nominations, the section captioned “Other Business – Stockholder Proposals for the 2022 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

Audit Committee

For information regarding the Audit Committee and its composition and the audit committee financial experts, the section captioned “Board of Directors, Committees and Governance — Committees of Our Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information regarding executive and director compensation, the sections captioned “Executive Compensation” and “Corporate Governance and Board Matters – Board of Directors, Committees and Governance – Director Compensation” in the Proxy Statement are incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2021.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,277,710	$—	4,047,521
Equity compensation plans not approved by security holders	—	—	—
Total	1,277,710	$—	4,047,521

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Statements of Income – For the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets – As of December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows – For the years ended December 31, 2021, 2020 and 2019

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

10.7

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

10.10

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

10.17

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

10.19

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

10.22

First Hawaiian, Inc. Long-Term Incentive Plan Form of Performance Share Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

10.23

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

10.26

First Hawaiian Inc. Supplemental Executive Retirement Plan Part B (2019 Restatement) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 26, 2019 (File No. 001-14585))

10.27

Employment Agreement, dated as of October 20, 2011, by and among Robert S. Harrison, First Hawaiian Bank and BancWest Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.28

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.29

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

Date: February 25, 2022		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2022

/s/ Robert S. Harrison	/s/ Ralph M. Mesick
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Ralph M. Mesick Vice Chairman, Chief Risk Officer and Interim Chief Financial Officer

/s/ Matthew J. Cox	/s/ W. Allen Doane
Matthew J. Cox, Director	W. Allen Doane, Director

/s/ Faye W. Kurren	/s/ James S. Moffatt
Faye W. Kurren, Director	James S. Moffatt, Director

/s/ Kelly A. Thompson	/s/ Allen B. Uyeda
Kelly A. Thompson, Director	Allen B. Uyeda, Director

/s/ Jenai S. Wall	/s/ Vanessa L. Washington
Jenai S. Wall, Director	Vanessa L. Washington, Director

/s/ C. Scott Wo
C. Scott Wo Director