Form 10-Q
period 2022-03-31
FIRST HAWAIIAN, INC.
filed 2022-05-02
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,062,213 shares of Common Stock, par value $0.01 per share, were outstanding as of April 19, 2022.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2022	2021
Interest income
Loans and lease financing	$103,732	$110,939
Available-for-sale securities	32,107	23,146
Other	782	491
Total interest income	136,621	134,576
Interest expense
Deposits	2,749	4,056
Short-term and long-term borrowings	—	1,362
Total interest expense	2,749	5,418
Net interest income	133,872	129,158
Provision for credit losses	(5,747)	—
Net interest income after provision for credit losses	139,619	129,158
Noninterest income
Service charges on deposit accounts	7,501	6,718
Credit and debit card fees	14,850	14,551
Other service charges and fees	9,654	8,846
Trust and investment services income	8,883	8,492
Bank-owned life insurance	(417)	2,389
Other	909	2,872
Total noninterest income	41,380	43,868
Noninterest expense
Salaries and employee benefits	48,226	43,936
Contracted services and professional fees	17,147	17,188
Occupancy	7,410	7,170
Equipment	5,977	5,491
Regulatory assessment and fees	2,224	2,034
Advertising and marketing	2,028	1,591
Card rewards program	6,883	4,835
Other	14,147	14,061
Total noninterest expense	104,042	96,306
Income before provision for income taxes	76,957	76,720
Provision for income taxes	19,238	19,027
Net income	$57,719	$57,693
Basic earnings per share	$0.45	$0.44
Diluted earnings per share	$0.45	$0.44
Basic weighted-average outstanding shares	127,556,242	129,933,104
Diluted weighted-average outstanding shares	128,121,126	130,589,878

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Net income	$57,719	$57,693
Other comprehensive loss, net of tax:
Net change in investment securities	(394,551)	(75,039)
Net change in cash flow derivative hedges	(1,258)	—
Other comprehensive loss	(395,809)	(75,039)
Total comprehensive loss	$(338,090)	$(17,346)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2022	2021
Assets
Cash and due from banks	$274,022	$246,716
Interest-bearing deposits in other banks	1,352,138	1,011,753
Investment securities, at fair value (amortized cost: $8,733,170 as of March 31, 2022 and $8,560,733 as of December 31, 2021)	8,062,384	8,428,032
Loans held for sale	—	538
Loans and leases	12,891,743	12,961,999
Less: allowance for credit losses	150,280	157,262
Net loans and leases	12,741,463	12,804,737

Premises and equipment, net	315,766	318,448
Other real estate owned and repossessed personal property	—	175
Accrued interest receivable	61,561	63,158
Bank-owned life insurance	471,401	471,819
Goodwill	995,492	995,492
Mortgage servicing rights	7,650	8,302
Other assets	760,843	643,240
Total assets	$25,042,720	$24,992,410
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,504,821	$12,422,283
Noninterest-bearing	9,765,609	9,393,863
Total deposits	22,270,430	21,816,146
Retirement benefits payable	134,323	134,491
Other liabilities	352,818	384,861
Total liabilities	22,757,571	22,335,498

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,875,595 / 127,686,307 as of March 31, 2022; issued/outstanding: 140,581,715 / 127,502,472 as of December 31, 2021)	1,409	1,406
Additional paid-in capital	2,530,795	2,527,663
Retained earnings	628,642	604,534
Accumulated other comprehensive loss, net	(517,502)	(121,693)
Treasury stock (13,189,288 shares as of March 31, 2022 and 13,079,243 shares as of December 31, 2021)	(358,195)	(354,998)
Total stockholders' equity	2,285,149	2,656,912
Total liabilities and stockholders' equity	$25,042,720	$24,992,410

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2021	127,502,472	$1,406	$2,527,663	$604,534	$(121,693)	$(354,998)	$2,656,912
Net income	—	—	—	57,719	—	—	57,719
Cash dividends declared ($0.26 per share)	—	—	—	(33,151)	—	—	(33,151)
Equity-based awards	183,835	3	3,132	(460)	—	(3,197)	(522)
Other comprehensive loss, net of tax	—	—	—	—	(395,809)	—	(395,809)
Balance as of March 31, 2022	127,686,307	$1,409	$2,530,795	$628,642	$(517,502)	$(358,195)	$2,285,149

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2020	129,912,272	$1,402	$2,514,014	$473,974	$31,604	$(276,890)	$2,744,104
Net income	—	—	—	57,693	—	—	57,693
Cash dividends declared ($0.26 per share)	—	—	—	(33,812)	—	—	(33,812)
Equity-based awards	170,082	3	3,034	(437)	—	(2,373)	227
Common stock repurchased	(332,464)	—	—	—	—	(9,543)	(9,543)
Other comprehensive loss, net of tax	—	—	—	—	(75,039)	—	(75,039)
Balance as of March 31, 2021	129,749,890	$1,405	$2,517,048	$497,418	$(43,435)	$(288,806)	$2,683,630

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$57,719	$57,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(5,747)	—
Depreciation, amortization and accretion, net	15,581	13,643
Deferred income tax provision	15,059	355
Stock-based compensation	3,135	3,037
Other losses	1,566	1,090
Originations of loans held for sale	(6,566)	(61,552)
Proceeds from sales of loans held for sale	6,194	67,067
Net gains on sales of loans originated for investment and held for sale	—	(1,486)
Change in assets and liabilities:
Net (increase) decrease in other assets	(33,509)	27,030
Net increase in other liabilities	12,830	47,323
Net cash provided by operating activities	66,262	154,200
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	383,290	448,655
Proceeds from calls and sales	970	145
Purchases	(563,925)	(1,178,760)
Other investments:
Proceeds from sales	2,690	2,404
Purchases	(2,841)	(14,515)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	180,505	(45,193)
Proceeds from sales of loans originated for investment	—	220
Purchases of loans	(114,677)	(558)
Purchases of premises, equipment and software	(2,695)	(3,791)
Proceeds from sales of other real estate owned	176	—
Other	—	(1,171)
Net cash used in investing activities	(116,507)	(792,564)
Cash flows from financing activities
Net increase in deposits	454,284	905,958
Dividends paid	(33,151)	(33,812)
Stock tendered for payment of withholding taxes	(3,197)	(2,373)
Common stock repurchased	—	(9,543)
Net cash provided by financing activities	417,936	860,230
Net increase in cash and cash equivalents	367,691	221,866
Cash and cash equivalents at beginning of period	1,258,469	1,040,944
Cash and cash equivalents at end of period	$1,626,160	$1,262,810

Supplemental disclosures
Interest paid	$3,545	$8,894
Income taxes paid, net of income tax refunds	2,124	981
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	761	6,864
Transfers (to) from loans and leases (from) to loans held for sale	(834)	1,840

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting Standards Adopted in 2022

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments. This guidance amends the Topic 842 lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the Topic 842 lease classification criteria, and 2) the lessor would have otherwise recognized a day-one loss. The Company adopted the provisions of ASU No. 2021-05 on January 1, 2022 and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method. This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. Under current hedge accounting guidance, the “last-of-layer” method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. The hedged item represents a single layer within that closed portfolio. This update expands the scope of this guidance to allow entities to apply the “portfolio layer” method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The current model is expanded to 1) explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items and 2) also allow entities the flexibility to use any type of derivative (or combination of derivatives) by applying the multiple-layer model that aligns with its risk management strategy. Although no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge, at any time after the initial hedge designation, new hedging relationships associated with the portfolio may be designated and existing hedging relationships associated with the portfolio may be dedesignated to align with an entity’s evolving strategy for managing interest rate risk on a timely basis. Under the portfolio layer method, the basis of the portfolio assets is generally adjusted at the portfolio level rather than being allocated to individual assets within the portfolio, except when the allocation of basis adjustments is required by other areas of GAAP. The intent of this update is consistent with the FASB’s efforts to better align an entity’s financial reporting with the results of its risk management strategy and to further simplify the hedge accounting model. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This update eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in Subtopic 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

2. Investment Securities

As of March 31, 2022 and December 31, 2021, investment securities consisted predominantly of the following investment categories:

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

As of March 31, 2022 and December 31, 2021, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$213,572	$—	$(14,028)	$199,544	$196,662	$125	$(4,224)	$192,563
Mortgage-backed securities:
Residential - Government agency	128,080	—	(5,115)	122,965	135,764	1,791	(291)	137,264
Residential - Government-sponsored enterprises	1,450,070	428	(88,153)	1,362,345	1,496,605	6,914	(12,419)	1,491,100
Commercial - Government agency	358,910	53	(25,874)	333,089	392,443	1,741	(6,521)	387,663
Commercial - Government-sponsored enterprises	1,426,831	—	(176,997)	1,249,834	1,415,511	2,646	(48,714)	1,369,443
Collateralized mortgage obligations:
Government agency	2,153,236	59	(143,514)	2,009,781	2,103,187	7,768	(31,432)	2,079,523
Government-sponsored enterprises	2,719,829	3	(210,125)	2,509,707	2,671,131	3,608	(53,695)	2,621,044
Collateralized loan obligations	221,607	25	(748)	220,884	105,245	2	—	105,247
Debt securities issued by states and political subdivisions	61,035	—	(6,800)	54,235	44,185	—	—	44,185
Total available-for-sale securities	$8,733,170	$568	$(671,354)	$8,062,384	$8,560,733	$24,595	$(157,296)	$8,428,032

Accrued interest receivable related to available-for-sale investment securities was $15.0 million and $14.1 million as of March 31, 2022 and December 31, 2021, respectively, and is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $1.0 million and nil, respectively, for the three months ended March 31, 2022. Proceeds from calls and sales of investment securities were $0.1 million and nil, respectively, for the three months ended March 31, 2021. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended March 31, 2022 and 2021. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil during both the three months ended March 31, 2022 and 2021. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $29.2 million and $22.1 million, respectively, for the three months ended March 31, 2022 and 2021. Interest income from non-taxable investment securities was $2.9 million and $1.0 million, respectively, for the three months ended March 31, 2022 and 2021.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies and states and political subdivisions and collateralized loan obligations as of March 31, 2022, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2022
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$30,148	$29,944
Due after one year through five years	39,854	38,512
Due after five years through ten years	178,200	172,750
Due after ten years	248,012	233,457
	496,214	474,663

Mortgage-backed securities:
Residential - Government agency	128,080	122,965
Residential - Government-sponsored enterprises	1,450,070	1,362,345
Commercial - Government agency	358,910	333,089
Commercial - Government-sponsored enterprises	1,426,831	1,249,834
Total mortgage-backed securities	3,363,891	3,068,233
Collateralized mortgage obligations:
Government agency	2,153,236	2,009,781
Government-sponsored enterprises	2,719,829	2,509,707
Total collateralized mortgage obligations	4,873,065	4,519,488
Total available-for-sale securities	$8,733,170	$8,062,384

At March 31, 2022, pledged securities totaled $2.0 billion, of which $1.8 billion was pledged to secure public deposits and $186.8 million was pledged to secure other financial transactions. At December 31, 2021, pledged securities totaled $2.1 billion, of which $1.9 billion was pledged to secure public deposits and $193.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of March 31, 2022 or December 31, 2021.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 499 and 318 individual securities in each category have been in a continuous loss position as of March 31, 2022 and December 31, 2021, respectively. The unrealized losses on investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(4,314)	$93,417	$(9,714)	$106,127	$(14,028)	$199,544
Mortgage-backed securities:
Residential - Government agency	(5,115)	122,965	—	—	(5,115)	122,965
Residential - Government-sponsored enterprises	(75,047)	1,209,850	(13,106)	106,145	(88,153)	1,315,995
Commercial - Government agency	(10,635)	169,320	(15,239)	153,626	(25,874)	322,946
Commercial - Government-sponsored enterprises	(71,323)	562,986	(105,674)	682,848	(176,997)	1,245,834
Collateralized mortgage obligations:
Government agency	(135,357)	1,904,905	(8,157)	73,679	(143,514)	1,978,584
Government-sponsored enterprises	(161,761)	2,012,931	(48,364)	465,051	(210,125)	2,477,982
Collateralized loan obligations:	(748)	79,181	—	—	(748)	79,181
Debt securities issued by states and political subdivisions	(6,800)	54,235	—	—	(6,800)	54,235
Total available-for-sale securities with unrealized losses	$(471,100)	$6,209,790	$(200,254)	$1,587,476	$(671,354)	$7,797,266

	Time in Continuous Loss as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(3,355)	$134,468	$(869)	$16,642	$(4,224)	$151,110
Mortgage-backed securities:
Residential - Government agency	(291)	51,231	—	—	(291)	51,231
Residential - Government-sponsored enterprises	(10,876)	1,230,104	(1,543)	32,415	(12,419)	1,262,519
Commercial - Government agency	(5,239)	186,024	(1,282)	26,063	(6,521)	212,087
Commercial - Government-sponsored enterprises	(22,179)	744,819	(26,535)	397,123	(48,714)	1,141,942
Collateralized mortgage obligations:
Government agency	(31,432)	1,441,848	—	—	(31,432)	1,441,848
Government-sponsored enterprises	(52,551)	2,255,535	(1,144)	24,959	(53,695)	2,280,494
Total available-for-sale securities with unrealized losses	$(125,923)	$6,044,029	$(31,373)	$497,202	$(157,296)	$6,541,231

At March 31, 2022 and December 31, 2021, the Company did not have any securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining securities in an unrealized loss position as of March 31, 2022 and December 31, 2021, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of March 31, 2022 and December 31, 2021, the Company did not expect any credit losses in its debt securities and no credit losses were recognized on securities during the three months ended March 31, 2022 and for the year ended December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s available-for-sale investment securities were comprised primarily of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the available-for-sale investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale debt securities as of March 31, 2022 and December 31, 2021.

The Company holds approximately 120,000 Visa Class B restricted shares as of both March 31, 2022 and December 31, 2021. These shares continued to be carried at $0 cost basis as of both March 31, 2022 and December 31, 2021.

3. Loans and Leases

As of March 31, 2022 and December 31, 2021, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$1,923,534	$2,087,099
Commercial real estate	3,759,980	3,639,623
Construction	708,300	813,969
Residential:
Residential mortgage	4,153,824	4,083,367
Home equity line	918,101	876,608
Total residential	5,071,925	4,959,975
Consumer	1,204,834	1,229,939
Lease financing	223,170	231,394
Total loans and leases	$12,891,743	$12,961,999

Outstanding loan balances are reported net of deferred loan costs and fees of $48.7 million and $42.2 million at March 31, 2022 and December 31, 2021, respectively.

Accrued interest receivable related to loans and leases was $46.5 million and $49.0 million as of March 31, 2022 and December 31, 2021, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of March 31, 2022, residential real estate loans totaling $2.3 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2021, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $5.3 million and $4.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(706)	—	—	—	—	(43)	(4,109)	(4,858)
Recoveries	53	14	—	—	16	28	2,148	2,259
Increase (decrease) in Provision	(267)	2,273	(865)	(297)	(3,492)	(543)	(1,192)	(4,383)
Balance at end of period	$19,160	$45,238	$8,908	$1,362	$30,888	$5,084	$39,640	$150,280

	Three Months Ended March 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(963)	(66)	—	—	(98)	—	(6,541)	(7,668)
Recoveries	215	3	166	—	17	24	2,655	3,080
Increase (decrease) in Provision	3,359	(6,369)	347	(101)	(1,909)	(519)	1,692	(3,500)
Balance at end of period	$27,322	$51,691	$10,552	$3,197	$38,471	$6,668	$62,465	$200,366

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Increase (decrease) in Provision	693	(325)	(917)	—	(12)	(780)	(23)	(1,364)
Balance at end of period	$9,308	$1,789	$8,046	$—	$3	$9,766	$46	$28,958

	Three Months Ended March 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Increase (decrease) in Provision	4,410	(216)	(724)	—	(2)	48	(16)	3,500
Balance at end of period	$16,129	$1,112	$8,313	$—	$—	$8,500	$49	$34,103

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of March 31, 2022 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$158,853	$483,473	$98,061	$184,897	$79,810	$166,075	$594,007	$31,048	$1,796,224
Special Mention	2,876	356	3,898	3,983	52	5,594	1,601	867	19,227
Substandard	—	337	1,296	1,776	13,251	757	15,877	138	33,432
Other (1)	4,028	10,510	6,171	6,450	3,516	1,664	42,312	—	74,651
Total Commercial and Industrial	165,757	494,676	109,426	197,106	96,629	174,090	653,797	32,053	1,923,534

Commercial Real Estate
Risk rating:
Pass	240,807	682,346	351,893	523,735	471,899	1,291,495	77,724	14,752	3,654,651
Special Mention	—	—	—	47,897	473	39,064	696	—	88,130
Substandard	—	—	—	—	1,757	15,280	4	—	17,041
Other (1)	—	—	—	—	—	158	—	—	158
Total Commercial Real Estate	240,807	682,346	351,893	571,632	474,129	1,345,997	78,424	14,752	3,759,980

Construction
Risk rating:
Pass	6,160	167,645	118,526	136,209	112,919	89,172	19,470	—	650,101
Special Mention	—	—	—	244	705	353	—	—	1,302
Substandard	—	—	—	—	357	827	—	—	1,184
Other (1)	7,871	29,932	5,774	2,957	3,922	4,435	822	—	55,713
Total Construction	14,031	197,577	124,300	139,410	117,903	94,787	20,292	—	708,300

Lease Financing
Risk rating:
Pass	3,913	31,974	57,192	45,698	8,813	69,286	—	—	216,876
Special Mention	—	479	2,672	1,360	12	20	—	—	4,543
Substandard	—	—	270	123	15	1,343	—	—	1,751
Total Lease Financing	3,913	32,453	60,134	47,181	8,840	70,649	—	—	223,170

Total Commercial Lending	$424,508	$1,407,052	$645,753	$955,329	$697,501	$1,685,523	$752,513	$46,805	$6,614,984

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$185,434	$1,096,789	$615,500	$264,419	$183,368	$1,012,447	$—	$—	$3,357,957
680 - 739	26,812	128,172	72,766	44,872	25,913	159,950	—	—	458,485
620 - 679	3,088	13,196	12,304	5,995	5,021	39,145	—	—	78,749
550 - 619	—	2,267	1,570	720	731	8,847	—	—	14,135
Less than 550	2,116	228	60	—	82	4,098	—	—	6,584
No Score (3)	6,550	15,806	7,676	13,968	17,545	56,444	—	—	117,989
Other (2)	18,485	30,872	16,042	9,704	10,810	32,600	43	1,369	119,925
Total Residential Mortgage	242,485	1,287,330	725,918	339,678	243,470	1,313,531	43	1,369	4,153,824

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	705,570	1,892	707,462
680 - 739	—	—	—	—	—	—	147,290	3,202	150,492
620 - 679	—	—	—	—	—	—	39,370	2,129	41,499
550 - 619	—	—	—	—	—	—	10,310	1,426	11,736
Less than 550	—	—	—	—	—	—	1,482	494	1,976
No Score (3)	—	—	—	—	—	—	4,936	—	4,936
Total Home Equity Line	—	—	—	—	—	—	908,958	9,143	918,101
Total Residential Lending	242,485	1,287,330	725,918	339,678	243,470	1,313,531	909,001	10,512	5,071,925

Consumer Lending
FICO:
740 and greater	60,821	145,550	74,436	68,970	46,731	24,261	112,298	217	533,284
680 - 739	26,319	87,933	50,976	48,120	28,498	18,340	68,407	647	329,240
620 - 679	6,222	39,016	19,677	25,307	16,453	14,473	30,462	1,038	152,648
550 - 619	292	7,159	7,314	11,776	8,904	8,485	10,352	1,129	55,411
Less than 550	53	2,003	3,445	5,732	2,939	3,089	3,166	471	20,898
No Score (3)	280	458	9	53	35	52	35,063	337	36,287
Other (2)	502	4,247	363	1,691	4	2,181	68,078	—	77,066
Total Consumer Lending	94,489	286,366	156,220	161,649	103,564	70,881	327,826	3,839	1,204,834

Total Loans and Leases	$761,482	$2,980,748	$1,527,891	$1,456,656	$1,044,535	$3,069,935	$1,989,340	$61,156	$12,891,743
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of December 31, 2021 was as follows:

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

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$1,101,958	$635,061	$286,993	$198,622	$251,906	$829,175	$—	$—	$3,303,715
680 - 739	140,997	81,590	45,163	27,315	32,855	125,906	—	—	453,826
620 - 679	15,781	11,943	5,268	10,149	9,069	37,404	—	—	89,614
550 - 619	1,735	873	698	533	2,033	7,475	—	—	13,347
Less than 550	—	—	—	345	2,603	2,838	—	—	5,786
No Score (3)	18,882	7,938	15,051	18,107	17,333	42,185	—	—	119,496
Other (2)	25,625	16,263	10,242	11,297	16,242	17,152	44	718	97,583
Total Residential Mortgage	1,304,978	753,668	363,415	266,368	332,041	1,062,135	44	718	4,083,367

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	671,566	1,873	673,439
680 - 739	—	—	—	—	—	—	141,889	3,968	145,857
620 - 679	—	—	—	—	—	—	37,815	2,500	40,315
550 - 619	—	—	—	—	—	—	9,090	948	10,038
Less than 550	—	—	—	—	—	—	2,574	68	2,642
No Score (3)	—	—	—	—	—	—	4,317	—	4,317
Total Home Equity Line	—	—	—	—	—	—	867,251	9,357	876,608
Total Residential Lending	1,304,978	753,668	363,415	266,368	332,041	1,062,135	867,295	10,075	4,959,975

Consumer Lending
FICO:
740 and greater	155,929	83,337	79,617	56,707	24,525	8,067	117,843	209	526,234
680 - 739	93,214	56,327	55,126	34,049	17,527	6,315	69,366	707	332,631
620 - 679	41,671	21,986	28,491	19,403	12,952	5,324	31,165	1,175	162,167
550 - 619	7,836	8,265	13,265	10,497	7,469	3,244	10,359	1,089	62,024
Less than 550	2,272	3,867	6,646	3,484	2,739	1,175	3,195	536	23,914
No Score (3)	481	19	56	40	65	2	35,414	320	36,397
Other (2)	4,737	365	1,712	17	2,182	31	77,528	—	86,572
Total Consumer Lending	306,140	174,166	184,913	124,197	67,459	24,158	344,870	4,036	1,229,939

Total Loans and Leases	$3,157,488	$1,588,735	$1,632,764	$1,164,714	$954,259	$2,359,432	$2,033,383	$71,224	$12,961,999
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of March 31, 2022 and December 31, 2021.

The amortized cost basis of revolving loans that were converted to term loans during the three months ended March 31, 2022 and 2021 was as follows:

Three Months Ended
(dollars in thousands)	March 31, 2022
Commercial and industrial	$203
Home equity line	1,015
Consumer	354
Total Revolving Loans Converted to Term Loans During the Period	$1,572

Three Months Ended
(dollars in thousands)	March 31, 2021
Commercial and industrial	$229
Home equity line	1,079
Consumer	493
Total Revolving Loans Converted to Term Loans During the Period	$1,801

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2022 and December 31, 2021, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,825	$2,351	$1,160	$6,336	$1,917,198	$1,923,534	$591
Commercial real estate	2,503	—	727	3,230	3,756,750	3,759,980	—
Construction	247	—	—	247	708,053	708,300	—
Lease financing	—	—	75	75	223,095	223,170	—
Residential mortgage	1,229	1,301	5,665	8,195	4,145,629	4,153,824	13
Home equity line	1,640	589	2,252	4,481	913,620	918,101	2,252
Consumer	14,144	2,589	1,588	18,321	1,186,513	1,204,834	1,588
Total	$22,588	$6,830	$11,467	$40,885	$12,850,858	$12,891,743	$4,444

	December 31, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,195	$1,195	$1,318	$3,708	$2,083,391	$2,087,099	$740
Commercial real estate	631	—	—	631	3,638,992	3,639,623	—
Construction	162	—	—	162	813,807	813,969	—
Lease financing	—	—	—	—	231,394	231,394	—
Residential mortgage	3,030	1,002	5,617	9,649	4,073,718	4,083,367	987
Home equity line	1,538	538	3,681	5,757	870,851	876,608	3,681
Consumer	16,534	3,366	1,800	21,700	1,208,239	1,229,939	1,800
Total	$23,090	$6,101	$12,416	$41,607	$12,920,392	$12,961,999	$7,208

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

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2022 and December 31, 2021 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$707
Commercial real estate	727	727
Lease financing	—	75
Residential mortgage	2,163	7,092
Total Nonaccrual Loans and Leases	$2,890	$8,601

	December 31, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$718
Commercial real estate	727	727
Residential mortgage	1,192	5,637
Total Nonaccrual Loans and Leases	$1,919	$7,082

For the three months ended March 31, 2022 and 2021, the Company recognized interest income of nil and $0.1 million, respectively, on nonaccrual loans and leases. Furthermore, for the three months ended March 31, 2022 and 2021, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.4 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2022 and December 31, 2021, the amortized cost basis of collateral-dependent loans were $8.4 million and $7.5 million, respectively. As of both March 31, 2022 and December 31, 2021, these loans were primarily collateralized by residential real estate property. As of both March 31, 2022 and December 31, 2021, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications

Commercial and industrial loans modified in a TDR may involve temporary interest-only payments, term and amortization extensions, and converting revolving credit lines to term loans. Modifications of commercial real estate and construction loans in a TDR may involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may also involve extending the interest-only payment period. Interest continues to accrue on the missed payments and as a result, the effective yield on the loan remains unchanged. Residential real estate loans modified in a TDR may be comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, including extended interest-only periods and re-amortization of the balance. Modifications of consumer loans in a TDR may involve temporary or permanent reduced payments, temporary interest-only payments and below-market interest rates.

Loans modified in a TDR may already be on nonaccrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. Loans modified in a TDR are evaluated for impairment. As a result, this may have a financial effect of increasing the specific ACL associated with the loan. An ACL for impaired commercial loans, including commercial real estate and construction loans, that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral-dependent, the estimated fair value of the collateral, less any selling costs. An ACL for impaired residential real estate loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs. Management exercises significant judgment in developing these estimates.

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2022 and 2021:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL	Contracts(1)	Investment(2)	ACL
Commercial and industrial	—	$—	$—	17	$2,945	$1,648
Construction	—	—	—	2	716	342
Residential mortgage	—	—	—	10	4,916	374
Consumer	144	1,759	202	1,690	15,763	11,832
Total	144	$1,759	$202	1,719	$24,340	$14,196

(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.7 billion as of both March 31, 2022 and December 31, 2021. Of the $6.7 billion at March 31, 2022, there were commitments of $0.1 million to lend additional funds related to borrowers who had loan terms modified in a TDR. Of the $6.7 billion at December 31, 2021, there were commitments of $0.2 million to lend additional funds related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended March 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	1	$216	2	$397
Construction	—	—	1	361
Residential mortgage	—	—	1	372
Consumer	142	1,991	93	1,068
Total	143	$2,207	97	$2,198
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosure Proceedings

As of both March 31, 2022 and December 31, 2021, there was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of March 31, 2022, there were no residential real estate properties held from foreclosed residential real estate loans. As of December 31, 2021, residential real estate property held from one foreclosed residential mortgage loan of $0.2 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.6 billion and $1.7 billion as of March 31, 2022 and December 31, 2021, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.0 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.7 million and $0.5 million for three months ended March 31, 2022 and 2021, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$1,296
One to two years	1,094
Two to three years	928
Three to four years	787
Four to five years	672

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Gross carrying amount	$69,187	$69,103
Less: accumulated amortization	61,537	60,801
Net carrying value	$7,650	$8,302

The following table presents changes in amortized MSRs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$8,302	$10,731
Originations	84	683
Amortization	(736)	(545)
Balance at end of period	$7,650	$10,869
Fair value of amortized MSRs at beginning of period	$12,243	$14,029
Fair value of amortized MSRs at end of period	$13,585	$14,921

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2022 and 2021.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022				December 31, 2021
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	10.93%	-	24.10%	11.19%	13.77%	-	25.19%	14.61%
Life in years (of the MSR)	2.18	-	6.09	4.70	1.99	-	5.31	5.03
Weighted-average coupon rate	3.56%	-	6.47%	3.69%	3.58%	-	6.56%	3.71%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.01%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Public deposits	$1,783,882	$1,913,369
Federal Home Loan Bank	2,269,584	2,380,042
Federal Reserve Bank	1,725,291	1,724,279
ACH transactions	112,800	115,038
Interest rate swaps	20,889	48,430
Total	$5,912,446	$6,181,158

As of March 31, 2022 and December 31, 2021, the borrowing capacity with the FHLB was $1.7 billion and $1.8 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had an undrawn line of credit of $1.3 billion and $1.1 billion, respectively, from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of March 31, 2022 and December 31, 2021.

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of March 31, 2022 and December 31, 2021. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2022 and December 31, 2021, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
U.S.:
Interest-bearing	$11,642,353	$11,553,298
Noninterest-bearing	8,855,088	8,498,187
Foreign:
Interest-bearing	862,468	868,985
Noninterest-bearing	910,521	895,676
Total deposits	$22,270,430	$21,816,146

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2022:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$228,660	$155,546	$384,206
Over three through six months	152,926	119,732	272,658
Over six through twelve months	360,870	409,218	770,088
One to two years	80,002	20,850	100,852
Two to three years	50,970	10,126	61,096
Three to four years	41,724	19,291	61,015
Four to five years	42,545	9,206	51,751
Thereafter	172	—	172
Total	$957,869	$743,969	$1,701,838

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $0.7 billion and $0.8 billion as of March 31, 2022 and December 31, 2021, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.7 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is defined as the revenues, expenses, gains and losses that are included in comprehensive loss but excluded from net income. The Company’s significant items of accumulated other comprehensive loss are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges.

Changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Three months ended March 31, 2022
Investment securities:
Unrealized net losses arising during the period	(538,085)	143,534	(394,551)
Net change in investment securities	(538,085)	143,534	(394,551)
Cash flow derivative hedges:
Unrealized net losses on cash flow derivative hedges arising during the period	(1,716)	458	(1,258)
Net change in cash flow derivative hedges	(1,716)	458	(1,258)
Other comprehensive loss	(539,801)	143,992	(395,809)
Accumulated other comprehensive loss at March 31, 2022	$(705,768)	$188,266	$(517,502)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Three months ended March 31, 2021
Investment securities:
Unrealized net losses arising during the period	(102,336)	27,297	(75,039)
Net change in investment securities	(102,336)	27,297	(75,039)
Other comprehensive loss	(102,336)	27,297	(75,039)
Accumulated other comprehensive loss at March 31, 2021	$(59,238)	$15,803	$(43,435)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions			Accumulated
	and		Cash Flow	Other
	Other	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Hedges	Loss
Three Months Ended March 31, 2022
Balance at beginning of year	$(24,390)	$(97,303)	$—	$(121,693)
Other comprehensive loss	—	(394,551)	(1,258)	(395,809)
Balance at end of period	$(24,390)	$(491,854)	$(1,258)	$(517,502)

Three Months Ended March 31, 2021
Balance at beginning of year	$(31,737)	$63,341	$—	$31,604
Other comprehensive loss	—	(75,039)	—	(75,039)
Balance at end of period	$(31,737)	$(11,698)	$—	$(43,435)

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

The table below sets forth those ratios at March 31, 2022 and December 31, 2021:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,806,115	12.27%	$1,795,292	12.19%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,806,115	12.27%	1,795,292	12.19%	6.00%	8.00%
Total capital to risk-weighted assets	1,985,353	13.48%	1,974,530	13.41%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,806,115	7.50%	1,795,292	7.46%	4.00%	5.00%

December 31, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,783,113	12.24%	$1,769,214	12.14%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,783,113	12.24%	1,769,214	12.14%	6.00%	8.00%
Total capital to risk-weighted assets	1,965,280	13.49%	1,951,377	13.40%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,783,113	7.24%	1,769,214	7.18%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2022, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2022, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$301	$(1,716)	$67,500	$—	$(1,211)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,908,144	16,107	(11,697)	2,827,582	50,898	—
Visa derivative	100,887	—	(5,794)	105,916	—	(5,530)
Interest rate caps and floors	—	—	—	148,800	27	(27)
Foreign exchange contracts	1,005	6	—	217	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of March 31, 2022, the amount of initial margin cash collateral received by the Company was $1.5 million. As of December 31, 2021, the amount of initial margin cash collateral received by the Company was $1.7 million. As of March 31, 2022 and December 31, 2021, the variation margin was $4.4 million and $50.9 million, respectively.

As of March 31, 2022, the Company pledged $29.9 million in financial instruments and received $9.1 million in cash as collateral for interest rate swaps. As of December 31, 2021, the Company pledged $30.3 million in financial instruments and $18.1 million in cash as collateral for interest rate swaps. As of March 31, 2022 and December 31, 2021, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At March 31, 2022 and December 31, 2021, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of March 31, 2022 and December 31, 2021, the interest rate swap had a positive fair value of $0.3 million and a negative fair value of $1.0 million, respectively. The swap was executed in the fourth quarter of 2021, will start in the fourth quarter of 2023, and will mature in 2041. The Company will receive a USD Federal Funds floating rate and will pay a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2022 and 2021:

	Gains (losses) recognized in	Three Months Ended
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2022	2021
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$1,512	$193
Recognized on hedged item	Loans and lease financing	(1,617)	(249)

As of March 31, 2022 and December 31, 2021, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$67,181	$68,707	$(319)	$1,207

Cash Flow Hedges

The Company utilized interest rate swaps to reduce asset sensitivity and enhance current yields associated with interest payments received on a pool of floating-rate loans. The Company entered into interest rate swaps paying floating rates and receiving fixed rates. The floating-rate index (Bloomberg Short-Term Bank Yield Index, or “BSBY”) corresponds to the floating-rate nature of the interest receipts being hedged (based on USD Prime). The swaps provide an initial benefit to interest income as the Company receives the higher fixed rate, which persists for as long as the floating rate remains below the swap’s fixed rate. By hedging with interest rate swaps, the Company minimizes the adverse impact on interest income associated with a low interest rate environment on floating-rate loans.

As of March 31, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $1.7 million. The swaps were executed in the first quarter of 2022, will start in the second quarter of 2022, and will mature in 2024. The Company will receive fixed rates ranging from 1.70% to 2.08% and will pay 1-month BSBY.

The interest rate swaps are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings. The Company recognized a $1.7 million loss in other comprehensive income (loss) during the three months ended March 31, 2022. There were no gains or losses reclassified from accumulated other comprehensive income (loss) into earnings during the three months ended March 31, 2022. The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $0.4 million as an increase to interest income from loans and lease financing. As of March 31, 2022, the maximum length of time over which forecasted transactions are hedged is approximately two years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Net gains (losses) recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2022	2021
Derivatives Not Designated As Hedging Instruments:
Visa derivative	Other noninterest income	(1,480)	26
Foreign exchange contracts	Other noninterest income	6	—

As of March 31, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.9 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $16.1 million and a negative fair value of $11.7 million. The Company received floating rates ranging from 0.23% to 3.23% and paid fixed rates ranging from 2.02% to 6.19%. The swaps mature between May 2022 and June 2040. As of December 31, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $50.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.00% to 3.55% and paid fixed rates ranging from 2.02% to 6.19%. These swaps resulted in net interest expense of nil during both the three months ended March 31, 2022 and 2021.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.0 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018, 2019 and 2021, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6181. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $5.8 million and $5.5 million was included in the unaudited interim consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 15. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million were recognized during both the three months ended March 31, 2022 and 2021.

Credit-Risk Related Contingent Features

Some of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $0.8 million and $26.9 million at March 31, 2022 and December 31, 2021, respectively, for which we posted $0.8 million and  $19.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2022 and December 31, 2021, we may have been required to settle the contracts in an amount equal to their fair value.

11. Commitments and Contingent Liabilities

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $93.5 million and $95.5 million at March 31, 2022 and December 31, 2021, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $10.7 million at March 31, 2022 and December 31, 2021. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2022 have maturities ranging from April 2022 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,546,389	$6,490,301
Standby letters of credit	182,423	182,447
Commercial letters of credit	7,149	3,307

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

Disaggregation of Revenue

In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has restated the selected financial information for the three months ended March 31, 2021 in order to conform with the current presentation. See “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements for further information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$94,048	$35,088	$4,736	$133,872

Service charges on deposit accounts	6,650	346	505	7,501
Credit and debit card fees	—	13,026	1,216	14,242
Other service charges and fees	6,563	781	369	7,713
Trust and investment services income	8,883	—	—	8,883
Other	128	2,584	258	2,970
Not in scope of Topic 606(1)	1,091	1,918	(2,938)	71
Total noninterest income	23,315	18,655	(590)	41,380
Total revenue	$117,363	$53,743	$4,146	$175,252
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

	Three Months Ended March 31, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$94,454	$38,266	$(3,562)	$129,158

Service charges on deposit accounts	6,086	223	409	6,718
Credit and debit card fees	—	12,525	1,428	13,953
Other service charges and fees	5,564	475	352	6,391
Trust and investment services income	8,492	—	—	8,492
Other	79	1,496	336	1,911
Not in scope of Topic 606(1)	3,354	1,322	1,727	6,403
Total noninterest income	23,575	16,041	4,252	43,868
Total revenue	$118,029	$54,307	$690	$173,026
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three months ended March 31, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. In prior years, the Company received signing bonuses from three vendors which are being amortized over the term of the respective contracts. As of March 31, 2022 and December 31, 2021, the Company had contract liabilities of $2.7 million and $3.0 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2022, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million due to the passage of time. For the three months ended March 31, 2021, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2022 and December 31, 2021, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2022 and December 31, 2021. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

13. Earnings per Share

For the three months ended March 31, 2022, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three months ended March 31, 2021, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 27,000 antidilutive securities. For the three months ended March 31, 2022 and 2021, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2022	2021
Numerator:
Net income	$57,719	$57,693

Denominator:
Basic: weighted-average shares outstanding	127,556,242	129,933,104
Add: weighted-average equity-based awards	564,884	656,774
Diluted: weighted-average shares outstanding	128,121,126	130,589,878

Basic earnings per share	$0.45	$0.44
Diluted earnings per share	$0.45	$0.44

14. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2022 and 2021:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2022	2021	2022	2021
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$—	$215	$264
Interest cost	Other noninterest expense	1,361	1,231	144	131
Expected return on plan assets	Other noninterest expense	(783)	(766)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,268	1,720	(101)	—
Total net periodic benefit cost		$1,846	$2,185	$258	$395

Leases

The Company recognized operating lease income related to lease payments of $1.5 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company recognized $1.6 million and $1.5 million of lease income related to variable lease payments for the three months ended March 31, 2022 and 2021, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2022 and December 31, 2021, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018, 2019 and 2021, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6181. The Visa derivative of $5.8 million and $5.5 million was included in the unaudited interim consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

	Fair Value Measurements as of March 31, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$199,544	$—	$199,544
Mortgage-backed securities:
Residential - Government agency(1)	—	122,965	—	122,965
Residential - Government-sponsored enterprises(1)	—	1,362,345	—	1,362,345
Commercial - Government agency	—	333,089	—	333,089
Commercial - Government-sponsored enterprises	—	1,249,834	—	1,249,834
Collateralized mortgage obligations:
Government agency	—	2,009,781	—	2,009,781
Government-sponsored enterprises	—	2,509,707	—	2,509,707
Collateralized loan obligations	—	220,884	—	220,884
Debt securities issued by states and political subdivisions	—	54,235	—	54,235
Total available-for-sale securities	—	8,062,384	—	8,062,384
Other assets(2)	6,617	16,414	—	23,031
Liabilities
Other liabilities(3)	—	(13,413)	(5,794)	(19,207)
Total	$6,617	$8,065,385	$(5,794)	$8,066,208
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$192,563	$—	$192,563
Mortgage-backed securities:
Residential - Government agency(1)	—	137,264	—	137,264
Residential - Government-sponsored enterprises(1)	—	1,491,100	—	1,491,100
Commercial - Government agency	—	387,663	—	387,663
Commercial - Government-sponsored enterprises	—	1,369,443	—	1,369,443
Collateralized mortgage obligations:
Government agency	—	2,079,523	—	2,079,523
Government-sponsored enterprises	—	2,621,044	—	2,621,044
Collateralized loan obligations	—	105,247	—	105,247
Debt securities issued by states and political subdivisions	—	44,185	—	44,185
Total available-for-sale securities	—	8,428,032	—	8,428,032
Other assets(2)	7,382	50,925	—	58,307
Liabilities
Other liabilities(3)	—	(1,238)	(5,530)	(6,768)
Total	$7,382	$8,477,719	$(5,530)	$8,479,571
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(5,794)	Discounted Cash Flow	Expected Conversation Rate - 1.6181(1)	1.5885-1.6181
			Expected Term - 1 year(2)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(5,530)	Discounted Cash Flow	Expected Conversation Rate - 1.6181(1)	1.5885-1.6181
			Expected Term - 1 year(2)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(2)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three months ended March 31, 2022 and 2021, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021 are summarized below:

	Visa Derivative
(dollars in thousands)	2022	2021
Three Months Ended March 31,
Balance as of January 1,	$(5,530)	$(4,554)
Total net (losses) gains included in other noninterest income	(1,480)	26
Settlements	1,216	1,146
Balance as of March 31,	$(5,794)	$(3,382)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of March 31,	$(1,480)	$26

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,626,160	$274,022	$1,352,138	$—	$1,626,160
Loans(1)	12,668,573	—	—	12,447,576	12,447,576

Financial liabilities:
Time deposits(2)	$1,701,838	$—	$1,681,170	$—	$1,681,170

	December 31, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,258,469	$246,716	$1,011,753	$—	$1,258,469
Loans held for sale	538	—	542	—	542
Loans(1)	12,730,605	—	—	12,791,811	12,791,811

Financial liabilities:
Time deposits(2)	$1,776,438	$—	$1,773,321	$—	$1,773,321
(1)	Excludes financing leases of $223.2 million at March 31, 2022 and $231.4 million at December 31, 2021.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $20.6 billion as of March 31, 2022 and $20.0 billion as of December 31, 2021.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both March 31, 2022 and December 31, 2021, the Company had $6.7 billion of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $42.6 million and $44.3 million at March 31, 2022 and December 31, 2021, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of March 31, 2022 and December 31, 2021. Additionally, there were no nonrecurring fair value adjustments for both the three months ended March 31, 2022 and 2021.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, established, among other COVID-19 relief programs, a loan program (Paycheck Protection Program, or the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses. In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align PPP loan balances within the business segment that directly manages them. Specifically, PPP loan balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select PPP loan balances affected net interest income, net interest income after provision for credit losses, noninterest expense, provision for income taxes and net income. The Company has reported its selected financial information using the current PPP loan balance alignments for the three months ended March 31, 2022. The Company has restated the selected financial information for the three months ended March 31, 2021 in order to conform with the current presentation.

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 51 banking locations throughout the State of Hawaii, Guam, and Saipan.

Commercial Banking

Commercial Banking offers products that include corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards. Commercial lending and deposit products are offered primarily to middle-market and large companies locally, nationally, and internationally.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2022
Net interest income	$94,048	$35,088	$4,736	$133,872
Benefit for credit losses	1,841	2,542	1,364	5,747
Net interest income after benefit for credit losses	95,889	37,630	6,100	139,619

Noninterest income	23,315	18,655	(590)	41,380
Noninterest expense	(70,220)	(26,505)	(7,317)	(104,042)
Income (loss) before (provision) benefit for income taxes	48,984	29,780	(1,807)	76,957

(Provision) benefit for income taxes	(12,150)	(7,253)	165	(19,238)
Net income (loss)	$36,834	$22,527	$(1,642)	$57,719

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2021
Net interest income (expense)	$94,454	$38,266	$(3,562)	$129,158
Benefit (Provision) for credit losses	1,470	2,030	(3,500)	—
Net interest income (expense) after provision for credit losses	95,924	40,296	(7,062)	129,158

Noninterest income	23,575	16,041	4,252	43,868
Noninterest expense	(62,889)	(22,478)	(10,939)	(96,306)
Income (loss) before (provision) benefit for income taxes	56,610	33,859	(13,749)	76,720

(Provision) benefit for income taxes	(14,126)	(8,344)	3,443	(19,027)
Net income (loss)	$42,484	$25,515	$(10,306)	$57,693

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular; a sustained period of high inflation; our dependence on the real estate markets in which we operate; risk arising from conditions in the commercial real estate market; concentration of exposures to certain asset classes and individual obligors; interest rate risk and fluctuations in interest rates; changes or the discontinuance of the London Interbank Offered Rate (“LIBOR”); the possibility of a decline in the value of the investment securities we own; the possibility of a deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, our ability to raise additional capital in the future; our ability to maintain, attract and retain customer relationships; our ability to attract and retain key personnel and other skilled employees; the effectiveness of our techniques for managing risk and our use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular; the effectiveness of the appraisals and other valuation techniques we use; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the possibility of employee misconduct or mistakes; changes in the actual or perceived soundness or condition of other financial institutions; consumer protection initiatives related to the foreclosure process; risks in connection with any sale of loans; the possibility that certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations; issues regarding the accuracy and completeness of information about customers and counterparties; risks associated with our accounting estimates and risk management processes and controls. changes in our accounting policies or in accounting standards; risks relating to the geographic concentration in our existing markets; risks relating to competition in a highly competitive industry and market area; the possibility that new lines of business, products, product enhancements or services may subject us to additional risks; a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them; technological change; future legislative or regulatory change; risks relating to our bank in times of stress; capital adequacy requirements; the possibility that we may not pay dividends on our common stock in the future; the possibility rulemaking changes implemented by the CFPB; the possibility of litigation and regulatory actions; the possibility of increases in FDIC insurance premiums; the risk of non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations; risks regarding regulations relating to privacy, information security and data protection, and differences in regulation; risks relating to our use of third-party vendors and our other ongoing third-party business relationships; environmental liability risks associated with our bank branches and any real estate collateral we acquire upon foreclosure; the possibility of litigation pertaining to our fiduciary responsibilities; the impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis; the effects of severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events; volatility in our stock price; the possibility of future sales and issuances of our common stock; the possibility of unexpected tax liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions to facilitate FHI’s initial public offering; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Developments Regarding Hawaii and the Global Economy

Overview

The COVID-19 pandemic has brought, and continues to bring, unprecedented challenges to businesses and economies around the world. Although Hawaii experienced its peak of positive cases in early January 2022 due to the Delta and Omicron variants, as of April 28, 2022, case counts have significantly dropped and all state-sanctioned COVID-19 restrictions in Hawaii, including travel requirements, were removed at the end of March 2022.

Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising inflationary concerns, market volatility, rising oil prices and other geopolitical risks arising from the Russia-Ukraine conflict and additional COVID-19 variants.

Hawaii Economy

Hawaii’s economy continues to show improvement. The statewide seasonally adjusted unemployment rate was 4.1% in March 2022 compared to 9.0% in March 2021 and 2.6% in March 2020, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally adjusted unemployment rate was 3.6% in March 2022 compared to 6.0% in March 2021 and 4.4% in March 2020. Hawaii’s demand for workers continues to increase and continues to be constrained by a labor shortage that, in many cases, is impeding business activity throughout the State.

Domestic visitor arrivals are steadily increasing and are now at pre-pandemic levels, with average daily domestic passenger counts during the first three months of 2022 at approximately 108% of the average daily passenger counts during the first three months of 2019. Prior to the pandemic, tourists from Japan represented a significant portion of international visitors to the state. We may begin to see a gradual increase in Japanese visitors as Japan increased its daily arrivals cap to 10,000 passengers and lifted its quarantine requirement for returning residents who are vaccinated and tested negative for COVID-19.

The volume of home sales on Oahu is generally increasing relative to the corresponding period of 2021. For the three months ended March 31, 2022, the volume of single-family home sales decreased slightly by 2.6%, while condominium sales increased by 16.8% compared to the same period in 2021, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $1,100,000 and $510,000, respectively, or an increase of 20.2% and 12.1%, respectively, for the three months ended March 31, 2022 as compared to the same period in 2021. As of March 31, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 1.0 and 1.5 months, respectively. Lastly, state general excise and use tax revenues increased by 28.1% for the three months ended March 31, 2022 as compared to the same period in 2021, according to the Hawaii Department of Business, Economic Development & Tourism.

Ongoing Impact of the COVID-19 Pandemic

In conjunction with Hawaii’s changing guidelines pursuant to COVID-19, our business updated its policies on March 26, 2022. Wearing a mask in our branches, offices and other facilities is no longer required for employees and customers and all branches have discontinued special hours for high-risk individuals and removed social distancing floor markers. We continue to emphasize the importance of good hygiene practices in the workplace and encourage employees to stay up to date with COVID-19 vaccination guidelines, especially as more employees return to working in our physical offices and spaces.

With favorable trends and continued improvement in the economic environment in our key markets, we expect that local consumption of goods and services will continue to improve. For our customers that previously entered into payment deferral and forbearance plans, many of them have resumed their normal payments, and we formally ended our consumer COVID-19 modification programs as of April 1, 2022. We also recorded a $5.7 million negative provision for credit losses in 2022. For the quarter ended March 31, 2022, net interest income, before the provision for credit losses, increased by $4.7 million to $133.9 million, compared to the same period in 2021.

Nevertheless, the uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but not limited to, inflation, labor shortages and supply chain disruption, could, despite improvements in the first quarter of 2022, again destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements could further impact the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers’ creditworthiness and our ability to make loans.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-Q have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. In recent periods, inflation was accelerated due to, among other factors, global supply chain disruptions caused by the pandemic. Higher gasoline and other commodity prices or supply chain disruptions resulting from Russia's invasion of Ukraine are also contributing to higher inflation levels, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers.

Our operating costs have increased as inflationary conditions put upward pressure on the Company’s expenses. As virtually all of our assets and liabilities are monetary in nature, interest rates (which do not necessarily move in the same direction or the same extent as the prices of goods and services) generally have a more significant impact on our performance than do general levels of inflation. Rising interest rates, which are expected to continue to rise, may contribute to increased net interest margins and benefit our net interest income as our assets are expected to reprice faster and to a greater degree than our liabilities.

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of March 31, 2022, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.27%, compared to the minimum requirement of 4.50%. We continue to maintain high levels of liquidity. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2022	2021
Income Statement Data:
Interest income	$136,621	$134,576
Interest expense	2,749	5,418
Net interest income	133,872	129,158
Provision for credit losses	(5,747)	—
Net interest income after provision for credit losses	139,619	129,158
Noninterest income	41,380	43,868
Noninterest expense	104,042	96,306
Income before provision for income taxes	76,957	76,720
Provision for income taxes	19,238	19,027
Net income	$57,719	$57,693
Basic earnings per share	$0.45	$0.44
Diluted earnings per share	$0.45	$0.44
Basic weighted-average outstanding shares	127,556,242	129,933,104
Diluted weighted-average outstanding shares	128,121,126	130,589,878
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	57.78%	59.09%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.42%	2.55%
Efficiency ratio	59.04%	55.53%
Return on average total assets	0.93%	1.02%
Return on average tangible assets (non-GAAP)(3)	0.97%	1.07%
Return on average total stockholders' equity	9.19%	8.58%
Return on average tangible stockholders' equity (non-GAAP)(3)	15.08%	13.51%
Noninterest expense to average assets	1.68%	1.70%
		(continued)

(continued)	March 31,	December 31,
(dollars in thousands, except per share data)	2022	2021
Balance Sheet Data:
Cash and cash equivalents	$1,626,160	$1,258,469
Investment securities	8,062,384	8,428,032
Loans and leases	12,891,743	12,961,999
Allowance for credit losses for loans and leases	150,280	157,262
Goodwill	995,492	995,492
Total assets	25,042,720	24,992,410
Total deposits	22,270,430	21,816,146
Total liabilities	22,757,571	22,335,498
Total stockholders' equity	2,285,149	2,656,912
Book value per share	$17.90	$20.84
Tangible book value per share (non-GAAP)(3)	$10.10	$13.03

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.07%	0.05%
Allowance for credit losses for loans and leases / total loans and leases	1.17%	1.21%
Net charge-offs / average total loans and leases(2)	0.08%	0.10%

	March 31,	December 31,
Capital Ratios:	2022	2021
Common Equity Tier 1 Capital Ratio	12.27%	12.24%
Tier 1 Capital Ratio	12.27%	12.24%
Total Capital Ratio	13.48%	13.49%
Tier 1 Leverage Ratio	7.50%	7.24%
Total stockholders' equity to total assets	9.13%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)(3)	5.36%	6.92%
(1)	Except for the efficiency ratio, amounts are annualized for the three months ended March 31, 2022 and 2021.

(2)	Net charge-offs / average total loans and leases is annualized for the three months ended March 31, 2022.

(3)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2022	2021
Income Statement Data:
Noninterest expense	$104,042	$96,306

Net income	$57,719	$57,693

Average total stockholders' equity	$2,547,865	$2,727,701
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,552,373	$1,732,209

Average total assets	$25,080,453	$22,944,699
Less: average goodwill	995,492	995,492
Average tangible assets	$24,084,961	$21,949,207

Return on average total stockholders' equity(a)	9.19%	8.58%
Return on average tangible stockholders' equity (non-GAAP)(a)	15.08%	13.51%

Return on average total assets(a)	0.93%	1.02%
Return on average tangible assets (non-GAAP)(a)	0.97%	1.07%

Noninterest expense to average assets(a)	1.68%	1.70%

	As of	As of
	March 31,	December 31,
(dollars in thousands, except share amount and per share data)	2022	2021
Balance Sheet Data:
Total stockholders' equity	$2,285,149	$2,656,912
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,289,657	$1,661,420

Total assets	$25,042,720	$24,992,410
Less: goodwill	995,492	995,492
Tangible assets	$24,047,228	$23,996,918

Shares outstanding	127,686,307	127,502,472

Total stockholders' equity to total assets	9.13%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.36%	6.92%

Book value per share	$17.90	$20.84
Tangible book value per share (non-GAAP)	$10.10	$13.03
(a)	Annualized for the three months ended March 31, 2022 and 2021.

Financial Highlights

Net income was $57.7 million for the three months ended March 31, 2022, approximately flat as compared to the same period in 2021. Basic and diluted earnings per share were both $0.45 per share for the three months ended March 31, 2022, an increase of $0.01 per share or 2% as compared to the same period in 2021. Net income was impacted by negative provision for credit losses (the “Provision”) of $5.7 million for the three months ended March 31, 2022, compared to a Provision of nil for the three months ended March 31, 2021. The slight change in net income was also due to a $4.7 million increase in net interest income, partially offset by a $7.7 million increase in noninterest expense, a $2.5 million decrease in noninterest income and a $0.2 million increase in the provision for income taxes.

Our return on average total assets was 0.93% for the three months ended March 31, 2022, a decrease of nine basis points from the same period in 2021, and our return on average total stockholders’ equity was 9.19% for the three months ended March 31, 2022, an increase of 61 basis points from the same period in 2021. Our return on average tangible assets was 0.97% for the three months ended March 31, 2022, a decrease of 10 basis points from the same period in 2021, and our return on average tangible stockholders’ equity was 15.08% for the three months ended March 31, 2022, an increase of 157 basis points from the same period in 2021. Our efficiency ratio was 59.04% for the three months ended March 31, 2022 compared to 55.53% for the same period in 2021.

Our results for the three months ended March 31, 2022 were highlighted by the following:

●	Net interest income was $133.9 million for the three months ended March 31, 2022, an increase of $4.7 million or 4% as compared to the same period in 2021. Our net interest margin was 2.42% for the three months ended March 31, 2022, a decrease of 13 basis points as compared to the same period in 2021. The increase in net interest income was primarily due to higher average balances in our investment securities portfolio, lower borrowing costs and lower deposit funding costs, partially offset by lower average balances and yields in a few loan categories during the three months ended March 31, 2022.

●	There was a negative Provision of $5.7 million for the three months ended March 31, 2022, compared to a Provision of nil for the same period in 2021. The negative Provision in 2022 was primarily due to the release of the COVID-19 overlay in the residential portfolio, continued improvement in credit quality and moderate improvement in the economic outlook during the first quarter of 2022. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $41.4 million for the three months ended March 31, 2022, a decrease of $2.5 million or 6% as compared to the same period in 2021. The decrease was primarily due to a $2.8 million decrease in Bank-owned life insurance (“BOLI”) income and a $2.0 million decrease in other noninterest income. This was partially offset by a $0.8 million increase in other service charges and fees, a $0.8 million increase in service charges on deposit accounts, a $0.4 million increase in trust and investment services income and a $0.3 million increase in credit and debit card fees.

●	Noninterest expense was $104.0 million for the three months ended March 31, 2022, an increase of $7.7 million or 8% compared to the same period in 2021. The increase in noninterest expense was primarily due to a $4.3 million increase in salaries and employee benefits, a $2.0 million increase in card rewards program expense, a $0.5 million increase in equipment expense, a $0.4 million increase in advertising and marketing expense and a $0.2 million increase in occupancy expense.

Hawaii’s economy continues to show improvement as COVID-19 becomes less disruptive. COVID-19 case counts have decreased significantly from the peak of positive cases and state-sanctioned COVID-19 restrictions in Hawaii, including travel restrictions, have been lifted. Visitor arrivals to Hawaii are steadily increasing with domestic visitor arrivals at pre-pandemic levels. Visitor arrivals from Japan, traditionally Hawaii’s largest international market, have been slow to recover, but are expected to strengthen as travel restrictions in Japan begin to ease.

We continued to maintain high levels of liquidity and remained well-capitalized as of March 31, 2022. CET1 was 12.27% as of March 31, 2022, an increase of three basis points from December 31, 2021. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2022, including the $5.7 million negative Provision, partially offset by the dividends declared and paid to the Company’s stockholders.

●	Total loans and leases were $12.9 billion as of March 31, 2022, a decrease of $70.3 million or 1% from December 31, 2021. The decrease in total loans and leases was primarily due to a decrease in PPP loans, which are included in commercial and industrial loans, and decreases in construction loans and consumer loans, partially offset by increases in commercial real estate loans and residential mortgage loans.

●	The ACL was $150.3 million as of March 31, 2022, a decrease of $7.0 million or 4% from December 31, 2021. This decrease was primarily due to the release of the COVID-19 overlay in the residential portfolio, continued improvement in credit quality and moderate improvement in the economic outlook during the first quarter of 2022. The ratio of our ACL to total loans and leases outstanding was 1.17% as of March 31, 2022, a decrease of four basis points compared to December 31, 2021.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. The total fair value of our investment securities portfolio was $8.1 billion as of March 31, 2022, a decrease of $365.6 million or 4% from December 31, 2021. The decrease was primarily due to a lower valuation resulting from higher market interest rates as of March 31, 2022, relative to December 31, 2021, partially offset by purchases as we invested excess liquidity into securities.

●	Total deposits were $22.3 billion as of March 31, 2022, an increase of $454.3 million or 2% from December 31, 2021. The increase in total deposits was primarily due to a $371.7 million increase in demand deposit balances and a $200.0 million increase in savings deposit balances, partially offset by a $74.6 million decrease in time deposit balances and a $42.8 million decrease in money market deposit balances.

●	Total stockholders’ equity was $2.3 billion as of March 31, 2022, a decrease of $371.8 million or 14% from December 31, 2021. The decrease in stockholders’ equity was primarily due to a net unrealized loss in the fair value of our investment securities, net of tax, of $394.6 million and dividends declared and paid to the Company’s stockholders of $33.2 million, partially offset by earnings for the period of $57.7 million.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2022 and 2021, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,138.3	$0.6	0.20%	$938.7	$0.2	0.10%
Available-for-Sale Investment Securities
Taxable	7,800.3	29.2	1.50	5,949.9	22.1	1.49
Non-Taxable	636.7	3.6	2.32	278.0	1.3	1.80
Total Available-for-Sale Investment Securities	8,437.0	32.8	1.56	6,227.9	23.4	1.50
Loans Held for Sale	1.2	—	2.02	9.2	0.1	2.46
Loans and Leases (1)
Commercial and industrial	1,973.1	14.6	3.01	3,026.7	20.4	2.74
Commercial real estate	3,632.2	25.8	2.88	3,385.2	24.9	2.98
Construction	766.9	5.7	3.03	746.8	5.8	3.16
Residential:
Residential mortgage	4,111.0	34.8	3.38	3,696.1	34.7	3.76
Home equity line	891.6	5.5	2.48	822.0	5.7	2.80
Consumer	1,218.6	15.6	5.19	1,323.7	17.7	5.43
Lease financing	226.2	1.9	3.42	241.8	1.8	3.02
Total Loans and Leases	12,819.6	103.9	3.27	13,242.3	111.0	3.39
Other Earning Assets	67.1	0.2	1.31	58.0	0.3	1.79
Total Earning Assets (2)	22,463.2	137.5	2.47	20,476.1	135.0	2.66
Cash and Due from Banks	292.1			294.0
Other Assets	2,325.2			2,174.6
Total Assets	$25,080.5			$22,944.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,668.4	$0.5	0.03%	$5,975.1	$0.6	0.04%
Money Market	4,048.9	0.5	0.05	3,530.0	0.4	0.05
Time	1,748.5	1.7	0.39	2,288.5	3.0	0.53
Total Interest-Bearing Deposits	12,465.8	2.7	0.09	11,793.6	4.0	0.14
Long-Term Borrowings	—	—	—	200.0	1.4	2.76
Total Interest-Bearing Liabilities	12,465.8	2.7	0.09	11,993.6	5.4	0.18
Net Interest Income		$134.8			$129.6
Interest Rate Spread			2.38%			2.48%
Net Interest Margin			2.42%			2.55%
Noninterest-Bearing Demand Deposits	9,495.0			7,709.5
Other Liabilities	571.8			513.9
Stockholders' Equity	2,547.9			2,727.7
Total Liabilities and Stockholders' Equity	$25,080.5			$22,944.7
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.0 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended March 31, 2022
	Compared to March 31, 2021
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$0.1	$0.3	$0.4
Available-for-Sale Investment Securities
Taxable	6.9	0.2	7.1
Non-Taxable	1.9	0.4	2.3
Total Available-for-Sale Investment Securities	8.8	0.6	9.4
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	(7.7)	1.9	(5.8)
Commercial real estate	1.8	(0.9)	0.9
Construction	0.1	(0.2)	(0.1)
Residential:
Residential mortgage	3.8	(3.7)	0.1
Home equity line	0.5	(0.7)	(0.2)
Consumer	(1.4)	(0.7)	(2.1)
Lease financing	(0.1)	0.2	0.1
Total Loans and Leases	(3.0)	(4.1)	(7.1)
Other Earning Assets	—	(0.1)	(0.1)
Total Change in Interest Income	5.8	(3.3)	2.5

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	(0.1)	(0.1)
Money Market	0.1	—	0.1
Time	(0.6)	(0.7)	(1.3)
Total Interest-Bearing Deposits	(0.5)	(0.8)	(1.3)
Long-term Borrowings	(0.7)	(0.7)	(1.4)
Total Change in Interest Expense	(1.2)	(1.5)	(2.7)
Change in Net Interest Income	$7.0	$(1.8)	$5.2
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $134.8 million for the three months ended March 31, 2022, an increase of $5.2 million or 4% compared to the same period in 2021. Our net interest margin was 2.42% for the three months ended March 31, 2022, a decrease of 13 basis points from the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances in our investment securities portfolio, lower borrowing costs and lower deposit funding costs, partially offset by lower average balances and yields in a few loan categories during the three months ended March 31, 2022. PPP loan fees are also accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the three months ended March 31, 2022 and 2021 included $3.2 million and $5.9 million, respectively, of fees from PPP loans. As of March 31, 2022, there were approximately $2.2 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the three months ended March 31, 2022, the average balance of our investment securities portfolio was $8.4 billion, an increase of $2.2 billion or 35% compared to the same period in 2021, as we invested our excess liquidity into securities. For the three months ended March 31, 2022, the average balance of our loans and leases was $12.8 billion, a decrease of $422.7 million or 3% compared to the same period in 2021. Yields on our loans and leases were 3.27% for the three months ended March 31, 2022, a decrease of 12 basis points as compared to the same period in 2021, primarily from yield decreases in our residential mortgage and commercial real estate loans. Commercial real estate loans are primarily comprised of adjustable rate loans based on LIBOR. Since late 2021, we have been in the process of transitioning away from LIBOR-based rates. The residential mortgage yield decreased primarily due to the increase in lower fixed rate loans in our portfolio, which are originating at rates lower than the rates of loans being paid down and/or matured. This decrease in our yields was partially offset by an increase in our yields from commercial and industrial loans. Increases in the yield on commercial and industrial loans stemmed from PPP loan fees as these fees were accelerated into income upon the forgiveness of the loans and lower average PPP loan balances. For the three months ended March 31, 2022, the average balance of our total borrowings was nil, a decrease of $200.0 million from the same period in 2021. Deposit funding costs were $2.7 million for the three months ended March 31, 2022, a decrease of $1.3 million or 33% compared to the same period in 2021 primarily due to a decrease in average balances and interest rates. Rates paid on our interest-bearing deposits were nine basis points for the three months ended March 31, 2022, a decrease of five basis points compared to the same period in 2021.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate at the start of 2021 was 3.25%. The prime rate increased 25 basis points in March 2022 to 3.50%, where it remained as at the end of the first quarter of 2022. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At March 31, 2022, the one-month and three-month U.S. dollar LIBOR interest rates were 0.45% and 0.96%, respectively, while at March 31, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.11% and 0.19%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2021 at 0.00% to 0.25%. The target range for the federal funds rate increased 25 basis points in March 2022 to 0.25% to 0.50%, where it remained as at the end of the first quarter of 2022. In March 2022, the Federal Reserve indicated that it expects to increase the targeted federal funds rate through 2022 if inflation pressures remain elevated.

Provision for Credit Losses

There was a negative Provision of $5.7 million for the three months ended March 31, 2022, compared to a Provision of nil for the same period in 2021. This decrease was primarily due to the release of the COVID-19 overlay in the residential portfolio, continued improvement in credit quality and moderate improvement in the economic outlook during the first quarter of 2022. We recorded net charge-offs of loans and leases of $2.6 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. This represented charge-offs of 0.08% and 0.14% of average loans and leases, on an annualized basis, for the three months ended March 31, 2022 and 2021, respectively. The ACL was $150.3 million as of March 31, 2022, a decrease of $7.0 million or 4% from December 31, 2021 and represented 1.17% of total outstanding loans and leases as of March 31, 2022 compared to 1.21% of total outstanding loans and leases as of December 31, 2021. The reserve for unfunded commitments was $29.0 million as of March 31, 2022, compared to $30.3 million as of December 31, 2021. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the three months ended March 31, 2022 and 2021:

Noninterest Income				Table 5
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2022	2021	Change	Change
Service charges on deposit accounts	$7,501	$6,718	$783	12%
Credit and debit card fees	14,850	14,551	299	2
Other service charges and fees	9,654	8,846	808	9
Trust and investment services income	8,883	8,492	391	5
Bank-owned life insurance	(417)	2,389	(2,806)	n/m
Other	909	2,872	(1,963)	(68)
Total noninterest income	$41,380	$43,868	$(2,488)	(6)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the three months ended March 31, 2022 to the same period in 2021.

Total noninterest income was $41.4 million for the three months ended March 31, 2022, a decrease of $2.5 million or 6% as compared to the same period in 2021.

Service charges on deposit accounts were $7.5 million for the three months ended March 31, 2022, an increase of $0.8 million or 12% as compared to the same period in 2021. This increase was primarily due to a $0.5 million increase in overdraft and checking account fees and a $0.2 million increase in account analysis service charges.

Credit and debit card fees were $14.9 million for the three months ended March 31, 2022, an increase of $0.3 million or 2% as compared to the same period in 2021.

Other service charges and fees were $9.7 million for the three months ended March 31, 2022, an increase of $0.8 million or 9% as compared to the same period in 2021. This increase was primarily due to a $0.9 million increase in fees from annuities and securities.

Trust and investment services income was $8.9 million for the three months ended March 31, 2022, an increase of $0.4 million or 5% as compared to the same period in 2021.

BOLI income was a negative $0.4 million for the three months ended March 31, 2022, a decrease of $2.8 million as compared to the same period in 2021. This decrease stems from the volatility of the market, which has led to mark-to-market losses in BOLI earnings.

Other noninterest income was $0.9 million for the three months ended March 31, 2022, a decrease of $2.0 million or 68% as compared to the same period in 2021. This decrease was primarily due to a $1.5 million increase in net losses recognized on income related to derivative contracts, a $0.9 million decrease in gains on the sale of residential loans to government-sponsored enterprises and a $0.8 million decrease in net mortgage servicing rights income. This was partially offset by a $0.5 million increase in customer-related interest rate swap fees, a $0.3 million increase in debit card merchant discount fees and a $0.3 million increase in market value adjustments on mutual funds purchased.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the three months ended March 31, 2022 and 2021:

Noninterest Expense				Table 6
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$48,226	$43,936	$4,290	10%
Contracted services and professional fees	17,147	17,188	(41)	—
Occupancy	7,410	7,170	240	3
Equipment	5,977	5,491	486	9
Regulatory assessment and fees	2,224	2,034	190	9
Advertising and marketing	2,028	1,591	437	27
Card rewards program	6,883	4,835	2,048	42
Other	14,147	14,061	86	1
Total noninterest expense	$104,042	$96,306	$7,736	8%

Total noninterest expense was $104.0 million for the three months ended March 31, 2022, an increase of $7.7 million or 8% as compared to the same period in 2021.

Salaries and employee benefits expense was $48.2 million for the three months ended March 31, 2022, an increase of $4.3 million or 10% as compared to the same period in 2021. This increase was primarily due to a $2.5 million decrease in payroll and benefit costs being deferred as loan origination costs, a $2.0 million increase in incentive compensation and a $1.3 million increase in base salaries and related payroll taxes. This was partially offset by a $1.6 million decrease in other compensation, primarily related to an adjustment made to the deferred compensation plan as a result of market conditions and a decrease in commissions.

Contracted services and professional fees were $17.1 million for the three months ended March 31, 2022, a minimal change as compared to the same period in 2021.

Occupancy expense was $7.4 million for the three months ended March 31, 2022, an increase of $0.2 million or 3% as compared to the same period in 2021.

Equipment expense was $6.0 million for the three months ended March 31, 2022, an increase of $0.5 million or 9% as compared to the same period in 2021. This increase was primarily due to a $0.7 million increase in technology-related licensing and maintenance fees.

Regulatory assessment and fees were $2.2 million for the three months ended March 31, 2022, an increase of $0.2 million or 9% as compared to the same period in 2021.

Advertising and marketing expense was $2.0 million for the three months ended March 31, 2022, an increase of $0.4 million or 27% as compared to the same period in 2021.

Card rewards program expense was $6.9 million for the three months ended March 31, 2022, an increase of $2.0 million or 42% as compared to the same period in 2021. This increase was primarily due to a $1.6 million increase in priority rewards card redemptions and a $0.3 million increase in credit card cash reward redemptions.

Other noninterest expense was $14.1 million for the three months ended March 31, 2022, an increase of $0.1 million or 1% as compared to the same period in 2021.

Provision for Income Taxes

The provision for income taxes was $19.2 million (an effective tax rate of 25.00%) for the three months ended March 31, 2022, compared with a provision for income taxes of $19.0 million (an effective tax rate of 24.80%) for the same period in 2021. The increase in the effective tax rate is partially due to nondeductible BOLI losses recognized during the three months ended March 31, 2022.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 7 summarizes net income from our business segments for the three months ended March 31, 2022 and 2021. Additional information about operating segment performance is presented in “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

The CARES Act, enacted on March 27, 2020, established, among other COVID-19 relief programs, a loan program (the “PPP”) for fully guaranteed loans (which may then be forgiven) to small businesses. In the second quarter of 2021, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align PPP loan balances within the business segment that directly manages them. Specifically, PPP loan balances previously included as part of the Retail Banking segment have been reclassified to the Commercial Banking segment. The reallocation of select PPP loan balances affected net interest income, net interest income after provision for credit losses, noninterest expense, provision for income taxes and net income. The Company has reported its selected financial information using the current PPP loan balance alignments for the three months ended March 31, 2022. The Company has restated the selected financial information for the three ended March 31, 2021 in order to conform with the current presentation.

Business Segment Net Income		Table 7
	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Retail Banking	$36,834	$42,484
Commercial Banking	22,527	25,515
Treasury and Other	(1,642)	(10,306)
Total	$57,719	$57,693

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

Net income for the Retail Banking segment was $36.8 million for the three months ended March 31, 2022, a decrease of $5.7 million or 13% as compared to the same period in 2021. The decrease in net income for the Retail Banking segment was primarily due to a $7.3 million increase in noninterest expense, partially offset by a $2.0 million decrease in the provision for income taxes. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and an increase in salaries and benefits expense. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $22.5 million for the three months ended March 31, 2022, a decrease of $3.0 million or 12% as compared to the same period in 2021. The decrease in net income for the Commercial Banking segment was primarily due to a $4.0 million increase in noninterest expense and a $3.2 million decrease in net interest income, partially offset by a $2.6 million increase in noninterest income and a $1.1 million decrease in the provision for income taxes. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in card rewards program expense, partially offset by decreases in salaries and benefits expense and contracted services and professional fees. The decrease in net interest income was primarily due to a decrease in interest income and loan fees from PPP loans. The increase in noninterest income was primarily due to increases in vendor bonuses received, debit card merchant discount fees, credit and debit card fees, customer-related interest rate swap fees and other services charges and fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

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

Net loss for the Treasury and Other segment was $1.6 million for the three months ended March 31, 2022, a decrease in loss of $8.7 million or 84% as compared to the same period in 2021. The decrease in net loss for the Treasury and Other segment was primarily due to an $8.3 million increase in net interest income, a $4.9 million decrease in the Provision and a $3.6 million decrease in noninterest expense, partially offset by a $4.8 million decrease in noninterest income and a $3.3 million decrease in the benefit for income taxes. The increase in net interest income was primarily due to higher average balances in our investment securities portfolio. The decrease in the Provision was primarily due to the decrease in the reserve for unfunded commitments. The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment and a decrease in software amortization. This was partially offset by increases in salaries and benefits expense and contracted services and professional fees, the loss on our funding swap as a result of a 2021 decrease in the conversion rate of our Visa Class B restricted shares sold in 2016, in addition to increases in equipment expense, advertising and marketing expense and regulatory assessment and fees. The decrease in noninterest income was primarily due to a decrease in BOLI income, an increase in net losses on income related to derivative contracts and write-off of a fixed asset. The decrease in the benefit for income taxes was primarily due to the decrease in pretax loss.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of March 31, 2022 and December 31, 2021, cash and cash equivalents were $1.6 billion and $1.3 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio. The carrying value of our available-for-sale investment securities were $8.1 billion and $8.4 billion as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. As of March 31, 2022, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 5.8 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of March 31, 2022, we have borrowing capacity of $1.7 billion from the FHLB and $1.3 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $21.5 billion and $21.0 billion as of March 31, 2022 and December 31, 2021, which represented 97% and 96%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Our material cash requirements from our current and long-term contractual obligations have not changed materially since previously reported as of December 31, 2021. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next twelve months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments have not materially changed since previously reported as of December 31, 2021.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of March 31, 2022 and December 31, 2021, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.6 billion and $1.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2022, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2022, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2022.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2022, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2022, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the consolidated financial statements.

See “Note 11. Commitments and Contingent Liabilities” contained in our unaudited interim consolidated financial statements for more information on our financial instruments with off-balance sheet risk.

Investment Securities

Table 8 presents the estimated fair value of our available-for-sale investment securities portfolio as of March 31, 2022 and December 31, 2021:

Investment Securities		Table 8
	March 31,	December 31,
(dollars in thousands)	2022	2021
U.S. Treasury and government agency debt securities	$199,544	$192,563
Mortgage-backed securities:
Residential - Government agency	122,965	137,264
Residential - Government-sponsored enterprises	1,362,345	1,491,100
Commercial - Government agency	333,089	387,663
Commercial - Government-sponsored enterprises	1,249,834	1,369,443
Collateralized mortgage obligations:
Government agency	2,009,781	2,079,523
Government-sponsored enterprises	2,509,707	2,621,044
Collateralized loan obligations	220,884	105,247
Debt securities issued by states and political subdivisions	54,235	44,185
Total available-for-sale securities	$8,062,384	$8,428,032

Table 9 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available-for-sale investment securities portfolio as of March 31, 2022:

Maturities and Weighted-Average Yield on Securities(1)											Table 9
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2022
Available-for-sale securities
U.S. Treasury and government agency debt securities	$30.2	0.81%	$39.8	1.33%	$80.5	1.03%	$63.1	1.57%	$213.6	1.21%	$199.5
Mortgage-backed securities(2):
Residential - Government agency	—	—	34.7	2.37	93.4	2.12	—	—	128.1	2.19	123.0
Residential - Government-sponsored enterprises	—	—	1,296.8	1.41	153.3	1.51	—	—	1,450.1	1.42	1,362.4
Commercial - Government agency	10.1	3.37	282.8	1.88	66.0	1.83	—	—	358.9	1.92	333.1
Commercial - Government-sponsored enterprises	—	—	140.2	1.42	546.6	1.60	740.0	2.19	1,426.8	1.88	1,249.8
Collateralized mortgage obligations(2):
Government agency	6.8	1.70	1,128.6	1.64	948.3	1.44	69.5	1.29	2,153.2	1.54	2,009.8
Government-sponsored enterprises	7.8	2.14	999.1	1.31	1,713.0	1.41	—	—	2,719.9	1.38	2,509.7
Collateralized loan obligations	—	—	—	—	97.7	1.95	123.9	1.64	221.6	1.78	220.9
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	61.0	2.27	61.0	2.27	54.2
Total available-for-sale securities as of March 31, 2022	$54.9	1.58%	$3,922.0	1.49%	$3,698.8	1.48%	$1,057.5	2.02%	$8,733.2	1.55%	$8,062.4
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The fair value of our available-for-sale investment securities portfolio was $8.1 billion as of March 31, 2022, a decrease of $365.6 million or 4% compared to December 31, 2021. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision.

As of March 31, 2022, we maintained all of our investment securities in the available-for-sale category recorded at fair value in the unaudited interim consolidated balance sheets, with $4.5 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our available-for-sale portfolio also included $3.1 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities, $220.9 million in collateralized loan obligations, $199.5 million in debt securities issued by the U.S. Treasury and government agencies (US International Development Finance Corporation bonds) and $54.2 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.6 million and $24.6 million as of March 31, 2022 and December 31, 2021, respectively. Gross unrealized losses in our investment securities portfolio were $671.4 million and $157.3 million as of March 31, 2022 and December 31, 2021, respectively. The decrease in unrealized gains and increase in unrealized loss in our investment securities portfolio was primarily due to higher market interest rates as of March 31, 2022, relative to December 31, 2021, resulting in a lower valuation.

We conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in other comprehensive income. For the three months ended March 31, 2022, we did not record any credit losses related to our investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2022 and December 31, 2021, we held $10.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 10 presents the composition of our loan and lease portfolio by major categories as of March 31, 2022 and December 31, 2021:

Loans and Leases		Table 10
	March 31,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$1,817,346	$1,870,657
Paycheck Protection Program loans	106,188	216,442
Total commercial and industrial	1,923,534	2,087,099
Commercial real estate	3,759,980	3,639,623
Construction	708,300	813,969
Residential:
Residential mortgage	4,153,824	4,083,367
Home equity line	918,101	876,608
Total residential	5,071,925	4,959,975
Consumer	1,204,834	1,229,939
Lease financing	223,170	231,394
Total loans and leases	$12,891,743	$12,961,999

Total loans and leases were $12.9 billion as of March 31, 2022, a decrease of $70.3 million or 1% from December 31, 2021. The decrease in total loans and leases was primarily due to a decrease in PPP loans, which are included in commercial and industrial loans, and decreases in construction loans and consumer loans, partially offset by increases in commercial real estate loans and residential mortgage loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $1.9 billion as of March 31, 2022, a decrease of $163.6 million or 8% from December 31, 2021. This decrease was primarily due to a decrease in PPP loans of $110.3 million during the three months ended March 31, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $3.8 billion as of March 31, 2022, an increase of $120.4 million or 3% from December 31, 2021.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $708.3 million as of March 31, 2022, a decrease of $105.7 million or 13% from December 31, 2021. The decrease in construction loans was primarily due to payoffs of several large projects during the three months ended March 31, 2022.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months, after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.1 billion as of March 31, 2022, an increase of $112.0 million or 2% from December 31, 2021.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of March 31, 2022, a decrease of $25.1 million or 2% from December 31, 2021.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $223.2 million as of March 31, 2022, a decrease of $8.2 million or 4% from December 31, 2021. The reduction was reflective of weak demand for new business equipment and vehicles in the Hawaii market coupled with supply chain disruption causing significant delays in deliveries of new orders.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan. Table 11 presents the recorded investment in our loan and lease portfolio as of March 31, 2022 by rate type:

Loans and Leases by Rate Type										Table 11
	March 31, 2022
	Adjustable Rate							Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	SOFR	BSBY	Other	Total	Rate	Rate	Total
Commercial and industrial	$219,324	$932,961	$—	$126,399	$39,808	$70,823	$1,389,315	$37,922	$496,297	$1,923,534
Commercial real estate	438,526	1,721,225	—	241,881	9,939	866,210	3,277,781	106,634	375,565	3,759,980
Construction	119,436	449,294	21	—	—	27,044	595,795	5,683	106,822	708,300
Residential:
Residential mortgage	28,367	159,683	65,613	18,050	—	78,899	350,612	250,631	3,552,581	4,153,824
Home equity line	333,430	—	3,703	—	—	—	337,133	580,968	—	918,101
Total residential	361,797	159,683	69,316	18,050	—	78,899	687,745	831,599	3,552,581	5,071,925
Consumer	286,498	—	995	—	2,926	3,010	293,429	35	911,370	1,204,834
Lease financing	—	—	—	—	—	—	—	—	223,170	223,170
Total loans and leases	$1,425,581	$3,263,163	$70,332	$386,330	$52,673	$1,045,986	$6,244,065	$981,873	$5,665,805	$12,891,743

% by rate type at March 31, 2022	11%	25%	1%	2%	1%	8%	48%	8%	44%	100%

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2022 and December 31, 2021:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$930,199	$873,053	$90,894	$29,388	$1,923,534
Commercial real estate	2,264,146	1,098,262	397,379	193	3,759,980
Construction	287,022	414,770	6,508	—	708,300
Residential:
Residential mortgage	4,014,903	846	138,075	—	4,153,824
Home equity line	885,967	—	32,134	—	918,101
Total residential	4,900,870	846	170,209	—	5,071,925
Consumer	906,013	16,915	280,223	1,683	1,204,834
Lease financing	64,628	144,770	13,772	—	223,170
Total Loans and Leases	$9,352,878	$2,548,616	$958,985	$31,264	$12,891,743
Percentage of Total Loans and Leases	72%	20%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,070,206	$871,699	$112,739	$32,455	$2,087,099
Commercial real estate	2,226,487	1,023,018	389,922	196	3,639,623
Construction	340,290	467,331	6,348	—	813,969
Residential:
Residential mortgage	3,949,550	1,054	132,763	—	4,083,367
Home equity line	845,517	—	31,091	—	876,608
Total residential	4,795,067	1,054	163,854	—	4,959,975
Consumer	920,154	17,278	290,839	1,668	1,229,939
Lease financing	68,246	148,950	14,198	—	231,394
Total Loans and Leases	$9,420,450	$2,529,330	$977,900	$34,319	$12,961,999
Percentage of Total Loans and Leases	73%	19%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 14 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of March 31, 2022:

Maturities for Loan and Lease Portfolio(1)					Table 14
	March 31, 2022
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$444,201	$1,022,223	$376,474	$80,636	$1,923,534
Commercial real estate	171,966	1,720,724	1,827,155	40,135	3,759,980
Construction	131,283	406,349	145,075	25,593	708,300
Residential:
Residential mortgage	35,871	45,454	479,806	3,592,693	4,153,824
Home equity line	15,241	111,306	132,454	659,100	918,101
Total residential	51,112	156,760	612,260	4,251,793	5,071,925
Consumer	119,692	814,998	235,865	34,279	1,204,834
Lease financing	11,753	90,537	120,880	—	223,170
Total Loans and Leases	$930,007	$4,211,591	$3,317,709	$4,432,436	$12,891,743

Total of loans and leases with:
Adjustable interest rates	$726,244	$2,907,434	$2,208,879	$401,508	$6,244,065
Hybrid interest rates	28,051	104,960	52,603	796,259	981,873
Fixed interest rates	175,712	1,199,197	1,056,227	3,234,669	5,665,805
Total Loans and Leases	$930,007	$4,211,591	$3,317,709	$4,432,436	$12,891,743
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2022 and December 31, 2021:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2022	2021
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$707	$718
Commercial real estate	727	727
Lease financing	75	—
Total Commercial Loans	1,509	1,445
Residential Loans:
Residential mortgage	7,092	5,637
Total Residential Loans	7,092	5,637
Total Non-Accrual Loans and Leases	8,601	7,082
Other Real Estate Owned ("OREO")	—	175
Total Non-Performing Assets	$8,601	$7,257

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$591	$740
Total Commercial Loans	591	740
Residential Loans:
Residential mortgage	13	987
Home equity line	2,252	3,681
Total Residential Loans	2,265	4,668
Consumer	1,588	1,800
Total Accruing Loans and Leases Past Due 90 Days or More	$4,444	$7,208

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$32,590	$34,893
Total Loans and Leases	$12,891,743	$12,961,999

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.07%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.07%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.10%	0.11%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2022 and 2021:

Non-Performing Assets		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$7,257	$9,082
Additions	2,461	2,577
Reductions
Payments	(434)	(367)
Return to accrual status	(278)	(226)
Sales of other real estate owned	(175)	—
Transfers to loans held for sale	—	(1,840)
Charge-offs/write-downs	(230)	(118)
Total Reductions	(1,117)	(2,551)
Balance at end of period	$8,601	$9,108

The level of NPAs represents an indicator of the potential for future credit losses. NPAs consist of non-accrual loans and leases and other real estate owned (“OREO”). Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to held for sale classification, transferred to OREO or are no longer classified as non-accrual because they have returned to accrual status as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Total NPAs were $8.6 million as of March 31, 2022, an increase of $1.3 million or 19% from December 31, 2021. The ratio of our NPAs to total loans and leases and OREO was 0.07% and 0.06% as of March 31, 2022 and December 31, 2021, respectively. The increase in NPAs during the three months ended March 31, 2022, was due to an increase in residential mortgage non-accrual loans of $1.5 million, partially offset by a decrease in OREO of $0.2 million.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2022, residential mortgage non-accrual loans were $7.1 million, an increase of $1.5 million or 26% from December 31, 2021. This increase was due to additions of residential mortgage non-accrual loans totaling $2.4 million, partially offset by payments of $0.4 million, returns to accrual status of $0.3 million and charge-offs of $0.2 million. As of March 31, 2022, our residential mortgage non-accrual loans were comprised of 36 loans with a weighted average current LTV ratio of 42%.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of March 31, 2022, we did not hold any OREO. As of December 31, 2021, OREO was $0.2 million which comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.4 million as of March 31, 2022, a decrease of $2.8 million or 38%, as compared to December 31, 2021. This decrease was due to decreases in home equity lines of $1.4 million, residential mortgage loans of $1.0 million, consumer loans of $0.2 million and commercial and industrial loans of $0.2 million that were past due 90 days or more and still accruing interest.

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

Total impaired loans were $41.4 million and $42.2 million as of March 31, 2022 and December 31, 2021, respectively. These impaired loans had a related ACL of $4.1 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively. The decrease in impaired loans during the three months ended March 31, 2022 was primarily due to decreases in commercial real estate loans of $0.5 million, consumer loans of $0.5 million and commercial and industrial loans of $0.5 million, partially offset by an increase in residential mortgage loans of $0.6 million. The change in the impaired loans balance includes charge-offs and paydowns. For the three months ended March 31, 2022 and 2021, we recorded charge-offs of $0.8 million and $0.4 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of March 31, 2022 and 2021 had been accrued under the original terms, approximately $0.1 million in additional interest income would have been recorded during both the three months ended March 31, 2022 and 2021. Actual interest income recorded on these loans was nil for the three months ended March 31, 2022, compared to $0.1 million during the three months ended March 31, 2021.

Paycheck Protection Program

We participated in the PPP offered by the Small Business Administration (“SBA”). The PPP was intended to help small businesses impacted by the COVID-19 pandemic by providing “fully forgivable” loans to cover payroll expenses, including employee benefits, and can also be used for various other eligible expenses. PPP loans have a fixed interest rate of one percent per annum and a maturity date of up to five years, with the ability to prepay the loan in full without penalty. The first payment is deferred until the date the SBA remits the borrower’s loan forgiveness amount to the Bank, or if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Interest will continue to accrue during the initial deferment period. The borrower may apply with the Bank for loan forgiveness of the amount due on the loan in an amount equal to payroll, employee benefits, and other eligible expenses incurred, subject to limitations, in accordance with the PPP and the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) and the Consolidated Appropriations Act – 2021 (the “CAA”). Because the purpose of the PPP is to help small businesses keep their workers employed and paid, if the business spends less than 60% of loan proceeds on payroll costs, uses the loan proceeds for non-payroll costs that are not eligible expenses, or significantly reduces its employee count or compensation levels without qualifying for other exceptions, a portion of the loan will not be forgiven, and the business will be required to repay that portion of the loan to the Bank over the remaining term of the loan.

Table 17 presents information on our PPP loans outstanding as of March 31, 2022 and December 31, 2021 to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry				Table 17
	March 31, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	112	$29,696	207	$61,025
Automobile dealers	5	3,370	9	7,544
Retail	48	9,196	98	13,961
Hospitality/Hotel	22	16,508	38	31,979
Transportation	17	2,429	28	3,408
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	204	61,199	380	117,917
All other industries (1)	311	44,989	605	98,525
Total PPP Loans Outstanding (2)	515	$106,188	985	$216,442
Total Loans and Leases		$12,891,743		$12,961,999

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		0.5%		0.9%
Ratio of PPP Loans Outstanding to Total Loans and Leases		0.8%		1.7%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above. At March 31, 2022, this was primarily comprised of the construction, administrative and support services, health care, and wholesale trade industries. At December 31, 2021, this was primarily comprised of the construction, health care, administrative and support services, and arts and entertainment industries.
(2)	At March 31, 2022, outstanding loan balances are reported net of deferred loan costs and fees of $0.1 million and $2.2 million, respectively. At December 31, 2021, outstanding loan balances are reported net of deferred loan costs and fees of $0.2 million and $5.4 million, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR as of March 31, 2022 and December 31, 2021:

Loans Modified in a Troubled Debt Restructuring		Table 18
	March 31,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$1,470	$1,956
Commercial real estate	6,592	7,121
Construction	678	689
Total commercial	8,740	9,766
Residential mortgage	10,005	10,828
Total residential	10,005	10,828
Consumer	15,197	15,710
Total	$33,942	$36,304

Loans modified in a TDR were $33.9 million as of March 31, 2022, a decrease of $2.4 million or 7% from December 31, 2021. This decrease was primarily due to decreases in residential mortgage loans of $0.8 million, commercial real estate loans of $0.5 million, consumer loans of $0.5 million and commercial and industrial loans of $0.5 million. As of March 31, 2022, $32.6 million or 96% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 19 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses		Table 19
	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at Beginning of Period	$157,262	$208,454
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(706)	(963)
Commercial real estate	—	(66)
Total Commercial Loans	(706)	(1,029)
Residential Loans:
Residential mortgage	—	(98)
Home equity line	(43)	—
Total Residential Loans	(43)	(98)
Consumer	(4,109)	(6,541)
Total Loans and Leases Charged-Off	(4,858)	(7,668)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	53	215
Commercial real estate	14	3
Construction	—	166
Total Commercial Loans	67	384
Residential Loans:
Residential mortgage	16	17
Home equity line	28	24
Total Residential Loans	44	41
Consumer	2,148	2,655
Total Recoveries on Loans and Leases Previously Charged-Off	2,259	3,080
Net Loans and Leases Charged-Off	(2,599)	(4,588)
Provision for Credit Losses - Loans and Leases	(4,383)	(3,500)
Balance at End of Period	$150,280	$200,366
Average Loans and Leases Outstanding	$12,819,612	$13,242,270
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.08%	0.14%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.17%	1.51%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	17.47x	22.00x
(1)	Annualized for the three months ended March 31, 2022 and 2021.

Tables 20 and 21 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2022 and December 31, 2021:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 20
	March 31, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$19,160	1.00%	14.92%
Commercial real estate	45,238	1.20	29.17
Construction	8,908	1.26	5.49
Lease financing	1,362	0.61	1.73
Total commercial	74,668	1.13	51.31
Residential mortgage	30,888	0.74	32.22
Home equity line	5,084	0.55	7.12
Total residential	35,972	0.71	39.34
Consumer	39,640	3.29	9.35
Total	$150,280	1.17%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 21
	December 31, 2021
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
	Amount	category	leases
Commercial and industrial	$20,080	0.96%	16.10%
Commercial real estate	42,951	1.18	28.08
Construction	9,773	1.20	6.28
Lease financing	1,659	0.72	1.79
Total commercial	74,463	1.10	52.25
Residential mortgage	34,364	0.84	31.50
Home equity line	5,642	0.64	6.76
Total residential	40,006	0.81	38.26
Consumer	42,793	3.48	9.49
Total	$157,262	1.21%	100.00%

Table 22 presents the net charge-offs (recoveries) to average loans and leases by category during the three months ended March 31, 2022 and 2021:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)		Table 22
	Three Months Ended March 31,
	2022	2021
Commercial and industrial	0.13%	0.10%
Commercial real estate	—	0.01
Construction	—	(0.09)
Lease financing	—	—
Total commercial	0.04	0.04
Residential mortgage	—	0.01
Home equity line	0.01	(0.01)
Total residential	—	—
Consumer	0.65	1.19
Total loans and leases	0.08%	0.14%
(1)	Annualized for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the ACL was $150.3 million or 1.17% of total loans and leases outstanding, compared with an ACL of $157.3 million or 1.21% of total loans and leases outstanding as of December 31, 2021. The reserve for unfunded commitments was $29.0 million as of March 31, 2022, compared to $30.3 million as of December 31, 2021.

Net charge-offs of loans and leases were $2.6 million or 0.08% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2022, compared to net charge-offs of $4.6 million or 0.14% for the three months ended March 31, 2021. Net charge-offs in our commercial lending portfolio were $0.6 million for both the three months ended March 31, 2022 and 2021. Net charge-offs in our residential lending portfolio were nil and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Net charge-offs in our consumer lending portfolio were $2.0 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The decrease in the ACL was primarily due to the release of the COVID-19 overlay in the residential portfolio and continued improvement in credit quality during the first quarter of 2022. Additionally, the economic outlook moderately improved with downside risks due to inflation and geo-political instability that could impact credit losses. We will continue to closely monitor the uncertainty of the economy as it is recovering from the pandemic.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of March 31, 2022 and December 31, 2021. Furthermore, as of March 31, 2022, while the allocation of our ACL to our residential and consumer portfolio segments was lower as compared to December 31, 2021, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors.  We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy as it is recovering from the pandemic and the impact on local businesses and our customers. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2022 and December 31, 2021. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three months ended March 31, 2022. Future events, including the ongoing impacts of the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $760.8 million as of March 31, 2022, an increase of $117.6 million or 18% from December 31, 2021. This increase was primarily due to a $132.5 million increase in current tax receivables and deferred tax assets, a $34.0 million increase in prepaid assets and a $8.7 million increase in municipal advances. This was partially offset by a $34.8 million decrease in interest rate swap agreements and a $27.2 million decrease in swap collateral receivable.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 23 presents the composition of our deposits as of March 31, 2022 and December 31, 2021:

Deposits		Table 23
	March 31,	December 31,
(dollars in thousands)	2022	2021
U.S.:
Demand	$8,855,088	$8,498,187
Savings	6,406,078	6,214,566
Money Market	3,723,426	3,751,054
Time	1,512,849	1,587,678
Foreign(1):
Demand	910,521	895,676
Savings	406,680	398,209
Money Market	266,799	282,016
Time	188,989	188,760
Total Deposits(2)	$22,270,430	$21,816,146
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.1 billion as of March 31, 2022, an increase of $33.7 million or 3% compared to December 31, 2021.

Total deposits were $22.3 billion as of March 31, 2022, an increase of $454.3 million or 2% from December 31, 2021. The increase in deposit balances stemmed primarily from a $352.4 million increase in non-public demand deposit balances and a $149.4 million increase in non-public savings deposit balances. These increases were partially offset by a $74.6 million decrease in total time deposit balances.

As of March 31, 2022 and December 31, 2021, the Company had $15.1 billion and $14.7 billion, respectively, in uninsured deposits.

Table 24 presents the amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of March 31, 2022:

Uninsured Time Deposits	Table 24
(dollars in thousands)	March 31, 2022
Three months or less	$249,751
Over three through six months	173,301
Over six through twelve months	578,435
Over twelve months	123,018
Total	$1,124,505

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $119.2 million as of March 31, 2022, a nominal increase from December 31, 2021. This increase was primarily due to net periodic benefit costs for the three months ended March 31, 2022 of $2.1 million, offset by payments of $2.1 million.

See “Note 14. Noninterest Income and Noninterest Expense” contained in our unaudited interim consolidated financial statements for more information on our pension and postretirement benefit plans.

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

As of March 31, 2022, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 25 below. There have been no conditions or events since March 31, 2022 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 12.27% as of March 31, 2022, an increase of three basis points from December 31, 2021. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2022, partially offset by the dividends declared and paid to the Company’s stockholders.

Regulatory Capital		Table 25
	March 31,	December 31,
(dollars in thousands)	2022	2021
Stockholders' Equity	$2,285,149	$2,656,912
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive (loss) income, net	(517,502)	(121,693)
Tax credit carryforward	1,044	—
Common Equity Tier 1 Capital and Tier 1 Capital	$1,806,115	$1,783,113
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	179,238	182,167
Total Capital	$1,985,353	$1,965,280
Risk-Weighted Assets	$14,722,840	$14,567,961

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.27%	12.24%
Tier 1 Capital Ratio	12.27%	12.24%
Total Capital Ratio	13.48%	13.49%
Tier 1 Leverage Ratio	7.50%	7.24%

Total stockholders’ equity was $2.3 billion as of March 31, 2022, a decrease of $371.8 million or 14% from December 31, 2021. The decrease in stockholders’ equity was primarily due to a net unrealized loss in the fair value of our investment securities, net of tax, of $394.6 million and dividends declared and paid to the Company’s stockholders of $33.2 million, partially offset by earnings for the period of $57.7 million during the three months ended March 31, 2022.

In January 2022, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2022. As of March 31, 2022, $75.0 million remained of the $75.0 million total repurchase amount authorized under the stock repurchase program for 2022. The timing and amount of stock repurchases are influenced by various internal and external factors.

In April 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on June 3, 2022 to shareholders of record at the close of business on May 23, 2022.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2022, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

Risk Governance and Quantitative and Qualitative Disclosures About Market Risk

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management and operational risk. See “Analysis of Financial Condition — Liquidity and Capital Resources” and “—Capital” sections of this MD&A for further discussions of liquidity risk management and capital management, respectively.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $381,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of March 31, 2022 and December 31, 2021, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 26 presents, for the twelve months subsequent to March 31, 2022 and December 31, 2021, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2022 and December 31, 2021 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 26
	Static Forecast	Static Forecast
	March 31, 2022	December 31, 2021
Ramp Change in Interest Rates (basis points)
+100	5.0%	6.1%
+50	2.5	3.1
(50)	(2.4)	(1.4)
(100)	(3.6)	(2.4)

Immediate Change in Interest Rates (basis points)
+100	9.8%	11.8%
+50	4.9	6.0
(50)	(4.4)	(2.9)
(100)	(6.1)	(5.7)

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

Under the static balance sheet forecast as of March 31, 2022, our net interest income sensitivity profile is slightly lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2021. The sensitivity outcomes described above are primarily due to the higher rate environment and lower forecasted prepayments of mortgage assets as of March 31, 2022 as compared with December 31, 2021.

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

In addition, our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. As such, effective December 31, 2021, we have ceased the use of U.S Dollar LIBOR as a reference rate on all new contracts. Although the full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known, we have established a working group, consisting of key stakeholders from throughout the Company, to spearhead the continued transition from LIBOR to alternative reference rates. In the United States, LIBOR-priced transactions and products will transfer to the Secured Overnight Financing Rate (“SOFR”), Prime Rate or other similar indices (collectively, “Alternative Rates”). There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

Our LIBOR transition plan is organized around key work streams, including work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have implemented certain SOFR and BSBY conventions and are in the process of developing other products and transaction agreements that are based on reference rates other than LIBOR. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 11 in the section titled “Loans and Leases” in this MD&A.

For a further discussion of the various risks the Company faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date: May 2, 2022		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ralph M. Mesick
Ralph M. Mesick Vice Chairman, Chief Risk Officer and Interim Chief Financial Officer