Form 10-Q
period 2022-06-30
FIRST HAWAIIAN, INC.
filed 2022-08-08
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,698,700 shares of Common Stock, par value $0.01 per share, were outstanding as of July 29, 2022.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest income
Loans and lease financing	$111,916	$110,919	$215,648	$221,858
Available-for-sale investment securities	16,643	24,637	48,750	47,783
Held-to-maturity investment securities	18,289	—	18,289	—
Other	2,896	666	3,678	1,157
Total interest income	149,744	136,222	286,365	270,798
Interest expense
Deposits	4,597	3,363	7,346	7,419
Short-term and long-term borrowings	—	1,378	—	2,740
Total interest expense	4,597	4,741	7,346	10,159
Net interest income	145,147	131,481	279,019	260,639
Provision for credit losses	1,000	(35,000)	(4,747)	(35,000)
Net interest income after provision for credit losses	144,147	166,481	283,766	295,639
Noninterest income
Service charges on deposit accounts	6,843	6,632	14,344	13,350
Credit and debit card fees	17,056	16,746	31,906	31,297
Other service charges and fees	9,018	10,303	18,672	19,149
Trust and investment services income	8,759	8,707	17,642	17,199
Bank-owned life insurance	(859)	3,104	(1,276)	5,493
Investment securities gains, net	—	102	—	102
Other	3,320	3,777	4,229	6,649
Total noninterest income	44,137	49,371	85,517	93,239
Noninterest expense
Salaries and employee benefits	49,902	45,982	98,128	89,918
Contracted services and professional fees	18,617	16,516	35,764	33,704
Occupancy	7,334	7,314	14,744	14,484
Equipment	7,754	6,362	13,731	11,853
Regulatory assessment and fees	2,301	1,826	4,525	3,860
Advertising and marketing	1,994	1,469	4,022	3,060
Card rewards program	7,285	6,262	14,168	11,097
Other	13,988	13,657	28,135	27,718
Total noninterest expense	109,175	99,388	213,217	195,694
Income before provision for income taxes	79,109	116,464	156,066	193,184
Provision for income taxes	19,749	29,723	38,987	48,750
Net income	$59,360	$86,741	$117,079	$144,434
Basic earnings per share	$0.46	$0.67	$0.92	$1.11
Diluted earnings per share	$0.46	$0.67	$0.91	$1.11
Basic weighted-average outstanding shares	127,672,244	129,392,339	127,614,564	129,661,228
Diluted weighted-average outstanding shares	128,014,777	129,828,847	128,108,630	130,164,762

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$59,360	$86,741	$117,079	$144,434
Other comprehensive (loss) income, net of tax:
Net change in investment securities	(52,371)	13,733	(446,922)	(61,306)
Net change in cash flow derivative hedges	(1,584)	—	(2,842)	—
Other comprehensive (loss) income	(53,955)	13,733	(449,764)	(61,306)
Total comprehensive income (loss)	$5,405	$100,474	$(332,685)	$83,128

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2022	2021
Assets
Cash and due from banks	$279,629	$246,716
Interest-bearing deposits in other banks	1,254,047	1,011,753
Investment securities:
Available-for-sale, at fair value (amortized cost: $4,267,809 as of June 30, 2022 and $8,560,733 as of December 31, 2021)	3,967,746	8,428,032
Held-to-maturity, at amortized cost (fair value: $3,910,780 as of June 30, 2022 and nil as of December 31, 2021)	4,093,215	—
Loans held for sale	180	538
Loans and leases	13,262,781	12,961,999
Less: allowance for credit losses	148,942	157,262
Net loans and leases	13,113,839	12,804,737

Premises and equipment, net	310,047	318,448
Other real estate owned and repossessed personal property	—	175
Accrued interest receivable	63,240	63,158
Bank-owned life insurance	470,542	471,819
Goodwill	995,492	995,492
Mortgage servicing rights	7,152	8,302
Other assets	822,404	643,240
Total assets	$25,377,533	$24,992,410
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,990,571	$12,422,283
Noninterest-bearing	9,610,883	9,393,863
Total deposits	22,601,454	21,816,146
Retirement benefits payable	134,151	134,491
Other liabilities	389,317	384,861
Total liabilities	23,124,922	22,335,498

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,943,908 / 127,451,087 as of June 30, 2022; issued/outstanding: 140,581,715 / 127,502,472 as of December 31, 2021)	1,409	1,406
Additional paid-in capital	2,533,407	2,527,663
Retained earnings	654,777	604,534
Accumulated other comprehensive loss, net	(571,457)	(121,693)
Treasury stock (13,492,821 shares as of June 30, 2022 and 13,079,243 shares as of December 31, 2021)	(365,525)	(354,998)
Total stockholders' equity	2,252,611	2,656,912
Total liabilities and stockholders' equity	$25,377,533	$24,992,410

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of March 31, 2022	127,686,307	$1,409	$2,530,795	$628,642	$(517,502)	$(358,195)	$2,285,149
Net income	—	—	—	59,360	—	—	59,360
Cash dividends declared ($0.26 per share)	—	—	—	(33,212)	—	—	(33,212)
Equity-based awards	55,338	—	2,612	(13)	—	(330)	2,269
Common stock repurchased	(290,558)	—	—	—	—	(7,000)	(7,000)
Other comprehensive loss, net of tax	—	—	—	—	(53,955)	—	(53,955)
Balance as of June 30, 2022	127,451,087	$1,409	$2,533,407	$654,777	$(571,457)	$(365,525)	$2,252,611

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2021	127,502,472	$1,406	$2,527,663	$604,534	$(121,693)	$(354,998)	$2,656,912
Net income	—	—	—	117,079	—	—	117,079
Cash dividends declared ($0.52 per share)	—	—	—	(66,363)	—	—	(66,363)
Equity-based awards	239,173	3	5,744	(473)	—	(3,527)	1,747
Common stock repurchased	(290,558)	—	—	—	—	(7,000)	(7,000)
Other comprehensive loss, net of tax	—	—	—	—	(449,764)	—	(449,764)
Balance as of June 30, 2022	127,451,087	$1,409	$2,533,407	$654,777	$(571,457)	$(365,525)	$2,252,611

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$117,079	$144,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(4,747)	(35,000)
Depreciation, amortization and accretion, net	30,872	27,567
Deferred income tax provision	14,228	7,168
Stock-based compensation	5,747	6,779
Other losses	2,304	76
Originations of loans held for sale	(10,256)	(73,368)
Proceeds from sales of loans held for sale	9,744	85,787
Net losses (gains) on sales of loans originated for investment and held for sale	36	(2,442)
Net gains on investment securities	—	(102)
Change in assets and liabilities:
Net (increase) decrease in other assets	(49,614)	19,740
Net increase in other liabilities	50,351	67,557
Net cash provided by operating activities	165,744	248,196
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	598,865	920,073
Proceeds from calls and sales	1,080	2,820
Purchases	(913,268)	(1,900,080)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	137,014	—
Proceeds from calls	110	—
Purchases	(79,470)	—
Other investments:
Proceeds from sales	4,132	7,956
Purchases	(21,386)	(60,155)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(168,986)	183,820
Proceeds from sales of loans originated for investment	—	2,200
Purchases of loans	(149,512)	(39,558)
Proceeds from bank-owned life insurance	—	5,628
Purchases of premises, equipment and software	(5,966)	(9,689)
Proceeds from sales of premises and equipment	—	1,394
Proceeds from sales of other real estate owned	176	—
Other	(1,744)	(2,422)
Net cash used in investing activities	(598,955)	(888,013)
Cash flows from financing activities
Net increase in deposits	785,308	1,607,392
Dividends paid	(66,363)	(67,448)
Stock tendered for payment of withholding taxes	(3,527)	(2,845)
Common stock repurchased	(7,000)	(31,928)
Net cash provided by financing activities	708,418	1,505,171
Net increase in cash and cash equivalents	275,207	865,354
Cash and cash equivalents at beginning of period	1,258,469	1,040,944
Cash and cash equivalents at end of period	$1,533,676	$1,906,298

Supplemental disclosures
Interest paid	$8,015	$14,464
Income taxes paid, net of income tax refunds	5,356	30,399
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	4,979	7,221
Transfers (to) from loans and leases (from) to loans held for sale	(834)	1,839
Obligation to fund low-income housing partnerships	—	15,314
Transfers of securities from available-for-sale to held-to-maturity	4,133,363	—

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

Investment Securities

As of June 30, 2022 and December 31, 2021, investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis.

As of June 30, 2022, the Company’s investment securities were categorized as either available-for-sale (investment securities that may be sold before maturity at the discretion of management) or held-to-maturity (investment securities that management has the positive intent and ability to hold to maturity). As of December 31, 2021, all of the Company’s investment securities were categorized as available-for-sale. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of available-for-sale investment securities are determined using the specific identification method. Held-to-maturity investment securities are reported at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted as an adjustment of yield using the interest method over the expected life of the security. Unrealized holding gains or losses that remain in accumulated other comprehensive income are also amortized or accreted over the expected life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

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

For held-to-maturity debt securities, the Company utilizes the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of held-to-maturity debt securities to present the net amount expected to be collected from held-to-maturity debt securities.

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale or held-to-maturity investment security is confirmed or when either of the criteria regarding intent or requirement to sell an available-for-sale investment security is met. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. As of June 30, 2022, the Company’s available-for-sale and held-to-maturity investment securities were comprised primarily of debt, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Under 4% of the investment securities were comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of June 30, 2022. Similarly, for the same reasons noted above, the Company did not record an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021.

Accrued interest receivable related to available-for-sale and held-to-maturity investment securities are recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

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

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method. This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. Under current hedge accounting guidance, the “last-of-layer” method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. The hedged item represents a single layer within that closed portfolio. This update expands the scope of this guidance to allow entities to apply the “portfolio layer” method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The current model is expanded to 1) explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items and 2) also allow entities the flexibility to use any type of derivative (or combination of derivatives) by applying the multiple-layer model that aligns with its risk management strategy. Although no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge, at any time after the initial hedge designation, new hedging relationships associated with the portfolio may be designated and existing hedging relationships associated with the portfolio may be dedesignated to align with an entity’s evolving strategy for managing interest rate risk on a timely basis. Under the portfolio layer method, the basis of the portfolio assets is generally adjusted at the portfolio level rather than being allocated to individual assets within the portfolio, except when the allocation of basis adjustments is required by other areas of GAAP. The intent of this update is consistent with the FASB’s efforts to better align an entity’s financial reporting with the results of its risk management strategy and to further simplify the hedge accounting model. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2022-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

2. Investment Securities

As of June 30, 2022 and December 31, 2021, investment securities consisted predominantly of the following investment categories:

U.S. Treasury and debt securities – includes U.S. Treasury notes and debt securities issued by government agencies and government-sponsored enterprises.

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

As of June 30, 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. As of December 31, 2021, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$168,129	$—	$(8,964)	$159,165	$196,662	$125	$(4,224)	$192,563
Government-sponsored enterprises debt securities	20,000	—	(37)	19,963	—	—	—	—
Mortgage-backed securities:
Residential - Government agency	72,027	—	(4,069)	67,958	135,764	1,791	(291)	137,264
Residential - Government-sponsored enterprises	1,444,461	24	(111,470)	1,333,015	1,496,605	6,914	(12,419)	1,491,100
Commercial - Government agency	297,271	—	(29,614)	267,657	392,443	1,741	(6,521)	387,663
Commercial - Government-sponsored enterprises	147,160	918	(6,242)	141,836	1,415,511	2,646	(48,714)	1,369,443
Commercial - Non-agency	21,957	—	(407)	21,550	—	—	—	—
Collateralized mortgage obligations:
Government agency	1,102,277	—	(76,938)	1,025,339	2,103,187	7,768	(31,432)	2,079,523
Government-sponsored enterprises	744,622	—	(60,062)	684,560	2,671,131	3,608	(53,695)	2,621,044
Collateralized loan obligations	249,905	45	(3,247)	246,703	105,245	2	—	105,247
Debt securities issued by states and political subdivisions	—	—	—	—	44,185	—	—	44,185
Total available-for-sale securities	$4,267,809	$987	$(301,050)	$3,967,746	$8,560,733	$24,595	$(157,296)	$8,428,032

Government agency debt securities	$55,148	$—	$(2,405)	$52,743	$—	$—	$—	$—
Mortgage-backed securities:
Residential - Government agency	47,309	—	(3,031)	44,278	—	—	—	—
Residential - Government-sponsored enterprises	93,458	—	(6,117)	87,341	—	—	—	—
Commercial - Government agency	30,497	—	(2,685)	27,812	—	—	—	—
Commercial - Government-sponsored enterprises	1,173,398	—	(63,627)	1,109,771	—	—	—	—
Collateralized mortgage obligations:
Government agency	879,010	—	(31,243)	847,767	—	—	—	—
Government-sponsored enterprises	1,760,755	—	(69,483)	1,691,272	—	—	—	—
Debt securities issued by states and political subdivisions	53,640	—	(3,844)	49,796	—	—	—	—
Total held-to-maturity securities	$4,093,215	$—	$(182,435)	$3,910,780	$—	$—	$—	$—

During the three and six months ended June 30, 2022, the Company reclassified at fair value approximately $4.1 billion in available-for-sale investment securities to the held-to-maturity category. The related unrealized after-tax losses of approximately $338.8 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. As of June 30, 2022, the weighted average life of the transferred securities was approximately 8.0 years. Material changes in prepayment speeds may result in a significant impact to the estimated remaining life of these securities.

Accrued interest receivable related to available-for-sale investment securities was $8.7 million and $14.1 million as of June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.0 million and nil as of June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.2 million and nil, respectively, for the three months ended June 30, 2022, and $1.2 million and nil, respectively, for the six months ended June 30, 2022. Proceeds from calls and sales of investment securities were $0.2 million and $2.5 million, respectively, for the three months ended June 30, 2021, and $0.3 million and $2.5 million, respectively, for the six months ended June 30, 2021. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and six months ended June 30, 2022. The Company recorded gross realized gains of $0.1 million and gross realized losses of nil during both the three and six months ended June 30, 2021. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil for the three and six months ended June 30, 2022. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil during both the three and six months ended June 30, 2021. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $31.6 million and $22.4 million, respectively, for the three months ended June 30, 2022 and 2021, and $60.7 million and $44.6 million, respectively, for the six months ended June 30, 2022 and 2021. Interest income from non-taxable investment securities was $3.3 million and $2.2 million, respectively, for the three months ended June 30, 2022 and 2021, and $6.3 million and $3.2 million, respectively, for the six months ended June 30, 2022 and 2021.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of June 30, 2022, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2022
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$30,106	$29,762
Due after one year through five years	79,915	77,983
Due after five years through ten years	177,556	170,656
Due after ten years	172,414	168,980
	459,991	447,381

Mortgage-backed securities:
Residential - Government agency	72,027	67,958
Residential - Government-sponsored enterprises	1,444,461	1,333,015
Commercial - Government agency	297,271	267,657
Commercial - Government-sponsored enterprises	147,160	141,836
Total mortgage-backed securities	1,960,919	1,810,466
Collateralized mortgage obligations:
Government agency	1,102,277	1,025,339
Government-sponsored enterprises	744,622	684,560
Total collateralized mortgage obligations	1,846,899	1,709,899
Total available-for-sale securities	$4,267,809	$3,967,746

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	108,788	102,539
	108,788	102,539

Mortgage-backed securities:
Residential - Government agency	47,309	44,278
Residential - Government-sponsored enterprises	93,458	87,341
Commercial - Government agency	30,497	27,812
Commercial - Government-sponsored enterprises	1,173,398	1,109,771
Total mortgage-backed securities	1,344,662	1,269,202
Collateralized mortgage obligations:
Government agency	879,010	847,767
Government-sponsored enterprises	1,760,755	1,691,272
Total collateralized mortgage obligations	2,639,765	2,539,039
Total held-to-maturity securities	$4,093,215	$3,910,780

At June 30, 2022, pledged securities totaled $2.6 billion, of which $2.4 billion was pledged to secure public deposits and $191.3 million was pledged to secure other financial transactions. At December 31, 2021, pledged securities totaled $2.1 billion, of which $1.9 billion was pledged to secure public deposits and $193.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of June 30, 2022 or December 31, 2021.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 296 and 318 individual securities in each category have been in a continuous loss position as of June 30, 2022 and December 31, 2021, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,239)	$87,782	$(6,725)	$71,383	$(8,964)	$159,165
Government-sponsored enterprises debt securities	(37)	19,964	—	—	(37)	19,964
Mortgage-backed securities:
Residential - Government agency	(4,069)	67,958	—	—	(4,069)	67,958
Residential - Government-sponsored enterprises	(110,301)	1,303,823	(1,169)	9,196	(111,470)	1,313,019
Commercial - Government agency	(12,813)	150,595	(16,801)	116,854	(29,614)	267,449
Commercial - Government-sponsored enterprises	(4,482)	77,564	(1,760)	18,478	(6,242)	96,042
Commercial - Non-agency	(407)	21,550	—	—	(407)	21,550
Collateralized mortgage obligations:
Government agency	(74,997)	988,818	(1,941)	16,549	(76,938)	1,005,367
Government-sponsored enterprises	(41,157)	517,636	(18,905)	166,924	(60,062)	684,560
Collateralized loan obligations:	(3,247)	170,425	—	—	(3,247)	170,425
Total available-for-sale securities with unrealized losses	$(253,749)	$3,406,115	$(47,301)	$399,384	$(301,050)	$3,805,499

	Time in Continuous Loss as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(3,355)	$134,468	$(869)	$16,642	$(4,224)	$151,110
Mortgage-backed securities:
Residential - Government agency	(291)	51,231	—	—	(291)	51,231
Residential - Government-sponsored enterprises	(10,876)	1,230,104	(1,543)	32,415	(12,419)	1,262,519
Commercial - Government agency	(5,239)	186,024	(1,282)	26,063	(6,521)	212,087
Commercial - Government-sponsored enterprises	(22,179)	744,819	(26,535)	397,123	(48,714)	1,141,942
Collateralized mortgage obligations:
Government agency	(31,432)	1,441,848	—	—	(31,432)	1,441,848
Government-sponsored enterprises	(52,551)	2,255,535	(1,144)	24,959	(53,695)	2,280,494
Total available-for-sale securities with unrealized losses	$(125,923)	$6,044,029	$(31,373)	$497,202	$(157,296)	$6,541,231

At June 30, 2022 and December 31, 2021, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell these securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of June 30, 2022 and December 31, 2021, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of June 30, 2022 and December 31, 2021, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and six months ended June 30, 2022 and for the year ended December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of June 30, 2022. Similarly, for the same reasons noted above, the Company did not record an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021.

The Company holds approximately 120,000 Visa Class B restricted shares as of both June 30, 2022 and December 31, 2021. These shares continued to be carried at $0 cost basis as of both June 30, 2022 and December 31, 2021.

3. Loans and Leases

As of June 30, 2022 and December 31, 2021, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$1,942,132	$2,087,099
Commercial real estate	3,956,828	3,639,623
Construction	727,771	813,969
Residential:
Residential mortgage	4,212,768	4,083,367
Home equity line	971,569	876,608
Total residential	5,184,337	4,959,975
Consumer	1,207,051	1,229,939
Lease financing	244,662	231,394
Total loans and leases	$13,262,781	$12,961,999

Outstanding loan balances are reported net of deferred loan costs and fees of $52.1 million and $42.2 million at June 30, 2022 and December 31, 2021, respectively.

Accrued interest receivable related to loans and leases was $47.4 million and $49.0 million as of June 30, 2022 and December 31, 2021, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of June 30, 2022, residential real estate loans totaling $2.2 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2021, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.7 million as of both June 30, 2022 and December 31, 2021.

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

4. Allowance for Credit Losses

The Company maintains the allowance for credit losses for loans and leases (the “ACL”) that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases. While management utilizes its best judgment and information available, the ultimate appropriateness of the ACL is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The Company’s methodology is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Company also maintains an estimated reserve for unfunded commitments on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$19,160	$45,238	$8,908	$1,362	$30,888	$5,084	$39,640	$150,280
Charge-offs	(243)	—	—	—	—	(1,120)	(3,659)	(5,022)
Recoveries	301	—	—	60	192	191	1,940	2,684
Provision	(3,294)	(512)	(3,541)	(24)	2,555	579	5,237	1,000
Balance at end of period	$15,924	$44,726	$5,367	$1,398	$33,635	$4,734	$43,158	$148,942

	Six Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(949)	—	—	—	—	(1,163)	(7,768)	(9,880)
Recoveries	354	14	—	60	208	219	4,088	4,943
Provision	(3,561)	1,761	(4,406)	(321)	(937)	36	4,045	(3,383)
Balance at end of period	$15,924	$44,726	$5,367	$1,398	$33,635	$4,734	$43,158	$148,942

	Three Months Ended June 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$27,322	$51,691	$10,552	$3,197	$38,471	$6,668	$62,465	$200,366
Charge-offs	(330)	—	—	—	—	—	(3,917)	(4,247)
Recoveries	287	12	—	—	14	38	2,797	3,148
Provision	(4,216)	(4,670)	(400)	(130)	(4,277)	(456)	(15,970)	(30,119)
Balance at end of period	$23,063	$47,033	$10,152	$3,067	$34,208	$6,250	$45,375	$169,148

	Six Months Ended June 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(1,293)	(66)	—	—	(98)	—	(10,458)	(11,915)
Recoveries	502	15	166	—	31	62	5,452	6,228
Provision	(857)	(11,039)	(53)	(231)	(6,186)	(975)	(14,278)	(33,619)
Balance at end of period	$23,063	$47,033	$10,152	$3,067	$34,208	$6,250	$45,375	$169,148

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,308	$1,789	$8,046	$—	$3	$9,766	$46	$28,958
Provision	(1,668)	1,961	(1,962)	—	29	1,657	(17)	—
Balance at end of period	$7,640	$3,750	$6,084	$—	$32	$11,423	$29	$28,958

	Six Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(975)	1,636	(2,879)	—	17	877	(40)	(1,364)
Balance at end of period	$7,640	$3,750	$6,084	$—	$32	$11,423	$29	$28,958

	Three Months Ended June 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$16,129	$1,112	$8,313	$—	$—	$8,500	$49	$34,103
Provision	(3,321)	(134)	(440)	—	—	(979)	(7)	(4,881)
Balance at end of period	$12,808	$978	$7,873	$—	$—	$7,521	$42	$29,222

	Six Months Ended June 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Provision	1,089	(350)	(1,164)	—	(2)	(931)	(23)	(1,381)
Balance at end of period	$12,808	$978	$7,873	$—	$—	$7,521	$42	$29,222

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of June 30, 2022 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$216,303	$421,981	$66,601	$182,175	$60,586	$156,647	$697,256	$19,128	$1,820,677
Special Mention	2,816	316	1,628	2,822	748	5,295	1,073	841	15,539
Substandard	—	320	1,103	1,605	1,019	879	16,214	114	21,254
Other (1)	12,807	9,613	11,531	5,366	3,075	1,576	40,694	—	84,662
Total Commercial and Industrial	231,926	432,230	80,863	191,968	65,428	164,397	755,237	20,083	1,942,132

Commercial Real Estate
Risk rating:
Pass	516,062	695,446	338,391	516,210	459,372	1,270,438	84,174	—	3,880,093
Special Mention	—	—	562	47,781	—	11,140	695	—	60,178
Substandard	—	—	180	—	1,742	14,476	3	—	16,401
Other (1)	—	—	—	—	—	156	—	—	156
Total Commercial Real Estate	516,062	695,446	339,133	563,991	461,114	1,296,210	84,872	—	3,956,828

Construction
Risk rating:
Pass	39,575	193,588	127,677	85,471	115,881	88,509	14,965	—	665,666
Special Mention	—	—	—	236	—	350	—	—	586
Substandard	—	—	—	—	351	498	—	—	849
Other (1)	13,228	29,529	6,049	2,849	3,913	4,151	951	—	60,670
Total Construction	52,803	223,117	133,726	88,556	120,145	93,508	15,916	—	727,771

Lease Financing
Risk rating:
Pass	41,656	26,813	49,889	43,989	7,801	68,457	—	—	238,605
Special Mention	—	457	2,642	1,358	11	17	—	—	4,485
Substandard	—	—	195	16	14	1,347	—	—	1,572
Total Lease Financing	41,656	27,270	52,726	45,363	7,826	69,821	—	—	244,662

Total Commercial Lending	$842,447	$1,378,063	$606,448	$889,878	$654,513	$1,623,936	$856,025	$20,083	$6,871,393

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$352,342	$1,069,214	$587,478	$252,428	$178,752	$974,057	$—	$—	$3,414,271
680 - 739	46,224	124,306	79,422	45,117	21,882	144,226	—	—	461,177
620 - 679	5,305	19,143	14,291	5,405	3,892	38,470	—	—	86,506
550 - 619	169	1,943	294	226	2,073	8,017	—	—	12,722
Less than 550	2,085	1,242	60	—	340	4,656	—	—	8,383
No Score (3)	10,652	14,868	7,544	13,471	16,488	54,373	—	—	117,396
Other (2)	20,365	19,445	15,580	9,552	9,757	31,304	4,999	1,311	112,313
Total Residential Mortgage	437,142	1,250,161	704,669	326,199	233,184	1,255,103	4,999	1,311	4,212,768

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	748,148	2,227	750,375
680 - 739	—	—	—	—	—	—	157,042	3,106	160,148
620 - 679	—	—	—	—	—	—	40,070	2,454	42,524
550 - 619	—	—	—	—	—	—	9,202	1,601	10,803
Less than 550	—	—	—	—	—	—	1,159	491	1,650
No Score (3)	—	—	—	—	—	—	6,069	—	6,069
Total Home Equity Line	—	—	—	—	—	—	961,690	9,879	971,569
Total Residential Lending	437,142	1,250,161	704,669	326,199	233,184	1,255,103	966,689	11,190	5,184,337

Consumer Lending
FICO:
740 and greater	115,911	132,565	66,828	59,155	38,001	17,426	117,266	203	547,355
680 - 739	53,590	80,240	45,783	41,393	23,562	13,947	67,636	566	326,717
620 - 679	11,760	35,430	17,746	22,180	13,928	11,374	30,079	1,018	143,515
550 - 619	1,000	6,548	6,576	10,400	7,652	6,801	10,044	1,026	50,047
Less than 550	379	1,758	2,973	5,022	2,547	2,525	3,047	483	18,734
No Score (3)	1,087	402	9	52	31	45	37,536	303	39,465
Other (2)	1,675	4,218	358	1,674	—	2,152	71,141	—	81,218
Total Consumer Lending	185,402	261,161	140,273	139,876	85,721	54,270	336,749	3,599	1,207,051

Total Loans and Leases	$1,464,991	$2,889,385	$1,451,390	$1,355,953	$973,418	$2,933,309	$2,159,463	$34,872	$13,262,781
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Loss as of June 30, 2022 and December 31, 2021.

The amortized cost basis of revolving loans that were converted to term loans during the three and six months ended June 30, 2022 and 2021 was as follows:

Three Months Ended
(dollars in thousands)	June 30, 2022
Commercial and industrial	$277
Home equity line	1,057
Consumer	336
Total Revolving Loans Converted to Term Loans During the Period	$1,670

Six Months Ended
(dollars in thousands)	June 30, 2022
Commercial and industrial	$480
Home equity line	2,072
Consumer	690
Total Revolving Loans Converted to Term Loans During the Period	$3,242

Three Months Ended
(dollars in thousands)	June 30, 2021
Commercial and industrial	$30
Home equity line	538
Consumer	443
Total Revolving Loans Converted to Term Loans During the Period	$1,011

Six Months Ended
(dollars in thousands)	June 30, 2021
Commercial and industrial	$259
Home equity line	1,617
Consumer	936
Total Revolving Loans Converted to Term Loans During the Period	$2,812

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of June 30, 2022 and December 31, 2021, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	June 30, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$4,848	$630	$2,798	$8,276	$1,933,856	$1,942,132	$2,230
Commercial real estate	5,101	—	903	6,004	3,950,824	3,956,828	176
Construction	93	—	352	445	727,326	727,771	352
Lease financing	—	—	—	—	244,662	244,662	—
Residential mortgage	4,445	2,090	3,955	10,490	4,202,278	4,212,768	750
Home equity line	8,627	551	1,039	10,217	961,352	971,569	1,039
Consumer	24,744	3,544	1,218	29,506	1,177,545	1,207,051	1,218
Total	$47,858	$6,815	$10,265	$64,938	$13,197,843	$13,262,781	$5,765

	December 31, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,195	$1,195	$1,318	$3,708	$2,083,391	$2,087,099	$740
Commercial real estate	631	—	—	631	3,638,992	3,639,623	—
Construction	162	—	—	162	813,807	813,969	—
Lease financing	—	—	—	—	231,394	231,394	—
Residential mortgage	3,030	1,002	5,617	9,649	4,073,718	4,083,367	987
Home equity line	1,538	538	3,681	5,757	870,851	876,608	3,681
Consumer	16,534	3,366	1,800	21,700	1,208,239	1,229,939	1,800
Total	$23,090	$6,101	$12,416	$41,607	$12,920,392	$12,961,999	$7,208

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

The amortized cost basis of loans and leases on nonaccrual status as of June 30, 2022 and December 31, 2021 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$682
Commercial real estate	727	727
Residential mortgage	2,153	6,450
Total Nonaccrual Loans and Leases	$2,880	$7,859

	December 31, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$718
Commercial real estate	727	727
Residential mortgage	1,192	5,637
Total Nonaccrual Loans and Leases	$1,919	$7,082

For both the three and six months ended June 30, 2022, the Company recognized interest income of $0.1 million, on nonaccrual loans and leases, and for the three and six months ended June 30, 2021, the Company recognized interest income of $0.1 million and $0.2 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and six months ended June 30, 2022, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2021, the amount of accrued interest receivables written off by reversing interest income was $0.1 million and $0.5 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of June 30, 2022 and December 31, 2021, the amortized cost basis of collateral-dependent loans were $7.6 million and $7.5 million, respectively. As of both June 30, 2022 and December 31, 2021, these loans were primarily collateralized by residential real estate property. As of both June 30, 2022 and December 31, 2021, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL	Contracts(1)	Investment(2)	ACL
Residential mortgage	1	$260	$34	1	$260	$34
Consumer	66	514	143	201	2,107	346
Total	67	$774	$177	202	$2,367	$380

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL	Contracts(1)	Investment(2)	ACL
Commercial and industrial	1	$246	$13	15	$2,545	$170
Commercial real estate	1	382	98	1	382	98
Construction	—	—	—	2	708	86
Residential mortgage	3	751	143	13	5,629	240
Consumer	186	1,797	407	1,728	15,868	2,274
Total	191	$3,176	$661	1,759	$25,132	$2,868
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.8 billion and $6.7 billion as of June 30, 2022 and December 31, 2021, respectively. Of the $6.8 billion at June 30, 2022, there were commitments of $0.1 million to lend additional funds related to borrowers who had loan terms modified in a TDR. Of the $6.7 billion at December 31, 2021, there were commitments of $0.2 million to lend additional funds related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022		June 30, 2021		June 30, 2021
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	2	$541	3	$655	—	$—	2	$387
Construction	—	—	—	—	—	—	1	361
Residential mortgage	—	—	—	—	1	371	1	371
Consumer	151	2,197	229	3,250	135	1,944	158	2,260
Total	153	$2,738	232	$3,905	136	$2,315	162	$3,379
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosure Proceedings

As of both June 30, 2022 and December 31, 2021, there was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of June 30, 2022, there were no residential real estate properties held from foreclosed residential real estate loans. As of December 31, 2021, residential real estate property held from one foreclosed residential mortgage loan of $0.2 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.5 billion and $1.7 billion as of June 30, 2022 and December 31, 2021. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $1.0 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.5 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively and $1.3 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$1,075
One to two years	942
Two to three years	826
Three to four years	722
Four to five years	632

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Gross carrying amount	$69,207	$69,103
Less: accumulated amortization	62,055	60,801
Net carrying value	$7,152	$8,302

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$7,650	$10,869	$8,302	$10,731
Originations	20	421	105	1,105
Amortization	(518)	(1,283)	(1,255)	(1,829)
Balance at end of period	$7,152	$10,007	$7,152	$10,007
Fair value of amortized MSRs at beginning of period	$13,585	$14,921	$12,243	$14,029
Fair value of amortized MSRs at end of period	$14,969	$13,480	$14,969	$13,480

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and six months ended June 30, 2022 and 2021.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022				December 31, 2021
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	8.09%	-	25.35%	8.45%	13.77%	-	25.19%	14.61%
Life in years (of the MSR)	2.39	-	7.11	6.87	1.99	-	5.31	5.03
Weighted-average coupon rate	3.55%	-	6.37%	3.68%	3.58%	-	6.56%	3.71%
Discount rate	10.00%	-	10.01%	10.00%	10.00%	-	10.01%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Public deposits	$2,402,529	$1,913,369
Federal Home Loan Bank	2,161,017	2,380,042
Federal Reserve Bank	1,711,775	1,724,279
ACH transactions	118,408	115,038
Interest rate swaps	29,762	48,430
Total	$6,423,491	$6,181,158

As of June 30, 2022 and December 31, 2021, the borrowing capacity with the FHLB was $1.6 billion and $1.8 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had an undrawn line of credit of $1.3 billion and $1.1 billion, respectively, from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of June 30, 2022 and December 31, 2021.

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of June 30, 2022 and December 31, 2021. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of June 30, 2022 and December 31, 2021, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
U.S.:
Interest-bearing	$12,115,934	$11,553,298
Noninterest-bearing	8,667,756	8,498,187
Foreign:
Interest-bearing	874,637	868,985
Noninterest-bearing	943,127	895,676
Total deposits	$22,601,454	$21,816,146

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2022:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$171,772	$180,025	$351,797
Over three through six months	182,045	199,301	381,346
Over six through twelve months	361,888	293,603	655,491
One to two years	89,003	21,527	110,530
Two to three years	49,814	11,053	60,867
Three to four years	43,595	17,297	60,892
Four to five years	38,887	6,754	45,641
Thereafter	416	700	1,116
Total	$937,420	$730,260	$1,667,680

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $0.7 billion and $0.8 billion as of June 30, 2022 and December 31, 2021, respectively. Overdrawn deposit accounts are classified as loans and totaled $7.0 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2022	$(705,768)	$188,266	$(517,502)
Three months ended June 30, 2022
Investment securities:
Unrealized net losses arising during the period	(91,352)	24,369	(66,983)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	19,929	(5,317)	14,612
Net change in investment securities	(71,423)	19,052	(52,371)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(1,523)	407	(1,116)
Reclassification of net gains included in net income	(638)	170	(468)
Net change in cash flow derivative hedges	(2,161)	577	(1,584)
Other comprehensive loss	(73,584)	19,629	(53,955)
Accumulated other comprehensive loss at June 30, 2022	$(779,352)	$207,895	$(571,457)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Six months ended June 30, 2022
Investment securities:
Unrealized net losses arising during the period	(629,437)	167,903	(461,534)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	19,929	(5,317)	14,612
Net change in investment securities	(609,508)	162,586	(446,922)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(3,239)	865	(2,374)
Reclassification of net gains included in net income	(638)	170	(468)
Net change in cash flow derivative hedges	(3,877)	1,035	(2,842)
Other comprehensive loss	(613,385)	163,621	(449,764)
Accumulated other comprehensive loss at June 30, 2022	$(779,352)	$207,895	$(571,457)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2021	$(59,238)	$15,803	$(43,435)
Three months ended June 30, 2021
Investment securities:
Unrealized net gains arising during the period	18,831	(5,023)	13,808
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	18,729	(4,996)	13,733
Other comprehensive income	18,729	(4,996)	13,733
Accumulated other comprehensive loss at June 30, 2021	$(40,509)	$10,807	$(29,702)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Six months ended June 30, 2021
Investment securities:
Unrealized net losses arising during the period	(83,505)	22,274	(61,231)
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	(83,607)	22,301	(61,306)
Other comprehensive loss	(83,607)	22,301	(61,306)
Accumulated other comprehensive loss at June 30, 2021	$(40,509)	$10,807	$(29,702)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended June 30, 2022
Balance at beginning of period	$(24,390)	$(491,854)	$—	$(1,258)	$(517,502)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	338,816	(338,816)	—	—
Other comprehensive (loss) income	—	(66,983)	14,612	(1,584)	(53,955)
Balance at end of period	$(24,390)	$(220,021)	$(324,204)	$(2,842)	$(571,457)

Six Months Ended June 30, 2022
Balance at beginning of year	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	338,816	(338,816)	—	—
Other comprehensive (loss) income	—	(461,534)	14,612	(2,842)	(449,764)
Balance at end of period	$(24,390)	$(220,021)	$(324,204)	$(2,842)	$(571,457)

Three Months Ended June 30, 2021
Balance at beginning of period	$(31,737)	$(11,698)	$—	$—	$(43,435)
Other comprehensive income	—	13,733	—	—	13,733
Balance at end of period	$(31,737)	$2,035	$—	$—	$(29,702)

Six Months Ended June 30, 2021
Balance at beginning of year	$(31,737)	$63,341	$—	$—	$31,604
Other comprehensive loss	—	(61,306)	—	—	(61,306)
Balance at end of period	$(31,737)	$2,035	$—	$—	$(29,702)

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

The table below sets forth those ratios at June 30, 2022 and December 31, 2021:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,828,576	11.98%	$1,818,243	11.91%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,828,576	11.98%	1,818,243	11.91%	6.00%	8.00%
Total capital to risk-weighted assets	2,006,476	13.14%	1,996,143	13.07%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,828,576	7.54%	1,818,243	7.50%	4.00%	5.00%

December 31, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,783,113	12.24%	$1,769,214	12.14%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,783,113	12.24%	1,769,214	12.14%	6.00%	8.00%
Total capital to risk-weighted assets	1,965,280	13.49%	1,951,377	13.40%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,783,113	7.24%	1,769,214	7.18%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of June 30, 2022, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2022, to change the capital adequacy category of the Company or the Bank.

10. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps that are designated as a fair value hedge or cash flow hedge. The derivatives are recognized on the unaudited interim consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$4,932	$(3,877)	$67,500	$—	$(1,211)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,937,558	5,454	(23,984)	2,827,582	50,898	—
Visa derivative	107,464	—	(3,786)	105,916	—	(5,530)
Interest rate caps and floors	—	—	—	148,800	27	(27)
Foreign exchange contracts	232	—	—	217	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of June 30, 2022 and December 31, 2021, the amount of initial margin cash collateral received by the Company was $0.8 million and $1.7 million, respectively. As of June 30, 2022 and December 31, 2021, the variation margin was $18.5 million and $50.9 million, respectively.

As of June 30, 2022, the Company pledged $29.8 million in financial instruments and received $30.7 million in cash as collateral for interest rate swaps. As of December 31, 2021, the Company pledged $30.3 million in financial instruments and $18.1 million in cash as collateral for interest rate swaps. As of June 30, 2022 and December 31, 2021, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At June 30, 2022 and December 31, 2021, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of June 30, 2022 and December 31, 2021, the interest rate swap had a positive fair value of $4.9 million and a negative fair value of $1.0 million, respectively. The swap was executed in the fourth quarter of 2021, will start in the fourth quarter of 2023, and will mature in 2041. The Company will receive a USD Federal Funds floating rate and will pay a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2022 and 2021:

	Gains (losses) recognized in	Three Months Ended		Six Months Ended
	the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2022	2021	2022	2021
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$4,631	$121	$6,143	$313
Recognized on hedged item	Loans and lease financing	(4,729)	(138)	(6,346)	(387)

As of June 30, 2022 and December 31, 2021, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$62,542	$68,707	$(4,958)	$1,207

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

As of June 30, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $3.9 million. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

The interest rate swaps are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2022:

(dollars in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(1,523)	$(3,239)
Pretax net gains reclassified from accumulated other comprehensive income to interest income from loans and lease financing	(638)	(638)

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $2.2 million as a decrease to interest income from loans and lease financing. As of June 30, 2022, the maximum length of time over which forecasted transactions are hedged is approximately two years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Net gains (losses) recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2022	2021	2022	2021
Derivatives Not Designated As Hedging Instruments:
Visa derivative	Other noninterest income	$123	$(23)	(1,357)	3
Foreign exchange contracts	Other noninterest income	(6)	—	—	—

As of June 30, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.9 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $5.5 million and a negative fair value of $24.0 million. The Company received floating rates ranging from 1.06% to 4.06% and paid fixed rates ranging from 2.06% to 6.19%. The swaps mature between July 2022 and June 2040. As of December 31, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $50.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.00% to 3.55% and paid fixed rates ranging from 2.02% to 6.19%. These swaps resulted in net interest expense of nil during both the three and six months ended June 30, 2022 and 2021.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.5 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6059. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $3.8 million and $5.5 million was included in the unaudited interim consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 15. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended June 30, 2022 and 2021, and $0.1 million were recognized during both the six months ended June 30, 2022 and 2021.

Credit-Risk Related Contingent Features

Some of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was $0.1 million and $26.9 million at June 30, 2022 and December 31, 2021, respectively, for which we posted nil and $19.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2022 and December 31, 2021, we may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $91.7 million and $95.5 million at June 30, 2022 and December 31, 2021, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $8.2 million and $10.7 million at June 30, 2022 and December 31, 2021, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2022 have maturities ranging from August 2022 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,584,364	$6,490,301
Standby letters of credit	232,024	182,447
Commercial letters of credit	3,409	3,307

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended June 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$107,368	$36,826	$953	$145,147

Service charges on deposit accounts	6,085	413	345	6,843
Credit and debit card fees	—	15,243	1,206	16,449
Other service charges and fees	6,306	417	487	7,210
Trust and investment services income	8,759	—	—	8,759
Other	175	2,873	287	3,335
Not in scope of Topic 606(1)	1,160	1,469	(1,088)	1,541
Total noninterest income	22,485	20,415	1,237	44,137
Total revenue	$129,853	$57,241	$2,190	$189,284

	Six Months Ended June 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$201,416	$71,914	$5,689	$279,019

Service charges on deposit accounts	12,734	759	851	14,344
Credit and debit card fees	—	28,269	2,422	30,691
Other service charges and fees	12,869	1,198	856	14,923
Trust and investment services income	17,642	—	—	17,642
Other	303	5,457	545	6,305
Not in scope of Topic 606(1)	2,252	3,387	(4,027)	1,612
Total noninterest income	45,800	39,070	647	85,517
Total revenue	$247,216	$110,984	$6,336	$364,536
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended June 30, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$97,106	$40,234	$(5,859)	$131,481

Service charges on deposit accounts	5,788	341	503	6,632
Credit and debit card fees	—	14,692	1,440	16,132
Other service charges and fees	5,983	1,590	382	7,955
Trust and investment services income	8,707	—	—	8,707
Other	149	623	367	1,139
Not in scope of Topic 606(1)	1,868	2,282	4,656	8,806
Total noninterest income	22,495	19,528	7,348	49,371
Total revenue	$119,601	$59,762	$1,489	$180,852

	Six Months Ended June 30, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$191,560	$78,500	$(9,421)	$260,639

Service charges on deposit accounts	11,874	564	912	13,350
Credit and debit card fees	—	27,217	2,868	30,085
Other service charges and fees	11,547	2,065	734	14,346
Trust and investment services income	17,199	—	—	17,199
Other	228	2,119	703	3,050
Not in scope of Topic 606(1)	5,222	3,604	6,383	15,209
Total noninterest income	46,070	35,569	11,600	93,239
Total revenue	$237,630	$114,069	$2,179	$353,878
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and six months ended June 30, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and one vendor in the current year, which are being amortized over the term of the respective contracts. As of June 30, 2022 and December 31, 2021, the Company had contract liabilities of $2.6 million and $3.0 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2022, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.5 million, respectively, due to the passage of time. For the three and six months ended June 30, 2021, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2022 and December 31, 2021, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2022 and December 31, 2021. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

13. Earnings per Share

For the three and six months ended June 30, 2022, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 149,000 and 22,000 antidilutive securities, respectively. For the three and six months ended June 30, 2021, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and six months ended June 30, 2022 and 2021, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$59,360	$86,741	$117,079	$144,434

Denominator:
Basic: weighted-average shares outstanding	127,672,244	129,392,339	127,614,564	129,661,228
Add: weighted-average equity-based awards	342,533	436,508	494,066	503,534
Diluted: weighted-average shares outstanding	128,014,777	129,828,847	128,108,630	130,164,762

Basic earnings per share	$0.46	$0.67	$0.92	$1.11
Diluted earnings per share	$0.46	$0.67	$0.91	$1.11

14. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2022 and 2021:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2022	2021	2022	2021
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$214	$264
Interest cost	Other noninterest expense	1,361	1,231	143	131
Expected return on plan assets	Other noninterest expense	(782)	(766)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,269	1,720	(101)	—
Total net periodic benefit cost		$1,848	$2,185	$256	$395

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$429	$528
Interest cost	Other noninterest expense	2,722	2,462	287	262
Expected return on plan assets	Other noninterest expense	(1,565)	(1,532)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	2,537	3,440	(202)	—
Total net periodic benefit cost		$3,694	$4,370	$514	$790

Leases

The Company recognized operating lease income related to lease payments of $1.6 million for both the three months ended June 30, 2022 and 2021, and $3.1 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company recognized $1.6 million and $1.5 million of lease income related to variable lease payments for the three months ended June 30, 2022 and 2021, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2022 and December 31, 2021, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6059. The Visa derivative of $3.8 million and $5.5 million was included in the unaudited interim consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below:

	Fair Value Measurements as of June 30, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$159,165	$—	$159,165
Government-sponsored enterprises debt securities	—	19,963	—	19,963
Mortgage-backed securities:
Residential - Government agency(1)	—	67,958	—	67,958
Residential - Government-sponsored enterprises(1)	—	1,333,015	—	1,333,015
Commercial - Government agency	—	267,657	—	267,657
Commercial - Government-sponsored enterprises	—	141,836	—	141,836
Commercial - Non-agency	—	21,550	—	21,550
Collateralized mortgage obligations:
Government agency	—	1,025,339	—	1,025,339
Government-sponsored enterprises	—	684,560	—	684,560
Collateralized loan obligations	—	246,703	—	246,703
Total available-for-sale securities	—	3,967,746	—	3,967,746
Other assets(2)	6,703	10,386	—	17,089
Liabilities
Other liabilities(3)	—	(27,861)	(3,786)	(31,647)
Total	$6,703	$3,950,271	$(3,786)	$3,953,188
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$192,563	$—	$192,563
Mortgage-backed securities:
Residential - Government agency(1)	—	137,264	—	137,264
Residential - Government-sponsored enterprises(1)	—	1,491,100	—	1,491,100
Commercial - Government agency	—	387,663	—	387,663
Commercial - Government-sponsored enterprises	—	1,369,443	—	1,369,443
Collateralized mortgage obligations:
Government agency	—	2,079,523	—	2,079,523
Government-sponsored enterprises	—	2,621,044	—	2,621,044
Collateralized loan obligations	—	105,247	—	105,247
Debt securities issued by states and political subdivisions	—	44,185	—	44,185
Total available-for-sale securities	—	8,428,032	—	8,428,032
Other assets(2)	7,382	50,925	—	58,307
Liabilities
Other liabilities(3)	—	(1,238)	(5,530)	(6,768)
Total	$7,382	$8,477,719	$(5,530)	$8,479,571
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(3,786)	Discounted Cash Flow	Expected Conversion Rate - 1.6059(1)	1.5885-1.6059
			Expected Term - 1 year(2)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(5,530)	Discounted Cash Flow	Expected Conversion Rate - 1.6181(1)	1.5885-1.6181
			Expected Term - 1 year(2)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(2)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and six months ended June 30, 2022 and 2021, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021 are summarized below:

	Visa Derivative
(dollars in thousands)	2022	2021
Three Months Ended June 30,
Balance as of April 1,	$(5,794)	$(3,369)
Total net gains (losses) included in other noninterest income	123	(23)
Settlements	1,885	1,260
Balance as of June 30,	$(3,786)	$(2,132)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$123	$(23)

Six Months Ended June 30,
Balance as of January 1,	$(5,530)	$(4,554)
Total net (losses) gains included in other noninterest income	(1,357)	3
Settlements	3,101	2,419
Balance as of June 30,	$(3,786)	$(2,132)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(1,357)	$3

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	June 30, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,533,676	$279,629	$1,254,047	$—	$1,533,676
Investment securities held-to-maturity	4,093,215	—	3,910,780	—	3,910,780
Loans held for sale	180	—	182	—	182
Loans(1)	13,018,119	—	—	12,587,779	12,587,779

Financial liabilities:
Time deposits(2)	$1,667,680	$—	$1,636,768	$—	$1,636,768

	December 31, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,258,469	$246,716	$1,011,753	$—	$1,258,469
Loans held for sale	538	—	542	—	542
Loans(1)	12,730,605	—	—	12,791,811	12,791,811

Financial liabilities:
Time deposits(2)	$1,776,438	$—	$1,773,321	$—	$1,773,321
(1)	Excludes financing leases of $244.7 million at June 30, 2022 and $231.4 million at December 31, 2021.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $20.9 billion as of June 30, 2022 and $20.0 billion as of December 31, 2021.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of June 30, 2022 and December 31, 2021, the Company had $6.8 billion and $6.7 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $42.4 million and $44.3 million at June 30, 2022 and December 31, 2021, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of June 30, 2022 and December 31, 2021. Additionally, there were no nonrecurring fair value adjustments for both the three and six months ended June 30, 2022 and 2021.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2022
Net interest income	$107,368	$36,826	$953	$145,147
Provision for credit losses	(386)	(614)	—	(1,000)
Net interest income after provision for credit losses	106,982	36,212	953	144,147

Noninterest income	22,485	20,415	1,237	44,137
Noninterest expense	(73,357)	(26,962)	(8,856)	(109,175)
Income (loss) before (provision) benefit for income taxes	56,110	29,665	(6,666)	79,109

(Provision) benefit for income taxes	(13,896)	(7,251)	1,398	(19,749)
Net income (loss)	$42,214	$22,414	$(5,268)	$59,360

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2022
Net interest income	$201,416	$71,914	$5,689	$279,019
Benefit for credit losses	1,455	1,928	1,364	4,747
Net interest income after benefit for credit losses	202,871	73,842	7,053	283,766

Noninterest income	45,800	39,070	647	85,517
Noninterest expense	(143,577)	(53,467)	(16,173)	(213,217)
Income (loss) before (provision) benefit for income taxes	105,094	59,445	(8,473)	156,066

(Provision) benefit for income taxes	(26,046)	(14,504)	1,563	(38,987)
Net income (loss)	$79,048	$44,941	$(6,910)	$117,079

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2021
Net interest income (expense)	$97,106	$40,234	$(5,859)	$131,481
Benefit for credit losses	12,654	17,465	4,881	35,000
Net interest income (expense) after provision for credit losses	109,760	57,699	(978)	166,481

Noninterest income	22,495	19,528	7,348	49,371
Noninterest expense	(62,115)	(24,993)	(12,280)	(99,388)
Income (loss) before (provision) benefit for income taxes	70,140	52,234	(5,910)	116,464

(Provision) benefit for income taxes	(17,884)	(13,285)	1,446	(29,723)
Net income (loss)	$52,256	$38,949	$(4,464)	$86,741

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2021
Net interest income (expense)	$191,560	$78,500	$(9,421)	$260,639
Benefit for credit losses	14,124	19,495	1,381	35,000
Net interest income (expense) after provision for credit losses	205,684	97,995	(8,040)	295,639

Noninterest income	46,070	35,569	11,600	93,239
Noninterest expense	(125,004)	(47,471)	(23,219)	(195,694)
Income (loss) before (provision) benefit for income taxes	126,750	86,093	(19,659)	193,184

(Provision) benefit for income taxes	(32,010)	(21,629)	4,889	(48,750)
Net income (loss)	$94,740	$64,464	$(14,770)	$144,434

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular; a sustained period of high inflation; our dependence on the real estate markets in which we operate; risk arising from conditions in the commercial real estate market; concentration of exposures to certain asset classes and individual obligors; interest rate risk and fluctuations in interest rates; changes or the discontinuance of the London Interbank Offered Rate (“LIBOR”); the possibility of a decline in the value of the investment securities we own; the possibility of a deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, our ability to raise additional capital in the future; our ability to maintain, attract and retain customer relationships; our ability to attract and retain key personnel and other skilled employees; the effectiveness of our techniques for managing risk and our use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular; the effectiveness of the appraisals and other valuation techniques we use; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the possibility of employee misconduct or mistakes; changes in the actual or perceived soundness or condition of other financial institutions; consumer protection initiatives related to the foreclosure process; risks in connection with any sale of loans; the possibility that certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations; issues regarding the accuracy and completeness of information about customers and counterparties; risks associated with our accounting estimates and risk management processes and controls. changes in our accounting policies or in accounting standards; risks relating to the geographic concentration in our existing markets; risks relating to competition in a highly competitive industry and market area; the possibility that new lines of business, products, product enhancements or services may subject us to additional risks; a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them; technological change; future legislative or regulatory change; risks relating to our bank in times of stress; capital adequacy requirements; the possibility that we may not pay dividends on our common stock in the future; the possibility of rulemaking changes implemented by the CFPB; the possibility of litigation and regulatory actions; the possibility of increases in FDIC insurance premiums; the risk of non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations; risks regarding regulations relating to privacy, information security and data protection, and differences in regulation; risks relating to our use of third-party vendors and our other ongoing third-party business relationships; environmental liability risks associated with our bank branches and any real estate collateral we acquire upon foreclosure; the possibility of litigation pertaining to our fiduciary responsibilities; the impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis; the effects of severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events; volatility in our stock price; the possibility of future sales and issuances of our common stock; the possibility of unexpected tax liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions to facilitate FHI’s initial public offering; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy continues to reflect growth during the six months ended June 30, 2022. The statewide seasonally adjusted unemployment rate was 4.3% in June 2022 compared to 7.7% in June 2021 and 13.9% in June 2020, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally adjusted unemployment rate was 3.6% in June 2022 compared to 5.9% in June 2021 and 11.1% in June 2020.

Domestic visitor arrivals are near pre-pandemic levels, with average daily domestic passenger counts during the first six months of 2022 at approximately 85.4% of the average daily passenger counts during the first six months of 2019. Prior to the pandemic, tourists from Japan represented a significant portion of international visitors to the state. We are beginning to see an increase in Japanese visitors but are still well below the arrival count before the pandemic. Visitor arrivals from Japan during the first six months of 2022 were 34,925 as compared to 7,448 during the first six months of 2021 and 734,235 during the first six months of 2019.

For the six months ended June 30, 2022, the volume of single-family home sales decreased by 8.8%, while condominium sales increased by 7.5%, in each case as compared to the same period in 2021, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $1,100,000 and $515,000, respectively, or an increase of 17.0% and 13.2%, respectively, for the six months ended June 30, 2022 as compared to the same period in 2021. As of June 30, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 1.5 and 1.6 months, respectively. Lastly, state general excise and use tax revenues increased by 24.0% for the six months ended June 30, 2022 as compared to the same period in 2021, according to the Hawaii Department of Business, Economic Development & Tourism.

There remains many uncertainties related to COVID-19 including, among other things, the impact of a recent increase in case numbers throughout the United States, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole, as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to mitigate both the economic and health-related effects of COVID-19. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding (i) the impact of the COVID-19 pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the COVID-19 pandemic, particularly as they relate to the banking and financial services industry.

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

In recent periods, the increase in inflationary conditions accelerated due to, among other factors, global supply chain disruptions caused by the pandemic. Higher gasoline and other commodity prices or supply chain disruptions resulting from Russia’s ongoing invasion of Ukraine are also contributing to higher inflation levels, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers.

Our operating costs have increased as inflationary conditions put upward pressure on the Company’s expenses. As virtually all of our assets and liabilities are monetary in nature, interest rates (which do not necessarily move in the same direction or the same extent as the prices of goods and services) generally have a more significant impact on our performance than do general levels of inflation. Rising interest rates, which are expected to continue to rise, may contribute to increased net interest margins and benefit our net interest income as our assets are expected to reprice faster and to a greater degree than our liabilities. Changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. In addition, changes in interest rates also have a significant impact on (i) the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet and (ii) the level of loan refinancing activity in our portfolio, which impacts the amount of prepayment penalty income we receive on loans we hold. In addition, we may incur debt in the future, and that debt may also be sensitive to interest rates.

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of June 30, 2022, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 11.98%, compared to the minimum requirement of 4.50%. We continue to maintain high levels of liquidity. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Income Statement Data:
Interest income	$149,744	$136,222	$286,365	$270,798
Interest expense	4,597	4,741	7,346	10,159
Net interest income	145,147	131,481	279,019	260,639
Provision for credit losses	1,000	(35,000)	(4,747)	(35,000)
Net interest income after provision for credit losses	144,147	166,481	283,766	295,639
Noninterest income	44,137	49,371	85,517	93,239
Noninterest expense	109,175	99,388	213,217	195,694
Income before provision for income taxes	79,109	116,464	156,066	193,184
Provision for income taxes	19,749	29,723	38,987	48,750
Net income	$59,360	$86,741	$117,079	$144,434
Basic earnings per share	$0.46	$0.67	$0.92	$1.11
Diluted earnings per share	$0.46	$0.67	$0.91	$1.11
Basic weighted-average outstanding shares	127,672,244	129,392,339	127,614,564	129,661,228
Diluted weighted-average outstanding shares	128,014,777	129,828,847	128,108,630	130,164,762
Dividends declared per share	$0.26	$0.26	$0.52	$0.52
Dividend payout ratio	56.52%	38.81%	57.14%	46.85%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.60%	2.46%	2.51%	2.50%
Efficiency ratio	57.33%	54.74%	58.15%	55.12%
Return on average total assets	0.94%	1.45%	0.94%	1.24%
Return on average tangible assets (non-GAAP)(2)	0.98%	1.51%	0.98%	1.30%
Return on average total stockholders' equity	10.52%	12.92%	9.82%	10.75%
Return on average tangible stockholders' equity (non-GAAP)(2)	18.79%	20.51%	16.76%	16.99%
Noninterest expense to average assets	1.73%	1.66%	1.71%	1.68%
				(continued)

(continued)	June 30,	December 31,
(dollars in thousands, except per share data)	2022	2021
Balance Sheet Data:
Cash and cash equivalents	$1,533,676	$1,258,469
Investment securities available-for-sale	3,967,746	8,428,032
Investment securities held-to-maturity	4,093,215	—
Loans and leases	13,262,781	12,961,999
Allowance for credit losses for loans and leases	148,942	157,262
Goodwill	995,492	995,492
Total assets	25,377,533	24,992,410
Total deposits	22,601,454	21,816,146
Total liabilities	23,124,922	22,335,498
Total stockholders' equity	2,252,611	2,656,912
Book value per share	$17.67	$20.84
Tangible book value per share (non-GAAP)(2)	$9.86	$13.03

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.06%	0.05%
Allowance for credit losses for loans and leases / total loans and leases	1.12%	1.21%
Net charge-offs / average total loans and leases(3)	0.08%	0.10%

	June 30,	December 31,
Capital Ratios:	2022	2021
Common Equity Tier 1 Capital Ratio	11.98%	12.24%
Tier 1 Capital Ratio	11.98%	12.24%
Total Capital Ratio	13.14%	13.49%
Tier 1 Leverage Ratio	7.54%	7.24%
Total stockholders' equity to total assets	8.88%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	5.16%	6.92%
(1)	Except for the efficiency ratio, amounts are annualized for the three and six months ended June 30, 2022 and 2021.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the six months ended June 30, 2022.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Income Statement Data:
Noninterest expense	$109,175	$99,388	$213,217	$195,694

Net income	$59,360	$86,741	$117,079	$144,434

Average total stockholders' equity	$2,262,654	$2,691,966	$2,404,471	$2,709,735
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,267,162	$1,696,474	$1,408,979	$1,714,243

Average total assets	$25,250,176	$24,015,065	$25,165,783	$23,482,839
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$24,254,684	$23,019,573	$24,170,291	$22,487,347

Return on average total stockholders' equity(a)	10.52%	12.92%	9.82%	10.75%
Return on average tangible stockholders' equity (non-GAAP)(a)	18.79%	20.51%	16.76%	16.99%

Return on average total assets(a)	0.94%	1.45%	0.94%	1.24%
Return on average tangible assets (non-GAAP)(a)	0.98%	1.51%	0.98%	1.30%

Noninterest expense to average assets(a)	1.73%	1.66%	1.71%	1.68%

	As of	As of
	June 30,	December 31,
(dollars in thousands, except share amount and per share data)	2022	2021
Balance Sheet Data:
Total stockholders' equity	$2,252,611	$2,656,912
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,257,119	$1,661,420

Total assets	$25,377,533	$24,992,410
Less: goodwill	995,492	995,492
Tangible assets	$24,382,041	$23,996,918

Shares outstanding	127,451,087	127,502,472

Total stockholders' equity to total assets	8.88%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.16%	6.92%

Book value per share	$17.67	$20.84
Tangible book value per share (non-GAAP)	$9.86	$13.03
(a)	Annualized for the three and six months ended June 30, 2022 and 2021.

Financial Highlights

Net income was $59.4 million for the three months ended June 30, 2022, a decrease of $27.4 million or 32% as compared to the same period in 2021. Basic and diluted earnings per share were both $0.46 per share for the three months ended June 30, 2022, a decrease of $0.21 per share or 31% as compared to the same period in 2021. Net income was impacted by a $13.7 million increase in net interest income driven by the rising interest rate environment and a $10.0 million decrease in the provision for income taxes. The decrease in net income was primarily due to a provision for credit losses (the “Provision”) of $1.0 million for the three months ended June 30, 2022, compared to a negative provision of $35.0 million for the three months ended June 30, 2021, in addition to a $9.8 million increase in noninterest expense and a $5.2 million decrease in noninterest income.

Our return on average total assets was 0.94% for the three months ended June 30, 2022, a decrease of 51 basis points from the same period in 2021, and our return on average total stockholders’ equity was 10.52% for the three months ended June 30, 2022, a decrease of 240 basis points from the same period in 2021. Our return on average tangible assets was 0.98% for the three months ended June 30, 2022, a decrease of 53 basis points from the same period in 2021, and our return on average tangible stockholders’ equity was 18.79% for the three months ended June 30, 2022, a decrease of 172 basis points from the same period in 2021. Our efficiency ratio was 57.33% for the three months ended June 30, 2022 compared to 54.74% for the same period in 2021.

Our results for the three months ended June 30, 2022 were highlighted by the following:

●	Net interest income was $145.1 million for the three months ended June 30, 2022, an increase of $13.7 million or 10% as compared to the same period in 2021. Our net interest margin was 2.60% for the three months ended June 30, 2022, an increase of 14 basis points as compared to the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our investment securities portfolio, higher yields on interest-bearing deposits in other banks, higher yields in a few loan categories and lower borrowing costs, partially offset by lower average balances in a few loan categories and higher deposit funding costs compared to the same period in 2021.

●	There was a Provision of $1.0 million for the three months ended June 30, 2022, compared to a negative provision of $35.0 million for the same period in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $44.1 million for the three months ended June 30, 2022, a decrease of $5.2 million or 11% as compared to the same period in 2021. The decrease was primarily due to a negative $0.9 million of Bank-owned life insurance (“BOLI”) income as compared to $3.1 million of BOLI income for the same period in 2021, as well as a $1.3 million decrease in other service charges and fees.

●	Noninterest expense was $109.2 million for the three months ended June 30, 2022, an increase of $9.8 million or 10% compared to the same period in 2021. The increase in noninterest expense was primarily due to a $3.9 million increase in salaries and employee benefits, a $2.1 million increase in contracted services and professional fees, a $1.4 million increase in equipment expense, a $1.0 million increase in card rewards program expense and a $0.5 million increase in advertising and marketing expense.

Net income was $117.1 million for the six months ended June 30, 2022, a decrease of $27.4 million or 19% as compared to the same period in 2021. Basic earnings per share was $0.92 per share for the six months ended June 30, 2022, a decrease of $0.19 per share as compared to the same period in 2021. Diluted earnings per share was $0.91 per share for the six months ended June 30, 2022, a decrease of $0.20 per share as compared to the same period in 2021. The decrease in net income was primarily due to a negative Provision of $4.7 million for the six months ended June 30, 2022, compared to a negative Provision of $35.0 million for the six months ended June 30, 2021. The decrease in net income was also due to a $17.5 million increase in noninterest expense and a $7.7 million decrease in noninterest income. This was partially offset by an $18.4 million increase in net interest income and a $10.0 million decrease in the provision for income taxes for the six months ended June 30, 2022.

Our return on average total assets was 0.94% for the six months ended June 30, 2022, a decrease of 30 basis points from the same period in 2021, and our return on average total stockholders’ equity was 9.82% for the six months ended June 30, 2022, a decrease of 93 basis points for the same period in 2021. Our return on average tangible assets was 0.98% for the six months ended June 30, 2022, a decrease of 32 basis points from the same period in 2021, and our return on average tangible stockholders’ equity was 16.76% for the six months ended June 30, 2022, a decrease of 23 basis points for the same period in 2021. Our efficiency ratio was 58.15% for the six months ended June 30, 2022 compared to 55.12% for the same period in 2021.

Our results for the six months ended June 30, 2022 were highlighted by the following:

●	Net interest income was $279.0 million for the six months ended June 30, 2022, an increase of $18.4 million or 7% as compared to the same period in 2021. Our net interest margin was 2.51% for the six months ended June 30, 2022, an increase of one basis point as compared to the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our investment securities portfolio, higher yields on interest-bearing deposits in other banks, and lower borrowing costs. This was partially offset by lower average balances in a few loan categories compared to the same period in 2021.

●	There was a negative Provision of $4.7 million for the six months ended June 30, 2022, compared to a negative Provision of $35.0 million for the same period in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $85.5 million for the six months ended June 30, 2022, a decrease of $7.7 million or 8% as compared to the same period in 2021. The decrease was primarily due to a negative $1.3 million of Bank-owned life insurance (“BOLI”) income as compared to $5.5 million of BOLI income for the same period in 2021, as well as a $2.4 million decrease in other noninterest income, partially offset by a $1.0 million increase in service charges on deposit accounts and a $0.6 million increase in credit and debit card fees.

●	Noninterest expense was $213.2 million for the six months ended June 30, 2022, an increase of $17.5 million or 9% as compared to the same period in 2021. The increase in noninterest expense was primarily due to an $8.2 million increase in salaries and employee benefits expense, a $3.1 million increase in card rewards program expense, a $2.1 million increase in contracted services and professional fees, a $1.9 million increase in equipment expense, a $1.0 million increase in advertising and marketing expense and a $0.7 million increase in regulatory assessment and fees.

Hawaii’s economy continues to show improvement through the first six months of 2022 as COVID-19 was less disruptive. Domestic visitor arrivals to Hawaii have reached near pre-pandemic levels, while visitor arrivals from Japan, traditionally Hawaii’s largest international market, have started to slowly increase. There remains many uncertainties related to COVID-19, including the impact of a recent increase in case numbers throughout the United States.

We continued to maintain high levels of liquidity and remained well-capitalized as of June 30, 2022. CET1 was 11.98% as of June 30, 2022, a decrease of 26 basis points from December 31, 2021. The decrease in CET1 was primarily due to loan growth as well as the dividends declared and paid to the Company’s stockholders, partially offset by earnings for the six months ended June 30, 2022.

●	Total loans and leases were $13.3 billion as of June 30, 2022, an increase of $300.8 million or 2% from December 31, 2021. The increase in total loans and leases was primarily due to increases in commercial real estate loans and residential mortgage loans, partially offset by a decrease in PPP loans, which are included in commercial and industrial loans, and decreases in construction loans and consumer loans.

●	The ACL was $148.9 million as of June 30, 2022, a decrease of $8.3 million or 5% from December 31, 2021. This decrease was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality and moderate improvement in the economic outlook during the six months ended June 30, 2022. The ratio of our ACL to total loans and leases outstanding was 1.12% as of June 30, 2022, a decrease of nine basis points compared to December 31, 2021.

●	We continued to invest in high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. The total carrying value of our investment securities portfolio was $8.1 billion as of June 30, 2022, a decrease of $367.1 million or 4% from December 31, 2021. The decrease was primarily due to a lower valuation resulting from higher market interest rates as of June 30, 2022, relative to December 31, 2021. During the second quarter of 2022, we reclassified at fair value $4.1 billion in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment.

●	Total deposits were $22.6 billion as of June 30, 2022, an increase of $785.3 million or 4% from December 31, 2021. The increase in total deposits was primarily due to a $630.4 million increase in savings deposit balances, a $217.0 million increase in demand deposit balances and a $46.6 million increase in money market deposit balances, partially offset by a $108.8 million decrease in time deposit balances.

●	Total stockholders’ equity was $2.3 billion as of June 30, 2022, a decrease of $404.3 million or 15% from December 31, 2021. The decrease in stockholders’ equity was primarily due to net unrealized losses in our investment securities portfolio, net of tax, of $446.9 million and dividends declared and paid to the Company’s stockholders of $66.4 million, partially offset by earnings for the period of $117.1 million.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2022 and 2021, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,297.3	$2.8	0.85%	$1,503.0	$0.4	0.10%
Available-for-Sale Investment Securities
Taxable	3,946.4	16.6	1.68	6,298.3	22.5	1.43
Non-Taxable	8.4	0.1	5.26	468.4	2.7	2.30
Held-to-Maturity Investment Securities
Taxable	3,533.6	15.0	1.70	—	—	—
Non-Taxable	607.0	4.1	2.71	—	—	—
Total Investment Securities	8,095.4	35.8	1.77	6,766.7	25.2	1.49
Loans Held for Sale	0.3	—	5.06	2.0	—	1.44
Loans and Leases (1)
Commercial and industrial	1,951.3	15.0	3.09	2,882.1	21.1	2.94
Commercial real estate	3,808.9	30.7	3.23	3,419.7	25.3	2.97
Construction	711.3	6.3	3.57	800.9	6.3	3.15
Residential:
Residential mortgage	4,183.0	36.7	3.51	3,765.4	34.0	3.62
Home equity line	945.7	5.9	2.49	812.6	5.5	2.72
Consumer	1,218.0	15.5	5.09	1,277.9	16.9	5.32
Lease financing	240.4	2.1	3.53	246.5	1.9	3.06
Total Loans and Leases	13,058.6	112.2	3.44	13,205.1	111.0	3.37
Other Earning Assets	69.0	0.1	0.79	62.5	0.3	1.91
Total Earning Assets (2)	22,520.6	150.9	2.68	21,539.3	136.9	2.55
Cash and Due from Banks	300.8			290.7
Other Assets	2,428.8			2,185.1
Total Assets	$25,250.2			$24,015.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,971.3	$1.7	0.10%	$6,361.8	$0.5	0.03%
Money Market	4,127.4	1.4	0.14	3,783.1	0.5	0.06
Time	1,671.4	1.5	0.36	2,034.5	2.3	0.45
Total Interest-Bearing Deposits	12,770.1	4.6	0.14	12,179.4	3.3	0.11
Long-Term Borrowings	—	—	—	200.0	1.4	2.76
Total Interest-Bearing Liabilities	12,770.1	4.6	0.14	12,379.4	4.7	0.15
Net Interest Income		$146.3			$132.2
Interest Rate Spread			2.54%			2.40%
Net Interest Margin			2.60%			2.46%
Noninterest-Bearing Demand Deposits	9,631.4			8,458.6
Other Liabilities	586.0			485.1
Stockholders' Equity	2,262.7			2,692.0
Total Liabilities and Stockholders' Equity	$25,250.2			$24,015.1
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.2 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended June 30, 2022
	Compared to June 30, 2021
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$—	$2.4	$2.4
Available-for-Sale Investment Securities
Taxable	(9.4)	3.5	(5.9)
Non-Taxable	(4.1)	1.5	(2.6)
Held-to-Maturity Investment Securities
Taxable	15.0	—	15.0
Non-Taxable	4.1	—	4.1
Total Investment Securities	5.6	5.0	10.6
Loans and Leases
Commercial and industrial	(7.1)	1.0	(6.1)
Commercial real estate	3.0	2.4	5.4
Construction	(0.8)	0.8	—
Residential:
Residential mortgage	3.7	(1.0)	2.7
Home equity line	0.9	(0.5)	0.4
Consumer	(0.7)	(0.7)	(1.4)
Lease financing	(0.1)	0.3	0.2
Total Loans and Leases	(1.1)	2.3	1.2
Other Earning Assets	—	(0.2)	(0.2)
Total Change in Interest Income	4.5	9.5	14.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	1.1	1.2
Money Market	0.1	0.8	0.9
Time	(0.4)	(0.4)	(0.8)
Total Interest-Bearing Deposits	(0.2)	1.5	1.3
Long-term Borrowings	(0.7)	(0.7)	(1.4)
Total Change in Interest Expense	(0.9)	0.8	(0.1)
Change in Net Interest Income	$5.4	$8.7	$14.1
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $146.3 million for the three months ended June 30, 2022, an increase of $14.1 million or 11% compared to the same period in 2021. Our net interest margin was 2.60% for the three months ended June 30, 2022, an increase of 14 basis points from the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our investment securities portfolio, higher yields on interest-earning deposits in other banks, higher loan yields in a few categories and lower borrowing costs, partially offset by lower average balances in a few loan categories and higher deposit funding costs during the three months ended June 30, 2022. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the three months ended June 30, 2022 and 2021 included $1.3 million and $8.1 million, respectively, of fees from PPP loans. As of June 30, 2022, there were approximately $0.9 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the three months ended June 30, 2022, the average balance of our investment securities portfolio was $8.1 billion, an increase of $1.3 billion or 20% compared to the same period in 2021. Yields on our investment securities portfolio were 1.77% for the three months ended June 30, 2022, an increase of 28 basis points as compared to the same period in 2021, primarily due to an increase in interest rates. For the three months ended June 30, 2022, the average balance of our loans and leases was $13.1 billion, a decrease of $146.5 million or 1% compared to the same period in 2021. The decrease in the average balance of our loans and leases was primarily due to a decrease in PPP loans in our commercial and industrial loan portfolio, partially offset by an increase in residential mortgage loans and commercial real estate loans. Yields on our loans and leases were 3.44% for the three months ended June 30, 2022, an increase of seven basis points as compared to the same period in 2021. We experienced an increase in our yields from total loans primarily due to increases in our commercial real estate loans. The adjustable rate commercial real estate loans are typically based on the LIBOR. Deposit funding costs were $4.6 million for the three months ended June 30, 2022, an increase of $1.3 million or 39% compared to the same period in 2021 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 14 basis points for the three months ended June 30, 2022, an increase of three basis points compared to the same period in 2021. Borrowing costs were nil for the three months ended June 30, 2022, a decrease of $1.4 billion compared to the same period in 2021 due to the termination of our long-term borrowings in November 2021.

For the six months ended June 30, 2022 and 2021, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,218.3	$3.3	0.55%	$1,222.4	$0.6	0.10%
Available-for-Sale Investment Securities
Taxable	5,862.7	45.7	1.56	6,125.1	44.6	1.46
Non-Taxable	320.8	3.9	2.41	373.7	4.0	2.11
Held-to-Maturity Investment Securities
Taxable	1,776.6	15.0	1.69	—	—	—
Non-Taxable	305.2	4.1	2.71	—	—	—
Total Investment Securities	8,265.3	68.7	1.66	6,498.8	48.6	1.49
Loans Held for Sale	0.8	—	2.60	5.6	0.1	2.28
Loans and Leases(1)
Commercial and industrial	1,962.1	29.7	3.05	2,954.0	41.5	2.84
Commercial real estate	3,721.0	56.4	3.06	3,402.6	50.2	2.98
Construction	738.9	12.1	3.30	774.0	12.1	3.16
Residential:
Residential mortgage	4,147.2	71.5	3.45	3,730.9	68.7	3.68
Home equity line	918.8	11.3	2.48	817.3	11.2	2.76
Consumer	1,218.3	31.1	5.14	1,300.7	34.7	5.37
Lease financing	233.4	4.0	3.48	244.1	3.7	3.04
Total Loans and Leases	12,939.7	216.1	3.36	13,223.6	222.1	3.38
Other Earning Assets	68.0	0.4	1.05	60.2	0.5	1.85
Total Earning Assets(2)	22,492.1	288.5	2.58	21,010.6	271.9	2.60
Cash and Due from Banks	296.5			292.3
Other Assets	2,377.2			2,179.9
Total Assets	$25,165.8			$23,482.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,820.7	$2.2	0.07%	$6,169.5	$1.1	0.04%
Money Market	4,088.3	2.0	0.09	3,657.3	1.0	0.05
Time	1,709.8	3.2	0.38	2,160.8	5.3	0.49
Total Interest-Bearing Deposits	12,618.8	7.4	0.12	11,987.6	7.4	0.12
Long-Term Borrowings	—	—	—	200.0	2.7	2.76
Total Interest-Bearing Liabilities	12,618.8	7.4	0.12	12,187.6	10.1	0.17
Net Interest Income		$281.1			$261.8
Interest Rate Spread			2.46%			2.43%
Net Interest Margin			2.51%			2.50%
Noninterest-Bearing Demand Deposits	9,563.6			8,086.1
Other Liabilities	578.9			499.4
Stockholders' Equity	2,404.5			2,709.7
Total Liabilities and Stockholders' Equity	$25,165.8			$23,482.8

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $2.1 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

Analysis of Change in Net Interest Income			Table 6
	Six Months Ended June 30, 2022
	Compared to June 30, 2021
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$—	$2.7	$2.7
Available-for-Sale Investment Securities
Taxable	(1.9)	3.0	1.1
Non-Taxable	(0.6)	0.5	(0.1)
Held-to-Maturity Investment Securities
Taxable	15.0	—	15.0
Non-Taxable	4.1	—	4.1
Total Investment Securities	16.6	3.5	20.1
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	(14.7)	2.9	(11.8)
Commercial real estate	4.8	1.4	6.2
Construction	(0.5)	0.5	—
Residential:
Residential mortgage	7.2	(4.4)	2.8
Home equity line	1.3	(1.2)	0.1
Consumer	(2.1)	(1.5)	(3.6)
Lease financing	(0.2)	0.5	0.3
Total Loans and Leases	(4.2)	(1.8)	(6.0)
Other Earning Assets	0.1	(0.2)	(0.1)
Total Change in Interest Income	12.4	4.2	16.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	1.0	1.1
Money Market	0.2	0.8	1.0
Time	(1.0)	(1.1)	(2.1)
Total Interest-Bearing Deposits	(0.7)	0.7	—
Long-Term Borrowings	(1.4)	(1.3)	(2.7)
Total Change in Interest Expense	(2.1)	(0.6)	(2.7)
Change in Net Interest Income	$14.5	$4.8	$19.3

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $281.1 million for the six months ended June 30, 2022, an increase of $19.3 million or 7% compared to the same period in 2021. Our net interest margin was 2.51% for the six months ended June 30, 2022, an increase of one basis point from the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our investment securities portfolio, higher yields on interest-bearing deposits in other banks and lower borrowing costs. This was partially offset by lower average balances in a few loan categories. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the six months ended June 30, 2022 and 2021 included $4.5 million and $14.0 million, respectively, of fees from PPP loans. As of June 30, 2022, there were approximately $0.9 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the six months ended June 30, 2022, the average balance of our investment securities portfolio was $8.3 billion, an increase of $1.8 billion or 27% compared to the same period in 2021. For the six months ended June 30, 2022, the yield in our investment securities portfolio was 1.66%, an increase of 17 basis points compared to the same period in 2021, primarily due to an increase in interest rates. For the six months ended June 30, 2022, the average balance of our loans and leases was $12.9 billion, a decrease of $283.9 million or 2% compared to the same period in 2021. The decrease in the average balance of our loans and leases was primarily due to a decrease in PPP loans in our commercial and industrial loan portfolio, partially offset by an increase in residential mortgage loans. Borrowing costs were nil for the six months ended June 30, 2022, a decrease of $2.7 billion compared to the same period in 2021 due to the termination of our long-term borrowings in November 2021.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate at the start of 2021 was 3.25%. The prime rate increased 25 basis points in March 2022 to 3.50%, 50 basis points in May 2022 to 4.00%, and 75 basis points in June 2022 to 4.75%, where it remained as at the end of the second quarter of 2022. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At June 30, 2022, the one-month and three-month U.S. dollar LIBOR interest rates were 1.79% and 2.29%, respectively, while at June 30, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.10% and 0.15%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2021 at 0.00% to 0.25%. The target range for the federal funds rate increased 25 basis points in March 2022 to 0.25% to 0.50%, 50 basis points in May 2022 to 0.75% to 1.00%, and 75 basis points in June 2022 to 1.50% to 1.75%, where it remained as at the end of the second quarter of 2022. In June 2022, the Federal Reserve indicated that it expects to increase the targeted federal funds rate through 2022 if inflation pressures remain elevated and released projections whereby the midpoint of the projected range reflected an increase in the targeted federal funds rate in both 2022 and 2023.

Provision for Credit Losses

There was a Provision of $1.0 million for the three months ended June 30, 2022, compared to a negative Provision of $35.0 million for the same period in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. We recorded net charge-offs of loans and leases of $2.3 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. This represented charge-offs of 0.07% and 0.03% of average loans and leases, on an annualized basis, for the three months ended June 30, 2022 and 2021, respectively. There was a negative Provision of $4.7 million for the six months ended June 30, 2022, compared to a negative Provision of $35.0 million for the same period in 2021. We recorded net charge-offs of loans and leases of $4.9 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. This represented charge-offs of 0.08% and 0.09% of average loans and leases, on an annualized basis, for the six months ended June 30, 2022 and 2021, respectively. The ACL was $148.9 million as of June 30, 2022, a decrease of $8.3 million or 5% from December 31, 2021 and represented 1.12% of total outstanding loans and leases as of June 30, 2022 compared to 1.21% of total outstanding loans and leases as of December 31, 2021. The reserve for unfunded commitments was $29.0 million as of June 30, 2022, compared to $30.3 million as of December 31, 2021. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended June 30, 2022 and 2021 and Table 8 presents the major components of noninterest income for the six months ended June 30, 2022 and 2021:

Noninterest Income				Table 7
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2022	2021	Change	Change
Service charges on deposit accounts	$6,843	$6,632	$211	3%
Credit and debit card fees	17,056	16,746	310	2
Other service charges and fees	9,018	10,303	(1,285)	(12)
Trust and investment services income	8,759	8,707	52	1
Bank-owned life insurance	(859)	3,104	(3,963)	(128)
Investment securities gains, net	—	102	(102)	n/m
Other	3,320	3,777	(457)	(12)
Total noninterest income	$44,137	$49,371	$(5,234)	(11)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the three months ended June 30, 2022 to the same period in 2021.

Noninterest Income				Table 8
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2022	2021	Change	Change
Service charges on deposit accounts	$14,344	$13,350	$994	7%
Credit and debit card fees	31,906	31,297	609	2
Other service charges and fees	18,672	19,149	(477)	(2)
Trust and investment services income	17,642	17,199	443	3
Bank-owned life insurance	(1,276)	5,493	(6,769)	(123)
Investment securities gains, net	—	102	(102)	n/m
Other	4,229	6,649	(2,420)	(36)
Total noninterest income	$85,517	$93,239	$(7,722)	(8)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the six months ended June 30, 2022 to the same period in 2021.

Total noninterest income was $44.1 million for the three months ended June 30, 2022, a decrease of $5.2 million or 11% as compared to the same period in 2021. Total noninterest income was $85.5 million for the six months ended June 30, 2022, a decrease of $7.7 million or 8% as compared to the same period in 2021.

Service charges on deposit accounts were $6.8 million for the three months ended June 30, 2022, an increase of $0.2 million or 3% as compared to the same period in 2021. Service charges on deposit accounts were $14.3 million for the six months ended June 30, 2022, an increase of $1.0 million or 7% as compared to the same period in 2021. This increase was primarily due to a $0.9 million increase in overdraft and checking account fees and a $0.5 million increase in account analysis service charges, partially offset by a $0.4 million decrease in checking account service fees.

Credit and debit card fees were $17.1 million for the three months ended June 30, 2022, an increase of $0.3 million or 2% as compared to the same period in 2021. Credit and debit card fees were $31.9 million for the six months ended June 30, 2022, an increase of $0.6 million or 2% as compared to the same period in 2021. This increase was primarily due to a $1.8 million increase in interchange settlement fees and a $0.8 million increase in merchant service revenues, partially offset by a $1.3 million increase in network association dues and a $0.6 million decrease in ATM interchange and surcharge fees.

Other service charges and fees were $9.0 million for the three months ended June 30, 2022, a decrease of $1.3 million or 12% as compared to the same period in 2021. This decrease was primarily due to a $1.1 million decrease in miscellaneous service fees, a $0.3 million decrease in service fees related to participation loans, a $0.2 million decrease in safe deposit box rental fees and a $0.2 million decrease in insurance income, partially offset by a $0.6 million increase in fees from annuities and securities. Other service charges and fees were $18.7 million for the six months ended June 30, 2022, a decrease of $0.5 million or 2% as compared to the same period in 2021. This decrease was primarily due to a $0.8 million decrease in miscellaneous service fees, a $0.6 million decrease in service fees related to participation loans, a $0.2 million decrease in safe deposit box rental fees and a $0.2 million decrease in insurance income, partially offset by a $1.5 million increase in fees from annuities and securities.

Trust and investment services income was $8.8 million for the three months ended June 30, 2022, an increase of $0.1 million or 1% as compared to the same period in 2021. Trust and investment services income was $17.6 million for the six months ended June 30, 2022, an increase of $0.4 million or 3% as compared to the same period in 2021.

BOLI income was a negative $0.9 million for the three months ended June 30, 2022, a decrease of $4.0 million as compared to the same period in 2021. BOLI income was a negative $1.3 million for the six months ended June 30, 2022, a decrease of $6.8 million as compared to the same period in 2021. The decrease for both periods stems from the volatility of the market, which has led to mark-to-market losses in BOLI earnings.

Net gains on the sale of investment securities were nil and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Net gains on the sale of investment securities were nil and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Other noninterest income was $3.3 million for the three months ended June 30, 2022, a decrease of $0.5 million or 12% as compared to the same period in 2021. This decrease was primarily due to a $1.2 million decrease in market adjustments on mutual funds purchased, a $0.8 million decrease in customer-related interest rate swap fees, a $0.6 million decrease in gains on the sale of bank properties and a $0.5 million decrease in gains on the sale of residential loans to government-sponsored enterprises. This was partially offset by a $1.2 million tax refund received, a $0.9 million increase in volume-based incentives and a $0.4 million increase in net mortgage servicing rights income. Other noninterest income was $4.2 million for six months ended June 30, 2022, a decrease of $2.4 million or 36% as compared to the same period in 2021. This decrease was primarily due to a $1.5 million decrease in gains on the sale of residential loans to government-sponsored enterprises, a $1.4 million increase in net losses recognized on income related to derivative contracts, a $1.0 million decrease in market adjustments on mutual funds purchased, a $0.6 million decrease in gains on the sale of bank properties and a $0.4 million decrease in net mortgage servicing rights income. This was partially offset by a $1.2 million tax refund received and a $0.9 million increase in volume-based incentives.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended June 30, 2022 and 2021 and Table 10 presents the major components of noninterest expense for the six months ended June 30, 2022 and 2021:

Noninterest Expense				Table 9
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$49,902	$45,982	$3,920	9%
Contracted services and professional fees	18,617	16,516	2,101	13
Occupancy	7,334	7,314	20	—
Equipment	7,754	6,362	1,392	22
Regulatory assessment and fees	2,301	1,826	475	26
Advertising and marketing	1,994	1,469	525	36
Card rewards program	7,285	6,262	1,023	16
Other	13,988	13,657	331	2
Total noninterest expense	$109,175	$99,388	$9,787	10%

Noninterest Expense				Table 10
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$98,128	$89,918	$8,210	9%
Contracted services and professional fees	35,764	33,704	2,060	6
Occupancy	14,744	14,484	260	2
Equipment	13,731	11,853	1,878	16
Regulatory assessment and fees	4,525	3,860	665	17
Advertising and marketing	4,022	3,060	962	31
Card rewards program	14,168	11,097	3,071	28
Other	28,135	27,718	417	2
Total noninterest expense	$213,217	$195,694	$17,523	9%

Total noninterest expense was $109.2 million for the three months ended June 30, 2022, an increase of $9.8 million or 10% as compared to the same period in 2021. Total noninterest expense was $213.2 million for the six months ended June 30, 2022, an increase of $17.5 million or 9% as compared to the same period in 2021.

Salaries and employee benefits expense was $49.9 million for the three months ended June 30, 2022, an increase of $3.9 million or 9% as compared to the same period in 2021. This increase was primarily due to a $3.6 million decrease in payroll and benefit costs being deferred as loan origination costs, a $2.2 million increase in base salaries and related payroll taxes and a $0.5 million increase in incentive compensation. This was partially offset by a $2.5 million decrease in other compensation, primarily related to an adjustment made to the deferred compensation plan as a result of market conditions, a nonrecurring severance cost of $1.2 million recorded during the three months ended June 30, 2021, and a decrease in commissions. Salaries and employee benefits expense was $98.1 million for the six months ended June 30, 2022, an increase of $8.2 million or 9% as compared to the same period in 2021. This increase was primarily due to a $6.1 million decrease in payroll and benefit costs being deferred as loan origination costs, a $3.5 million increase in base salaries and related payroll taxes and a $2.5 million increase in incentive compensation. This was partially offset by a $4.0 million decrease in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions, a nonrecurring severance cost of $1.2 million recorded during the six months ended June 30, 2021, and a decrease in commissions.

Contracted services and professional fees were $18.6 million for the three months ended June 30, 2022, an increase of $2.1 million or 13% as compared to the same period in 2021. This increase was primarily due to a $1.8 million increase in audit, legal and consultant fees, a $1.2 million increase in outside services, primarily attributable to marketing and new customer services, partially offset by a $0.8 million decrease in contracted data processing expenses. Contracted services and professional fees were $35.8 million for the six months ended June 30, 2022, an increase of $2.1 million or 6% as compared to the same period in 2021. This increase was primarily due to a $2.4 million increase in audit, legal and consultant fees, a $1.0 million increase in outside services, primarily attributable to marketing and new customer services, partially offset by a $1.3 million decrease in contracted data processing expenses.

Occupancy expense was $7.3 million for the three months ended June 30, 2022, a minimal change as compared to the same period in 2021. Occupancy expense was $14.7 million for the six months ended June 30, 2022, an increase of $0.3 million or 2% as compared to the same period in 2021.

Equipment expense was $7.8 million for the three months ended June 30, 2022, an increase of $1.4 million or 22% as compared to the same period in 2021. This increase was primarily due to a $1.5 million increase in technology-related licensing and maintenance fees. Equipment expense was $13.7 million for the six months ended June 30, 2022, an increase of $1.9 million or 16% as compared to the same period in 2021. This increase was primarily due to a $2.1 million increase in technology-related license and maintenance fees, partially offset by a $0.4 million decrease in furniture and equipment depreciation.

Regulatory assessment and fees were $2.3 million for the three months ended June 30, 2022, an increase of $0.5 million or 26% as compared to the same period in 2021. This increase was primarily due to a $0.5 million increase in the FDIC insurance assessment. Regulatory assessment and fees were $4.5 million for the six months ended June 30, 2022, an increase of $0.7 million or 17% as compared to the same period in 2021. This increase was primarily due to a $0.7 million increase in the FDIC insurance assessment.

Advertising and marketing expense was $2.0 million for the three months ended June 30, 2022, an increase of $0.5 million or 36% as compared to the same period in 2021. This increase was primarily due to a $0.4 million increase in advertising costs. Advertising and marketing expense was $4.0 million for the six months ended June 30, 2022, an increase of $1.0 million or 31% as compared to the same period in 2021. This increase was primarily due to a $0.8 million increase in advertising costs.

Card rewards program expense was $7.3 million for the three months ended June 30, 2022, an increase of $1.0 million or 16% as compared to the same period in 2021. This increase was primarily due to a $1.0 million increase in priority rewards card redemptions and a $0.5 million increase in interchange fees paid to our credit card partners, partially offset by a $0.5 million decrease in credit card cash reward redemptions. Card rewards program expense was $14.2 million for the six months ended June 30, 2022, an increase of $3.1 million or 28% as compared to the same period in 2021. This increase was primarily due to a $2.6 million increase in priority rewards card redemptions and a $0.7 million increase in interchange fees paid to our credit card partners.

Other noninterest expense was $14.0 million for the three months ended June 30, 2022, an increase of $0.3 million or 2% as compared to the same period in 2021. Other noninterest expense was $28.1 million for the six months ended June 30, 2022, an increase of $0.4 million or 2% as compared to the same period in 2021.

Provision for Income Taxes

The provision for income taxes was $19.7 million (an effective tax rate of 24.96%) for the three months ended June 30, 2022, compared with a provision for income taxes of $29.7 million (an effective tax rate of 25.52%) for the same period in 2021. The provision for income taxes was $39.0 million (an effective tax rate of 24.98%) for the six months ended June 30, 2022, compared with a provision for income taxes of $48.8 million (an effective tax rate of 25.24%) for the same period in 2021. The decrease in the effective tax rates is partially due to the significant decrease in pre-tax income for the three and six months ended June 30, 2022, which caused the permanent tax benefits to have a disproportionately greater impact on the effective tax rate than in the previous periods.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and six months ended June 30, 2022 and 2021. Additional information about operating segment performance is presented in “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 11
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Retail Banking	$42,214	$52,256	$79,048	$94,740
Commercial Banking	22,414	38,949	44,941	64,464
Treasury and Other	(5,268)	(4,464)	(6,910)	(14,770)
Total	$59,360	$86,741	$117,079	$144,434

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

Net income for the Retail Banking segment was $42.2 million for the three months ended June 30, 2022, a decrease of $10.0 million or 19% as compared to the same period in 2021. The decrease in net income for the Retail Banking segment was primarily due to a Provision of $0.4 million for the three months ended June 30, 2022, compared to a negative Provision of $12.7 million for the three months ended June 30, 2021. The decrease in net income for the Retail banking segment was also due to a $11.2 million increase in noninterest expense, partially offset by a $10.3 million increase in net interest income and a $4.0 million decrease in the provision for income taxes. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and increases in salaries and benefits expense, losses and charge-offs, occupancy expense and equipment expense. The increase in net interest income was primarily due to an increase in transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Net income for the Retail Banking segment was $79.0 million for the six months ended June 30, 2022, a decrease of $15.7 million or 17% as compared to the same period in 2021. The decrease in net income for the Retail Banking segment was primarily due to an $18.6 million increase in noninterest expense and a negative Provision of $1.5 million for the six months ended June 30, 2022, compared to a negative Provision of $14.1 million for the six months ended June 30, 2021. This was partially offset by a $9.9 million increase in net interest income and a $6.0 million decrease in the provision for income taxes. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and increases in salaries and benefits expense, occupancy expense, insurance expense, equipment expense and losses and charge-offs. This was partially offset by a decrease in contracted services and professional fees. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to an increase in net transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio, partially offset by a decrease in our average balances and yields in our consumer loan portfolio. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $22.4 million for the three months ended June 30, 2022, a decrease of $16.5 million or 42% as compared to the same period in 2021. The decrease in net income for the Commercial Banking segment was primarily due to a Provision of $0.6 million for the three months ended June 30, 2022, compared to a negative Provision of $17.5 million for the three months ended June 30, 2021. The decrease in net income for the Commercial Banking segment was also due to a $3.4 million decrease in net interest income and a $2.0 million increase in noninterest expense, partially offset by a $6.0 million decrease in the provision for income taxes. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers.  The decrease in net interest income was primarily due to a decrease in commercial loan fees, partially offset by an increase in transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in card rewards program expense, partially offset by decreases in salaries and benefits expense, other tax expense and supplies. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Net income for the Commercial Banking segment was $44.9 million for the six months ended June 30, 2022, a decrease of $19.5 million or 30% as compared to the same period in 2021. The decrease in net income for the Commercial Banking segment was primarily due to a negative Provision of $1.9 million for the six months ended June 30, 2022, compared to a negative Provision of $19.5 million for the six months ended June 30, 2021. The decrease in net income for the Commercial Banking segment also stemmed from a $6.6 million decrease in net interest income and a $6.0 million increase in noninterest expense, partially offset by a $7.1 million decrease in the provision for income taxes and a $3.5 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The decrease in net interest income was primarily due to a decrease in average balances and loan fees in our commercial and industrial portfolio, partially offset by an increase in transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in card rewards program expense, partially offset by decreases in salaries and benefits expense, contracted services and professional fees, other tax expense and occupancy expense. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to a tax refund received, an increase in volume-based incentives and an increase in credit and debit card fees, partially offset by a decrease in other service charges and fees.

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

Net loss for the Treasury and Other segment was $5.3 million for the three months ended June 30, 2022, an increase in loss of $0.8 million or 18% as compared to the same period in 2021. The increase in net loss for the Treasury and Other segment was primarily due to a $6.1 million decrease in noninterest income and a $4.9 million increase in the Provision, partially offset by a $6.8 million increase in net interest income and a $3.4 million decrease in noninterest expense. The decrease in noninterest income was primarily due to negative BOLI income, a decrease in market adjustments on mutual funds purchased and a decrease in gains on the sale of bank properties. The increase in the Provision was due to higher increases in the Provision related to the reserve for unfunded commitments. The increase in net interest income was primarily due to higher average balances and yields in our investment securities portfolio, higher earnings credits on our loan portfolio, higher yields in our interest-bearing deposits in other banks and a decrease in borrowings. This was partially offset by an increase in net transfer pricing charges on interest expenses from deposits as a result of higher yields on our deposit portfolio. The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment and a decrease in software amortization. This was partially offset by increases in contracted services and professional fees, salaries and benefits expense, equipment expense, supplies, charitable contributions and advertising and marketing expense.

Net loss for the Treasury and Other segment was $6.9 million for the six months ended June 30, 2022, a decrease in loss of $7.9 million or 53% as compared to the same period in 2021. The decrease in net loss was primarily due to a $15.1 million increase in net interest income and a $7.0 million decrease in noninterest expense. This was partially offset by a $11.0 million decrease in noninterest income and a $3.3 million decrease in the benefit for income taxes. The increase in net interest income was primarily due to higher average balances and yields in our investment securities portfolio, higher earnings credits on our loan portfolio, higher yields in our interest-bearing deposits in other banks and a decrease in borrowings. This was partially offset by an increase in net transfer pricing charges on interest expenses from deposits as a result of higher yields on our deposit portfolio.  The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment and decreases in software amortization and pension-related expenses. This was partially offset by increases in salaries and benefits expense, contracted services and professional fees, equipment expenses, advertising and marketing expense, charitable contributions, supplies and regulatory assessment and fees. The decrease in noninterest income was primarily due to negative BOLI income, an increase in net losses recognized on income related to derivative contracts, a decrease in market adjustments on mutual funds purchased, write-off of a fixed asset and a decrease in gains on the sale of bank properties. The decrease in the benefit for income taxes was primarily due to the decrease in pretax loss.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of June 30, 2022 and December 31, 2021, cash and cash equivalents were $1.5 billion and $1.3 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying value of our available-for-sale investment securities and held-to maturity investment securities were $4.0 billion and $4.1 billion as of June 30, 2022, respectively. The carrying value of our available-for-sale investment securities were $8.4 billion as of December 31, 2021. We did not hold any held-to-maturity investment securities as of December 31, 2021. As of June 30, 2022 and December 31, 2021, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. As of June 30, 2022, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.5 years and our held-to maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.9 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of June 30, 2022, we have borrowing capacity of $1.6 billion from the FHLB and $1.3 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $21.9 billion and $21.0 billion as of June 30, 2022 and December 31, 2021, which represented 97% and 96%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $46.3 million and $62.6 million as of June 30, 2022 and December 31, 2021, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of June 30, 2022 and December 31, 2021, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.5 billion and $1.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2022, there was a $0.5 million pending repurchase request of a residential mortgage loan, however there were no completed repurchases.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2022, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2022.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2022, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2022, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of June 30, 2022 and December 31, 2021:

Investment Securities		Table 12
	June 30,	December 31,
(dollars in thousands)	2022	2021
U.S. Treasury and government agency debt securities	$159,165	$192,563
Government-sponsored enterprises debt securities	19,963	—
Mortgage-backed securities:
Residential - Government agency	67,958	137,264
Residential - Government-sponsored enterprises	1,333,015	1,491,100
Commercial - Government agency	267,657	387,663
Commercial - Government-sponsored enterprises	141,836	1,369,443
Commercial - Non-agency	21,550	—
Collateralized mortgage obligations:
Government agency	1,025,339	2,079,523
Government-sponsored enterprises	684,560	2,621,044
Collateralized loan obligations	246,703	105,247
Debt securities issued by states and political subdivisions	—	44,185
Total available-for-sale securities	$3,967,746	$8,428,032

Government agency debt securities	$55,148	$—
Mortgage-backed securities:
Residential - Government agency	47,309	—
Residential - Government-sponsored enterprises	93,458	—
Commercial - Government agency	30,497	—
Commercial - Government-sponsored enterprises	1,173,398	—
Collateralized mortgage obligations:
Government agency	879,010	—
Government-sponsored enterprises	1,760,755	—
Debt securities issued by states and political subdivisions	53,640	—
Total held-to-maturity securities	$4,093,215	$—

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of June 30, 2022:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of June 30, 2022
Available-for-sale securities
U.S. Treasury and government agency debt securities	$30.1	0.81%	$59.9	1.83%	$78.1	1.03%	$—	—%	$168.1	1.28%	$159.2
Government-sponsored enterprises debt securities	—	—	20.0	3.33	—	—	—	—	20.0	3.33	20.0
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	72.0	2.30	—	—	72.0	2.30	67.9
Residential - Government-sponsored enterprises(2)	—	—	596.7	2.10	847.8	1.31	—	—	1,444.5	1.64	1,333.0
Commercial - Government agency(2)	7.3	3.31	254.8	1.87	35.1	1.73	—	—	297.2	1.89	267.7
Commercial - Government-sponsored enterprises(2)	—	—	147.2	2.86	—	—	—	—	147.2	2.86	141.8
Commercial - Non-agency	—	—	—	—	—	—	22.0	2.65	22.0	2.65	21.5
Collateralized mortgage obligations(2):
Government agency	4.6	1.70	654.4	1.85	443.3	1.67	—	—	1,102.3	1.78	1,025.3
Government-sponsored enterprises	4.3	2.13	391.1	1.40	349.2	1.67	—	—	744.6	1.53	684.6
Collateralized loan obligations	—	—	—	—	99.5	3.82	150.4	3.68	249.9	3.74	246.7
Total available-for-sale securities as of June 30, 2022	$46.3	1.41%	$2,124.1	1.92%	$1,925.0	1.62%	$172.4	3.55%	$4,267.8	1.85%	$3,967.7
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$55.1	1.57%	$55.1	1.57%	$52.7
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	47.3	2.11	—	—	47.3	2.11	44.3
Residential - Government-sponsored enterprises	—	—	—	—	93.5	1.48	—	—	93.5	1.48	87.3
Commercial - Government agency	—	—	6.2	1.57	24.3	1.97	—	—	30.5	1.89	27.8
Commercial - Government-sponsored enterprises	—	—	42.7	0.98	518.7	1.77	612.0	2.24	1,173.4	1.98	1,109.8
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	779.7	1.31	99.3	1.32	879.0	1.31	847.8
Government-sponsored enterprises	—	—	274.6	1.45	1,392.2	1.43	94.0	1.42	1,760.8	1.43	1,691.3
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	53.6	2.27	53.6	2.27	49.8
Total held-to-maturity securities as of June 30, 2022	$—	—%	$323.5	1.39%	$2,855.7	1.48%	$914.0	2.02%	$4,093.2	1.59%	$3,910.8
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $8.1 billion as of June 30, 2022, a decrease of $367.1 million or 4% compared to December 31, 2021. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the three and six months ended June 30, 2022, we reclassified at fair value $4.1 billion in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment. The related unrealized after-tax losses of approximately $338.8 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. As of June 30, 2022, the weighted average life of the transferred securities was approximately 8.0 years. Material changes in prepayment speeds may result in a significant impact to the estimated remaining life of these securities.

As of June 30, 2022, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $4.3 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $3.2 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $246.7 million in collateralized loan obligations, $234.3 million in debt securities issued by the U.S. Treasury, government agencies (US International Development Finance Corporation bonds) and government-sponsored enterprises and $53.6 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $1.0 million and $24.6 million as of June 30, 2022 and December 31, 2021, respectively. Gross unrealized losses in our investment securities portfolio were $483.5 million and $157.3 million as of June 30, 2022 and December 31, 2021, respectively. The decrease in unrealized gains and increase in unrealized loss in our investment securities portfolio was primarily due to higher market interest rates as of June 30, 2022, relative to December 31, 2021, resulting in a lower valuation.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2022, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of June 30, 2022, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both June 30, 2022 and December 31, 2021, we held $10.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of June 30, 2022 and December 31, 2021:

Loans and Leases		Table 14
	June 30,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$1,898,899	$1,870,657
Paycheck Protection Program loans	43,233	216,442
Total commercial and industrial	1,942,132	2,087,099
Commercial real estate	3,956,828	3,639,623
Construction	727,771	813,969
Residential:
Residential mortgage	4,212,768	4,083,367
Home equity line	971,569	876,608
Total residential	5,184,337	4,959,975
Consumer	1,207,051	1,229,939
Lease financing	244,662	231,394
Total loans and leases	$13,262,781	$12,961,999

Total loans and leases were $13.3 billion as of June 30, 2022, an increase of $300.8 million or 2% from December 31, 2021. The increase in total loans and leases was primarily due to increases in commercial real estate loans and residential mortgage loans, partially offset by a decrease in PPP loans, which are included in commercial and industrial loans, and decreases in construction loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $1.9 billion as of June 30, 2022, a decrease of $145.0 million or 7% from December 31, 2021. This decrease was primarily due to a decrease in PPP loans of $173.2 million during the six months ended June 30, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.0 billion as of June 30, 2022, an increase of $317.2 million or 9% from December 31, 2021. This increase was primarily due to an increase in U.S. Mainland commercial real estate loans during the six months ended June 30, 2022.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $727.8 million as of June 30, 2022, a decrease of $86.2 million or 11% from December 31, 2021. The decrease in construction loans was primarily due to payoffs of several large projects during the six months ended June 30, 2022.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months, after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.2 billion as of June 30, 2022, an increase of $224.4 million or 5% from December 31, 2021.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of June 30, 2022, a decrease of $22.9 million or 2% from December 31, 2021.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $244.7 million as of June 30, 2022, an increase of $13.3 million or 6% from December 31, 2021. The increase was primarily due to the closing of several large lease transactions during the six months ended June 30, 2022.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of June 30, 2022 by rate type:

Loans and Leases by Rate Type										Table 15
	June 30, 2022
	Adjustable Rate							Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	SOFR	BSBY	Other	Total	Rate	Rate	Total
Commercial and industrial	$296,599	$765,047	$—	$165,605	$64,813	$241,794	$1,533,858	$53,813	$354,461	$1,942,132
Commercial real estate	422,397	1,650,736	—	525,128	35,923	804,726	3,438,910	147,120	370,798	3,956,828
Construction	118,674	426,585	20	33,251	—	27,898	606,428	7,541	113,802	727,771
Residential:
Residential mortgage	25,902	141,906	58,377	90,435	—	70,077	386,697	255,130	3,570,941	4,212,768
Home equity line	1,354	—	96	—	—	—	1,450	724,994	245,125	971,569
Total residential	27,256	141,906	58,473	90,435	—	70,077	388,147	980,124	3,816,066	5,184,337
Consumer	302,129	—	1,029	—	1,007	1,767	305,932	—	901,119	1,207,051
Lease financing	—	—	—	—	—	—	—	—	244,662	244,662
Total loans and leases	$1,167,055	$2,984,274	$59,522	$814,419	$101,743	$1,146,262	$6,273,275	$1,188,598	$5,800,908	$13,262,781

% by rate type at June 30, 2022	9%	22%	1%	6%	1%	8%	47%	9%	44%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2022 and December 31, 2021:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$936,952	$887,387	$90,223	$27,570	$1,942,132
Commercial real estate	2,219,625	1,341,248	395,955	—	3,956,828
Construction	345,462	375,181	7,128	—	727,771
Residential:
Residential mortgage	4,062,727	814	149,227	—	4,212,768
Home equity line	938,183	—	33,374	12	971,569
Total residential	5,000,910	814	182,601	12	5,184,337
Consumer	884,172	37,904	281,967	3,008	1,207,051
Lease financing	62,607	167,805	14,250	—	244,662
Total Loans and Leases	$9,449,728	$2,810,339	$972,124	$30,590	$13,262,781
Percentage of Total Loans and Leases	71%	21%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,070,206	$871,699	$112,739	$32,455	$2,087,099
Commercial real estate	2,226,487	1,023,018	389,922	196	3,639,623
Construction	340,290	467,331	6,348	—	813,969
Residential:
Residential mortgage	3,949,550	1,054	132,763	—	4,083,367
Home equity line	845,517	—	31,091	—	876,608
Total residential	4,795,067	1,054	163,854	—	4,959,975
Consumer	920,154	17,278	290,839	1,668	1,229,939
Lease financing	68,246	148,950	14,198	—	231,394
Total Loans and Leases	$9,420,450	$2,529,330	$977,900	$34,319	$12,961,999
Percentage of Total Loans and Leases	73%	19%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of June 30, 2022:

Maturities for Loan and Lease Portfolio(1)					Table 18
	June 30, 2022
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$471,980	$1,030,612	$359,903	$79,637	$1,942,132
Commercial real estate	381,174	1,836,282	1,718,431	20,941	3,956,828
Construction	292,771	299,809	107,330	27,861	727,771
Residential:
Residential mortgage	27,927	43,374	476,325	3,665,142	4,212,768
Home equity line	16,835	118,937	190,182	645,615	971,569
Total residential	44,762	162,311	666,507	4,310,757	5,184,337
Consumer	140,046	830,525	236,480	—	1,207,051
Lease financing	4,048	124,761	115,853	—	244,662
Total Loans and Leases	$1,334,781	$4,284,300	$3,204,504	$4,439,196	$13,262,781

Total of loans and leases with:
Adjustable interest rates	$1,135,676	$2,911,863	$1,927,418	$298,318	$6,273,275
Hybrid interest rates	66,622	190,100	163,140	768,736	1,188,598
Fixed interest rates	132,483	1,182,337	1,113,946	3,372,142	5,800,908
Total Loans and Leases	$1,334,781	$4,284,300	$3,204,504	$4,439,196	$13,262,781
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2022 and December 31, 2021:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	June 30,	December 31,
(dollars in thousands)	2022	2021
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$682	$718
Commercial real estate	727	727
Total Commercial Loans	1,409	1,445
Residential Loans:
Residential mortgage	6,450	5,637
Total Residential Loans	6,450	5,637
Total Non-Accrual Loans and Leases	7,859	7,082
Other Real Estate Owned ("OREO")	—	175
Total Non-Performing Assets	$7,859	$7,257

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$2,230	$740
Commercial real estate	176	—
Construction	352	—
Total Commercial Loans	2,758	740
Residential Loans:
Residential mortgage	750	987
Home equity line	1,039	3,681
Total Residential Loans	1,789	4,668
Consumer	1,218	1,800
Total Accruing Loans and Leases Past Due 90 Days or More	$5,765	$7,208

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$29,440	$34,893
Total Loans and Leases	$13,262,781	$12,961,999

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.06%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.06%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.10%	0.11%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the six months ended June 30, 2022 and 2021:

Non-Performing Assets		Table 20
	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Balance at beginning of period	$7,257	$9,082
Additions	2,461	4,180
Reductions
Payments	(619)	(1,253)
Return to accrual status	(760)	(1,146)
Sales of other real estate owned	(175)	—
Transfers to loans held for sale	—	(1,840)
Charge-offs/write-downs	(305)	(118)
Total Reductions	(1,859)	(4,357)
Balance at end of period	$7,859	$8,905

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

Total NPAs were $7.9 million as of June 30, 2022, an increase of $0.6 million or 8% from December 31, 2021. The ratio of our NPAs to total loans and leases and OREO was 0.06% as of both June 30, 2022 and December 31, 2021. The increase in NPAs during the six months ended June 30, 2022, was due to an increase in residential mortgage non-accrual loans of $0.8 million, partially offset by a decrease in OREO of $0.2 million.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2022, residential mortgage non-accrual loans were $6.5 million, an increase of $0.8 million or 14% from December 31, 2021. This increase was due to additions of residential mortgage non-accrual loans totaling $2.4 million, partially offset by payments of $0.6 million, returns to accrual status of $0.8 million and charge-offs of $0.2 million. As of June 30, 2022, our residential mortgage non-accrual loans were comprised of 34 loans with a weighted average current LTV ratio of 41%.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of June 30, 2022, we did not hold any OREO. As of December 31, 2021, OREO was $0.2 million which comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $5.8 million as of June 30, 2022, a decrease of $1.4 million or 20%, as compared to December 31, 2021. This decrease was primarily due to decreases in home equity lines of $2.6 million and consumer loans of $0.6 million, partially offset by an increases in commercial and industrial loans of $1.5 million and construction loans of $0.4 million, that were past due 90 days or more and still accruing interest.

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

Total impaired loans were $37.6 million and $42.2 million as of June 30, 2022 and December 31, 2021, respectively. These impaired loans had a related ACL of $3.7 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively. The decrease in impaired loans during the six months ended June 30, 2022 was primarily due to decreases in consumer loans of $2.2 million, commercial real estate loans of $1.2 million, residential mortgages of $0.7 million and commercial and industrial loans of $0.6 million. For the three and six months ended June 30, 2022, we recorded charge-offs of $0.5 million and $1.4 million, respectively, and $0.4 million and $0.8 million, respectively, during the three and six months ended June 30, 2021, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of June 30, 2022 and 2021 had been accrued under the original terms, approximately $0.1 million and $0.2 million in additional interest income would have been recorded during the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. Actual interest income recorded on these loans was $0.1 million for both the three and six months ended June 30, 2022, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

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

Table 21 presents information on our PPP loans outstanding as of June 30, 2022 and December 31, 2021 to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry				Table 21
	June 30, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	63	$16,070	207	$61,025
Automobile dealers	1	337	9	7,544
Retail	24	4,801	98	13,961
Hospitality/Hotel	10	3,858	38	31,979
Transportation	8	479	28	3,408
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	106	25,545	380	117,917
All other industries (1)	164	17,688	605	98,525
Total PPP Loans Outstanding (2)	270	$43,233	985	$216,442
Total Loans and Leases		$13,262,781		$12,961,999

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		0.2%		0.9%
Ratio of PPP Loans Outstanding to Total Loans and Leases		0.3%		1.7%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above. At June 30, 2022, this was primarily comprised of the administrative and support services, construction, and real estate industries. At December 31, 2021, this was primarily comprised of the construction, health care, administrative and support services, and arts and entertainment industries.
(2)	At June 30, 2022, outstanding loan balances are reported net of deferred loan costs and fees of nil and $0.9 million, respectively. At December 31, 2021, outstanding loan balances are reported net of deferred loan costs and fees of $0.2 million and $5.4 million, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 22 presents information on loans whose terms have been modified in a TDR as of June 30, 2022 and December 31, 2021:

Loans Modified in a Troubled Debt Restructuring		Table 22
	June 30,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$1,362	$1,956
Commercial real estate	5,969	7,121
Construction	667	689
Total commercial	7,998	9,766
Residential mortgage	9,285	10,828
Total residential	9,285	10,828
Consumer	13,547	15,710
Total	$30,830	$36,304

Loans modified in a TDR were $30.8 million as of June 30, 2022, a decrease of $5.5 million or 15% from December 31, 2021. This decrease was primarily due to decreases in consumer loans of $2.2 million, residential mortgage loans of $1.5 million, commercial real estate loans of $1.2 million and commercial and industrial loans of $0.6 million. As of June 30, 2022, $29.4 million or 95% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 23 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 23
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$179,238	$234,469	$187,584	$239,057
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(243)	(330)	(949)	(1,293)
Commercial real estate	—	—	—	(66)
Total Commercial Loans	(243)	(330)	(949)	(1,359)
Residential Loans:
Residential mortgage	—	—	—	(98)
Home equity line	(1,120)	—	(1,163)	—
Total Residential Loans	(1,120)	—	(1,163)	(98)
Consumer	(3,659)	(3,917)	(7,768)	(10,458)
Total Loans and Leases Charged-Off	(5,022)	(4,247)	(9,880)	(11,915)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	301	287	354	502
Commercial real estate	—	12	14	15
Construction	—	—	—	166
Lease financing	60	—	60	—
Total Commercial Loans	361	299	428	683
Residential Loans:
Residential mortgage	192	14	208	31
Home equity line	191	38	219	62
Total Residential Loans	383	52	427	93
Consumer	1,940	2,797	4,088	5,452
Total Recoveries on Loans and Leases Previously Charged-Off	2,684	3,148	4,943	6,228
Net Loans and Leases Charged-Off	(2,338)	(1,099)	(4,937)	(5,687)
Provision for Credit Losses	1,000	(35,000)	(4,747)	(35,000)
Balance at End of Period	$177,900	$198,370	$177,900	$198,370
Components:
Allowance for Credit Losses	$148,942	$169,148	$148,942	$169,148
Reserve for Unfunded Commitments	28,958	29,222	28,958	29,222
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$177,900	$198,370	$177,900	$198,370
Average Loans and Leases Outstanding	$13,058,558	$13,205,086	$12,939,745	$13,223,575
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.07%	0.03%	0.08%	0.09%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.12%	1.29%	1.12%	1.29%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	18.95x	18.99x	18.95x	18.99x
(1)	Annualized for the three and six months ended June 30, 2022 and 2021.

Tables 24 and 25 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2022 and December 31, 2021:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 24
	June 30, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$15,924	0.82%	14.64%
Commercial real estate	44,726	1.13	29.83
Construction	5,367	0.74	5.49
Lease financing	1,398	0.57	1.85
Total commercial	67,415	0.98	51.81
Residential mortgage	33,635	0.80	31.76
Home equity line	4,734	0.49	7.33
Total residential	38,369	0.74	39.09
Consumer	43,158	3.58	9.10
Total	$148,942	1.12%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 25
	December 31, 2021
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,080	0.96%	16.10%
Commercial real estate	42,951	1.18	28.08
Construction	9,773	1.20	6.28
Lease financing	1,659	0.72	1.79
Total commercial	74,463	1.10	52.25
Residential mortgage	34,364	0.84	31.50
Home equity line	5,642	0.64	6.76
Total residential	40,006	0.81	38.26
Consumer	42,793	3.48	9.49
Total	$157,262	1.21%	100.00%

Table 26 presents the net charge-offs (recoveries) to average loans and leases by category during the three and six months ended June 30, 2022 and 2021:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 26
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial and industrial	(0.01)%	0.01%	0.06%	0.05%
Commercial real estate	—	—	—	—
Construction	—	—	—	(0.04)
Lease financing	(0.10)	—	(0.05)	—
Total commercial	(0.01)	—	0.02	0.02
Residential mortgage	(0.02)	—	(0.01)	—
Home equity line	0.39	(0.02)	0.21	(0.02)
Total residential	0.06	—	0.03	—
Consumer	0.57	0.35	0.61	0.78
Total loans and leases	0.07%	0.03%	0.08%	0.09%
(1)	Annualized for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, the ACL was $148.9 million or 1.12% of total loans and leases outstanding, compared with an ACL of $157.3 million or 1.21% of total loans and leases outstanding as of December 31, 2021. The reserve for unfunded commitments was $29.0 million as of June 30, 2022, compared to $30.3 million as of December 31, 2021.

Net charge-offs of loans and leases were $2.3 million or 0.07% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2022, compared to net charge-offs of $1.1 million or 0.03% for the three months ended June 30, 2021. Net recoveries in our commercial lending portfolio were $0.1 million for the three months ended June 30, 2022, compared to net charge-offs of nil for the three months ended June 30, 2021. Net charge-offs in our residential lending portfolio were $0.7 million for the three months ended June 30, 2022, compared to net recoveries of $0.1 million for the three months ended June 30, 2021. Net charge-offs in our consumer lending portfolio were $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $4.9 million or 0.08% of total average loans and leases on an annualized basis, for the six months ended June 30, 2022, compared to $5.7 million or 0.09% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2021. Net charge-offs in our commercial lending portfolio were $0.5 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. Net charge-offs in our residential lending portfolio were $0.7 million and nil for the six months ended June 30, 2022 and 2021, respectively. Net charge-offs in our consumer lending portfolio were $3.7 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The decrease in the ACL was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality during the six months ended June 30, 2022. Additionally, the economic outlook moderately improved with downside risks due to inflation and geo-political instability that could impact credit losses. We will continue to closely monitor the uncertainty of the economy as it is recovering from the pandemic.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of June 30, 2022 and December 31, 2021. Furthermore, as of June 30, 2022, while the allocation of our ACL to all of our portfolio segments was lower as compared to December 31, 2021, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors.  We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy as it is recovering from the pandemic and the impact on local businesses and our customers, inflation and geo-political instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both June 30, 2022 and December 31, 2021. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and six months ended June 30, 2022. Future events, including the ongoing impacts of the COVID-19 pandemic, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $822.4 million as of June 30, 2022, an increase of $179.2 million or 28% from December 31, 2021. This increase was primarily due to a $142.7 million increase in current tax receivables and deferred tax assets, a $34.7 million increase in prepaid assets, a $27.1 million increase in accounts receivables and a $15.4 million increase in municipal advances. This was partially offset by a $45.5 million decrease in interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 27 presents the composition of our deposits as of June 30, 2022 and December 31, 2021:

Deposits		Table 27
	June 30,	December 31,
(dollars in thousands)	2022	2021
U.S.:
Demand	$8,667,755	$8,498,187
Savings	6,834,744	6,214,566
Money Market	3,812,152	3,751,054
Time	1,469,039	1,587,678
Foreign(1):
Demand	943,127	895,676
Savings	408,441	398,209
Money Market	267,554	282,016
Time	198,642	188,760
Total Deposits(2)	$22,601,454	$21,816,146
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.6 billion as of June 30, 2022, an increase of $473.0 million or 42% compared to December 31, 2021.

Total deposits were $22.6 billion as of June 30, 2022, an increase of $785.3 million or 4% from December 31, 2021. The increase in deposit balances stemmed primarily from a $541.8 million increase in public savings deposit balances and a $230.9 million increase in non-public demand deposit balances. These increases were partially offset by a $108.8 million decrease in total time deposit balances.

As of June 30, 2022 and December 31, 2021, the Company had $15.6 billion and $14.7 billion, respectively, in uninsured deposits.

Table 28 presents the amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of June 30, 2022:

Uninsured Time Deposits	Table 28
(dollars in thousands)	June 30, 2022
Three months or less	$239,586
Over three through six months	272,135
Over six through twelve months	476,170
Over twelve months	122,020
Total	$1,109,911

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $119.2 million as of June 30, 2022, a nominal increase from December 31, 2021. This increase was primarily due to net periodic benefit costs for the six months ended June 30, 2022 of $4.2 million, offset by payments of $4.1 million.

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

As of June 30, 2022, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 29 below. There have been no conditions or events since June 30, 2022 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 11.98% as of June 30, 2022, a decrease of 26 basis points from December 31, 2021. The decrease in CET1 was primarily due to loan growth and the dividends declared and paid to the Company’s stockholders, partially offset by earnings for the six months ended June 30, 2022.

Regulatory Capital		Table 29
	June 30,	December 31,
(dollars in thousands)	2022	2021
Stockholders' Equity	$2,252,611	$2,656,912
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(571,457)	(121,693)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,828,576	$1,783,113
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	177,900	182,167
Total Capital	$2,006,476	$1,965,280
Risk-Weighted Assets	$15,267,627	$14,567,961

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.98%	12.24%
Tier 1 Capital Ratio	11.98%	12.24%
Total Capital Ratio	13.14%	13.49%
Tier 1 Leverage Ratio	7.54%	7.24%

Total stockholders’ equity was $2.3 billion as of June 30, 2022, a decrease of $404.3 million or 15% from December 31, 2021. The decrease in stockholders’ equity was primarily due to net unrealized losses in our investment securities portfolio, net of tax, of $446.9 million and dividends declared and paid to the Company’s stockholders of $66.4 million, partially offset by earnings for the period of $117.1 million during the six months ended June 30, 2022.

In January 2022, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2022. As of June 30, 2022, $68.0 million remained of the $75.0 million total repurchase amount authorized under the stock repurchase program for 2022. The timing and amount of stock repurchases are influenced by various internal and external factors.

In July 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on September 2, 2022 to shareholders of record at the close of business on August 22, 2022.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2022, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of June 30, 2022 and December 31, 2021, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 30 presents, for the twelve months subsequent to June 30, 2022 and December 31, 2021, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of June 30, 2022 and December 31, 2021 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 30
	Static Forecast	Static Forecast
	June 30, 2022	December 31, 2021
Ramp Change in Interest Rates (basis points)
+100	4.0%	6.1%
+50	2.0	3.1
(50)	(2.0)	(1.4)
(100)	(4.0)	(2.4)

Immediate Change in Interest Rates (basis points)
+100	7.8%	11.8%
+50	3.9	6.0
(50)	(4.0)	(2.9)
(100)	(8.3)	(5.7)

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

Under the static balance sheet forecast as of June 30, 2022 our net interest income sensitivity profile is lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2021. The sensitivity outcomes described above are primarily due to the higher rate environment and lower forecasted prepayments of mortgage assets as of June 30, 2022 as compared with December 31, 2021.

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

Our LIBOR transition plan is organized around key work streams, including work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have implemented certain SOFR and BSBY conventions and are in the process of developing other products and transaction agreements that are based on reference rates other than LIBOR. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 15 in the section titled “Loans and Leases” in this MD&A.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

On May 31, 2022, the Company successfully converted to its new core systems, including a new digital banking platform, new deposits and loans applications and a new general ledger accounting system. These new system implementations have resulted in certain changes to the Company’s business processes and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended June 30, 2022.

Except as set forth above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
April 1, 2022 through April 30, 2022	-	$-	-	$75,000,000
May 1, 2022 through May 31, 2022	35,817	25.31	25,500	74,357,864
June 1, 2022 through June 30, 2022	267,716	23.99	265,058	68,000,019
Total	303,533	$24.15	290,558
(1)	Includes 12,975 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended June 30, 2022.
(2)	In January 2022, the Company announced a stock repurchase program for up to $75 million of its outstanding common stock during 2022. As of June 30, 2022, $68.0 million remained of the $75 million total repurchase amount authorized under the stock repurchase program for 2022. The timing and amount of stock repurchases are influenced by various internal and external factors.

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

Date: August 8, 2022		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ralph M. Mesick
Ralph M. Mesick Vice Chairman, Chief Risk Officer and Interim Chief Financial Officer