Form 10-Q
period 2022-09-30
FIRST HAWAIIAN, INC.
filed 2022-11-07
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,680,584 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2022.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest income
Loans and lease financing	$134,646	$110,765	$350,294	$332,623
Available-for-sale investment securities	19,644	25,234	68,394	73,017
Held-to-maturity investment securities	17,950	—	36,239	—
Other	4,150	1,205	7,828	2,362
Total interest income	176,390	137,204	462,755	408,002
Interest expense
Deposits	13,653	3,218	20,999	10,637
Short-term and long-term borrowings	1	1,393	1	4,133
Total interest expense	13,654	4,611	21,000	14,770
Net interest income	162,736	132,593	441,755	393,232
Provision for credit losses	3,183	(4,000)	(1,564)	(39,000)
Net interest income after provision for credit losses	159,553	136,593	443,319	432,232
Noninterest income
Service charges on deposit accounts	7,089	6,989	21,433	20,339
Credit and debit card fees	17,746	16,017	49,652	47,314
Other service charges and fees	9,179	10,233	27,851	29,382
Trust and investment services income	9,800	8,625	27,442	25,824
Bank-owned life insurance	(341)	4,841	(1,617)	10,334
Investment securities gains, net	—	—	—	102
Other	2,384	3,399	6,613	10,048
Total noninterest income	45,857	50,104	131,374	143,343
Noninterest expense
Salaries and employee benefits	51,372	46,484	149,500	136,402
Contracted services and professional fees	16,625	15,042	52,389	48,746
Occupancy	8,115	6,790	22,859	21,274
Equipment	10,791	6,549	24,522	18,402
Regulatory assessment and fees	2,487	1,828	7,012	5,688
Advertising and marketing	1,902	1,469	5,924	4,529
Card rewards program	8,141	6,676	22,309	17,773
Other	13,899	16,198	42,034	43,916
Total noninterest expense	113,332	101,036	326,549	296,730
Income before provision for income taxes	92,078	85,661	248,144	278,845
Provision for income taxes	23,060	21,382	62,047	70,132
Net income	$69,018	$64,279	$186,097	$208,713
Basic earnings per share	$0.54	$0.50	$1.46	$1.61
Diluted earnings per share	$0.54	$0.50	$1.45	$1.61
Basic weighted-average outstanding shares	127,377,713	128,660,038	127,534,746	129,323,973
Diluted weighted-average outstanding shares	127,796,617	129,210,448	127,996,672	129,895,311

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$69,018	$64,279	$186,097	$208,713
Other comprehensive loss, net of tax:
Net change in investment securities	(84,164)	(31,761)	(531,086)	(93,067)
Net change in cash flow derivative hedges	(3,135)	—	(5,977)	—
Other comprehensive loss	(87,299)	(31,761)	(537,063)	(93,067)
Total comprehensive (loss) income	$(18,281)	$32,518	$(350,966)	$115,646

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2022	2021
Assets
Cash and due from banks	$291,360	$246,716
Interest-bearing deposits in other banks	657,574	1,011,753
Investment securities:
Available-for-sale, at fair value (amortized cost: $3,673,396 as of September 30, 2022 and $8,560,733 as of December 31, 2021)	3,289,160	8,428,032
Held-to-maturity, at amortized cost (fair value: $3,960,713 as of September 30, 2022 and nil as of December 31, 2021)	4,406,143	—
Loans held for sale	361	538
Loans and leases	13,700,374	12,961,999
Less: allowance for credit losses	148,163	157,262
Net loans and leases	13,552,211	12,804,737

Premises and equipment, net	299,179	318,448
Other real estate owned and repossessed personal property	139	175
Accrued interest receivable	68,545	63,158
Bank-owned life insurance	470,202	471,819
Goodwill	995,492	995,492
Mortgage servicing rights	6,866	8,302
Other assets	833,040	643,240
Total assets	$24,870,272	$24,992,410
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,774,645	$12,422,283
Noninterest-bearing	9,317,093	9,393,863
Total deposits	22,091,738	21,816,146
Retirement benefits payable	133,981	134,491
Other liabilities	443,902	384,861
Total liabilities	22,669,621	22,335,498

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,958,520 / 127,357,680 as of September 30, 2022; issued/outstanding: 140,581,715 / 127,502,472 as of December 31, 2021)	1,410	1,406
Additional paid-in capital	2,535,601	2,527,663
Retained earnings	690,433	604,534
Accumulated other comprehensive loss, net	(658,756)	(121,693)
Treasury stock (13,600,840 shares as of September 30, 2022 and 13,079,243 shares as of December 31, 2021)	(368,037)	(354,998)
Total stockholders' equity	2,200,651	2,656,912
Total liabilities and stockholders' equity	$24,870,272	$24,992,410

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of June 30, 2022	127,451,087	$1,409	$2,533,407	$654,777	$(571,457)	$(365,525)	$2,252,611
Net income	—	—	—	69,018	—	—	69,018
Cash dividends declared ($0.26 per share)	—	—	—	(33,112)	—	—	(33,112)
Common stock issued under Employee Stock Purchase Plan	10,411	—	224	—	—	—	224
Equity-based awards	2,809	1	1,970	(250)	—	(34)	1,687
Common stock repurchased	(106,627)	—	—	—	—	(2,478)	(2,478)
Other comprehensive loss, net of tax	—	—	—	—	(87,299)	—	(87,299)
Balance as of September 30, 2022	127,357,680	$1,410	$2,535,601	$690,433	$(658,756)	$(368,037)	$2,200,651

	Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2021	127,502,472	$1,406	$2,527,663	$604,534	$(121,693)	$(354,998)	$2,656,912
Net income	—	—	—	186,097	—	—	186,097
Cash dividends declared ($0.78 per share)	—	—	—	(99,475)	—	—	(99,475)
Common stock issued under Employee Stock Purchase Plan	10,411	—	224	—	—	—	224
Equity-based awards	241,982	4	7,714	(723)	—	(3,561)	3,434
Common stock repurchased	(397,185)	—	—	—	—	(9,478)	(9,478)
Other comprehensive loss, net of tax	—	—	—	—	(537,063)	—	(537,063)
Balance as of September 30, 2022	127,357,680	$1,410	$2,535,601	$690,433	$(658,756)	$(368,037)	$2,200,651

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$186,097	$208,713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,564)	(39,000)
Depreciation, amortization and accretion, net	44,142	41,835
Deferred income tax provision	13,807	7,321
Stock-based compensation	7,718	10,158
Other losses (gains)	2,780	(1,438)
Originations of loans held for sale	(14,243)	(83,050)
Proceeds from sales of loans held for sale	13,452	94,907
Net gains on sales of loans originated for investment and held for sale	—	(2,691)
Net gains on investment securities	—	(102)
Change in assets and liabilities:
Net decrease (increase) in other assets	7,348	(38,108)
Net increase in other liabilities	62,054	98,108
Net cash provided by operating activities	321,591	296,653
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	752,306	1,371,213
Proceeds from calls and sales	1,080	3,555
Purchases	(938,268)	(3,403,074)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	254,157	—
Proceeds from calls	395	—
Purchases	(79,470)	—
Other investments:
Proceeds from sales	5,496	16,790
Purchases	(29,514)	(70,797)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(521,025)	652,354
Proceeds from sales of loans originated for investment	—	2,200
Purchases of loans	(225,844)	(238,445)
Proceeds from bank-owned life insurance	—	7,903
Purchases of premises, equipment and software	(10,747)	(15,174)
Proceeds from sales of premises and equipment	—	3,861
Proceeds from sales of other real estate owned	176	—
Other	(3,170)	(3,701)
Net cash used in investing activities	(794,428)	(1,673,315)
Cash flows from financing activities
Net increase in deposits	275,592	2,892,280
Repayment of long-term borrowings	—	(10)
Dividends paid	(99,475)	(100,889)
Stock tendered for payment of withholding taxes	(3,561)	(3,086)
Proceeds from employee stock purchase plan	224	—
Common stock repurchased	(9,478)	(53,495)
Net cash provided by financing activities	163,302	2,734,800
Net (decrease) increase in cash and cash equivalents	(309,535)	1,358,138
Cash and cash equivalents at beginning of period	1,258,469	1,040,944
Cash and cash equivalents at end of period	$948,934	$2,399,082

Supplemental disclosures
Interest paid	$21,006	$18,879
Income taxes paid, net of income tax refunds	23,471	53,742
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	5,603	29,632
Transfers (to) from loans and leases (from) to loans held for sale	(834)	1,839
Obligation to fund low-income housing partnerships	3,569	15,314
Transfers of securities from available-for-sale to held-to-maturity	4,550,748	—

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

Investment Securities

As of September 30, 2022 and December 31, 2021, investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis.

As of September 30, 2022, the Company’s investment securities were categorized as either available-for-sale (investment securities that may be sold before maturity at the discretion of management) or held-to-maturity (investment securities that management has the positive intent and ability to hold to maturity). As of December 31, 2021, all of the Company’s investment securities were categorized as available-for-sale. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of available-for-sale investment securities are determined using the specific identification method. Held-to-maturity investment securities are reported at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale or held-to-maturity investment security is confirmed or when either of the criteria regarding intent or requirement to sell an available-for-sale investment security is met. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. As of September 30, 2022, the Company’s available-for-sale and held-to-maturity investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Under 4% of the investment securities were comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of September 30, 2022. Similarly, for the same reasons noted above, the Company did not record an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This update eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in Subtopic 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The enactment of the IRA is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of September 30, 2022 and December 31, 2021, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. As of December 31, 2021, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$165,713	$—	$(13,191)	$152,522	$196,662	$125	$(4,224)	$192,563
Government-sponsored enterprises debt securities	45,000	—	(674)	44,326	—	—	—	—
Mortgage-backed securities:
Residential - Government agency	68,969	—	(7,335)	61,634	135,764	1,791	(291)	137,264
Residential - Government-sponsored enterprises	1,366,912	—	(169,071)	1,197,841	1,496,605	6,914	(12,419)	1,491,100
Commercial - Government agency	290,614	—	(39,949)	250,665	392,443	1,741	(6,521)	387,663
Commercial - Government-sponsored enterprises	142,053	—	(10,732)	131,321	1,415,511	2,646	(48,714)	1,369,443
Commercial - Non-agency	21,960	—	(290)	21,670	—	—	—	—
Collateralized mortgage obligations:
Government agency	769,161	—	(74,948)	694,213	2,103,187	7,768	(31,432)	2,079,523
Government-sponsored enterprises	553,090	—	(63,642)	489,448	2,671,131	3,608	(53,695)	2,621,044
Collateralized loan obligations	249,924	51	(4,455)	245,520	105,245	2	—	105,247
Debt securities issued by states and political subdivisions	—	—	—	—	44,185	—	—	44,185
Total available-for-sale securities	$3,673,396	$51	$(384,287)	$3,289,160	$8,560,733	$24,595	$(157,296)	$8,428,032

Government agency debt securities	$55,069	$—	$(5,579)	$49,490	$—	$—	$—	$—
Mortgage-backed securities:
Residential - Government agency	46,695	—	(5,228)	41,467	—	—	—	—
Residential - Government-sponsored enterprises	108,145	—	(11,927)	96,218	—	—	—	—
Commercial - Government agency	30,500	—	(4,784)	25,716	—	—	—	—
Commercial - Government-sponsored enterprises	1,159,512	—	(135,284)	1,024,228	—	—	—	—
Collateralized mortgage obligations:
Government agency	1,106,231	—	(97,089)	1,009,142	—	—	—	—
Government-sponsored enterprises	1,846,258	—	(178,011)	1,668,247	—	—	—	—
Debt securities issued by states and political subdivisions	53,733	—	(7,528)	46,205	—	—	—	—
Total held-to-maturity securities	$4,406,143	$—	$(445,430)	$3,960,713	$—	$—	$—	$—

During the three and nine months ended September 30, 2022, the Company reclassified at fair value approximately $417.4 million and $4.6 billion, respectively, in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. As of September 30, 2022, the weighted average life of the transferred securities was approximately 8.1 years. Material changes in prepayment speeds may result in a significant impact to the estimated remaining life of these securities.

Accrued interest receivable related to available-for-sale investment securities was $8.6 million and $14.1 million as of September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.9 million and nil as of September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.3 million and nil, respectively, for the three months ended September 30, 2022, and $1.5 million and nil, respectively, for the nine months ended September 30, 2022. Proceeds from calls and sales of investment securities were $0.7 million and nil, respectively, for the three months ended September 30, 2021, and $1.1 million and $2.5 million, respectively, for the nine months ended September 30, 2021. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and nine months ended September 30, 2022. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended September 30, 2021 and gross realized gains of $0.1 million and gross realized losses of nil for the nine months ended September 30, 2021. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil for the three and nine months ended September 30, 2022 and 2021. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $33.8 million and $22.9 million, respectively, for the three months ended September 30, 2022 and 2021, and $94.5 million and $67.5 million, respectively, for the nine months ended September 30, 2022 and 2021. Interest income from non-taxable investment securities was $3.8 million and $2.3 million, respectively, for the three months ended September 30, 2022 and 2021, and $10.1 million and $5.5 million, respectively, for the nine months ended September 30, 2022 and 2021.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of September 30, 2022, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2022
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$55,063	$54,493
Due after one year through five years	80,038	76,346
Due after five years through ten years	182,578	172,565
Due after ten years	164,918	160,634
	482,597	464,038

Mortgage-backed securities:
Residential - Government agency	68,969	61,634
Residential - Government-sponsored enterprises	1,366,912	1,197,841
Commercial - Government agency	290,614	250,665
Commercial - Government-sponsored enterprises	142,053	131,321
Total mortgage-backed securities	1,868,548	1,641,461
Collateralized mortgage obligations:
Government agency	769,161	694,213
Government-sponsored enterprises	553,090	489,448
Total collateralized mortgage obligations	1,322,251	1,183,661
Total available-for-sale securities	$3,673,396	$3,289,160

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	108,802	95,695
	108,802	95,695

Mortgage-backed securities:
Residential - Government agency	46,695	41,467
Residential - Government-sponsored enterprises	108,145	96,218
Commercial - Government agency	30,500	25,716
Commercial - Government-sponsored enterprises	1,159,512	1,024,228
Total mortgage-backed securities	1,344,852	1,187,629
Collateralized mortgage obligations:
Government agency	1,106,231	1,009,142
Government-sponsored enterprises	1,846,258	1,668,247
Total collateralized mortgage obligations	2,952,489	2,677,389
Total held-to-maturity securities	$4,406,143	$3,960,713

At September 30, 2022, pledged securities totaled $2.5 billion, of which $2.3 billion was pledged to secure public deposits and $200.4 million was pledged to secure other financial transactions. At December 31, 2021, pledged securities totaled $2.1 billion, of which $1.9 billion was pledged to secure public deposits and $193.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of September 30, 2022 or December 31, 2021.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 277 and 318 individual securities in each category have been in a continuous loss position as of September 30, 2022 and December 31, 2021, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(3,200)	$83,558	$(9,991)	$68,964	$(13,191)	$152,522
Government-sponsored enterprises debt securities	(674)	44,326	—	—	(674)	44,326
Mortgage-backed securities:
Residential - Government agency	(7,335)	61,634	—	—	(7,335)	61,634
Residential - Government-sponsored enterprises	(134,845)	994,823	(34,226)	203,018	(169,071)	1,197,841
Commercial - Government agency	(13,928)	117,444	(26,021)	133,221	(39,949)	250,665
Commercial - Government-sponsored enterprises	(7,080)	106,268	(3,652)	25,053	(10,732)	131,321
Commercial - Non-agency	(290)	21,670	—	—	(290)	21,670
Collateralized mortgage obligations:
Government agency	(74,722)	691,942	(226)	2,271	(74,948)	694,213
Government-sponsored enterprises	(25,190)	258,825	(38,452)	230,623	(63,642)	489,448
Collateralized loan obligations:	(4,455)	169,242	—	—	(4,455)	169,242
Total available-for-sale securities with unrealized losses	$(271,719)	$2,549,732	$(112,568)	$663,150	$(384,287)	$3,212,882

	Time in Continuous Loss as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(3,355)	$134,468	$(869)	$16,642	$(4,224)	$151,110
Mortgage-backed securities:
Residential - Government agency	(291)	51,231	—	—	(291)	51,231
Residential - Government-sponsored enterprises	(10,876)	1,230,104	(1,543)	32,415	(12,419)	1,262,519
Commercial - Government agency	(5,239)	186,024	(1,282)	26,063	(6,521)	212,087
Commercial - Government-sponsored enterprises	(22,179)	744,819	(26,535)	397,123	(48,714)	1,141,942
Collateralized mortgage obligations:
Government agency	(31,432)	1,441,848	—	—	(31,432)	1,441,848
Government-sponsored enterprises	(52,551)	2,255,535	(1,144)	24,959	(53,695)	2,280,494
Total available-for-sale securities with unrealized losses	$(125,923)	$6,044,029	$(31,373)	$497,202	$(157,296)	$6,541,231

At September 30, 2022 and December 31, 2021, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell these securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of September 30, 2022 and December 31, 2021, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of September 30, 2022 and December 31, 2021, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and nine months ended September 30, 2022 and for the year ended December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of September 30, 2022. Similarly, for the same reasons noted above, the Company did not record an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021.

The Company holds approximately 120,000 Visa Class B restricted shares as of both September 30, 2022 and December 31, 2021. These shares continued to be carried at $0 cost basis as of both September 30, 2022 and December 31, 2021.

3. Loans and Leases

As of September 30, 2022 and December 31, 2021, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$2,043,807	$2,087,099
Commercial real estate	4,103,310	3,639,623
Construction	765,862	813,969
Residential:
Residential mortgage	4,252,041	4,083,367
Home equity line	1,010,631	876,608
Total residential	5,262,672	4,959,975
Consumer	1,218,885	1,229,939
Lease financing	305,838	231,394
Total loans and leases	$13,700,374	$12,961,999

Outstanding loan balances are reported net of deferred loan costs and fees of $54.6 million and $42.2 million at September 30, 2022 and December 31, 2021, respectively.

Accrued interest receivable related to loans and leases was $51.9 million and $49.0 million as of September 30, 2022 and December 31, 2021, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of September 30, 2022, residential real estate loans totaling $2.1 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2021, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.7 million as of both September 30, 2022 and December 31, 2021.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$15,924	$44,726	$5,367	$1,398	$33,635	$4,734	$43,158	$148,942
Charge-offs	(328)	(750)	—	—	(1)	—	(3,986)	(5,065)
Recoveries	240	—	—	—	37	356	1,653	2,286
Provision	(703)	416	(643)	235	248	164	2,283	2,000
Balance at end of period	$15,133	$44,392	$4,724	$1,633	$33,919	$5,254	$43,108	$148,163

	Nine Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(1,277)	(750)	—	—	(1)	(1,163)	(11,754)	(14,945)
Recoveries	594	14	—	60	245	575	5,741	7,229
Provision	(4,264)	2,177	(5,049)	(86)	(689)	200	6,328	(1,383)
Balance at end of period	$15,133	$44,392	$4,724	$1,633	$33,919	$5,254	$43,108	$148,163

	Three Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$23,063	$47,033	$10,152	$3,067	$34,208	$6,250	$45,375	$169,148
Charge-offs	(224)	—	—	—	—	(235)	(2,926)	(3,385)
Recoveries	121	15	—	—	215	27	2,405	2,783
Provision	796	(3,449)	(398)	(833)	(655)	(325)	(2,436)	(7,300)
Balance at end of period	$23,756	$43,599	$9,754	$2,234	$33,768	$5,717	$42,418	$161,246

	Nine Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(1,517)	(66)	—	—	(98)	(235)	(13,384)	(15,300)
Recoveries	623	30	166	—	246	89	7,857	9,011
Provision	(61)	(14,488)	(451)	(1,064)	(6,841)	(1,300)	(16,714)	(40,919)
Balance at end of period	$23,756	$43,599	$9,754	$2,234	$33,768	$5,717	$42,418	$161,246

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,640	$3,750	$6,084	$—	$32	$11,423	$29	$28,958
Provision	478	(1,397)	630	—	(4)	1,473	3	1,183
Balance at end of period	$8,118	$2,353	$6,714	$—	$28	$12,896	$32	$30,141

	Nine Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(497)	239	(2,249)	—	13	2,350	(37)	(181)
Balance at end of period	$8,118	$2,353	$6,714	$—	$28	$12,896	$32	$30,141

	Three Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$12,808	$978	$7,873	$—	$—	$7,521	$42	$29,222
Provision	446	255	902	—	—	1,669	28	3,300
Balance at end of period	$13,254	$1,233	$8,775	$—	$—	$9,190	$70	$32,522

	Nine Months Ended September 30, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Provision	1,535	(95)	(262)	—	(2)	738	5	1,919
Balance at end of period	$13,254	$1,233	$8,775	$—	$—	$9,190	$70	$32,522

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of September 30, 2022 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$310,400	$425,853	$55,272	$177,670	$55,923	$151,156	$709,823	$15,997	$1,902,094
Special Mention	2,179	274	1,492	2,562	209	1,776	31,747	467	40,706
Substandard	655	719	872	1,383	956	1,196	14,728	89	20,598
Other (1)	12,817	8,707	10,095	4,664	2,355	1,358	40,413	—	80,409
Total Commercial and Industrial	326,051	435,553	67,731	186,279	59,443	155,486	796,711	16,553	2,043,807

Commercial Real Estate
Risk rating:
Pass	700,785	696,763	355,992	548,364	449,754	1,242,315	66,075	—	4,060,048
Special Mention	183	—	559	14,965	515	9,549	687	—	26,458
Substandard	—	—	176	—	1,724	14,749	2	—	16,651
Other (1)	—	—	—	—	—	153	—	—	153
Total Commercial Real Estate	700,968	696,763	356,727	563,329	451,993	1,266,766	66,764	—	4,103,310

Construction
Risk rating:
Pass	83,233	225,116	84,312	92,856	116,344	86,722	13,443	—	702,026
Special Mention	—	—	—	229	—	—	—	—	229
Substandard	—	—	—	—	346	494	—	—	840
Other (1)	22,424	25,610	4,258	2,247	3,908	3,367	953	—	62,767
Total Construction	105,657	250,726	88,570	95,332	120,598	90,583	14,396	—	765,862

Lease Financing
Risk rating:
Pass	110,563	25,450	46,635	42,307	6,904	68,028	—	—	299,887
Special Mention	—	434	2,591	1,342	9	—	—	—	4,376
Substandard	—	—	196	14	13	1,352	—	—	1,575
Total Lease Financing	110,563	25,884	49,422	43,663	6,926	69,380	—	—	305,838

Total Commercial Lending	$1,243,239	$1,408,926	$562,450	$888,603	$638,960	$1,582,215	$877,871	$16,553	$7,218,817

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$474,234	$1,056,814	$577,378	$244,169	$169,100	$941,705	$—	$—	$3,463,400
680 - 739	54,037	122,420	77,660	44,519	21,581	137,573	—	—	457,790
620 - 679	7,749	19,021	13,776	4,801	3,868	35,926	—	—	85,141
550 - 619	168	1,930	292	225	2,060	7,225	—	—	11,900
Less than 550	2,053	1,236	59	—	339	4,621	—	—	8,308
No Score (3)	16,029	14,771	6,874	13,004	16,023	50,871	—	—	117,572
Other (2)	19,155	18,827	15,436	9,398	9,229	29,468	5,861	556	107,930
Total Residential Mortgage	573,425	1,235,019	691,475	316,116	222,200	1,207,389	5,861	556	4,252,041

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	781,307	1,961	783,268
680 - 739	—	—	—	—	—	—	164,166	2,650	166,816
620 - 679	—	—	—	—	—	—	42,043	2,124	44,167
550 - 619	—	—	—	—	—	—	8,719	1,375	10,094
Less than 550	—	—	—	—	—	—	1,157	487	1,644
No Score (3)	—	—	—	—	—	—	4,642	—	4,642
Total Home Equity Line	—	—	—	—	—	—	1,002,034	8,597	1,010,631
Total Residential Lending	573,425	1,235,019	691,475	316,116	222,200	1,207,389	1,007,895	9,153	5,262,672

Consumer Lending
FICO:
740 and greater	167,566	120,725	59,620	50,907	30,750	12,114	116,628	195	558,505
680 - 739	80,920	72,861	41,177	36,236	19,242	10,311	68,968	569	330,284
620 - 679	19,673	32,216	15,779	19,379	11,622	8,584	30,441	1,033	138,727
550 - 619	2,159	5,975	5,859	9,266	6,476	5,188	9,803	983	45,709
Less than 550	520	1,557	2,631	4,311	2,106	1,991	2,923	379	16,418
No Score (3)	2,122	337	1	50	28	35	38,831	237	41,641
Other (2)	1,645	4,197	358	1,393	—	2,153	77,855	—	87,601
Total Consumer Lending	274,605	237,868	125,425	121,542	70,224	40,376	345,449	3,396	1,218,885

Total Loans and Leases	$2,091,269	$2,881,813	$1,379,350	$1,326,261	$931,384	$2,829,980	$2,231,215	$29,102	$13,700,374
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Loss as of September 30, 2022 and December 31, 2021.

The amortized cost basis of revolving loans that were converted to term loans during the three and nine months ended September 30, 2022 and 2021 was as follows:

Three Months Ended
(dollars in thousands)	September 30, 2022
Consumer	314
Total Revolving Loans Converted to Term Loans During the Period	$314

Nine Months Ended
(dollars in thousands)	September 30, 2022
Commercial and industrial	$480
Home equity line	2,072
Consumer	1,004
Total Revolving Loans Converted to Term Loans During the Period	$3,556

Three Months Ended
(dollars in thousands)	September 30, 2021
Commercial and industrial	$195
Home equity line	560
Consumer	422
Total Revolving Loans Converted to Term Loans During the Period	$1,177

Nine Months Ended
(dollars in thousands)	September 30, 2021
Commercial and industrial	$454
Home equity line	2,177
Consumer	1,358
Total Revolving Loans Converted to Term Loans During the Period	$3,989

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of September 30, 2022 and December 31, 2021, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	September 30, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,447	$858	$2,883	$6,188	$2,037,619	$2,043,807	$1,445
Commercial real estate	2,000	657	727	3,384	4,099,926	4,103,310	—
Construction	28	—	483	511	765,351	765,862	390
Lease financing	—	—	—	—	305,838	305,838	—
Residential mortgage	373	3,943	3,358	7,674	4,244,367	4,252,041	—
Home equity line	3,536	2,888	1,832	8,256	1,002,375	1,010,631	1,832
Consumer	24,196	5,187	1,976	31,359	1,187,526	1,218,885	1,976
Total	$32,580	$13,533	$11,259	$57,372	$13,643,002	$13,700,374	$5,643

	December 31, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,195	$1,195	$1,318	$3,708	$2,083,391	$2,087,099	$740
Commercial real estate	631	—	—	631	3,638,992	3,639,623	—
Construction	162	—	—	162	813,807	813,969	—
Lease financing	—	—	—	—	231,394	231,394	—
Residential mortgage	3,030	1,002	5,617	9,649	4,073,718	4,083,367	987
Home equity line	1,538	538	3,681	5,757	870,851	876,608	3,681
Consumer	16,534	3,366	1,800	21,700	1,208,239	1,229,939	1,800
Total	$23,090	$6,101	$12,416	$41,607	$12,920,392	$12,961,999	$7,208

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

The amortized cost basis of loans and leases on nonaccrual status as of September 30, 2022 and December 31, 2021 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$665	$1,528
Commercial real estate	727	727
Residential mortgage	1,579	6,028
Total Nonaccrual Loans and Leases	$2,971	$8,283

	December 31, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$718
Commercial real estate	727	727
Residential mortgage	1,192	5,637
Total Nonaccrual Loans and Leases	$1,919	$7,082

For the three and nine months ended September 30, 2022, the Company recognized interest income of $0.1 million and $0.2 million, respectively, on nonaccrual loans and leases, and for the three and nine months ended September 30, 2021, the Company recognized interest income of $0.2 million and $0.4 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and nine months ended September 30, 2022, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2021, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.7 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2022 and December 31, 2021, the amortized cost basis of collateral-dependent loans were $7.7 million and $7.5 million, respectively. As of both September 30, 2022 and December 31, 2021, these loans were primarily collateralized by residential real estate property. As of both September 30, 2022 and December 31, 2021, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL	Contracts(1)	Investment(2)	ACL
Commercial and industrial	2	$201	$4	2	$201	$4
Residential mortgage	—	—	—	1	252	32
Consumer	50	387	114	234	2,286	424
Total	52	$588	$118	237	$2,739	$460

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Number of	Recorded	Related	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL	Contracts(1)	Investment(2)	ACL
Commercial and industrial	—	$—	$—	13	$1,946	$127
Commercial real estate	—	—	—	1	365	75
Construction	—	—	—	2	699	79
Residential mortgage	—	—	—	13	5,582	213
Consumer	150	1,950	247	1,671	15,916	2,128
Total	150	$1,950	$247	1,700	$24,508	$2,622
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $7.0 billion and $6.7 billion as of September 30, 2022 and December 31, 2021, respectively. Of the $7.0 billion at September 30, 2022, there were commitments of $0.1 million to lend additional funds related to borrowers who had loan terms modified in a TDR. Of the $6.7 billion at December 31, 2021, there were commitments of $0.2 million to lend additional funds related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the current period within 12 months of their permanent modification date for the periods indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	1	$216	2	$541	2	$265	3	$613
Construction	—	—	—	—	—	—	1	359
Commercial real estate	—	—	—	—	1	500	1	500
Residential mortgage	—	—	—	—	2	596	3	884
Consumer	123	1,561	219	2,939	230	3,258	314	4,366
Total	124	$1,777	221	$3,480	235	$4,619	322	$6,722
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosure Proceedings

As of September 30, 2022, there were two residential mortgage loans totaling $0.6 million collateralized by real estate properties that were modified in a TDR that was in process of foreclosure.  As of December 31, 2021, there was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

As of September 30, 2022, residential real estate property held from one foreclosed residential mortgage loan of $0.1 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets. As of December 31, 2021, residential real estate property held from one foreclosed residential mortgage loan of $0.2 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.5 billion and $1.7 billion as of September 30, 2022 and December 31, 2021, respectively. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $0.9 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.3 million and $1.0 million for three months ended September 30, 2022 and 2021, respectively and $1.6 million and $2.8 million for nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$1,038
One to two years	912
Two to three years	800
Three to four years	699
Four to five years	611

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Gross carrying amount	$69,254	$69,103
Less: accumulated amortization	62,388	60,801
Net carrying value	$6,866	$8,302

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$7,152	$10,007	$8,302	$10,731
Originations	47	101	151	1,206
Amortization	(333)	(1,001)	(1,587)	(2,830)
Balance at end of period	$6,866	$9,107	$6,866	$9,107
Fair value of amortized MSRs at beginning of period	$14,969	$13,480	$12,243	$14,029
Fair value of amortized MSRs at end of period	$14,945	$12,080	$14,945	$12,080

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and nine months ended September 30, 2022 and 2021.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022				December 31, 2021
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	8.06%	-	16.41%	8.19%	13.77%	-	25.19%	14.61%
Life in years (of the MSR)	3.04	-	6.94	6.81	1.99	-	5.31	5.03
Weighted-average coupon rate	3.55%	-	6.31%	3.68%	3.58%	-	6.56%	3.71%
Discount rate	10.00%	-	10.02%	10.01%	10.00%	-	10.01%	10.00%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Public deposits	$2,280,947	$1,913,369
Federal Home Loan Bank	2,075,537	2,380,042
Federal Reserve Bank	1,717,782	1,724,279
ACH transactions	128,194	115,038
Interest rate swaps	29,905	48,430
Total	$6,232,365	$6,181,158

As of September 30, 2022 and December 31, 2021, the borrowing capacity with the FHLB was $1.5 billion and $1.8 billion, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had an undrawn line of credit of $1.2 billion and $1.1 billion, respectively, from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of September 30, 2022 and December 31, 2021.

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted or pledged as of September 30, 2022 and December 31, 2021. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2022 and December 31, 2021, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
U.S.:
Interest-bearing	$11,908,206	$11,553,298
Noninterest-bearing	8,434,926	8,498,187
Foreign:
Interest-bearing	866,439	868,985
Noninterest-bearing	882,167	895,676
Total deposits	$22,091,738	$21,816,146

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2022:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$193,458	$346,995	$540,453
Over three through six months	200,904	365,394	566,298
Over six through twelve months	282,561	179,160	461,721
One to two years	116,268	42,528	158,796
Two to three years	54,972	16,885	71,857
Three to four years	41,935	12,231	54,166
Four to five years	33,114	11,690	44,804
Thereafter	827	—	827
Total	$924,039	$974,883	$1,898,922

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.0 billion and $0.8  billion as of September 30, 2022 and December 31, 2021, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.8 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2022	$(779,352)	$207,895	$(571,457)
Three months ended September 30, 2022
Investment securities:
Unrealized net losses arising during the period	(130,000)	34,677	(95,323)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	15,217	(4,058)	11,159
Net change in investment securities	(114,783)	30,619	(84,164)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(4,372)	1,165	(3,207)
Reclassification of net losses included in net income	98	(26)	72
Net change in cash flow derivative hedges	(4,274)	1,139	(3,135)
Other comprehensive loss	(119,057)	31,758	(87,299)
Accumulated other comprehensive loss at September 30, 2022	$(898,409)	$239,653	$(658,756)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Nine months ended September 30, 2022
Investment securities:
Unrealized net losses arising during the period	(759,437)	202,580	(556,857)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	35,146	(9,375)	25,771
Net change in investment securities	(724,291)	193,205	(531,086)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(7,611)	2,030	(5,581)
Reclassification of net gains included in net income	(540)	144	(396)
Net change in cash flow derivative hedges	(8,151)	2,174	(5,977)
Other comprehensive loss	(732,442)	195,379	(537,063)
Accumulated other comprehensive loss at September 30, 2022	$(898,409)	$239,653	$(658,756)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2021	$(40,509)	$10,807	$(29,702)
Three months ended September 30, 2021
Investment securities:
Unrealized net losses arising during the period	(43,316)	11,555	(31,761)
Net change in investment securities	(43,316)	11,555	(31,761)
Other comprehensive loss	(43,316)	11,555	(31,761)
Accumulated other comprehensive loss at September 30, 2021	$(83,825)	$22,362	$(61,463)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Nine months ended September 30, 2021
Investment securities:
Unrealized net losses arising during the period	(126,821)	33,829	(92,992)
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	(126,923)	33,856	(93,067)
Other comprehensive loss	(126,923)	33,856	(93,067)
Accumulated other comprehensive loss at September 30, 2021	$(83,825)	$22,362	$(61,463)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended September 30, 2022
Balance at beginning of period	$(24,390)	$(220,021)	$(324,204)	$(2,842)	$(571,457)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	33,603	(33,603)	—	—
Other comprehensive (loss) income	—	(95,323)	11,159	(3,135)	(87,299)
Balance at end of period	$(24,390)	$(281,741)	$(346,648)	$(5,977)	$(658,756)

Nine Months Ended September 30, 2022
Balance at beginning of year	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	372,419	(372,419)	—	—
Other comprehensive (loss) income	—	(556,857)	25,771	(5,977)	(537,063)
Balance at end of period	$(24,390)	$(281,741)	$(346,648)	$(5,977)	$(658,756)

Three Months Ended September 30, 2021
Balance at beginning of period	$(31,737)	$2,035	$—	$—	$(29,702)
Other comprehensive loss	—	(31,761)	—	—	(31,761)
Balance at end of period	$(31,737)	$(29,726)	$—	$—	$(61,463)

Nine Months Ended September 30, 2021
Balance at beginning of year	$(31,737)	$63,341	$—	$—	$31,604
Other comprehensive loss	—	(93,067)	—	—	(93,067)
Balance at end of period	$(31,737)	$(29,726)	$—	$—	$(61,463)

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

The table below sets forth those ratios at September 30, 2022 and December 31, 2021:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,863,915	11.79%	$1,846,735	11.68%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,863,915	11.79%	1,846,735	11.68%	6.00%	8.00%
Total capital to risk-weighted assets	2,042,219	12.92%	2,025,039	12.81%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,863,915	7.78%	1,846,735	7.71%	4.00%	5.00%

December 31, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,783,113	12.24%	$1,769,214	12.14%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,783,113	12.24%	1,769,214	12.14%	6.00%	8.00%
Total capital to risk-weighted assets	1,965,280	13.49%	1,951,377	13.40%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,783,113	7.24%	1,769,214	7.18%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2022, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2022, to change the capital adequacy category of the Company or the Bank.

10. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps and collars that are designated as a fair value hedge or cash flow hedge. The derivatives are recognized on the unaudited interim consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$5,677	$(7,115)	$67,500	$—	$(1,211)
Interest rate collars	200,000	—	(1,037)	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,866,620	5,865	(46,669)	2,827,582	50,898	—
Visa derivative	113,607	—	(2,359)	105,916	—	(5,530)
Interest rate caps and floors	—	—	—	148,800	27	(27)
Foreign exchange contracts	1,116	—	—	217	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of September 30, 2022, the amount of initial margin cash collateral posted by the Company was $0.2 million. As of December 31, 2021, the amount of initial margin cash collateral received by the Company was $1.7 million. As of September 30, 2022 and December 31, 2021, the variation margin was $40.8 million and $50.9 million, respectively.

As of September 30, 2022, the Company pledged $29.7 million in financial instruments, posted $0.2 million in cash and received $47.5 million in cash as collateral for interest rate swaps. As of December 31, 2021, the Company pledged $30.3 million in financial instruments and $18.1 million in cash as collateral for interest rate swaps. As of September 30, 2022 and December 31, 2021, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At September 30, 2022 and December 31, 2021, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of September 30, 2022 and December 31, 2021, the interest rate swap had a positive fair value of $5.7 million and a negative fair value of $1.0 million, respectively. The swap was executed in the fourth quarter of 2021, will start in the fourth quarter of 2023, and will mature in 2041. The Company will receive a USD Federal Funds floating rate and will pay a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2022 and 2021:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2022	2021	2022	2021
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$745	$111	$6,888	$425
Recognized on hedged item	Loans and lease financing	(839)	(126)	(7,185)	(512)

As of September 30, 2022 and December 31, 2021, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$61,794	$68,707	$(5,706)	$1,207

Cash Flow Hedges

The Company utilized interest rate swaps to reduce asset sensitivity and enhance current yields associated with interest payments received on a pool of floating-rate loans. The Company entered into interest rate swaps paying floating rates and receiving fixed rates. The floating-rate index (Bloomberg Short-Term Bank Yield Index, or “BSBY”) corresponds to the floating-rate nature of the interest receipts being hedged (based on USD Prime). The swaps provided an initial benefit to interest income as the Company received the higher fixed rate, which persisted while the floating rate remained below the swap’s fixed rate. By hedging with interest rate swaps, the Company minimized the adverse impact on interest income previously associated with a low interest rate environment on floating-rate loans.

As of September 30, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $7.1 million. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

The Company also utilized interest rate collars to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the collars (Secured Overnight Financing Rate, or “SOFR”) corresponds to the floating-rate nature of the interest receipts being hedged (based on 1-month USD LIBOR). Interest rate collars involve the payments of variable-rate amounts if the collar index exceeds the cap strike rate on the contract and receipts of variable-rate amounts if the collar index falls below the floor strike rate on the contract. No payments are required if the collar index falls between the cap and floor rates. By hedging with interest rate collars, the Company minimizes the adverse impact on interest income associated with possible future decreases in interest rates.

As of September 30, 2022, the Company carried two interest rate collars with notional amounts totaling $200.0 million, with a negative fair value totaling $1.0 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(4,372)	$(7,611)
Pretax net losses (gains) reclassified from accumulated other comprehensive income to interest income from loans and lease financing	98	(540)

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $4.8 million as a decrease to interest income from loans and lease financing. As of September 30, 2022, the maximum length of time over which forecasted transactions are hedged is approximately five years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Net gains (losses) recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2022	2021	2022	2021
Derivatives Not Designated As Hedging Instruments:
Visa derivative	Other noninterest income	$273	$(49)	(1,084)	(46)

As of September 30, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.9 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $5.9 million and a negative fair value of $46.7 million. The Company received floating rates ranging from 3.06% to 5.56% and paid fixed rates ranging from 2.39% to 6.19%. The swaps mature between March 2023 and June 2040. As of December 31, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $50.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.00% to 3.55% and paid fixed rates ranging from 2.02% to 6.19%. These swaps resulted in net interest expense of nil during both the three and nine months ended September 30, 2022 and 2021.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6059. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $2.4 million and $5.5 million was included in the unaudited interim consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 15. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended September 30, 2022 and 2021, and $0.1 million and $0.2 million were recognized during the nine months ended September 30, 2022 and 2021, respectively.

Credit-Risk Related Contingent Features

Some of our derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil and $26.9 million at September 30, 2022 and December 31, 2021, respectively, for which we posted nil and $19.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2022 and December 31, 2021, we may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $90.5 million and $95.5 million at September 30, 2022 and December 31, 2021, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $8.0 million and $10.7 million at September 30, 2022 and December 31, 2021, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2022 have maturities ranging from October 2022 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,730,103	$6,490,301
Standby letters of credit	236,847	182,447
Commercial letters of credit	8,449	3,307

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$117,060	$39,586	$6,090	$162,736

Service charges on deposit accounts	6,421	621	47	7,089
Credit and debit card fees	—	15,831	1,312	17,143
Other service charges and fees	6,081	509	472	7,062
Trust and investment services income	9,800	—	—	9,800
Other	93	1,250	304	1,647
Not in scope of Topic 606(1)	2,085	1,637	(606)	3,116
Total noninterest income	24,480	19,848	1,529	45,857
Total revenue	$141,540	$59,434	$7,619	$208,593

	Nine Months Ended September 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$318,476	$111,500	$11,779	$441,755

Service charges on deposit accounts	19,155	1,380	898	21,433
Credit and debit card fees	—	44,099	3,734	47,833
Other service charges and fees	18,950	1,708	1,327	21,985
Trust and investment services income	27,442	—	—	27,442
Other	396	6,708	849	7,953
Not in scope of Topic 606(1)	4,337	5,023	(4,632)	4,728
Total noninterest income	70,280	58,918	2,176	131,374
Total revenue	$388,756	$170,418	$13,955	$573,129
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended September 30, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$97,547	$41,218	$(6,172)	$132,593

Service charges on deposit accounts	6,151	335	503	6,989
Credit and debit card fees	—	14,105	1,302	15,407
Other service charges and fees	6,218	1,036	417	7,671
Trust and investment services income	8,625	—	—	8,625
Other	64	1,387	233	1,684
Not in scope of Topic 606(1)	1,640	1,454	6,634	9,728
Total noninterest income	22,698	18,317	9,089	50,104
Total revenue	$120,245	$59,535	$2,917	$182,697

	Nine Months Ended September 30, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$289,107	$119,718	$(15,593)	$393,232

Service charges on deposit accounts	18,025	899	1,415	20,339
Credit and debit card fees	—	41,322	4,170	45,492
Other service charges and fees	17,765	3,101	1,151	22,017
Trust and investment services income	25,824	—	—	25,824
Other	292	3,506	936	4,734
Not in scope of Topic 606(1)	6,862	5,058	13,017	24,937
Total noninterest income	68,768	53,886	20,689	143,343
Total revenue	$357,875	$173,604	$5,096	$536,575
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and nine months ended September 30, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and two vendors in the current year, which are being amortized over the term of the respective contracts. As of September 30, 2022 and December 31, 2021, the Company had contract liabilities of $2.9 million and $3.0 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2022, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.7 million, respectively, due to the passage of time. For the three and nine months ended September 30, 2021, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.6 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2022 and December 31, 2021, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2022 and December 31, 2021. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

13. Earnings per Share

For the three and nine months ended September 30, 2022 and 2021, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2022 and 2021, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$69,018	$64,279	$186,097	$208,713

Denominator:
Basic: weighted-average shares outstanding	127,377,713	128,660,038	127,534,746	129,323,973
Add: weighted-average equity-based awards	418,904	550,410	461,926	571,338
Diluted: weighted-average shares outstanding	127,796,617	129,210,448	127,996,672	129,895,311

Basic earnings per share	$0.54	$0.50	$1.46	$1.61
Diluted earnings per share	$0.54	$0.50	$1.45	$1.61

14. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2022	2021	2022	2021
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$197	$218
Interest cost	Other noninterest expense	1,523	1,292	118	116
Expected return on plan assets	Other noninterest expense	(783)	(766)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,269	1,720	(101)	—
Total net periodic benefit cost		$2,009	$2,246	$214	$334

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$626	$746
Interest cost	Other noninterest expense	4,245	3,754	405	378
Expected return on plan assets	Other noninterest expense	(2,348)	(2,298)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	3,806	5,160	(303)	—
Total net periodic benefit cost		$5,703	$6,616	$728	$1,124

Leases

The Company recognized operating lease income related to lease payments of $1.5 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company recognized $1.7 million and $1.6 million of lease income related to variable lease payments for the three months ended September 30, 2022 and 2021, respectively, and $4.9 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2022 and December 31, 2021, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.6059. The Visa derivative of $2.4 million and $5.5 million was included in the unaudited interim consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below:

	Fair Value Measurements as of September 30, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$152,522	$—	$152,522
Government-sponsored enterprises debt securities	—	44,326	—	44,326
Mortgage-backed securities:
Residential - Government agency(1)	—	61,634	—	61,634
Residential - Government-sponsored enterprises(1)	—	1,197,841	—	1,197,841
Commercial - Government agency	—	250,665	—	250,665
Commercial - Government-sponsored enterprises	—	131,321	—	131,321
Commercial - Non-agency	—	21,670	—	21,670
Collateralized mortgage obligations:
Government agency	—	694,213	—	694,213
Government-sponsored enterprises	—	489,448	—	489,448
Collateralized loan obligations	—	245,520	—	245,520
Total available-for-sale securities	—	3,289,160	—	3,289,160
Other assets(2)	6,710	11,542	—	18,252
Liabilities
Other liabilities(3)	—	(54,821)	(2,359)	(57,180)
Total	$6,710	$3,245,881	$(2,359)	$3,250,232
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$192,563	$—	$192,563
Mortgage-backed securities:
Residential - Government agency(1)	—	137,264	—	137,264
Residential - Government-sponsored enterprises(1)	—	1,491,100	—	1,491,100
Commercial - Government agency	—	387,663	—	387,663
Commercial - Government-sponsored enterprises	—	1,369,443	—	1,369,443
Collateralized mortgage obligations:
Government agency	—	2,079,523	—	2,079,523
Government-sponsored enterprises	—	2,621,044	—	2,621,044
Collateralized loan obligations	—	105,247	—	105,247
Debt securities issued by states and political subdivisions	—	44,185	—	44,185
Total available-for-sale securities	—	8,428,032	—	8,428,032
Other assets(2)	7,382	50,925	—	58,307
Liabilities
Other liabilities(3)	—	(1,238)	(5,530)	(6,768)
Total	$7,382	$8,477,719	$(5,530)	$8,479,571
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(2,359)	Discounted Cash Flow	Expected Conversion Rate - 1.6059(1)	1.5885-1.6059
			Expected Term - 1 year(2)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(5,530)	Discounted Cash Flow	Expected Conversion Rate - 1.6181(1)	1.5885-1.6181
			Expected Term - 1 year(2)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(2)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2022 and 2021, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021 are summarized below:

	Visa Derivative
(dollars in thousands)	2022	2021
Three Months Ended September 30,
Balance as of July 1,	$(3,786)	$(2,132)
Total net gains (losses) included in other noninterest income	273	(49)
Settlements	1,154	1,329
Balance as of September 30,	$(2,359)	$(852)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$273	$(49)

Nine Months Ended September 30,
Balance as of January 1,	$(5,530)	$(4,554)
Total net losses included in other noninterest income	(1,084)	(46)
Settlements	4,255	3,748
Balance as of September 30,	$(2,359)	$(852)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(1,084)	$(46)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$948,934	$291,360	$657,574	$—	$948,934
Investment securities held-to-maturity	4,406,143	—	3,960,713	—	3,960,713
Loans held for sale	361	—	361	—	361
Loans(1)	13,394,536	—	—	12,667,869	12,667,869

Financial liabilities:
Time deposits(2)	$1,898,922	$—	$1,852,736	$—	$1,852,736

	December 31, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,258,469	$246,716	$1,011,753	$—	$1,258,469
Loans held for sale	538	—	542	—	542
Loans(1)	12,730,605	—	—	12,791,811	12,791,811

Financial liabilities:
Time deposits(2)	$1,776,438	$—	$1,773,321	$—	$1,773,321
(1)	Excludes financing leases of $305.8 million at September 30, 2022 and $231.4 million at December 31, 2021.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $20.2 billion as of September 30, 2022 and $20.0 billion as of December 31, 2021.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of September 30, 2022 and December 31, 2021, the Company had $7.0 billion and $6.7 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $44.2 million and $44.3 million at September 30, 2022 and December 31, 2021, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of September 30, 2022 and December 31, 2021. Additionally, there were no nonrecurring fair value adjustments for both the three and nine months ended September 30, 2022 and 2021.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2022
Net interest income	$117,060	$39,586	$6,090	$162,736
Provision for credit losses	(773)	(1,227)	(1,183)	(3,183)
Net interest income after provision for credit losses	116,287	38,359	4,907	159,553

Noninterest income	24,480	19,848	1,529	45,857
Noninterest expense	(76,820)	(28,079)	(8,433)	(113,332)
Income (loss) before (provision) benefit for income taxes	63,947	30,128	(1,997)	92,078

(Provision) benefit for income taxes	(16,093)	(7,458)	491	(23,060)
Net income (loss)	$47,854	$22,670	$(1,506)	$69,018

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2022
Net interest income	$318,476	$111,500	$11,779	$441,755
Benefit for credit losses	682	701	181	1,564
Net interest income after benefit for credit losses	319,158	112,201	11,960	443,319

Noninterest income	70,280	58,918	2,176	131,374
Noninterest expense	(220,397)	(81,546)	(24,606)	(326,549)
Income (loss) before (provision) benefit for income taxes	169,041	89,573	(10,470)	248,144

(Provision) benefit for income taxes	(42,139)	(21,962)	2,054	(62,047)
Net income (loss)	$126,902	$67,611	$(8,416)	$186,097

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2021
Net interest income (expense)	$97,547	$41,218	$(6,172)	$132,593
Benefit of (provision) for credit losses	3,067	4,233	(3,300)	4,000
Net interest income (expense) after provision for credit losses	100,614	45,451	(9,472)	136,593

Noninterest income	22,698	18,317	9,089	50,104
Noninterest expense	(60,870)	(26,371)	(13,795)	(101,036)
Income (loss) before (provision) benefit for income taxes	62,442	37,397	(14,178)	85,661

(Provision) benefit for income taxes	(15,660)	(9,269)	3,547	(21,382)
Net income (loss)	$46,782	$28,128	$(10,631)	$64,279

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2021
Net interest income (expense)	$289,107	$119,718	$(15,593)	$393,232
Benefit of (provision) for credit losses	17,191	23,728	(1,919)	39,000
Net interest income (expense) after provision for credit losses	306,298	143,446	(17,512)	432,232

Noninterest income	68,768	53,886	20,689	143,343
Noninterest expense	(185,874)	(73,842)	(37,014)	(296,730)
Income (loss) before (provision) benefit for income taxes	189,192	123,490	(33,837)	278,845

(Provision) benefit for income taxes	(47,670)	(30,898)	8,436	(70,132)
Net income (loss)	$141,522	$92,592	$(25,401)	$208,713

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

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy continues to reflect growth during the nine months ended September 30, 2022. The statewide seasonally adjusted unemployment rate was 3.5% in September 2022 compared to 6.6% in September 2021 and 15.1% in September 2020, according to the State of Hawaii Department of Labor and Industrial Relations, while the national seasonally adjusted unemployment rate was 3.5% in September 2022 compared to 4.8% in September 2021 and 7.9% in September 2020.

Domestic visitor arrivals have returned to near pre-pandemic levels, with average daily domestic passenger counts during the first nine months of 2022 at approximately 87.9% of the average daily passenger counts during the first nine months of 2019. Prior to the pandemic, tourists from Japan represented a significant portion of international visitors to the state. While the number of visitors from Japan has increased relative to the prior two years, the number remains well below the arrival count before the pandemic. Visitor arrivals from Japan during the first nine months of 2022 were 110,534 as compared to 12,469 during the first nine months of 2021 and 1,173,477 during the first nine months of 2019.

For the nine months ended September 30, 2022, the volume of single-family home sales decreased by 15.8%, while condominium sales decreased by 3.3%, in each case as compared to the same period in 2021, according to the Honolulu Board of Realtors. The median price of single-family home sales and condominium sales on Oahu was $1,110,000 and $510,000, respectively, or an increase of 13.9% and 9.1%, respectively, for the nine months ended September 30, 2022 as compared to the same period in 2021. As of September 30, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 1.9 and 2.0 months, respectively. Lastly, state general excise and use tax revenues increased by 19.8% for the nine months ended September 30, 2022 as compared to the same period in 2021, according to the Hawaii Department of Business, Economic Development & Tourism.

There remain many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole, as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to mitigate both the economic and health-related effects of COVID-19. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding (i) the impact of the COVID-19 pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the COVID-19 pandemic, particularly as they relate to the banking and financial services industry.

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

In recent periods, the increase in inflationary conditions accelerated due to, among other factors, global supply chain disruptions, changes in the labor market and geopolitical tensions. Higher commodity prices, labor shortages and supply chain disruptions, including those resulting from Russia’s ongoing invasion of Ukraine, are also contributing to higher inflation levels, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers.

Our operating costs have increased as inflationary conditions put upward pressure on the Company’s expenses. As virtually all of our assets and liabilities are monetary in nature, interest rates (which do not necessarily move in the same direction or the same extent as the prices of goods and services) generally have a more significant impact on our performance than do general levels of inflation. Rising interest rates may contribute to increased net interest margins and benefit our net interest income as our assets are expected to reprice faster and to a greater degree than our liabilities. Changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. In addition, changes in interest rates also have a significant impact on (i) the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet and (ii) the level of loan refinancing activity in our portfolio, which impacts the amount of prepayment penalty income we receive on loans we hold. In addition, we may incur debt in the future, and that debt may also be sensitive to interest rates.

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of September 30, 2022, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 11.79%, compared to the minimum requirement of 4.50%. We continue to maintain high levels of liquidity. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

Economic conditions and therefore our results of operations may be impacted by a variety of other factors as well, such as an economic slowdown or recession, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Income Statement Data:
Interest income	$176,390	$137,204	$462,755	$408,002
Interest expense	13,654	4,611	21,000	14,770
Net interest income	162,736	132,593	441,755	393,232
Provision for credit losses	3,183	(4,000)	(1,564)	(39,000)
Net interest income after provision for credit losses	159,553	136,593	443,319	432,232
Noninterest income	45,857	50,104	131,374	143,343
Noninterest expense	113,332	101,036	326,549	296,730
Income before provision for income taxes	92,078	85,661	248,144	278,845
Provision for income taxes	23,060	21,382	62,047	70,132
Net income	$69,018	$64,279	$186,097	$208,713
Basic earnings per share	$0.54	$0.50	$1.46	$1.61
Diluted earnings per share	$0.54	$0.50	$1.45	$1.61
Basic weighted-average outstanding shares	127,377,713	128,660,038	127,534,746	129,323,973
Diluted weighted-average outstanding shares	127,796,617	129,210,448	127,996,672	129,895,311
Dividends declared per share	$0.26	$0.26	$0.78	$0.78
Dividend payout ratio	48.15%	52.00%	53.79%	48.45%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.93%	2.36%	2.65%	2.45%
Efficiency ratio	53.98%	55.07%	56.63%	55.10%
Return on average total assets	1.10%	1.02%	0.99%	1.16%
Return on average tangible assets (non-GAAP)(2)	1.14%	1.06%	1.03%	1.21%
Return on average total stockholders' equity	12.08%	9.31%	10.55%	10.26%
Return on average tangible stockholders' equity (non-GAAP)(2)	21.53%	14.63%	18.26%	16.19%
Noninterest expense to average assets	1.80%	1.60%	1.74%	1.65%
				(continued)

(continued)	September 30,	December 31,
(dollars in thousands, except per share data)	2022	2021
Balance Sheet Data:
Cash and cash equivalents	$948,934	$1,258,469
Investment securities available-for-sale	3,289,160	8,428,032
Investment securities held-to-maturity	4,406,143	—
Loans and leases	13,700,374	12,961,999
Allowance for credit losses for loans and leases	148,163	157,262
Goodwill	995,492	995,492
Total assets	24,870,272	24,992,410
Total deposits	22,091,738	21,816,146
Total liabilities	22,669,621	22,335,498
Total stockholders' equity	2,200,651	2,656,912
Book value per share	$17.28	$20.84
Tangible book value per share (non-GAAP)(2)	$9.46	$13.03

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.06%	0.05%
Allowance for credit losses for loans and leases / total loans and leases	1.08%	1.21%
Net charge-offs / average total loans and leases(3)	0.08%	0.10%

	September 30,	December 31,
Capital Ratios:	2022	2021
Common Equity Tier 1 Capital Ratio	11.79%	12.24%
Tier 1 Capital Ratio	11.79%	12.24%
Total Capital Ratio	12.92%	13.49%
Tier 1 Leverage Ratio	7.78%	7.24%
Total stockholders' equity to total assets	8.85%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	5.05%	6.92%
(1)	Except for the efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2022 and 2021.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the nine months ended September 30, 2022.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Income Statement Data:
Noninterest expense	$113,332	$101,036	$326,549	$296,730

Net income	$69,018	$64,279	$186,097	$208,713

Average total stockholders' equity	$2,267,152	$2,738,540	$2,358,195	$2,719,442
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,271,660	$1,743,048	$1,362,703	$1,723,950

Average total assets	$24,957,042	$25,058,085	$25,095,438	$24,013,691
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$23,961,550	$24,062,593	$24,099,946	$23,018,199

Return on average total stockholders' equity(a)	12.08%	9.31%	10.55%	10.26%
Return on average tangible stockholders' equity (non-GAAP)(a)	21.53%	14.63%	18.26%	16.19%

Return on average total assets(a)	1.10%	1.02%	0.99%	1.16%
Return on average tangible assets (non-GAAP)(a)	1.14%	1.06%	1.03%	1.21%

Noninterest expense to average assets(a)	1.80%	1.60%	1.74%	1.65%

	As of	As of
	September 30,	December 31,
(dollars in thousands, except share amount and per share data)	2022	2021
Balance Sheet Data:
Total stockholders' equity	$2,200,651	$2,656,912
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,205,159	$1,661,420

Total assets	$24,870,272	$24,992,410
Less: goodwill	995,492	995,492
Tangible assets	$23,874,780	$23,996,918

Shares outstanding	127,357,680	127,502,472

Total stockholders' equity to total assets	8.85%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.05%	6.92%

Book value per share	$17.28	$20.84
Tangible book value per share (non-GAAP)	$9.46	$13.03
(a)	Annualized for the three and nine months ended September 30, 2022 and 2021.

Financial Highlights

Net income was $69.0 million for the three months ended September 30, 2022, an increase of $4.7 million or 7% as compared to the same period in 2021. Basic and diluted earnings per share were both $0.54 per share for the three months ended September 30, 2022, an increase of $0.04 per share or 8% as compared to the same period in 2021. The increase in net income was primarily due to a $30.1 million increase in net interest income driven by the rising interest rate environment. This was partially offset by a $12.3 million increase in noninterest expense, a $4.2 million decrease in noninterest income, a $1.7 million increase in the provision for income taxes and a provision for credit losses (the “Provision”) of $3.2 million for the three months ended September 30, 2022, compared to a negative provision of $4.0 million for the three months ended September 30, 2021.

Our return on average total assets was 1.10% for the three months ended September 30, 2022, an increase of eight basis points from the same period in 2021, and our return on average total stockholders’ equity was 12.08% for the three months ended September 30, 2022, an increase of 277 basis points from the same period in 2021. Our return on average tangible assets was 1.14% for the three months ended September 30, 2022, an increase of eight basis points from the same period in 2021, and our return on average tangible stockholders’ equity was 21.53% for the three months ended September 30, 2022, an increase of 690 basis points from the same period in 2021. Our efficiency ratio was 53.98% for the three months ended September 30, 2022 compared to 55.07% for the same period in 2021.

Our results for the three months ended September 30, 2022 were highlighted by the following:

●	Net interest income was $162.7 million for the three months ended September 30, 2022, an increase of $30.1 million or 23% as compared to the same period in 2021. Our net interest margin was 2.93% for the three months ended September 30, 2022, an increase of 57 basis points as compared to the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher yields and average balances in our loan and lease portfolio, higher yields and average balances in our investment securities portfolio, higher yields on interest-bearing deposits in other banks and lower borrowing costs, partially offset by higher deposit funding costs compared to the same period in 2021.

●	There was a Provision of $3.2 million for the three months ended September 30, 2022, compared to a negative provision of $4.0 million for the same period in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery after COVID-19 and its impact on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $45.9 million for the three months ended September 30, 2022, a decrease of $4.2 million or 8% as compared to the same period in 2021. The decrease was primarily due to a negative $0.3 million of Bank-owned life insurance (“BOLI”) income as compared to $4.8 million of BOLI income for the same period in 2021, as well as a $1.1 million decrease in other service charges and fees and a $1.0 million decrease in other noninterest income. This was partially offset by a $1.7 million increase in credit and debit card fees and a $1.2 million increase in trust and investment services income.

●	Noninterest expense was $113.3 million for the three months ended September 30, 2022, an increase of $12.3 million or 12% compared to the same period in 2021. The increase in noninterest expense was primarily due to a $4.9 million increase in salaries and employee benefits, a $4.2 million increase in equipment expense, a $1.6 million increase in contracted services and professional fees, a $1.5 million increase in card rewards program expense and a $1.3 million increase in occupancy expense, partially offset by a $2.3 million decrease in other noninterest expense.

Net income was $186.1 million for the nine months ended September 30, 2022, a decrease of $22.6 million or 11% as compared to the same period in 2021. Basic earnings per share was $1.46 per share for the nine months ended September 30, 2022, a decrease of $0.15 per share or 9% as compared to the same period in 2021. Diluted earnings per share was $1.45 per share for the nine months ended September 30, 2022, a decrease of $0.16 per share or 10% as compared to the same period in 2021. Net income benefitted from a $48.5 million increase in net interest income and an $8.1 million decrease in the provision for income taxes for the nine months ended September 30, 2022. The decrease in net income was primarily due to a negative Provision of $1.6 million for the nine months ended September 30, 2022, compared to a negative Provision of $39.0 million for the nine months ended September 30, 2021. The decrease in net income was also due to a $29.8 million increase in noninterest expense and a $12.0 million decrease in noninterest income.

Our return on average total assets was 0.99% for the nine months ended September 30, 2022, a decrease of 17 basis points from the same period in 2021, and our return on average total stockholders’ equity was 10.55% for the nine months ended September 30, 2022, an increase of 29 basis points for the same period in 2021. Our return on average tangible assets was 1.03% for the nine months ended September 30, 2022, a decrease of 18 basis points from the same period in 2021, and our return on average tangible stockholders’ equity was 18.26% for the nine months ended September 30, 2022, an increase of 207 basis points from the same period in 2021. Our efficiency ratio was 56.63% for the nine months ended September 30, 2022 compared to 55.10% for the same period in 2021.

Our results for the nine months ended September 30, 2022 were highlighted by the following:

●	Net interest income was $441.8 million for the nine months ended September 30, 2022, an increase of $48.5 million or 12% as compared to the same period in 2021. Our net interest margin was 2.65% for the nine months ended September 30, 2022, an increase of 20 basis points as compared to the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our investment securities portfolio, higher yields in our loan and lease portfolio, higher yields on interest-bearing deposits in other banks and lower borrowing costs. This was partially offset by higher deposit funding costs compared to the same period in 2021.

●	There was a negative Provision of $1.6 million for the nine months ended September 30, 2022, compared to a negative Provision of $39.0 million for the same period in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $131.4 million for the nine months ended September 30, 2022, a decrease of $12.0 million or 8% as compared to the same period in 2021. The decrease was primarily due to a negative $1.6 million of Bank-owned life insurance (“BOLI”) income as compared to $10.3 million of BOLI income for the same period in 2021, as well as a $3.4 million decrease in other noninterest income and a $1.5 million decrease in other service charges and fees. This was partially offset by a $2.3 million increase in credit and debit card fees, a $1.6 million increase in trust and investment services income and a $1.1 million increase in service charges on deposit accounts.

●	Noninterest expense was $326.5 million for the nine months ended September 30, 2022, an increase of $29.8 million or 10% as compared to the same period in 2021. The increase in noninterest expense was primarily due to a $13.1 million increase in salaries and employee benefits expense, a $6.1 million increase in equipment expense, a $4.5 million increase in card rewards program expense, a $3.6 million increase in contracted services and professional fees, a $1.6 million increase in occupancy expense, a $1.4 million increase in advertising and marketing expense and a $1.3 million increase in regulatory assessment and fees, partially offset by a $1.9 million decrease in other noninterest expense.

Hawaii’s economy continues reflect growth during the first nine months of 2022. Domestic visitor arrivals to Hawaii have reached near pre-pandemic levels, while visitor arrivals from Japan, traditionally Hawaii’s largest international market, have continued to slowly increase. There remain many uncertainties related to COVID-19, including the impact on the economy, key industries, businesses and our customers.

We continued to maintain high levels of liquidity and remained well-capitalized as of September 30, 2022. CET1 was 11.79% as of September 30, 2022, a decrease of 45 basis points from December 31, 2021. The decrease in CET1 was primarily due to loan growth and the dividends declared and paid to the Company’s stockholders, partially offset by earnings for the nine months ended September 30, 2022.

●	Total loans and leases were $13.7 billion as of September 30, 2022, an increase of $738.4 million or 6% from December 31, 2021. The increase in total loans and leases was primarily due to increases in commercial real estate loans, residential mortgage loans and lease financing, partially offset by a decrease in PPP loans, which are included in commercial and industrial loans, and decreases in construction loans and consumer loans.

●	The ACL was $148.2 million as of September 30, 2022, a decrease of $9.1 million or 6% from December 31, 2021. This decrease was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality during the nine months ended September 30, 2022. The ratio of our ACL to total loans and leases outstanding was 1.08% as of September 30, 2022, a decrease of 13 basis points compared to December 31, 2021.

●	Our portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. Maturities and payments on investment securities were used to fund loan growth and offset a decline in deposits. The total carrying value of our investment securities portfolio was $7.7 billion as of September 30, 2022, a decrease of $732.7 million or 9% from December 31, 2021. The decrease was primarily due to a lower valuation resulting from higher market interest rates as of September 30, 2022, relative to December 31, 2021. During the three and nine months ended September 30, 2022, we reclassified at fair value approximately $417.4 million and $4.6 billion, respectively, in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment.

●	Total deposits were $22.1 billion as of September 30, 2022, an increase of $275.6 million or 1% from December 31, 2021. The increase in total deposits was primarily due to a $122.5 million increase in time deposit balances, a $117.9 million increase in money market deposit balances and a $112.0 million increase in savings deposit balances, partially offset by a $76.8 million decrease in demand deposit balances.

●	Total stockholders’ equity was $2.2 billion as of September 30, 2022, a decrease of $456.3 million or 17% from December 31, 2021. The decrease in stockholders’ equity was primarily due to net unrealized losses in our investment securities portfolio, net of tax, of $531.1 million and dividends declared and paid to the Company’s stockholders of $99.5 million, partially offset by earnings for the period of $186.1 million during the nine months ended September 30, 2022.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2022 and 2021, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$724.0	$4.0	2.20%	$2,356.4	$0.9	0.16%
Available-for-Sale Investment Securities
Taxable	3,733.8	19.2	2.05	6,654.6	22.9	1.37
Non-Taxable	45.1	0.6	5.16	561.1	2.9	2.11
Held-to-Maturity Investment Securities
Taxable	3,573.6	14.6	1.64	—	—	—
Non-Taxable	613.6	4.2	2.72	—	—	—
Total Investment Securities	7,966.1	38.6	1.93	7,215.7	25.8	1.43
Loans Held for Sale	0.7	—	3.62	2.2	—	2.39
Loans and Leases (1)
Commercial and industrial	2,025.5	20.7	4.05	2,367.2	19.7	3.29
Commercial real estate	4,016.7	42.3	4.18	3,447.0	25.4	2.92
Construction	737.4	8.6	4.63	862.4	7.0	3.24
Residential:
Residential mortgage	4,224.0	36.4	3.45	3,866.1	34.6	3.58
Home equity line	991.1	7.2	2.87	837.7	5.5	2.62
Consumer	1,218.0	17.1	5.57	1,260.2	16.8	5.28
Lease financing	278.7	2.7	3.81	241.3	2.0	3.23
Total Loans and Leases	13,491.4	135.0	3.98	12,881.9	111.0	3.43
Other Earning Assets	75.9	0.1	0.69	77.0	0.3	1.34
Total Earning Assets (2)	22,258.1	177.7	3.18	22,533.2	138.0	2.44
Cash and Due from Banks	277.0			290.5
Other Assets	2,421.9			2,234.4
Total Assets	$24,957.0			$25,058.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,871.5	$6.7	0.39%	$6,886.0	$0.6	0.03%
Money Market	4,086.1	4.8	0.47	3,957.1	0.5	0.05
Time	1,720.5	2.1	0.48	1,884.4	2.1	0.45
Total Interest-Bearing Deposits	12,678.1	13.6	0.43	12,727.5	3.2	0.10
Federal Funds Purchased	0.2	—	1.67	—	—	—
Long-Term Borrowings	—	—	—	200.0	1.4	2.76
Total Interest-Bearing Liabilities	12,678.3	13.6	0.43	12,927.5	4.6	0.14
Net Interest Income		$164.1			$133.4
Interest Rate Spread			2.75%			2.30%
Net Interest Margin			2.93%			2.36%
Noninterest-Bearing Demand Deposits	9,469.9			8,894.3
Other Liabilities	541.6			497.7
Stockholders' Equity	2,267.2			2,738.6
Total Liabilities and Stockholders' Equity	$24,957.0			$25,058.1
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended September 30, 2022
	Compared to September 30, 2021
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(1.1)	$4.2	$3.1
Available-for-Sale Investment Securities
Taxable	(12.4)	8.7	(3.7)
Non-Taxable	(4.2)	1.9	(2.3)
Held-to-Maturity Investment Securities
Taxable	14.6	—	14.6
Non-Taxable	4.2	—	4.2
Total Investment Securities	2.2	10.6	12.8
Loans and Leases
Commercial and industrial	(3.0)	4.1	1.1
Commercial real estate	4.7	12.2	16.9
Construction	(1.1)	2.6	1.5
Residential:
Residential mortgage	3.1	(1.3)	1.8
Home equity line	1.1	0.6	1.7
Consumer	(0.6)	0.9	0.3
Lease financing	0.3	0.4	0.7
Total Loans and Leases	4.5	19.5	24.0
Other Earning Assets	—	(0.2)	(0.2)
Total Change in Interest Income	5.6	34.1	39.7

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	6.1	6.1
Money Market	—	4.3	4.3
Time	(0.2)	0.2	—
Total Interest-Bearing Deposits	(0.2)	10.6	10.4
Long-term Borrowings	(0.7)	(0.7)	(1.4)
Total Change in Interest Expense	(0.9)	9.9	9.0
Change in Net Interest Income	$6.5	$24.2	$30.7
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $164.1 million for the three months ended September 30, 2022, an increase of $30.7 million or 23% compared to the same period in 2021. Our net interest margin was 2.93% for the three months ended September 30, 2022, an increase of 57 basis points from the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher yields and average balances in our loan and lease portfolio, higher yields and average balances in our investment securities portfolio, higher yields on interest-earning deposits in other banks and lower borrowing costs, partially offset by higher deposit funding costs during the three months ended September 30, 2022. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the three months ended September 30, 2022 and 2021 included $0.4 million and $7.7 million, respectively, of fees from PPP loans. As of September 30, 2022, there were approximately $0.4 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the three months ended September 30, 2022, the average balance of our loan and lease portfolio was $13.5 billion, an increase of $609.6 million or 5% compared to the same period in 2021. The increase in the average balance of our loans and leases was primarily due to increases in our commercial real estate loans and residential mortgage loans, partially offset by a decrease in PPP loans in our commercial and industrial loan portfolio. The yield on our loan and lease portfolio was 3.98% for the three months ended September 30, 2022, an increase of 55 basis points as compared to the same period in 2021. We experienced an increase in our yields from total loans and leases primarily due to increases in yield from our commercial real estate loans, commercial and industrial loans and construction loans. The adjustable rate commercial real estate loans, commercial and industrial loans and construction loans are typically based on the LIBOR. For the three months ended September 30, 2022, the average balance of our investment securities portfolio was $8.0 billion, an increase of $750.4 million or 10% compared to the same period in 2021. The yield on our investment securities portfolio was 1.93% for the three months ended September 30, 2022, an increase of 50 basis points as compared to the same period in 2021, primarily due to an increase in interest rates. For the three months ended September 30, 2022, the yield on our interest-bearing deposits in other banks was 2.20%, an increase of 204 basis points compared to the same period in 2021. Deposit funding costs were $13.6 million for the three months ended September 30, 2022, an increase of $10.4 million compared to the same period in 2021 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 43 basis points for the three months ended September 30, 2022, an increase of 33 basis points compared to the same period in 2021, primarily due to increases in our savings and money market deposits. Borrowing costs were nil for the three months ended September 30, 2022, a decrease of $1.4 million compared to the same period in 2021 due to the termination of our long-term borrowings in November 2021.

For the nine months ended September 30, 2022 and 2021, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,051.7	$7.3	0.93%	$1,604.6	$1.5	0.13%
Available-for-Sale Investment Securities
Taxable	5,145.3	64.9	1.68	6,303.5	67.5	1.43
Non-Taxable	227.9	4.4	2.59	436.9	6.9	2.11
Held-to-Maturity Investment Securities
Taxable	2,382.2	29.7	1.66	—	—	—
Non-Taxable	409.1	8.3	2.71	—	—	—
Total Investment Securities	8,164.5	107.3	1.75	6,740.4	74.4	1.47
Loans Held for Sale	0.7	—	2.92	4.4	0.1	2.31
Loans and Leases(1)
Commercial and industrial	1,983.5	50.3	3.39	2,756.2	61.2	2.97
Commercial real estate	3,820.6	98.8	3.46	3,417.5	75.6	2.96
Construction	738.4	20.7	3.74	803.8	19.2	3.19
Residential:
Residential mortgage	4,173.1	108.0	3.45	3,776.5	103.3	3.65
Home equity line	943.2	18.5	2.62	824.1	16.7	2.71
Consumer	1,218.2	48.1	5.29	1,287.1	51.4	5.34
Lease financing	248.7	6.7	3.60	243.2	5.7	3.10
Total Loans and Leases	13,125.7	351.1	3.57	13,108.4	333.1	3.39
Other Earning Assets	70.6	0.5	0.92	65.9	0.8	1.65
Total Earning Assets(2)	22,413.2	466.2	2.78	21,523.7	409.9	2.54
Cash and Due from Banks	289.9			291.7
Other Assets	2,392.3			2,198.3
Total Assets	$25,095.4			$24,013.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,837.8	$8.9	0.17%	$6,410.9	$1.7	0.04%
Money Market	4,087.6	6.8	0.22	3,758.3	1.5	0.05
Time	1,713.4	5.3	0.41	2,067.7	7.4	0.48
Total Interest-Bearing Deposits	12,638.8	21.0	0.22	12,236.9	10.6	0.12
Federal Funds Purchased	0.1	—	1.67	—	—	—
Long-Term Borrowings	—	—	—	200.0	4.2	2.76
Total Interest-Bearing Liabilities	12,638.9	21.0	0.22	12,436.9	14.8	0.16
Net Interest Income		$445.2			$395.1
Interest Rate Spread			2.56%			2.38%
Net Interest Margin			2.65%			2.45%
Noninterest-Bearing Demand Deposits	9,532.0			8,358.5
Other Liabilities	566.3			498.9
Stockholders' Equity	2,358.2			2,719.4
Total Liabilities and Stockholders' Equity	$25,095.4			$24,013.7

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $3.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Analysis of Change in Net Interest Income			Table 6
	Nine Months Ended September 30, 2022
	Compared to September 30, 2021
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.7)	$6.5	$5.8
Available-for-Sale Investment Securities
Taxable	(13.4)	10.8	(2.6)
Non-Taxable	(3.8)	1.3	(2.5)
Held-to-Maturity Investment Securities
Taxable	29.7	—	29.7
Non-Taxable	8.3	—	8.3
Total Investment Securities	20.8	12.1	32.9
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	(18.8)	7.9	(10.9)
Commercial real estate	9.5	13.7	23.2
Construction	(1.6)	3.1	1.5
Residential:
Residential mortgage	10.5	(5.8)	4.7
Home equity line	2.3	(0.5)	1.8
Consumer	(2.8)	(0.5)	(3.3)
Lease financing	0.1	0.9	1.0
Total Loans and Leases	(0.8)	18.8	18.0
Other Earning Assets	0.1	(0.4)	(0.3)
Total Change in Interest Income	19.3	37.0	56.3

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	7.1	7.2
Money Market	0.1	5.2	5.3
Time	(1.1)	(1.0)	(2.1)
Total Interest-Bearing Deposits	(0.9)	11.3	10.4
Long-Term Borrowings	(2.1)	(2.1)	(4.2)
Total Change in Interest Expense	(3.0)	9.2	6.2
Change in Net Interest Income	$22.3	$27.8	$50.1

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $445.2 million for the nine months ended September 30, 2022, an increase of $50.1 million or 13% compared to the same period in 2021. Our net interest margin was 2.65% for the nine months ended September 30, 2022, an increase of 20 basis points from the same period in 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher average balances and yields in our investment securities portfolio, higher yields in our loan and lease portfolio, higher yields on interest-bearing deposits in other banks and lower borrowing costs. This was partially offset by higher deposit funding costs during the nine months ended September 30, 2022. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the nine months ended September 30, 2022 and 2021 included $4.9 million and $21.7 million, respectively, of fees from PPP loans. As of September 30, 2022, there were approximately $0.4 million of additional fees remaining on our PPP loans that had not yet been recognized into income.

For the nine months ended September 30, 2022, the average balance of our investment securities portfolio was $8.2 billion, an increase of $1.4 billion or 21% compared to the same period in 2021. For the nine months ended September 30, 2022, the yield on our investment securities portfolio was 1.75%, an increase of 28 basis points compared to the same period in 2021, primarily due to an increase in interest rates. For the three months ended September 30, 2022, the average balance of our loan and lease portfolio was $13.1 billion, an increase of $17.3 million compared to the same period in 2021. The slight increase in the average balance of our loans and leases was primarily due to increases in our commercial real estate loans and residential mortgage loans, partially offset by a decrease in PPP loans in our commercial and industrial loan portfolio. The yield on our loan and lease portfolio was 3.57% for the nine months ended September 30, 2022, an increase of 18 basis points as compared to the same period in 2021. We experienced an increase in our yields from total loans and leases primarily due to increases in yield from our commercial real estate, commercial and industrial and construction loans, partially offset by a decrease in yield from our residential loans. The adjustable rate commercial real estate loans, commercial and industrial loans and construction loans are typically based on the LIBOR. For the nine months ended September 30, 2022, the yield on our interest-bearing deposits in other banks was 0.93%, an increase of 80 basis points compared to the same period in 2021. Deposit funding costs were $21.0 million for the three months ended September 30, 2022, an increase of $10.4 million or 98% compared to the same period in 2021 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 22 basis points for the three months ended September 30, 2022, an increase of 10 basis points compared to the same period in 2021, primarily due to increases in our savings and money market deposits. Borrowing costs were nil for the nine months ended September 30, 2022, a decrease of $4.2 million compared to the same period in 2021 due to the termination of our long-term borrowings in November 2021.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate at the start of 2021 was 3.25%. The prime rate increased 25 basis points in March 2022 to 3.50%, 50 basis points in May 2022 to 4.00%, 75 basis points in June 2022 to 4.75%, 75 basis points in July 2022 to 5.50%, and 75 basis points in September 2022 to 6.25%, where it remained as at the end of the third quarter of 2022. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At September 30, 2022, the one-month and three-month U.S. dollar LIBOR interest rates were 3.14% and 3.75%, respectively, while at September 30, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.08% and 0.13%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began 2021 at 0.00% to 0.25%. The target range for the federal funds rate increased 25 basis points in March 2022 to 0.25% to 0.50%, 50 basis points in May 2022 to 0.75% to 1.00%, 75 basis points in June 2022 to 1.50% to 1.75%, 75 basis points in July 2022 to 2.25% to 2.50%, and 75 basis points in September 2022 to 3.00% to 3.25%, where it remained as at the end of the third quarter of 2022. In September 2022, the Federal Reserve indicated that it expects to increase the targeted federal funds rate through 2022 if inflation pressures remain elevated and released projections whereby the midpoint of the projected range reflected an increase in the targeted federal funds rate in both 2022 and 2023.

Provision for Credit Losses

There was a Provision of $3.2 million for the three months ended September 30, 2022, compared to a negative Provision of $4.0 million for the same period in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. We recorded net charge-offs of loans and leases of $2.8 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. This represented charge-offs of 0.08% and 0.02% of average loans and leases, on an annualized basis, for the three months ended September 30, 2022 and 2021, respectively. There was a negative Provision of $1.6 million for the nine months ended September 30, 2022, compared to a negative Provision of $39.0 million for the same period in 2021. We recorded net charge-offs of loans and leases of $7.7 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively. This represented charge-offs of 0.08% and 0.06% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2022 and 2021, respectively. The ACL was $148.2 million as of September 30, 2022, a decrease of $9.1 million or 6% from December 31, 2021 and represented 1.08% of total outstanding loans and leases as of September 30, 2022 compared to 1.21% of total outstanding loans and leases as of December 31, 2021. The reserve for unfunded commitments was $30.1 million as of September 30, 2022, compared to $30.3 million as of December 31, 2021. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended September 30, 2022 and 2021 and Table 8 presents the major components of noninterest income for the nine months ended September 30, 2022 and 2021:

Noninterest Income				Table 7
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2022	2021	Change	Change
Service charges on deposit accounts	$7,089	$6,989	$100	1%
Credit and debit card fees	17,746	16,017	1,729	11
Other service charges and fees	9,179	10,233	(1,054)	(10)
Trust and investment services income	9,800	8,625	1,175	14
Bank-owned life insurance	(341)	4,841	(5,182)	n/m
Other	2,384	3,399	(1,015)	(30)
Total noninterest income	$45,857	$50,104	$(4,247)	(8)%

Noninterest Income				Table 8
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2022	2021	Change	Change
Service charges on deposit accounts	$21,433	$20,339	$1,094	5%
Credit and debit card fees	49,652	47,314	2,338	5
Other service charges and fees	27,851	29,382	(1,531)	(5)
Trust and investment services income	27,442	25,824	1,618	6
Bank-owned life insurance	(1,617)	10,334	(11,951)	n/m
Investment securities gains, net	—	102	(102)	n/m
Other	6,613	10,048	(3,435)	(34)
Total noninterest income	$131,374	$143,343	$(11,969)	(8)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the nine months ended September 30, 2022 to the same period in 2021.

Total noninterest income was $45.9 million for the three months ended September 30, 2022, a decrease of $4.2 million or 8% as compared to the same period in 2021. Total noninterest income was $131.4 million for the nine months ended September 30, 2022, a decrease of $12.0 million or 8% as compared to the same period in 2021.

Service charges on deposit accounts were $7.1 million for the three months ended September 30, 2022, an increase of $0.1 million or 1% as compared to the same period in 2021. Service charges on deposit accounts were $21.4 million for the nine months ended September 30, 2022, an increase of $1.1 million or 5% as compared to the same period in 2021. This increase was primarily due to a $1.4 million increase in overdraft and checking account fees and a $0.6 million increase in account analysis service charges, partially offset by a $0.7 million decrease in checking account service fees.

Credit and debit card fees were $17.7 million for the three months ended September 30, 2022, an increase of $1.7 million or 11% as compared to the same period in 2021. This increase was primarily due to a $0.9 million increase in interchange settlement fees, a $0.6 million increase in merchant service revenues and a $0.3 million decrease in network association dues. Credit and debit card fees were $49.7 million for the nine months ended September 30, 2022, an increase of $2.3 million or 5% as compared to the same period in 2021. This increase was primarily due to a $2.8 million increase in interchange settlement fees and a $1.3 million increase in merchant service revenues, partially offset by a $1.1 million increase in network association dues and a $0.7 million decrease in ATM interchange and surcharge fees.

Other service charges and fees were $9.2 million for the three months ended September 30, 2022, a decrease of $1.1 million or 10% as compared to the same period in 2021. This decrease was primarily due to a $0.5 million decrease in miscellaneous service fees, a $0.2 million decrease in fees from standby letters of credit arrangements and a $0.2 million decrease in service fees related to participation loans. Other service charges and fees were $27.9 million for the nine months ended September 30, 2022, a decrease of $1.5 million or 5% as compared to the same period in 2021. This decrease was primarily due to a $1.3 million decrease in miscellaneous service fees, a $0.8 million decrease in service fees related to participation loans, a $0.4 million decrease in fees from standby letters of credit arrangements, a $0.3 million decrease in insurance income and a $0.2 million decrease in traveler's check processing fees, partially offset by a $1.8 million increase in fees from annuities and securities.

Trust and investment services income was $9.8 million for the three months ended September 30, 2022, an increase of $1.2 million or 14% as compared to the same period in 2021. This increase was primarily due to a $1.5 million increase in business cash management fees, partially offset by a $0.2 million decrease in irrevocable trust fees. Trust and investment services income was $27.4 million for the nine months ended September 30, 2022, an increase of $1.6 million or 6% as compared to the same period in 2021. This increase was primarily due to a $1.8 million increase in business cash management fees.

BOLI income was a negative $0.3 million for the three months ended September 30, 2022, a decrease of $5.2 million as compared to the same period in 2021. BOLI income was a negative $1.6 million for the nine months ended September 30, 2022, a decrease of $12.0 million as compared to the same period in 2021. The decrease for both periods stems from the volatility of the market, which has led to mark-to-market losses in BOLI earnings, and a $2.3 million decrease in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were nil and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Other noninterest income was $2.4 million for the three months ended September 30, 2022, a decrease of $1.0 million or 30% as compared to the same period in 2021. This decrease was primarily due to a $1.5 million decrease in gains on the sale of bank properties, partially offset by a $0.6 million increase in net mortgage servicing rights income. Other noninterest income was $6.6 million for the nine months ended September 30, 2022, a decrease of $3.4 million or 34% as compared to the same period in 2021. This decrease was primarily due to a $2.2 million decrease in gains on the sale of bank properties, a $1.6 million decrease in gains on the sale of residential loans to government-sponsored enterprises, a $1.4 million decrease in market adjustments on mutual funds purchased and a $1.0 million increase in net losses recognized on income related to derivative contracts. This was partially offset by a $1.2 million tax refund received, a $0.9 million increase in volume-based incentives and a $0.5 million increase in vendor bonuses received.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended September 30, 2022 and 2021 and Table 10 presents the major components of noninterest expense for the nine months ended September 30, 2022 and 2021:

Noninterest Expense				Table 9
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$51,372	$46,484	$4,888	11%
Contracted services and professional fees	16,625	15,042	1,583	11
Occupancy	8,115	6,790	1,325	20
Equipment	10,791	6,549	4,242	65
Regulatory assessment and fees	2,487	1,828	659	36
Advertising and marketing	1,902	1,469	433	29
Card rewards program	8,141	6,676	1,465	22
Other	13,899	16,198	(2,299)	(14)
Total noninterest expense	$113,332	$101,036	$12,296	12%

Noninterest Expense				Table 10
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$149,500	$136,402	$13,098	10%
Contracted services and professional fees	52,389	48,746	3,643	7
Occupancy	22,859	21,274	1,585	7
Equipment	24,522	18,402	6,120	33
Regulatory assessment and fees	7,012	5,688	1,324	23
Advertising and marketing	5,924	4,529	1,395	31
Card rewards program	22,309	17,773	4,536	26
Other	42,034	43,916	(1,882)	(4)
Total noninterest expense	$326,549	$296,730	$29,819	10%

Total noninterest expense was $113.3 million for the three months ended September 30, 2022, an increase of $12.3 million or 12% as compared to the same period in 2021. Total noninterest expense was $326.5 million for the nine months ended September 30, 2022, an increase of $29.8 million or 10% as compared to the same period in 2021.

Salaries and employee benefits expense was $51.4 million for the three months ended September 30, 2022, an increase of $4.9 million or 11% as compared to the same period in 2021. This increase was primarily due to a $4.0 million decrease in payroll and benefit costs being deferred as loan origination costs and a $4.0 million increase in base salaries and related payroll taxes. This was partially offset by a $1.0 million decrease in incentive compensation, a $1.0 million decrease in temporary help expenses and a $0.8 million decrease in other compensation, primarily related to a decrease in commissions. Salaries and employee benefits expense was $149.5 million for the nine months ended September 30, 2022, an increase of $13.1 million or 10% as compared to the same period in 2021. This increase was primarily due to a $10.1 million decrease in payroll and benefit costs being deferred as loan origination costs, a $7.5 million increase in base salaries and related payroll taxes and a $1.6 million increase in incentive compensation. This was partially offset by a $1.0 million decrease in temporary help expenses and a $4.9 million decrease in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions, a nonrecurring severance cost of $1.2 million recorded during the nine months ended September 30, 2021, and a decrease in commissions.

Contracted services and professional fees were $16.6 million for the three months ended September 30, 2022, an increase of $1.6 million or 11% as compared to the same period in 2021. This increase was primarily due to a $4.9 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services, partially offset by a $3.5 million decrease in contracted data processing expenses. Contracted services and professional fees were $52.4 million for the nine months ended September 30, 2022, an increase of $3.6 million or 7% as compared to the same period in 2021. This increase was primarily due to a $6.0 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services, and a $2.6 million increase in audit, legal and consultant fees, partially offset by a $4.7 million decrease in contracted data processing expenses.

Occupancy expense was $8.1 million for three months ended September 30, 2022, an increase of $1.3 million or 20% as compared to the same period in 2021. This increase was primarily due to a $0.7 million increase in building maintenance expense and a $0.6 million increase in utilities expense. Occupancy expense was $22.9 million for the nine months ended September 30, 2022, an increase of $1.6 million or 7% as compared to the same period in 2021. This increase was primarily due to a $1.1 million increase in building maintenance expense and a $0.9 million increase in utilities expense, partially offset by a $0.3 million decrease in lease expense.

Equipment expense was $10.8 million for the three months ended September 30, 2022, an increase of $4.2 million or 65% as compared to the same period in 2021. This increase was primarily due to a $4.5 million increase in technology-related amortization and licensing and maintenance fees. Equipment expense was $24.5 million for the nine months ended September 30, 2022, an increase of $6.1 million or 33% as compared to the same period in 2021. This increase was primarily due to a $6.6 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.4 million decrease in furniture and equipment depreciation.

Regulatory assessment and fees were $2.5 million for the three months ended September 30, 2022, an increase of $0.7 million or 36% as compared to the same period in 2021. This increase was primarily due to a $0.7 million increase in the FDIC insurance assessment. Regulatory assessment and fees were $7.0 million for the nine months ended September 30, 2022, an increase of $1.3 million or 23% as compared to the same period in 2021. This increase was primarily due to a $1.3 million increase in the FDIC insurance assessment.

Advertising and marketing expense was $1.9 million for the three months ended September 30, 2022, an increase of $0.4 million or 29% as compared to the same period in 2021. This increase was primarily due to a $0.4 million increase in advertising costs. Advertising and marketing expense was $5.9 million for the nine months ended September 30, 2022, an increase of $1.4 million or 31% as compared to the same period in 2021. This increase was primarily due to a $1.1 million increase in advertising costs and a $0.2 million decrease in vendor reimbursements.

Card rewards program expense was $8.1 million for the three months ended September 30, 2022, an increase of $1.5 million or 22% as compared to the same period in 2021. This increase was primarily due to a $0.9 million increase in priority rewards card redemptions, a $0.3 million increase in interchange fees paid to our credit card partners and a $0.3 million increase in credit card cash reward redemptions. Card rewards program expense was $22.3 million for the nine months ended September 30, 2022, an increase of $4.5 million or 26% as compared to the same period in 2021. This increase was primarily due to a $3.6 million increase in priority rewards card redemptions and a $1.0 million increase in interchange fees paid to our credit card partners.

Other noninterest expense was $13.9 million for the three months ended September 30, 2022, a decrease of $2.3 million or 14% as compared to the same period in 2021. This decrease was primarily due to a $2.1 million loss on litigation during the three months ended September 30, 2021 and a $1.0 million decrease in software amortization, partially offset by a $0.4 million increase in charitable contributions and a $0.2 million increase in operational losses. Other noninterest expense was $42.0 million for the nine months ended September 30, 2022, a decrease of $1.9 million or 4% as compared to the same period in 2021. This decrease was primarily due to a $3.2 million decrease in software amortization and a $2.1 million loss on litigation during the nine months ended September 30, 2021. This was partially offset by a $1.0 million increase in charitable contributions, a $0.9 million increase in supplies expense, a $0.6 million increase in other insurance expense, a $0.5 million increase in operational losses and a $0.4 million increase in shipping and delivery expenses.

Provision for Income Taxes

The provision for income taxes was $23.1 million (an effective tax rate of 25.04%) for the three months ended September 30, 2022, compared with a provision for income taxes of $21.4 million (an effective tax rate of 24.96%) for the same period in 2021. The provision for income taxes was $62.0 million (an effective tax rate of 25.00%) for the nine months ended September 30, 2022, compared with a provision for income taxes of $70.1 million (an effective tax rate of 25.15%) for the same period in 2021. The change in the effective tax rates is partially due to changes in pre-tax income for the three and nine months ended September 30, 2022.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and nine months ended September 30, 2022 and 2021. Additional information about operating segment performance is presented in “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 11
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Retail Banking	$47,854	$46,782	$126,902	$141,522
Commercial Banking	22,670	28,128	67,611	92,592
Treasury and Other	(1,506)	(10,631)	(8,416)	(25,401)
Total	$69,018	$64,279	$186,097	$208,713

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

Net income for the Retail Banking segment was $47.9 million for the three months ended September 30, 2022, an increase of $1.1 million or 2% as compared to the same period in 2021. The increase in net income for the Retail Banking segment was primarily due to a $19.5 million increase in net interest income and a $1.8 million increase in noninterest income. This was partially offset by a $16.0 million increase in noninterest expense and a Provision of $0.8 million for the three months ended September 30, 2022, compared to a negative Provision of $3.1 million for the three months ended September 30, 2021. The increase in net interest income was primarily due to an increase in transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio, partially offset by higher net earnings charges on our consumer loans, residential loans and commercial loans. The increase in noninterest income was primarily due to increases in trust and investment services income, net mortgage servicing rights income and market adjustments for foreign exchange transactions, partially offset by a decrease in other services charges and fees. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and increases in salaries and benefits expense, occupancy expense, operational losses, regulatory assessment and fees and postage expense, partially offset by loss on litigation during the three months ended September 30, 2021. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers.

Net income for the Retail Banking segment was $126.9 million for the nine months ended September 30, 2022, a decrease of $14.6 million or 10% as compared to the same period in 2021. The decrease in net income for the Retail Banking segment was primarily due to a $34.5 million increase in noninterest expense and a negative Provision of $0.7 million for the nine months ended September 30, 2022, compared to a negative Provision of $17.2 million for the nine months ended September 30, 2021. This was partially offset by a $29.4 million increase in net interest income, a $5.5 million decrease in the provision for income taxes and a $1.5 million increase in noninterest income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and increases in salaries and benefits expense, occupancy expense, operational losses, insurance expense, regulatory assessment and fees, postage expense and equipment expense. This was partially offset by loss on litigation during the three months ended September 30, 2021, and a decrease in contracted services expense. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to an increase in net transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio, partially offset by higher net earnings charges on our consumer loans and residential loans. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to increases in trust and investment services income and service charges on deposit accounts, partially offset by a decrease in gains on the sale of residential loans to government-sponsored enterprises.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $22.7 million for the three months ended September 30, 2022, a decrease of $5.5 million or 19% as compared to the same period in 2021. The decrease in net income for the Commercial Banking segment was primarily due to a Provision of $1.2 million for the three months ended September 30, 2022, compared to a negative Provision of $4.2 million for the three months ended September 30, 2021. The decrease in net income for the Commercial Banking segment was also due to a $1.7 million increase in noninterest expense and a $1.6 million decrease in net interest income, partially offset by a $1.8 million decrease in the provision for income taxes and a $1.5 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in card rewards program expense, partially offset by a decrease in salaries and benefits expense and an operational loss during the three months ended September 30, 2021. The decrease in net interest income was primarily due to a decrease in loan fees in our commercial and industrial portfolio from PPP loans, partially offset by an increase in transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio. The increase in noninterest income was primarily due to increases in credit and debit card fees and customer-related interest rate swap fees, partially offset by a decrease in other service charges and fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Net income for the Commercial Banking segment was $67.6 million for the nine months ended September 30, 2022, a decrease of $25.0 million or 27% as compared to the same period in 2021. The decrease in net income for the Commercial Banking segment was primarily due to a negative Provision of $0.7 million for the nine months ended September 30, 2022, compared to a negative Provision of $23.7 million for the nine months ended September 30, 2021. The decrease in net income for the Commercial Banking segment also stemmed from a $8.2 million decrease in net interest income and a $7.7 million increase in noninterest expense, partially offset by a $8.9 million decrease in the provision for income taxes and a $5.0 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The decrease in net interest income was primarily due to a decrease in loan fees in our commercial and industrial portfolio from PPP loans, partially offset by an increase in transfer pricing credits on interest expenses from deposits as a result of higher yields on our deposit portfolio. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment and an increase in card rewards program expense, partially offset by a decrease in salaries and benefits expense and an operational loss during the nine months ended September 30, 2021, and decreases in other tax expense, occupancy expense and contracted services and professional fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to an increase in credit and debit card fees, a tax refund received, vendor bonuses received, an increase in volume-based incentives and an increase in service charges on deposit accounts, partially offset by a decrease in other service charges and fees.

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

Net loss for the Treasury and Other segment was $1.5 million for the three months ended September 30, 2022, a decrease in loss of $9.1 million or 86% as compared to the same period in 2021. The decrease in net loss for the Treasury and Other segment was primarily due to a $12.3 million increase in net interest income, a $5.4 million decrease in noninterest expense and a $2.1 million decrease in the Provision, partially offset by a $7.6 million decrease in noninterest income and a $3.1 million decrease in the benefit for income taxes. The increase in net interest income was primarily due to higher earnings credits on our loan and lease portfolio, higher average balances and yields in our investment securities portfolio, higher yields in our interest-bearing deposits in other banks and a decrease in borrowings. This was partially offset by an increase in net transfer pricing charges on interest expenses from deposits as a result of higher yields on our deposit portfolio. The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment and decreases in software amortization and pension-related expenses. This was partially offset by increases in equipment expense, contracted services and professional fees, salaries and benefits expense, advertising and marketing expense, charitable contributions and operational losses. The decrease in the Provision was due to lower increases in the Provision related to the reserve for unfunded commitments. The decrease in noninterest income was primarily due to negative BOLI income, a decrease in gains on the sale of bank properties and a decrease in service charges on deposit accounts. The decrease in the benefit for income taxes was primarily due to the decrease in pretax loss.

Net loss for the Treasury and Other segment was $8.4 million for the nine months ended September 30, 2022, a decrease in loss of $17.0 million or 67% as compared to the same period in 2021. The decrease in net loss was primarily due to a $27.4 million increase in net interest income and a $12.4 million decrease in noninterest expense, in addition to a negative Provision of $0.2 million for the nine months ended September 30, 2022, compared to a Provision of $1.9 million for the nine months ended September 30, 2021. This was partially offset by a $18.5 million decrease in noninterest income and a $6.4 million decrease in the benefit for income taxes. The increase in net interest income was primarily due to higher earnings credits on our loan and lease portfolio, higher average balances and yields in our investment securities portfolio, higher yields in our interest-bearing deposits in other banks and a decrease in borrowings. This was partially offset by an increase in net transfer pricing charges on interest expenses from deposits as a result of higher yields on our deposit portfolio. The decrease in noninterest expense was primarily due to higher overall expenses that led to a larger credit allocation to the Treasury and Other segment and decreases in software amortization and pension-related expenses. This was partially offset by increases in equipment expense, salaries and benefits expense, contracted services and professional fees, advertising and marketing expense, charitable contributions, supplies expense, regulatory assessment and fees, occupancy expense, operational losses and telephone expenses. The negative Provision was due to the decrease in the reserve for unfunded commitments for the nine months ended September 30, 2022. The decrease in noninterest income was primarily due to negative BOLI income, a decrease in gains on the sale of bank properties, a decrease in market adjustments on mutual funds purchased, an increase in net losses recognized on income related to derivative contracts, a decrease in service charges on deposit accounts and a decrease in credit and debit card fees. The decrease in the benefit for income taxes was primarily due to the decrease in pretax loss.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of September 30, 2022 and December 31, 2021, cash and cash equivalents were $0.9 billion and $1.3 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying value of our available-for-sale investment securities and held-to maturity investment securities were $3.3 billion and $4.4 billion as of September 30, 2022, respectively. The carrying value of our available-for-sale investment securities were $8.4 billion as of December 31, 2021. We did not hold any held-to-maturity investment securities as of December 31, 2021. As of September 30, 2022 and December 31, 2021, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. As of September 30, 2022, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.3 years and our held-to maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.9 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of September 30, 2022, we have borrowing capacity of $1.5 billion from the FHLB and $1.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $21.1 billion and $21.0 billion as of September 30, 2022 and December 31, 2021, respectively, which represented 96% as of both September 30, 2022 and December 31, 2021 of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $43.6 million and $62.6 million as of September 30, 2022 and December 31, 2021, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. As of September 30, 2022 and December 31, 2021, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.5 billion and $1.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2022, there were no completed repurchases of residential mortgage loans. There were no pending repurchase requests as of September 30, 2022.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2022, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2022.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2022, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2022, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of September 30, 2022 and December 31, 2021:

Investment Securities		Table 12
	September 30,	December 31,
(dollars in thousands)	2022	2021
U.S. Treasury and government agency debt securities	$152,522	$192,563
Government-sponsored enterprises debt securities	44,326	—
Mortgage-backed securities:
Residential - Government agency	61,634	137,264
Residential - Government-sponsored enterprises	1,197,841	1,491,100
Commercial - Government agency	250,665	387,663
Commercial - Government-sponsored enterprises	131,321	1,369,443
Commercial - Non-agency	21,670	—
Collateralized mortgage obligations:
Government agency	694,213	2,079,523
Government-sponsored enterprises	489,448	2,621,044
Collateralized loan obligations	245,520	105,247
Debt securities issued by states and political subdivisions	—	44,185
Total available-for-sale securities	$3,289,160	$8,428,032

Government agency debt securities	$55,069	$—
Mortgage-backed securities:
Residential - Government agency	46,695	—
Residential - Government-sponsored enterprises	108,145	—
Commercial - Government agency	30,500	—
Commercial - Government-sponsored enterprises	1,159,512	—
Collateralized mortgage obligations:
Government agency	1,106,231	—
Government-sponsored enterprises	1,846,258	—
Debt securities issued by states and political subdivisions	53,733	—
Total held-to-maturity securities	$4,406,143	$—

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of September 30, 2022:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of September 30, 2022
Available-for-sale securities
U.S. Treasury and government agency debt securities	$30.1	0.81%	$60.0	1.83%	$75.6	1.03%	$—	—%	$165.7	1.28%	$152.5
Government-sponsored enterprises debt securities	25.0	3.30	20.0	3.33	—	—	—	—	45.0	3.31	44.3
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	69.0	2.31	—	—	69.0	2.31	61.6
Residential - Government-sponsored enterprises(2)	—	—	533.9	2.16	833.0	1.31	—	—	1,366.9	1.64	1,197.9
Commercial - Government agency(2)	7.0	3.30	248.5	1.87	35.0	1.74	0.1	3.55	290.6	1.89	250.7
Commercial - Government-sponsored enterprises(2)	—	—	142.1	2.85	—	—	—	—	142.1	2.85	131.3
Commercial - Non-agency	—	—	—	—	—	—	22.0	4.29	22.0	4.29	21.7
Collateralized mortgage obligations(2):
Government agency	6.8	1.73	360.8	2.06	401.6	1.73	—	—	769.2	1.89	694.2
Government-sponsored enterprises	2.7	2.03	342.0	1.41	208.3	1.65	—	—	553.0	1.50	489.5
Collateralized loan obligations	—	—	—	—	106.9	3.80	143.0	3.55	249.9	3.66	245.5
Total available-for-sale securities as of September 30, 2022	$71.6	2.06%	$1,707.3	2.01%	$1,729.4	1.64%	$165.1	3.65%	$3,673.4	1.91%	$3,289.2
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$55.1	1.57%	$55.1	1.57%	$49.5
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	46.7	2.12	—	—	46.7	2.12	41.5
Residential - Government-sponsored enterprises	—	—	—	—	55.6	1.62	52.5	1.52	108.1	1.57	96.2
Commercial - Government agency	—	—	6.2	1.58	24.3	1.98	—	—	30.5	1.90	25.7
Commercial - Government-sponsored enterprises	—	—	41.9	0.98	511.8	1.76	605.8	2.25	1,159.5	1.99	1,024.2
Collateralized mortgage obligations(2):
Government agency	—	—	66.9	1.21	941.3	1.38	98.0	1.33	1,106.2	1.37	1,009.1
Government-sponsored enterprises	—	—	286.9	1.46	1,374.6	1.49	184.8	1.40	1,846.3	1.47	1,668.3
Debt securities issued by state and political subdivisions	—	—	—	—	—	—	53.7	2.27	53.7	2.27	46.2
Total held-to-maturity securities as of September 30, 2022	$—	—%	$401.9	1.37%	$2,954.3	1.52%	$1,049.9	1.94%	$4,406.1	1.61%	$3,960.7
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $7.7 billion as of September 30, 2022, a decrease of $732.7 million or 9% compared to December 31, 2021. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the three and nine months ended September 30, 2022, we reclassified at fair value $417.4 million and $4.6 billion, respectively, in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. As of September 30, 2022, the weighted average life of the transferred securities was approximately 8.1 years. Material changes in prepayment speeds may result in a significant impact to the estimated remaining life of these securities.

As of September 30, 2022, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $4.1 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $3.0 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $251.9 million in debt securities issued by the U.S. Treasury, government agencies (US International Development Finance Corporation bonds) and government-sponsored enterprises, $245.5 million in collateralized loan obligations and $53.7 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.1 million and $24.6 million as of September 30, 2022 and December 31, 2021, respectively. Gross unrealized losses in our investment securities portfolio were $829.7 million and $157.3 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in unrealized gains and increase in unrealized loss in our investment securities portfolio was primarily due to higher market interest rates as of September 30, 2022, relative to December 31, 2021, resulting in a lower valuation.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2022, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of September 30, 2022, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both September 30, 2022 and December 31, 2021, we held $10.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of September 30, 2022 and December 31, 2021:

Loans and Leases		Table 14
	September 30,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$2,017,095	$1,870,657
Paycheck Protection Program loans	26,712	216,442
Total commercial and industrial	2,043,807	2,087,099
Commercial real estate	4,103,310	3,639,623
Construction	765,862	813,969
Residential:
Residential mortgage	4,252,041	4,083,367
Home equity line	1,010,631	876,608
Total residential	5,262,672	4,959,975
Consumer	1,218,885	1,229,939
Lease financing	305,838	231,394
Total loans and leases	$13,700,374	$12,961,999

Total loans and leases were $13.7 billion as of September 30, 2022, an increase of $738.4 million or 6% from December 31, 2021. The increase in total loans and leases was primarily due to increases in commercial real estate loans, residential mortgage loans and lease financing, partially offset by a decrease in PPP loans, which are included in commercial and industrial loans, and decreases in construction loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.0 billion as of September 30, 2022, a decrease of $43.3 million or 2% from December 31, 2021. This decrease was primarily due to a decrease in PPP loans of $189.7 million, partially offset by an increase in non-PPP commercial and industrial loans of $146.4 million during the nine months ended September 30, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.1 billion as of September 30, 2022, an increase of $463.7 million or 13% from December 31, 2021. This increase was primarily due to an increase in U.S. Mainland commercial real estate loans during the nine months ended September 30, 2022.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $765.9 million as of September 30, 2022, a decrease of $48.1 million or 6% from December 31, 2021. The decrease in construction loans was primarily due to payoffs of several large projects, partially offset by an increase in U.S. Mainland construction loans during the nine months ended September 30, 2022.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months, after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.3 billion as of September 30, 2022, an increase of $302.7 million or 6% from December 31, 2021.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of September 30, 2022, a decrease of $11.1 million or 1% from December 31, 2021.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $305.8 million as of September 30, 2022, an increase of $74.4 million or 32% from December 31, 2021. The increase was primarily due to the closing of several large lease transactions during the nine months ended September 30, 2022.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of September 30, 2022 by rate type:

Loans and Leases by Rate Type										Table 15
	September 30, 2022
	Adjustable Rate							Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	SOFR	BSBY	Other	Total	Rate	Rate	Total
Commercial and industrial	$290,970	$639,393	$—	$375,333	$67,718	$289,362	$1,662,776	$50,032	$330,999	$2,043,807
Commercial real estate	446,782	1,563,850	—	703,646	63,598	816,871	3,594,747	142,045	366,518	4,103,310
Construction	80,954	425,425	18	99,621	—	27,948	633,966	8,129	123,767	765,862
Residential:
Residential mortgage	22,166	128,009	48,710	135,708	—	71,151	405,744	283,707	3,562,590	4,252,041
Home equity line	1,265	—	95	—	—	—	1,360	751,465	257,806	1,010,631
Total residential	23,431	128,009	48,805	135,708	—	71,151	407,104	1,035,172	3,820,396	5,262,672
Consumer	309,924	—	1,116	—	1,796	1,491	314,327	245	904,313	1,218,885
Lease financing	—	—	—	—	—	—	—	—	305,838	305,838
Total loans and leases	$1,152,061	$2,756,677	$49,939	$1,314,308	$133,112	$1,206,823	$6,612,920	$1,235,623	$5,851,831	$13,700,374

% by rate type at September 30, 2022	8%	20%	1%	9%	1%	9%	48%	9%	43%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2022 and December 31, 2021:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$902,509	$1,014,444	$98,029	$28,825	$2,043,807
Commercial real estate	2,279,821	1,430,281	393,208	—	4,103,310
Construction	340,086	419,495	6,281	—	765,862
Residential:
Residential mortgage	4,100,765	801	150,475	—	4,252,041
Home equity line	976,489	—	34,103	39	1,010,631
Total residential	5,077,254	801	184,578	39	5,262,672
Consumer	884,746	38,199	292,833	3,107	1,218,885
Lease financing	91,757	200,252	13,829	—	305,838
Total Loans and Leases	$9,576,173	$3,103,472	$988,758	$31,971	$13,700,374
Percentage of Total Loans and Leases	70%	22%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,070,206	$871,699	$112,739	$32,455	$2,087,099
Commercial real estate	2,226,487	1,023,018	389,922	196	3,639,623
Construction	340,290	467,331	6,348	—	813,969
Residential:
Residential mortgage	3,949,550	1,054	132,763	—	4,083,367
Home equity line	845,517	—	31,091	—	876,608
Total residential	4,795,067	1,054	163,854	—	4,959,975
Consumer	920,154	17,278	290,839	1,668	1,229,939
Lease financing	68,246	148,950	14,198	—	231,394
Total Loans and Leases	$9,420,450	$2,529,330	$977,900	$34,319	$12,961,999
Percentage of Total Loans and Leases	73%	19%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of September 30, 2022:

Maturities for Loan and Lease Portfolio(1)					Table 18
	September 30, 2022
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$540,736	$1,077,601	$346,853	$78,617	$2,043,807
Commercial real estate	439,020	1,915,938	1,727,635	20,717	4,103,310
Construction	282,418	388,207	81,813	13,424	765,862
Residential:
Residential mortgage	21,118	42,451	475,118	3,713,354	4,252,041
Home equity line	18,664	116,097	185,052	690,818	1,010,631
Total residential	39,782	158,548	660,170	4,404,172	5,262,672
Consumer	141,699	822,426	254,760	—	1,218,885
Lease financing	6,640	147,962	128,187	23,049	305,838
Total Loans and Leases	$1,450,295	$4,510,682	$3,199,418	$4,539,979	$13,700,374

Total of loans and leases with:
Adjustable interest rates	$1,253,816	$3,175,386	$1,880,239	$303,479	$6,612,920
Hybrid interest rates	67,777	176,418	159,667	831,761	1,235,623
Fixed interest rates	128,702	1,158,878	1,159,512	3,404,739	5,851,831
Total Loans and Leases	$1,450,295	$4,510,682	$3,199,418	$4,539,979	$13,700,374
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2022 and December 31, 2021:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2022	2021
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,528	$718
Commercial real estate	727	727
Total Commercial Loans	2,255	1,445
Residential Loans:
Residential mortgage	6,028	5,637
Total Residential Loans	6,028	5,637
Total Non-Accrual Loans and Leases	8,283	7,082
Other Real Estate Owned ("OREO")	139	175
Total Non-Performing Assets	$8,422	$7,257

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$1,445	$740
Construction	390	—
Total Commercial Loans	1,835	740
Residential Loans:
Residential mortgage	—	987
Home equity line	1,832	3,681
Total Residential Loans	1,832	4,668
Consumer	1,976	1,800
Total Accruing Loans and Leases Past Due 90 Days or More	$5,643	$7,208

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$27,342	$34,893
Total Loans and Leases	$13,700,374	$12,961,999

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.06%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.06%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.10%	0.11%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2022 and 2021:

Non-Performing Assets		Table 20
	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Balance at beginning of period	$7,257	$9,082
Additions	4,050	5,602
Reductions
Payments	(1,467)	(1,539)
Return to accrual status	(760)	(2,512)
Sales of other real estate owned	(175)	—
Transfers to loans held for sale	—	(1,840)
Charge-offs/write-downs	(483)	(165)
Total Reductions	(2,885)	(6,056)
Balance at end of period	$8,422	$8,628

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

Total NPAs were $8.4 million as of September 30, 2022, an increase of $1.2 million or 16% from December 31, 2021. The ratio of our NPAs to total loans and leases and OREO was 0.06% as of both September 30, 2022 and December 31, 2021. The increase in NPAs during the nine months ended September 30, 2022, was due to increases in commercial and industrial non-accrual loans of $0.8 million and residential mortgage non-accrual loans of $0.4 million.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2022, residential mortgage non-accrual loans were $6.0 million, an increase of $0.4 million or 7% from December 31, 2021. This increase was primarily due to additions of residential mortgage non-accrual loans totaling $2.9 million, partially offset by payments of $1.4 million, returns to accrual status of $0.8 million and charge-offs of $0.2 million. As of September 30, 2022, our residential mortgage non-accrual loans were comprised of 34 loans with a weighted average current LTV ratio of 34%.

As of September 30, 2022, commercial and industrial non-accrual loans were $1.5 million, an increase of $0.8 million from December 31, 2021. This increase was primarily due to additions in commercial and industrial loans totaling $1.0 million, partially offset by charge-offs of $0.2 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of September 30, 2022, OREO was $0.1 million which comprised of one residential property. As of December 31, 2021, OREO was $0.2 million which comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $5.6 million as of September 30, 2022, a decrease of $1.6 million or 22%, as compared to December 31, 2021. This decrease was primarily due to decreases in home equity lines of $1.8 million and residential mortgage loans of $1.0 million, partially offset by increases in commercial and industrial loans of $0.7 million and construction loans of $0.4 million, that were past due 90 days or more and still accruing interest.

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

Total impaired loans were $36.1 million and $42.2 million as of September 30, 2022 and December 31, 2021, respectively. These impaired loans had a related ACL of $3.8 million and $4.2 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in impaired loans during the nine months ended September 30, 2022 was primarily due to decreases in consumer loans of $3.7 million, commercial real estate loans of $1.2 million and residential mortgage loans of $1.2 million. For the three and nine months ended September 30, 2022, we recorded charge-offs of $0.6 million and $2.0 million, respectively, and $0.1 million and $0.9 million, respectively, during the three and nine months ended September 30, 2021, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of September 30, 2022 and 2021 had been accrued under the original terms, approximately $0.1 million and $0.3 million in additional interest income would have been recorded during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. Actual interest income recorded on these loans was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

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

Table 21 presents information on our PPP loans outstanding as of September 30, 2022 and December 31, 2021 to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry				Table 21
	September 30, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	47	$12,370	207	$61,025
Automobile dealers	—	—	9	7,544
Retail	15	2,111	98	13,961
Hospitality/Hotel	8	1,126	38	31,979
Transportation	6	429	28	3,408
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	76	16,036	380	117,917
All other industries (1)	113	10,676	605	98,525
Total PPP Loans Outstanding (2)	189	$26,712	985	$216,442
Total Loans and Leases		$13,700,374		$12,961,999

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		0.1%		0.9%
Ratio of PPP Loans Outstanding to Total Loans and Leases		0.2%		1.7%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above. At September 30, 2022, this was primarily comprised of the construction, manufacturing, real estate, and administrative and support services industries. At December 31, 2021, this was primarily comprised of the construction, health care, administrative and support services, and arts and entertainment industries.
(2)	At September 30, 2022, outstanding loan balances are reported net of deferred loan costs and fees of nil and $0.4 million, respectively. At December 31, 2021, outstanding loan balances are reported net of deferred loan costs and fees of $0.2 million and $5.4 million, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 22 presents information on loans whose terms have been modified in a TDR as of September 30, 2022 and December 31, 2021:

Loans Modified in a Troubled Debt Restructuring		Table 22
	September 30,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$1,453	$1,956
Commercial real estate	5,895	7,121
Construction	310	689
Total commercial	7,658	9,766
Residential mortgage	9,212	10,828
Total residential	9,212	10,828
Consumer	12,059	15,710
Total	$28,929	$36,304

Loans modified in a TDR were $28.9 million as of September 30, 2022, a decrease of $7.4 million or 20% from December 31, 2021. This decrease was primarily due to decreases in consumer loans of $3.7 million, residential mortgage loans of $1.6 million, commercial real estate loans of $1.2 million and commercial and industrial loans of $0.5 million. As of September 30, 2022, $27.3 million or 95% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 23 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 23
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$177,900	$198,370	$187,584	$239,057
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(328)	(224)	(1,277)	(1,517)
Commercial real estate	(750)	—	(750)	(66)
Total Commercial Loans	(1,078)	(224)	(2,027)	(1,583)
Residential Loans:
Residential mortgage	(1)	—	(1)	(98)
Home equity line	—	(235)	(1,163)	(235)
Total Residential Loans	(1)	(235)	(1,164)	(333)
Consumer	(3,986)	(2,926)	(11,754)	(13,384)
Total Loans and Leases Charged-Off	(5,065)	(3,385)	(14,945)	(15,300)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	240	121	594	623
Commercial real estate	—	15	14	30
Construction	—	—	—	166
Lease financing	—	—	60	—
Total Commercial Loans	240	136	668	819
Residential Loans:
Residential mortgage	37	215	245	246
Home equity line	356	27	575	89
Total Residential Loans	393	242	820	335
Consumer	1,653	2,405	5,741	7,857
Total Recoveries on Loans and Leases Previously Charged-Off	2,286	2,783	7,229	9,011
Net Loans and Leases Charged-Off	(2,779)	(602)	(7,716)	(6,289)
Provision for Credit Losses	3,183	(4,000)	(1,564)	(39,000)
Balance at End of Period	$178,304	$193,768	$178,304	$193,768
Components:
Allowance for Credit Losses	$148,163	$161,246	$148,163	$161,246
Reserve for Unfunded Commitments	30,141	32,522	30,141	32,522
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$178,304	$193,768	$178,304	$193,768
Average Loans and Leases Outstanding	$13,491,428	$12,881,885	$13,125,660	$13,108,427
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.08%	0.02%	0.08%	0.06%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.08%	1.26%	1.08%	1.26%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	17.89x	18.69x	17.89x	18.69x
(1)	Annualized for the three and nine months ended September 30, 2022 and 2021.

Tables 24 and 25 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2022 and December 31, 2021:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 24
	September 30, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$15,133	0.74%	14.92%
Commercial real estate	44,392	1.08	29.94
Construction	4,724	0.62	5.59
Lease financing	1,633	0.53	2.24
Total commercial	65,882	0.91	52.69
Residential mortgage	33,919	0.80	31.03
Home equity line	5,254	0.52	7.38
Total residential	39,173	0.74	38.41
Consumer	43,108	3.54	8.90
Total	$148,163	1.08%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 25
	December 31, 2021
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,080	0.96%	16.10%
Commercial real estate	42,951	1.18	28.08
Construction	9,773	1.20	6.28
Lease financing	1,659	0.72	1.79
Total commercial	74,463	1.10	52.25
Residential mortgage	34,364	0.84	31.50
Home equity line	5,642	0.64	6.76
Total residential	40,006	0.81	38.26
Consumer	42,793	3.48	9.49
Total	$157,262	1.21%	100.00%

Table 26 presents the net charge-offs (recoveries) to average loans and leases by category during the three and nine months ended September 30, 2022 and 2021:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 26
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial and industrial	0.02%	0.02%	0.05%	0.04%
Commercial real estate	0.07	—	0.03	—
Construction	—	—	—	(0.03)
Lease financing	—	—	(0.03)	—
Total commercial	0.05	0.01	0.03	0.01
Residential mortgage	—	(0.02)	(0.01)	(0.01)
Home equity line	(0.14)	0.10	0.08	0.02
Total residential	(0.03)	—	0.01	—
Consumer	0.76	0.16	0.66	0.57
Total loans and leases	0.08%	0.02%	0.08%	0.06%
(1)	Annualized for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, the ACL was $148.2 million or 1.08% of total loans and leases outstanding, compared with an ACL of $157.3 million or 1.21% of total loans and leases outstanding as of December 31, 2021. The reserve for unfunded commitments was $30.1 million as of September 30, 2022, compared to $30.3 million as of December 31, 2021.

Net charge-offs of loans and leases were $2.8 million or 0.08% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2022, compared to net charge-offs of $0.6 million or 0.02% for the three months ended September 30, 2021. Net charge-offs in our commercial lending portfolio were $0.8 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Net recoveries in our residential lending portfolio were $0.4 million and nil for the three months ended September 30, 2022 and 2021, respectively. Net charge-offs in our consumer lending portfolio were $2.3 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $7.7 million or 0.08% of total average loans and leases on an annualized basis, for the nine months ended September 30, 2022, compared to $6.3 million or 0.06% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2021. Net charge-offs in our commercial lending portfolio were $1.4 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Net charge-offs in our residential lending portfolio were $0.3 million for the nine months ended September 30, 2022 compared to net recoveries of nil for the nine months ended September 30, 2021. Net charge-offs in our consumer lending portfolio were $6.0 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

The decrease in the ACL was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality during the nine months ended September 30, 2022. The ACL continues to incorporate downside risks due to economic uncertainty and geopolitical instability that could impact credit losses. We will continue to closely monitor the uncertainty of the economy as it is recovering from the pandemic.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of September 30, 2022 and December 31, 2021. Furthermore, as of September 30, 2022, while the allocation of our ACL to the commercial and residential portfolio segments was lower as compared to December 31, 2021, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors.  We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy as it is recovering from the pandemic and the impact on local businesses and our customers, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both September 30, 2022 and December 31, 2021. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and nine months ended September 30, 2022. Future events, including the ongoing impacts of the COVID-19 pandemic, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $833.0 million as of September 30, 2022, an increase of $189.8 million or 30% from December 31, 2021. This increase was primarily due to a $175.2 million increase in current tax receivables and deferred tax assets and a $66.1 million increase in prepaid assets. This was partially offset by a $39.4 million decrease in interest rate swap agreements.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 27 presents the composition of our deposits as of September 30, 2022 and December 31, 2021:

Deposits		Table 27
	September 30,	December 31,
(dollars in thousands)	2022	2021
U.S.:
Demand	$8,434,926	$8,498,187
Savings	6,322,713	6,214,566
Money Market	3,880,843	3,751,054
Time	1,704,650	1,587,678
Foreign(1):
Demand	882,167	895,676
Savings	402,070	398,209
Money Market	270,097	282,016
Time	194,272	188,760
Total Deposits(2)	$22,091,738	$21,816,146
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.6 billion as of September 30, 2022, an increase of $517.1 million or 46% compared to December 31, 2021.

Total deposits were $22.1 billion as of September 30, 2022, an increase of $275.6 million or 1% from December 31, 2021. The increase in deposit balances stemmed primarily from a $313.6 million increase in public demand deposit balances and a $152.5 million increase in public time deposit balances. These increases were partially offset by a $390.4 million decrease in non-public demand deposit balances.

As of September 30, 2022 and December 31, 2021, the Company had $13.7 billion and $14.7 billion, respectively, in uninsured deposits.

Table 28 presents the amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of September 30, 2022:

Uninsured Time Deposits	Table 28
(dollars in thousands)	September 30, 2022
Three months or less	$381,088
Over three through six months	414,226
Over six through twelve months	267,463
Over twelve months	120,307
Total	$1,183,084

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $119.3 million as of September 30, 2022, a nominal increase from December 31, 2021. This increase was primarily due to net periodic benefit costs for the nine months ended September 30, 2022 of $6.4 million, offset by payments of $6.2 million.

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

As of September 30, 2022, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 29 below. There have been no conditions or events since September 30, 2022 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 11.79% as of September 30, 2022, a decrease of 45 basis points from December 31, 2021. The decrease in CET1 was primarily due to loan growth and the dividends declared and paid to the Company’s stockholders, partially offset by earnings for the nine months ended September 30, 2022.

Regulatory Capital		Table 29
	September 30,	December 31,
(dollars in thousands)	2022	2021
Stockholders' Equity	$2,200,651	$2,656,912
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(658,756)	(121,693)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,863,915	$1,783,113
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	178,304	182,167
Total Capital	$2,042,219	$1,965,280
Risk-Weighted Assets	$15,809,702	$14,567,961

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.79%	12.24%
Tier 1 Capital Ratio	11.79%	12.24%
Total Capital Ratio	12.92%	13.49%
Tier 1 Leverage Ratio	7.78%	7.24%

Total stockholders’ equity was $2.2 billion as of September 30, 2022, a decrease of $456.3 million or 17% from December 31, 2021. The decrease in stockholders’ equity was primarily due to net unrealized losses in our investment securities portfolio, net of tax, of $531.1 million and dividends declared and paid to the Company’s stockholders of $99.5 million, partially offset by earnings for the period of $186.1 million during the nine months ended September 30, 2022.

In January 2022, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2022. As of September 30, 2022, $65.5 million remained of the $75.0 million total repurchase amount authorized under the stock repurchase program for 2022. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on December 2, 2022 to shareholders of record at the close of business on November 21, 2022.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2022, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of September 30, 2022 and December 31, 2021, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 30 presents, for the twelve months subsequent to September 30, 2022 and December 31, 2021, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2022 and December 31, 2021 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 30
	Static Forecast	Static Forecast
	September 30, 2022	December 31, 2021
Ramp Change in Interest Rates (basis points)
+100	3.2%	6.1%
+50	1.6	3.1
(50)	(1.6)	(1.4)
(100)	(3.2)	(2.4)

Immediate Change in Interest Rates (basis points)
+100	6.2%	11.8%
+50	3.1	6.0
(50)	(3.1)	(2.9)
(100)	(6.5)	(5.7)

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

Under the static balance sheet forecast as of September 30, 2022 our net interest income sensitivity profile is lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2021. The sensitivity outcomes described above are primarily due to the higher rate environment and lower forecasted prepayments of mortgage assets as of September 30, 2022 as compared with December 31, 2021.

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

Our LIBOR transition plan is organized around key work streams, including work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have already implemented certain Prime Rate, SOFR and BSBY conventions as we transition our products and transaction agreements to reference rates other than LIBOR. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 15 in the section titled “Loans and Leases” in this MD&A.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
July 1, 2022 through July 31, 2022	94,036	$22.95	92,644	$65,876,317
August 1, 2022 through August 31, 2022	13,983	25.31	13,983	65,522,368
September 1, 2022 through September 30, 2022	-	-	-	65,522,368
Total	108,019	$23.25	106,627
(1)	Includes 1,392 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended September 30, 2022.
(2)	In January 2022, the Company announced a stock repurchase program for up to $75 million of its outstanding common stock during 2022. As of September 30, 2022, $65.5 million remained of the $75 million total repurchase amount authorized under the stock repurchase program for 2022. The timing and exact amount of future stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

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

Date: November 7, 2022		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ralph M. Mesick
Ralph M. Mesick Vice Chairman, Chief Risk Officer and Interim Chief Financial Officer