Form 10-K
period 2022-12-31
FIRST HAWAIIAN, INC.
filed 2023-02-24
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No

As of June 30, 2022, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $2.9 billion, based on the closing sale price of $22.71 as reported on the NASDAQ Global Select Market.

As of February 9, 2023, there were 127,685,476 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Hawaiian, Inc. Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed within 120 days of First Hawaiian, Inc.’s fiscal year ended December 31, 2022.

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

FHI is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. As of December 31, 2022, FHB is the largest full-service bank headquartered in Hawaii as measured by assets, loans, deposits and net income. As of December 31, 2022, we had $24.6 billion of assets, $14.1 billion of gross loans and leases, $21.7 billion of deposits and $2.3 billion of stockholders’ equity. We generated $265.7 million of net income or diluted earnings per share of $2.08 per share for the year ended December 31, 2022.

Through the Bank, we operate a network of 51 branches in Hawaii (46 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

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

Human Capital Resources

As of December 31, 2022, we had over 2,000 employees, which included full time employees, part time employees and temporary employees, primarily located in our key markets of Hawaii, Guam and Saipan. As of December 31, 2022, the average tenure of employees at our Company is 11.8 years.

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

Training and Development

Learning and development are foundational to our purpose as an institution. We invest in attracting, developing and retaining the best talent. Our innovative talent development and employee learning courses are woven into our strategy and corporate culture. As of the date of this report, we offer 12 leadership development programs in total and over 90 professional development courses for employees through an Online Learning Center.

Diversity and Inclusion

We believe that employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting a workforce that we believe is reflective of our customers and communities, we believe that we may better understand the financial needs of our customers and provide them with relevant financial service products.

Our commitment to diversity and inclusion starts at the top with a diverse board. As of the date of this report, the FHI Board of Directors includes three women, representing 30% of directors, and six ethnically diverse individuals, representing 60% of directors. As of December 31, 2022, 63% of our employees were women, 54% of all management positions were held by women, and 86% of our workforce were ethnically diverse.

Health, Safety and Wellness

We recognize that each employee’s benefit needs may differ and have designed our benefits program to be flexible. We offer healthcare options for employees aimed at reducing out-of-pocket costs. Additionally, the Bank utilizes plexiglass barriers and provides hand-sanitizing stations within our facilities. The Company will continue to monitor and take measures that it considers to be appropriate to protect the safety and health of its employees.

Our Products and Services

The Bank is a full-service community bank focused on building relationships with our customers. We provide a variety of deposit accounts and lending services to commercial and consumer customers, as well as credit card products, wealth management services and merchant processing services. We offer a comprehensive range of commercial lending services including commercial and industrial lending, auto dealer flooring, commercial real estate lending and construction lending. Our primary consumer lending services are mortgage lending, auto finance, small business loans, personal installment loans and credit cards. Our wealth management business offers individuals investment and financial planning services, insurance protection, trust and estate services and private banking.

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

Regulatory Agencies

FHI is a bank holding company under the U.S. Bank Holding Company Act of 1956 (the “BHC Act”) and has elected to be treated as a financial holding company under the BHC Act. Consequently, FHI and its subsidiaries are subject to the supervision, regulation, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The BHC Act provides generally for “umbrella” regulation of bank holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, authorizes the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, that is engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “— Permissible Activities under the BHC Act”. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed, as described below under “— Prompt Corrective Action Framework”, and must have received at least a “Satisfactory” rating on such institution’s most recent examination under the Community Reinvestment Act (the “CRA”), as described below under “—Community Reinvestment Act of 1977”. The bank holding company itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the well-capitalized and well-managed prerequisites for financial holding company status, the Federal Reserve may place limitations on the company’s ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of the bank holding company or its affiliates.  In addition, the bank holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. In addition, if any insured depository institution subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company will be subject to restrictions on certain new activities and acquisitions.

FHB is a Federal Deposit Insurance Corporation (the “FDIC”) insured bank chartered under the laws of the State of Hawaii. FHB is not a member of the Federal Reserve System. Consequently, the FDIC and the Hawaii Department of Financial Institutions (the “Hawaii DFI”) are the primary regulators of FHB and also regulate its subsidiaries. FHB’s branch operations in Guam are also subject to regulation by the Banking and Insurance Commissioner of the Government of Guam Department of Revenue and Taxation (the “Guam Banking and Insurance Commissioner”). FHB’s branch operation in Saipan, which is one of the principal islands of the Commonwealth of the Northern Mariana Islands (“CNMI”), is subject to the regulatory jurisdiction of the Division of Banking of the CNMI Department of Commerce. In addition, as the owner of a Hawaii-chartered bank, FHI is registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Hawaii Code”) and is subject to the registration, reporting and examination requirements of the Hawaii Code, as well as supervision and examination by the Hawaii DFI.

The Company offers certain insurance, investment and trust products through FHB and its subsidiary, Bishop Street Capital Management Corporation, a registered investment adviser with the SEC. Bishop Street Capital Management Corporation is subject to the disclosure and regulatory requirements of the Investment Advisers Act of 1940, as administered by the SEC. FHB is also registered as a municipal securities advisor with the Municipal Securities Rulemaking Board (“MSRB”) and the SEC and is subject to the disclosure and regulatory requirements of the MSRB and the SEC. FHB’s insurance brokerage activities in Hawaii are conducted under its insurance producer license by appointed agents (licensed insurance producers) and those licensees are subject to regulation by the Insurance Division of the State of Hawaii Department of Commerce and Consumer Affairs (the “DCCA Insurance Division”). FHB’s trust services in Hawaii are subject to regulation by the FDIC and the Hawaii DFI. FHB’s insurance activities in Guam are conducted under a general agent’s license issued by the Guam Banking and Insurance Commissioner and FHB is therefore subject to regulation by the insurance branch of the regulatory division of the Guam Department of Revenue and Taxation.

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

Bank holding companies that qualify and elect to be treated as “financial holding companies,” like us, may engage in, or acquire and retain the shares of a company engaged in, a broad range of additional activities that are (i) financial in nature, as determined by the Federal Reserve in consultation with the Secretary of the Treasury, or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and brokerage and making merchant banking investments.

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

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of bank holding companies, banks and other FDIC-insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with applicable laws, including fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, the federal bank regulators will consider the extent to which a proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. In addition, under applicable laws, the Company may not be permitted to acquire any bank in Hawaii because it controls more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition.

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

Payment of Dividends and Common Stock Repurchases by FHI. As a bank holding company, FHI is subject to oversight by the Federal Reserve. In particular, the dividend policies and share repurchases of the Company are reviewed by the Federal Reserve and will be assessed against, among other things, the FHI’s ability to achieve the required capital ratios under applicable capital rules (including the applicable capital conservation buffer). See “— Regulatory Capital Requirements” below. In addition, the Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve guidance also directs bank holding companies to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid.

In certain circumstances, FHI’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Redemption or repurchase of preferred stock or subordinated debt is subject to the prior approval of the Federal Reserve.

Transactions with Affiliates and Insiders

Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other affiliate of the Bank, on the other hand, are regulated under federal banking law. The Federal Reserve Act generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party and imposes quantitative limits, collateral requirements and qualitative requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, and credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

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

Source of Strength

Federal law requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, FHI is expected to commit resources to support the Bank, including at times when FHI may not be in a financial position to provide such resources, and it may not be in its, or its stockholders’ or creditors’, best interests to do so. In addition, any capital loans FHI makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of FHI’s bankruptcy, any commitment by FHI to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Capital Rules also require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. Both the Company and the Bank are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. The Basel framework contemplates that these standards generally will be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The federal bank regulators have not yet proposed rules implementing these standards. Under the current U.S. Capital Rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of these standards on the Company and the Bank will depend on the manner in which they are implemented by the federal bank regulators.

Prompt Corrective Action Framework

The FDIA requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”). The federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized, with supervisory actions progressively becoming more severe as the institution’s capital category declines.

To be “well capitalized” an insured depository institution must not be subject to any order or written agreement or directive requiring a specific capital level and must maintain the following minimum capital ratios:

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

As of December 31, 2022, the Bank met all capital ratio requirements to be well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 11.71%, total capital ratio of 12.81% and Tier 1 leverage ratio of 8.04%, in each case calculated under the Capital Rules.

The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as FHI, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company meets all capital ratio requirements to be well-capitalized under the Federal Reserve’s regulations, and, although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized. As of December 31, 2022, the Company’s CET1 capital ratio and Tier 1 capital ratio were each 11.82%, its total capital ratio was 12.92%, and its Tier 1 leverage ratio was 8.11%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Brokered Deposits

The FDIA prohibits insured depository institutions from accepting brokered deposits, unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. Under FDIC regulations governing brokered deposits and interest rate restrictions, a depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any such deposit that, at the time any such deposit is accepted, is (i) in excess of 75 basis points over certain national rates described in the FDIC’s regulations, or (ii) 90% of the highest interest rate paid on a particular deposit product in the depository institution’s local market area if the institution provides notice to the FDIC and evidence of such local interest rate. The FDIA imposes no such restrictions on a bank that is well capitalized.

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

On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the reserve ratio of FDIC’s Deposit Insurance Fund (the “DIF”) to meet or exceed the statutory minimum of 1.35 percent within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.

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

The CFPB is a federal agency with broad rulemaking, supervisory and enforcement powers under federal consumer financial protection laws and has examination and enforcement authority over banks with assets of $10 billion or more, as well as their affiliates. The CFPB’s authority includes the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties.

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

In May 2022, the OCC, the Federal Reserve and the FDIC jointly issued a proposed rule to modernize federal bank regulators’ regulations implementing the CRA. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as the Bank. The effects on FHB of any potential change to the FDIC’s CRA rules will depend on the final form of any FDIC rulemaking.

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

In November 2021, the federal bank regulatory agencies issued a final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as FHI, and an FDIC-supervised insured depository institution, such as FHB, would be required to notify the Federal Reserve or FDIC, respectively, within 36 hours of any incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

In March 2022, the SEC proposed new rules that would require registrants, such as FHI, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents, and disclose previously undisclosed, individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels, in Form 10-K and (iv) disclose the board of directors’ cybersecurity expertise.

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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy, as required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

Office of Foreign Assets Control (“OFAC”) Regulation

The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed significant penalties, including cease and desist orders and civil money penalties against institutions found to be violating these sanctions.

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

During 2016, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. These proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. The final rule requires the exchanges to propose conforming listing standards and requires the standards to become effective no later than November 28, 2023.

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

Market Risks

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.
•	A sustained period of high inflation could pose a risk to the economy and the financial performance of the Bank.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.
•	Our business is subject to risk arising from conditions in the commercial real estate market.
•	Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.
•	Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•	Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of the London Interbank Offered Rate (“LIBOR”).
•	The value of the investment securities we own may decline in the future.

Credit Risks

•	Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.
•	We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Liquidity Risks

•	Loss of deposits could increase our funding costs.
•	Our liquidity is dependent on dividends from First Hawaiian Bank.

Operational Risks

•	Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•	We may not be able to attract and retain key personnel and other skilled employees.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•	The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.
•	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•	Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.
•	We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•	Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•	We are subject to a variety of risks in connection with any sale of loans we may conduct.
•	Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
•	We depend on the accuracy and completeness of information about customers and counterparties.
•	Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.
•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Strategic Risks

•	Geographic concentration in our existing markets may unfavorably impact our operations.
•	We operate in a highly competitive industry and market area.
•	New lines of business, products, product enhancements or services may subject us to additional risks.
•	We have dealer-centric automotive finance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
•	We continually encounter technological change.

Legal, Regulatory and Compliance Risks

•	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.
•	We may not pay dividends on our common stock in the future.
•	Rulemaking changes implemented by the CFPB have in the past resulted and may in the future result in higher regulatory and compliance costs that may adversely affect our results of operations.
•	Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
•	Increases in FDIC insurance premiums may adversely affect our earnings.
•	Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
•	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•	Differences in regulation can affect our ability to compete effectively.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•	We may be subject to litigation risk pertaining to our fiduciary responsibilities.

Other Risks Affecting Our Business

•	The COVID-19 pandemic has adversely affected, and may continue to adversely affect, us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant and are difficult to predict.
•	Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.
•	Climate change could have a material negative impact on us and our customers.
•	We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

Risks Related to Our Common Stock

•	Our stock price may be volatile, and you could lose part or all of your investment as a result.
•	Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.
•	Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

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

Commercial lending represents approximately 53% of our total loan and lease portfolio as of December 31, 2022, and we generally make loans to small to mid-sized businesses whose financial performance depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and consequently, adversely affect our financial condition and performance.

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

As of December 31, 2022, our real estate loans represented approximately $10.3 billion, or 73% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans, including home equity loans (representing 38% of our total loan and lease portfolio) and commercial and construction loans (representing 35% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, earthquakes and tsunamis, like the October 2018 super typhoon that struck Saipan causing material damage to the island. Finally, declines in real property values in the areas in which we operate, particularly Hawaii, whether as a result of these or other factors, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Additionally, such declines in real property values could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risk arising from conditions in the commercial real estate market.

As of December 31, 2022, our commercial real estate loans represented approximately $4.1 billion or 29% of our total loan and lease portfolio. Commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 36% of our outstanding dealer flooring commitments as of December 31, 2022. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

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

Interest rates in the United States fell dramatically during the first quarter of 2020 and remained low through 2021, which adversely affected our net interest income. The Federal Reserve raised benchmark interest rates throughout 2022 and may continue to raise interest rates in response to economic conditions, particularly inflationary pressures.  When interest rates are increasing, we can generally be expected to earn higher net interest income. However, higher interest rates can also lead to fewer originations of loans, less liquidity in the financial markets, and higher funding costs, each of which could adversely affect our revenues, liquidity and capital levels. Higher interest rates can also negatively affect the payment performance on loans that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing us to incur losses and increased operational costs related to servicing a higher volume of delinquent loans.

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

As of December 31, 2022, we had $8.9 billion of noninterest-bearing demand deposits and $12.8 billion of interest-bearing deposits. If market conditions were to change, including as a result of monetary policy or the competitive environment, in a manner that caused us to offer higher interest rates on core deposit accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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

As of December 31, 2022, we owned investment securities with a carrying value of $7.5 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available-for-sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to recognize losses in future periods, which could adversely affect our business, results of operations or financial condition.

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

We maintain an allowance for credit losses (“ACL”), which is a reserve established through a provision for credit losses (the “Provision”) charged to expense representing management’s best estimate of inherent losses within our existing portfolio of loans and leases. The level of the ACL reflects management’s continuing evaluation of specific credit risks, the quality of the loan and lease portfolio, the value of the underlying collateral, the level of non-accruing loans and leases, the unidentified losses inherent in the current loan and lease portfolio, and economic, political and regulatory conditions.

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

Although our management has established an ACL it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing ACL might occur. Losses in excess of the existing ACL will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our ACL was adequate as of December 31, 2022, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2022, we had $21.7 billion in deposits. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

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

Because the investigation of any information security breach is inherently unpredictable and would require substantial time to complete, the Company may not be able to quickly remediate the consequences of any breach, which may increase the costs, and enhance the negative consequences associated with a breach. In addition, to the extent the Company’s insurance covers aspects of any breach, such insurance may not be sufficient to cover all of the Company’s losses.

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

Historically, Hawaii rules provided for nonjudicial, or out-of-court, foreclosures, a process that is less expensive and quicker than going through the court foreclosure process. However, as a result of rule changes, many lenders now forgo nonjudicial foreclosures and file all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Following a joint federal-state settlement regarding foreclosure practices, mortgage servicers have implemented new programs to assist borrowers with loss mitigation options. Federal and state loss mitigation requirements are now part of our annual audit requirements.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2022, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We continue to face increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. For instance, in 2022, we successfully converted to a new core system. Certain of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or may otherwise result in an increase, potentially a material increase, in our expenses. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition or results of operations.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors other than insured depositors. FHI is subject to regulation and supervision by the Federal Reserve and the Bank is subject to regulation and supervision by the FDIC, the CFPB and the Hawaii DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, in some cases, even if such noncompliance was inadvertent, could result in sanctions by regulatory agencies, civil money penalties, related litigation by private plaintiffs, or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

We expect that our business will remain subject to extensive regulation and supervision and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the United States presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the financial services industry). In addition, changes in key personnel at the agencies that regulate the Company, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously experienced. New regulations and modifications to existing regulations and supervisory expectations have increased, and may in the future increase, our costs over time, result in decreased revenues and net income, reduce our ability to compete effectively (particularly with non-bank financial institutions that may not be subject to the same laws and regulations), make it less attractive for us to continue providing certain products and services, or require changes to our existing regulatory compliance and risk management structure. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

While we expect to continue to meet the requirements of the Capital Rules, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends and share repurchases. Higher capital levels could also lower our return on equity.

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

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Consumer protection laws and regulation, and the examination, supervision and enforcement of those laws and regulations, by the CFPB have created a complex environment for consumer finance regulation. See “Item 1. Business — Supervision and Regulation — Consumer Financial Protection.” The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.

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

Our bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums our bank will be required to pay for FDIC insurance. Beginning in the first quarterly assessment period of 2023, the FDIC increased the initial base deposit insurance assessment rate schedules by 2 basis points, and the FDIC may in the future further increase assessment rates to meet the FDIC’s designated reserve ratio, which is currently maintained at 2% of insured deposits. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations. See “Item 1. Business — Supervision and Regulation — Deposit Insurance.”

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

The content and application of laws and regulations applicable to financial institutions vary according to the size of the institution, the jurisdictions in which the institution is organized and operates and other factors. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products. Other regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively.

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

The COVID-19 pandemic has had, and may continue to have, negative effects on global economic conditions, including disruption and volatility of financial markets, supply chain disruptions, fluctuations in unemployment and other negative outcomes, including inflation. The extent to which the COVID-19 pandemic will continue to negatively impact our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, whether any new COVID variants or other diseases emerge, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic.

We are unable to estimate the ongoing impact of COVID-19 on our business and operations at this time. Should the COVID-19 pandemic continue to impact our local market or the global market or increase in severity, it could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill (or additional assessments of the same) and other financial assets, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics or other severe health emergencies, or concerns over the possibility of such an emergency (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events could have a significant impact on our business. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including Russia’s ongoing invasion of Ukraine, terrorism or other geopolitical events. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel, any related safety concerns or limitations  and the prevailing weather patterns in the region, we could be disproportionately affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics or other actual or perceived severe health emergencies, including travel restrictions as a result of actual or perceived health emergencies that impact markets on which we depend. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

We own the building in Honolulu in which our principal office and headquarters are located. Given that we derive a portion of our income from leasing space in our principal office building and that a large concentration of our employees is located in our principal office building, depending on the intensity and longevity of the event, a catastrophic event impacting our Honolulu office building, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business and reputation and could have a material adverse effect on our business, financial condition or results of operations.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in our results of operations;

●	Recommendations or research reports about us or the financial services industry in general published by securities analysts;

●	The failure of securities analysts to cover, or continue to cover, us;

●	Operating and stock price performance of other companies that investors deem comparable to us;

●	News reports relating to trends, concerns and other issues in the financial services industry;

●	Future sales of our common stock;

●	Departure of our management team or other key personnel;

●	New technology used, or services offered, by competitors;

●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	Changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

●	Litigation and governmental investigations; and

●	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 9, 2023, we had a total of 127,685,476 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. In April 2021, our stockholders approved an amendment and restatement of the First Hawaiian, Inc. 2016 Non-Employee Director Plan principally to increase the total number of shares of common stock that may be awarded under that plan by 193,941 shares. We have granted awards covering 2,768,449 shares of our common stock under these plans as of December 31, 2022. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 51 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Lanai, Guam and Saipan as of December 31, 2022. We lease 30 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We believe our current facilities are adequate to meet our needs; however, we have closed and may close branches in certain circumstances.

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

As of February 9, 2023, there were 21 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

There were no purchases of shares of the Company’s common stock made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the three months ended December 31, 2022.

On January 25, 2023, the Company’s Board of Directors adopted a stock repurchase program for up to $40 million of its outstanding common stock during 2023.  Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of share repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The repurchase program may be suspended, terminated or modified at any time for any reason.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index (“KRX”). The graph assumes that $100 was invested at the closing price on December 31, 2017, in our common stock(1), the S&P 500 Index and the KRX. The cumulative total return on each investment is as of December 31 of each subsequent five years and assumes reinvestment of dividends.

	2017	2018	2019	2020	2021	2022
First Hawaiian, Inc. Common Stock	$100.00	$79.07	$107.37	$88.91	$106.40	$103.13
S&P 500 Index	100.00	93.76	120.84	140.49	178.27	143.61
KBW Regional Banking Index	100.00	80.63	97.07	85.33	113.65	102.90

(1)	The investments in FHI were calculated using a volume weighted average price with a 10-day averaging period with dividends reinvested at the ex-dividend date.

The stock performance depicted in the graph above should not be relied upon as indicative of future performance.

ITEM 6.    RESERVED

Not applicable.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; disruptions resulting from the discontinuance of LIBOR; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and man-made and natural disasters; our ability to maintain consistent growth, earnings and profitability; the impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

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

As of December 31, 2022, we were the largest full-service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2022, we had $24.6 billion of assets, $14.1 billion of gross loans and leases and $21.7 billion of deposits. We also generated $265.7 million of net income or diluted earnings per share of $2.08 per share for the year ended December 31, 2022. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Hawaii Economy

Hawaii’s economy continues to reflect growth during the twelve months ended December 31, 2022. According to the State of Hawaii Department of Labor and Industrial Relations, the statewide seasonally adjusted unemployment rate was 3.2% at December 31, 2022 compared to 5.7% at December 31, 2021. Nationally, the seasonally adjusted unemployment rate was 3.5% at December 31, 2022 compared to 3.9% at December 31, 2021.

Domestic visitor arrivals have nearly returned to pre-pandemic levels. The average daily domestic passenger counts for the year ended December 31, 2022 were approximately 88.7% of the average daily passenger counts during the year ended December 31, 2019, according to the Hawaii Tourism Authority. Prior to the pandemic, tourists from Japan represented a significant portion of international visitors to the state. While the number of visitors from Japan has increased relative to the prior two years, the number remains well below the arrival count before the pandemic. In 2019, for example, Hawaii saw 1.5 million visitors from Japan. This number dropped to as low as 24,000 visitors in 2021 and slowly increased to 200,000 visitors in 2022.

Although the volume of real estate sales has slowed in 2022, housing prices continue to rise. According to the Honolulu Board of Realtors, the volume of single-family home sales and condominium sales on Oahu decreased by 23.2% and 11.8%, respectively, as compared to the same period in 2021. The median price of a single-family home sold on Oahu in 2022 was $1,105,000, an increase of 11.6% from 2021. The median price of a condominium sold on Oahu in 2022 was $510,000, an increase of 7.4% from 2021. As of December 31, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.1 and 2.2 months, respectively.

Lastly, state general excise and use tax revenues increased by 18.3% for the year ended December 31, 2022 as compared to the same period in 2021, according to the Hawaii Department of Business, Economic Development & Tourism.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.

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

In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. As of December 31, 2022, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 11.82%, compared to the minimum requirement of 4.50%. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

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

Selected Financial Data:

Our financial highlights for the years indicated are presented in Table 1:

Financial Highlights			Table 1
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Income Statement Data:
Interest income	$663,220	$549,311	$582,759
Interest expense	49,671	18,752	47,025
Net interest income	613,549	530,559	535,734
Provision for credit losses	1,392	(39,000)	121,718
Net interest income after provision for credit losses	612,157	569,559	414,016
Noninterest income	179,525	184,916	197,380
Noninterest expense	440,471	405,479	367,672
Income before provision for income taxes	351,211	348,996	243,724
Provision for income taxes	85,526	83,261	57,970
Net income	$265,685	$265,735	$185,754
Basic earnings per share	$2.08	$2.06	$1.43
Diluted earnings per share	$2.08	$2.05	$1.43
Basic weighted-average outstanding shares	127,489,889	128,963,131	129,890,225
Diluted weighted-average outstanding shares	127,981,699	129,537,922	130,220,077
Dividends declared per share	$1.04	$1.04	$1.04
Dividend payout ratio	50.00%	50.73%	72.73%
Other Financial Information / Performance Ratios:
Net interest margin	2.78%	2.43%	2.77%
Efficiency ratio	55.20%	56.45%	50.10%
Return on average total assets	1.06%	1.09%	0.85%
Return on average tangible assets (non-GAAP)(1)	1.11%	1.13%	0.89%
Return on average total stockholders' equity	11.44%	9.81%	6.88%
Return on average tangible stockholders' equity (non-GAAP)(1)	20.03%	15.51%	10.91%
Noninterest expense to average assets	1.76%	1.66%	1.68%

	December 31,
(dollars in thousands, except per share data)	2022	2021
Balance Sheet Data:
Cash and cash equivalents	$526,624	$1,258,469
Investment securities available-for-sale	3,151,133	8,428,032
Investment securities held-to-maturity	4,320,639	—
Loans and leases	14,092,012	12,961,999
Allowance for credit losses for loans and leases	143,900	157,262
Goodwill	995,492	995,492
Total assets	24,577,223	24,992,410
Total deposits	21,689,029	21,816,146
Short-term borrowings	75,000	—
Total liabilities	22,308,218	22,335,498
Total stockholders' equity	2,269,005	2,656,912
Book value per share	$17.82	$20.84
Tangible book value per share (non-GAAP)(1)	$10.00	$13.03

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.08%	0.05%
Allowance for credit losses for loans and leases / total loans and leases	1.02%	1.21%
Net charge-offs / average total loans and leases	0.08%	0.10%

	December 31,
Capital Ratios:	2022	2021
Common Equity Tier 1 Capital Ratio	11.82%	12.24%
Tier 1 Capital Ratio	11.82%	12.24%
Total Capital Ratio	12.92%	13.49%
Tier 1 Leverage Ratio	8.11%	7.24%
Total stockholders' equity to total assets	9.23%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)(1)	5.40%	6.92%
(1)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation			Table 2
	For the Years Ended
	December 31,
(dollars in thousands)	2022	2021	2020
Income Statement Data:
Noninterest expense	$440,471	$405,479	$367,672

Net income	$265,685	$265,735	$185,754

Average total stockholders' equity	$2,321,606	$2,708,370	$2,698,853
Less: average goodwill	995,492	995,492	995,492
Average tangible stockholders' equity	$1,326,114	$1,712,878	$1,703,361

Average total assets	$24,964,422	$24,426,258	$21,869,064
Less: average goodwill	995,492	995,492	995,492
Average tangible assets	$23,968,930	$23,430,766	$20,873,572

Return on average total stockholders' equity	11.44%	9.81%	6.88%
Return on average tangible stockholders' equity (non-GAAP)	20.03%	15.51%	10.91%

Return on average total assets	1.06%	1.09%	0.85%
Return on average tangible assets (non-GAAP)	1.11%	1.13%	0.89%

Noninterest expense to average assets	1.76%	1.66%	1.68%

	December 31,
(dollars in thousands, except share amount and per share data)	2022	2021
Balance Sheet Data:
Total stockholders' equity	$2,269,005	$2,656,912
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,273,513	$1,661,420

Total assets	$24,577,223	$24,992,410
Less: goodwill	995,492	995,492
Tangible assets	$23,581,731	$23,996,918

Shares outstanding	127,363,327	127,502,472

Total stockholders' equity to total assets	9.23%	10.63%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.40%	6.92%

Book value per share	$17.82	$20.84
Tangible book value per share (non-GAAP)	$10.00	$13.03

Financial Highlights

Net income was $265.7 million for the year ended December 31, 2022, a decrease of $0.1 million as compared to 2021. Basic earnings per share was $2.08 per share for the year ended December 31, 2022, an increase of $0.02 per share or 1% as compared to 2021. Diluted earnings per share was $2.08 for the year ended December 31, 2022, an increase of $0.03 or 1% as compared to 2021. Net income includes a $83.0 million increase in net interest income driven by the rising interest rate environment. The decrease in net income was primarily due to a $35.0 million increase in noninterest expense, a $5.4 million decrease in noninterest income, a $2.3 million increase in the provision for income taxes and a Provision of $1.4 million for the year ended December 31, 2022, compared to a negative Provision of $39.0 million for the year ended December 31, 2021.

Net income was $265.7 million for the year ended December 31, 2021, an increase of $80.0 million or 43% as compared to 2020. Basic earnings per share was $2.06 per share for the year ended December 31, 2021, an increase of $0.63 per share or 44% as compared to 2020. Diluted earnings per share was $2.05 for the year ended December 31, 2021, an increase of $0.62 or 43% as compared to 2020. The increase was primarily due to a negative Provision of $39.0 million for the year ended December 31, 2021, compared to a Provision of $121.7 million for the year ended December 31, 2020. This increase was partially offset by a $37.8 million increase in noninterest expense, a $25.3 million increase in the provision for income taxes, a $12.5 million decrease in noninterest income and a $5.2 million decrease in net interest income.

Our return on average total assets was 1.06% for the year ended December 31, 2022, a decrease of three basis points as compared to 2021, and our return on average total stockholders’ equity was 11.44% for the year ended December 31, 2022, an increase of 163 basis points as compared to 2021. Our return on average tangible assets was 1.11% for the year ended December 31, 2022, a decrease of two basis points as compared to 2021, and our return on average tangible stockholders’ equity was 20.03% for the year ended December 31, 2022, an increase of 452 basis points as compared to 2021. Our efficiency ratio was 55.20% for the year ended December 31, 2022 as compared to 56.45% in 2021. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 2, GAAP to Non-GAAP Reconciliation.

Our return on average total assets was 1.09% for the year ended December 31, 2021, an increase of 24 basis points as compared to 2020, and our return on average total stockholders’ equity was 9.81% for the year ended December 31, 2021, an increase of 293 basis points as compared to 2020. Our return on average tangible assets was 1.13% for the year ended December 31, 2021, an increase of 24 basis points as compared to 2020, and our return on average tangible stockholders’ equity was 15.51% for the year ended December 31, 2021, an increase of 460 basis points as compared to 2020. Our efficiency ratio was 56.45% for the year ended December 31, 2021 as compared to 50.10% in 2020. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 2, GAAP to Non-GAAP Reconciliation.

Our results for the year ended December 31, 2022 were highlighted by the following:

●	Net interest income was $613.5 million for the year ended December 31, 2022, an increase of $83.0 million or 16% as compared to 2021. Our net interest margin was 2.78% for the year ended December 31, 2022, an increase of 35 basis points as compared to 2021. The increase in net interest income was primarily due to higher yields in most loan categories, higher yields and average balances in our investment securities portfolio and higher yields on interest-bearing deposits in other banks, primarily attributable to the rising interest rate environment in the period. This was partially offset by higher deposit funding costs.

●	The Provision was $1.4 million for the year ended December 31, 2022, compared to a negative Provision of $39.0 million for the year ended December 31, 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb probable credit losses that are expected in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $179.5 million for the year ended December 31, 2022, a decrease of $5.4 million or 3% as compared to 2021. The decrease was primarily due to an $11.9 million decrease in bank-owned life insurance (“BOLI”) income and a $1.5 million decrease in other service charges and fees. This was partially offset by a $2.7 million increase in other noninterest income, a $2.4 million increase in credit and debit card fees, a $1.7 million increase in trust and investment services income and a $1.3 million increase in service charges on deposit accounts.

●	Noninterest expense was $440.5 million for the year ended December 31, 2022, an increase of $35.0 million or 9% as compared to 2021. The increase in noninterest expense was primarily due to a $16.7 million increase in salaries and employee benefits, a $9.8 million increase in equipment expense, a $6.7 million increase in contracted services and professional fees, a $5.7 million increase in card rewards program expenses, a $1.9 million increase in advertising and marketing expense, a $1.7 million increase in occupancy expense and a $1.4 million increase in regulatory assessment and fees. This was partially offset by an $8.9 million decrease in other noninterest expense.

Our results for the year ended December 31, 2021 were highlighted by the following:

●	Net interest income was $530.6 million for the year ended December 31, 2021, a decrease of $5.2 million or 1% as compared to 2020. Our net interest margin was 2.43% for the year ended December 31, 2021, a decrease of 34 basis points as compared to 2020. The decrease in net interest income was primarily due to lower yields in most loan categories, a decrease in average loan balances in a few loan categories and lower yields in our investment securities portfolio. This was partially offset by higher average balances in our investment securities portfolio and lower deposit funding costs.

●	There was a negative Provision of $39.0 million for the year ended December 31, 2021, compared to a Provision of $121.7 million for the year ended December 31, 2020. The negative Provision was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The Provision is recorded to maintain the ACL at levels deemed adequate to absorb probable credit losses that are expected in our loan and lease portfolio as of the balance sheet date.

●	Noninterest income was $184.9 million for the year ended December 31, 2021, a decrease of $12.5 million or 6% as compared to 2020. The decrease was primarily due to a $21.4 million decrease in other noninterest income, a $2.6 million decrease in BOLI income, a $0.9 million decrease in trust and investment services income and a $0.7 million decrease in service charges on deposit accounts. This was partially offset by an $8.1 million increase in credit and debit card fees and a $4.7 million increase in other service charges and fees.

●	Noninterest expense was $405.5 million for the year ended December 31, 2021, an increase of $37.8 million or 10% as compared to 2020. The increase in noninterest expense was primarily due to an $18.7 million increase in other noninterest expense, an $8.2 million increase in salaries and employee benefits, a $4.4 million increase in equipment costs, a $3.1 million increase in card rewards program expenses, a $2.8 million increase in contracted services and professional fees and a $0.5 million increase in occupancy expense.

Balance sheet highlights consisted of the following:

●	Total loans and leases were $14.1 billion as of December 31, 2022, an increase of $1.1 billion or 9% as compared to December 31, 2021. This increase was primarily due to increases in our commercial real estate portfolio, residential real estate portfolio, commercial and industrial loans portfolio and lease financing portfolio, partially offset by a decrease in Paycheck Protection Program (“PPP”) loans, which are included in our commercial and industrial loans portfolio.

●	The ACL was $143.9 million as of December 31, 2022, a decrease of $13.4 million or 8% from December 31, 2021. The decrease in the ACL was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality during the year ended December 31, 2022. The ratio of our ACL to total loans and leases outstanding decreased to 1.02% as of December 31, 2022, compared to 1.21% as of December 31, 2021. The overall level of the ACL was commensurate with our stable credit risk profile and the Hawaii economy.

●	Our portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $7.5 billion as of December 31, 2022, a decrease of $1.0 billion or 11% compared to December 31, 2021. Maturities and payments on investment securities were used to fund loan growth and offset a decline in deposits. During the year ended December 31, 2022, we reclassified at fair value approximately $4.6 billion in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment.

●	Total deposits were $21.7 billion as of December 31, 2022, a decrease of $127.1 million or 1% from December 31, 2021. This decrease was primarily due to a $529.2 million decrease in demand deposits, a $229.9 million decrease in savings deposit balances and a $67.6 million decrease in money market deposit balances, partially offset by a $699.6 million increase in time deposit balances.

●	Total stockholders’ equity was $2.3 billion as of December 31, 2022, a decrease of $387.9 million or 15% from December 31, 2021. This decrease was primarily due to a $517.6 million decrease in accumulated other comprehensive loss, net of tax, dividends declared and paid to the Company’s stockholders of $132.6 million and common stock repurchased of $9.5 million, partially offset by earnings for the year ended December 31, 2022 of $265.7 million and equity-based awards of $6.0 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2022, 2021, and 2020, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates									Table 3
	Year Ended			Year Ended			Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$867.6	$10.3	1.19%	$1,723.0	$2.3	0.14%	$882.1	$2.4	0.27%
Available-for-Sale Investment Securities
Taxable	4,650.1	83.2	1.79	6,608.9	93.3	1.41	4,844.5	80.9	1.67
Non-Taxable	180.0	4.9	2.74	481.9	10.2	2.12	62.0	1.1	1.77
Held-to-Maturity Investment Securities
Taxable	2,728.2	45.5	1.67	—	—	—	—	—	—
Non-Taxable	460.6	12.5	2.71	—	—	—	—	—	—
Total Investment Securities	8,018.9	146.1	1.82	7,090.8	103.5	1.46	4,906.5	82.0	1.67
Loans Held for Sale	0.6	—	3.14	3.6	0.1	2.24	13.0	0.3	2.21
Loans and Leases(1)
Commercial and industrial	2,019.5	78.4	3.88	2,586.8	82.2	3.18	3,168.7	93.2	2.94
Commercial real estate	3,895.3	153.2	3.93	3,456.7	101.6	2.94	3,419.1	116.9	3.42
Construction	755.0	32.5	4.30	804.5	25.4	3.16	615.7	21.3	3.46
Residential:
Residential mortgage	4,200.2	145.5	3.46	3,836.6	138.3	3.60	3,698.7	148.4	4.01
Home equity line	965.0	26.5	2.75	834.3	22.2	2.66	875.1	27.1	3.10
Consumer	1,218.9	65.3	5.35	1,275.5	67.8	5.31	1,501.6	82.9	5.52
Lease financing	260.9	9.7	3.69	239.9	7.6	3.14	239.4	6.9	2.90
Total Loans and Leases	13,314.8	511.1	3.84	13,034.3	445.1	3.42	13,518.3	496.7	3.67
Other Earning Assets	70.9	0.6	0.89	69.4	1.1	1.54	56.4	2.0	3.66
Total Earning Assets(2)	22,272.8	668.1	3.00	21,921.1	552.1	2.52	19,376.3	583.4	3.01
Cash and Due from Banks	289.0			289.3			304.9
Other Assets	2,402.6			2,215.9			2,187.9
Total Assets	$24,964.4			$24,426.3			$21,869.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,741.5	$19.2	0.29%	$6,581.1	$2.5	0.04%	$5,538.1	$5.2	0.09%
Money Market	4,068.8	16.6	0.41	3,831.4	2.1	0.05	3,266.6	6.6	0.20
Time	1,826.7	13.4	0.73	2,005.0	9.3	0.47	2,839.8	23.7	0.83
Total Interest-Bearing Deposits	12,637.0	49.2	0.39	12,417.5	13.9	0.11	11,644.5	35.5	0.30
Federal Funds Purchased	11.5	0.5	4.08	—	—	—	1.4	—	0.43
Short-Term Borrowings	—	—	—	—	—	—	208.2	6.0	2.88
Long-Term Borrowings	—	—	—	177.5	4.9	2.76	200.0	5.5	2.77
Total Interest-Bearing Liabilities	12,648.5	49.7	0.39	12,595.0	18.8	0.15	12,054.1	47.0	0.39
Net Interest Income		$618.4			$533.3			$536.4
Interest Rate Spread			2.61%			2.37%			2.62%
Net Interest Margin			2.78%			2.43%			2.77%
Noninterest-Bearing Demand Deposits	9,421.5			8,594.1			6,608.5
Other Liabilities	572.8			528.8			507.6
Stockholders' Equity	2,321.6			2,708.4			2,698.9
Total Liabilities and Stockholders' Equity	$24,964.4			$24,426.3			$21,869.1
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $4.9 million, $2.8 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Analysis of Change in Net Interest Income						Table 4
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Compared to December 31, 2021			Compared to December 31, 2020
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(1.7)	$9.7	$8.0	$1.5	$(1.6)	$(0.1)
Available-for-Sale Investment Securities
Taxable	(31.6)	21.5	(10.1)	26.3	(13.9)	12.4
Non-Taxable	(7.7)	2.4	(5.3)	8.8	0.3	9.1
Held-to-Maturity Investment Securities
Taxable	45.5	—	45.5	—	—	—
Non-Taxable	12.5	—	12.5	—	—	—
Total Investment Securities	18.7	23.9	42.6	35.1	(13.6)	21.5
Loans Held for Sale	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Loans and Leases
Commercial and industrial	(20.0)	16.2	(3.8)	(18.1)	7.1	(11.0)
Commercial real estate	14.1	37.5	51.6	1.3	(16.6)	(15.3)
Construction	(1.6)	8.7	7.1	6.1	(2.0)	4.1
Residential:
Residential mortgage	12.7	(5.5)	7.2	5.4	(15.5)	(10.1)
Home equity line	3.5	0.8	4.3	(1.2)	(3.7)	(4.9)
Consumer	(3.0)	0.5	(2.5)	(12.1)	(3.0)	(15.1)
Lease financing	0.7	1.4	2.1	0.1	0.6	0.7
Total Loans and Leases	6.4	59.6	66.0	(18.5)	(33.1)	(51.6)
Other Earning Assets	—	(0.5)	(0.5)	0.4	(1.3)	(0.9)
Total Change in Interest Income	23.3	92.7	116.0	18.3	(49.6)	(31.3)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	16.7	16.7	0.7	(3.4)	(2.7)
Money Market	0.1	14.4	14.5	1.0	(5.5)	(4.5)
Time	(0.8)	4.9	4.1	(5.8)	(8.6)	(14.4)
Total Interest-Bearing Deposits	(0.7)	36.0	35.3	(4.1)	(17.5)	(21.6)
Federal Funds Purchased	0.5	—	0.5	—	—	—
Short-Term Borrowings	—	—	—	(3.0)	(3.0)	(6.0)
Long-Term Borrowings	(2.5)	(2.4)	(4.9)	(0.6)	—	(0.6)
Total Change in Interest Expense	(2.7)	33.6	30.9	(7.7)	(20.5)	(28.2)
Change in Net Interest Income	$26.0	$59.1	$85.1	$26.0	$(29.1)	$(3.1)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $618.4 million for the year ended December 31, 2022, an increase of $85.1 million or 16% as compared to 2021. Our net interest margin was 2.78% for the year ended December 31, 2022, an increase of 35 basis points as compared to 2021. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher yields in most loan categories, higher yields and average balances in our investment securities portfolio and higher yields on our interest-bearing deposits in other banks. This was partially offset by higher deposit funding costs. Yields on our loans and leases were 3.84% for the year ended December 31, 2022, an increase of 42 basis points as compared to 2021. We experienced an increase in our yield from total loans primarily due to increases in our commercial real estate and commercial and industrial loans. The increase in our adjustable rate commercial and industrial and commercial real estate loans are typically based on LIBOR. Fees are accelerated into net interest income upon the forgiveness of PPP loans. Net interest income for the years ended December 31, 2022 and 2021, included $5.1 million and $31.6 million, respectively, of fees from PPP loans. As of December 31, 2022, there were approximately $0.3 million of additional fees remaining on our PPP loans that had not yet been recognized into income. For the year ended December 31, 2022, the average balance of our investment securities portfolio increased $928.1 million or 13% to $8.0 billion. Yields on our investment securities portfolio were 1.82% for the year ended December 31, 2022, an increase of 36 basis points compared to 2021. Deposit funding costs were $49.2 million for the year ended December 31, 2022, an increase of $35.3 million compared to 2021. Rates paid on our interest-bearing deposits were 39 basis points for the year ended December 31, 2022, an increase of 28 basis points compared to 2021.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2020 at 4.75% and decreased 150 basis points in March to end the first quarter of 2020 at 3.25%, where it remained as at the end of 2020 and 2021. During 2022, the prime rate increased a total of 425 basis points (25 basis points in March, 50 basis points in May, 75 basis points in each month of June, July, September and November, and 50 basis points in December) to end the year at 7.50%. As noted above, our loan portfolio is also impacted by changes in the LIBOR. At December 31, 2022, the one-month and three-month U.S. dollar LIBOR interest rates were 4.39% and 4.77%, respectively. At December 31, 2021, the one-month and three-month U.S. dollar LIBOR interest rates were 0.10% and 0.21%, respectively, while at December 31, 2020, the one-month and three-month U.S. dollar LIBOR interest rates were 0.14% and 0.24%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2020 at 1.50% to 1.75% and decreased 150 basis points in March 2020 to 0.00% to 0.25%, where it remained as at the end of 2020 and 2021. During 2022, the federal funds rate increased 425 basis points to end the year at 4.25% to 4.50%.

Provision for Credit Losses

The Provision was $1.4 million for the year ended December 31, 2022, compared to a negative provision for credit losses of $39.0 million in 2021. For the year ended December 31, 2022, the Provision included a negative $2.1 million in provision for credit losses for loans and leases, compared to a negative $38.7 million in provision for credit losses for loans and leases in 2021, and $3.5 million in provision for credit losses for the reserve for unfunded commitments, compared to a negative $0.3 million in provision for credit losses for the reserve for unfunded commitments in 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. We recorded net charge-offs of $11.2 million and $12.5 million for the years ended December 31, 2022 and 2021, respectively. This represented net charge-offs of 0.08% and 0.10% of total average loans and leases for the years ended December 31, 2022 and 2021, respectively. The ACL was $143.9 million and $157.3 million as of December 31, 2022 and 2021, respectively, and represented 1.02% of total outstanding loans and leases as of December 31, 2022, compared to 1.21% of total outstanding loans and leases as of December 31, 2021. The reserve for unfunded commitments was $33.8 million as of December 31, 2022, compared to $30.3 million as of December 31, 2021. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the years ended December 31, 2022, 2021 and 2020:

Noninterest Income									Table 5
	Year Ended December 31,			Change			Change
(dollars in thousands)	2022	2021	2020	2022	vs.	2021	2021	vs.	2020
Service charges on deposit accounts	$28,809	$27,510	$28,169	$1,299		5%	$(659)		(2)%
Credit and debit card fees	66,028	63,580	55,451	2,448		4	8,129		15
Other service charges and fees	37,036	38,578	33,876	(1,542)		(4)	4,702		14
Trust and investment services income	36,465	34,719	35,652	1,746		5	(933)		(3)
Bank-owned life insurance	1,248	13,185	15,754	(11,937)		(91)	(2,569)		(16)
Investment securities gains (losses), net	—	102	(114)	(102)		(100)	216		(189)
Other	9,939	7,242	28,592	2,697		37	(21,350)		(75)
Total noninterest income	$179,525	$184,916	$197,380	$(5,391)		(3)%	$(12,464)		(6)%

Total noninterest income was $179.5 million for the year ended December 31, 2022, a decrease of $5.4 million or 3% as compared to 2021. Total noninterest income was $184.9 million for the year ended December 31, 2021, a decrease of $12.5 million or 6% as compared to 2020.

Service charges on deposit accounts were $28.8 million for the year ended December 31, 2022, an increase of $1.3 million or 5% as compared to 2021. This increase was primarily due to a $1.8 million increase in overdraft and checking account fees, a $1.0 million increase in dormant account fees and a $0.6 million increase in account analysis service charges, partially offset by a $2.0 million decrease in checking account service fees. Service charges on deposit accounts were $27.5 million for the year ended December 31, 2021, a decrease of $0.7 million or 2% as compared to 2020. This decrease was primarily due to a $0.7 million decrease in checking account service fees and a $0.2 million decrease in overdraft and checking account fees, partially offset by a $0.4 million increase in ATM interchange fees from customers.

Credit and debit card fees were $66.0 million for the year ended December 31, 2022, an increase of $2.4 million or 4% as compared to 2021. This increase was primarily due to a $3.3 million increase in interchange settlement fees and a $1.7 million increase in merchant service revenues, partially offset by a $1.6 million increase in network association dues and a $0.9 million decrease in ATM interchange and surcharge fees. Credit and debit card fees were $63.6 million for the year ended December 31, 2021, an increase of $8.1 million or 15% as compared to 2020. This increase was primarily due to a $4.5 million increase in interchange settlement fees, a $3.7 million increase in merchant service revenues, a $1.2 million increase in ATM interchange and surcharge fees and a $1.0 million increase in debit card interchange fees. This was partially offset by a $2.5 million increase in network association dues.

Other service charges and fees were $37.0 million for the year ended December 31, 2022, a decrease of $1.5 million or 4% as compared to 2021. This decrease was primarily due to a $1.0 million decrease in miscellaneous service fees, a $1.0 million decrease in service fees related to participation loans, a $0.4 million decrease in fees from standby letters of credit arrangements, a $0.3 million decrease in insurance income, a $0.3 million decrease in traveler’s check processing fees and a $0.2 million decrease in safe deposit box rental fees. This was partially offset by a $1.9 million increase in fees from annuities and securities. Other service charges and fees were $38.6 million for the year ended December 31, 2021, an increase of $4.7 million or 14% as compared to 2020. This increase was primarily due to a $3.4 million increase in fees from annuities and securities, a $1.3 million increase in miscellaneous service fees, a $0.3 million increase in wire transfer fees, a $0.3 million increase in online banking fees and a $0.3 million increase in fee income from our cash management services. This was partially offset by a $1.0 million decrease in service fees related to participation loans.

Trust and investment services income was $36.5 million for the year ended December 31, 2022, an increase of $1.7 million or 5% as compared to 2021. This increase was primarily due to a $2.5 million increase in business cash management fees and a $0.5 million increase in investment management fees. This was partially offset by a $0.4 million decrease in irrevocable trust fees, a $0.3 million decrease in trust service fees and a $0.3 million decrease in pension plan fees. Trust and investment services income was $34.7 million for the year ended December 31, 2021, a decrease of $0.9 million or 3% as compared to 2020. This decrease was primarily due to a $1.9 million decrease in business cash management fees, a $0.4 million decrease in money market fund management fees, a $0.2 million decrease in personal property agency account fees and a $0.2 million decrease in tax services. This was partially offset by a $1.2 million increase in investment management fees and a $0.9 million increase in irrevocable trust fees.

BOLI income was $1.2 million for the year ended December 31, 2022, a decrease of $11.9 million or 91% as compared to 2021. This decrease was due to a $9.7 million decrease in BOLI earnings and a $2.3 million decrease in death benefit proceeds from life insurance policies. BOLI income was $13.2 million for the year ended December 31, 2021, a decrease of $2.6 million or 16% as compared to 2020. This decrease was due to a $3.8 million decrease in BOLI earnings, partially offset by a $1.3 million increase in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were nil for the year ended December 31, 2022. Net losses on the sale of investment securities were $0.1 million for the year ended December 31, 2021, an increase in net gains of $0.2 million as compared to 2020.

Other noninterest income was $9.9 million for the year ended December 31, 2022, an increase of $2.7 million or 37% as compared to 2021. This increase was primarily due to a $5.2 million decrease in net losses recognized in income related to derivative contracts, a $1.2 million tax refund received, a $0.7 million increase in net mortgage servicing rights income, a $0.5 million increase in vendor bonuses received and a $0.4 million increase in market adjustments for foreign exchange transactions. This was partially offset by a $2.2 million decrease in gains on the sale of bank properties, a $1.6 million decrease in gains on the sale of residential loans to government-sponsored enterprises and a $1.5 million decrease in market adjustments on mutual funds purchased. Other noninterest income was $7.2 million for the year ended December 31, 2021, a decrease of $21.4 million as compared to 2020. This decrease was primarily due to a $13.4 million decrease in gains on the sale of residential and commercial loans, a $5.8 million decrease in customer-related interest rate swap fees, a $1.3 million increase in net losses recognized in income related to derivative contracts, a $1.2 million decrease in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $0.7 million decrease in market adjustments on mutual funds purchased, a $0.6 million decrease in market adjustments for foreign exchange transactions, a $0.5 million decrease in volume-based incentives and a $0.5 million decrease in net mortgage servicing rights income. This was partially offset by a $2.1 million increase in gains on the sale of bank properties.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the years ended December 31, 2022, 2021 and 2020:

Noninterest Expense									Table 6
	Year Ended December 31,			Change			Change
(dollars in thousands)	2022	2021	2020	2022	vs.	2021	2021	vs.	2020
Salaries and employee benefits	$199,129	$182,384	$174,221	$16,745		9%	$8,163		5%
Contracted services and professional fees	70,027	63,349	60,546	6,678		11	2,803		5
Occupancy	31,034	29,348	28,821	1,686		6	527		2
Equipment	34,506	24,719	20,277	9,787		40	4,442		22
Regulatory assessment and fees	9,603	8,245	8,659	1,358		16	(414)		(5)
Advertising and marketing	7,996	6,108	5,695	1,888		31	413		7
Card rewards program	30,990	25,244	22,114	5,746		23	3,130		14
Other	57,186	66,082	47,339	(8,896)		(13)	18,743		40
Total noninterest expense	$440,471	$405,479	$367,672	$34,992		9%	$37,807		10%

Total noninterest expense was $440.5 million for the year ended December 31, 2022, an increase of $35.0 million or 9% as compared to 2021. Total noninterest expense was $405.5 million for the year ended December 31, 2021, an increase of $37.8 million or 10% as compared to 2020.

Salaries and employee benefits expense was $199.1 million for the year ended December 31, 2022, an increase of $16.7 million or 9% as compared to 2021. This increase was primarily due to a $15.4 million decrease in payroll and benefit costs being deferred as loan origination costs, an $11.7 million increase in base salaries and related payroll taxes, a $0.6 million increase in employee overtime pay expense and a $0.4 million increase in incentive compensation. This was partially offset by a $7.9 million decrease in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions and a nonrecurring severance cost of $1.2 million recorded during the year ended December 31, 2021, as well as a $1.6 million decrease in temporary help expenses, a $1.1 million decrease in retirement plan expenses and a $0.9 million decrease in group health plan costs. Salaries and employee benefits expense was $182.4 million for the year ended December 31, 2021, an increase of $8.2 million or 5% as compared to 2020. This increase was primarily due to a $3.4 million increase in temporary help expenses, a $3.4 million increase in incentive compensation, a $3.1 million increase in other compensation, including a nonrecurring severance cost of $1.2 million, a $2.1 million increase in base salaries and related payroll taxes, a $1.6 million increase in group health plan costs, a $0.7 million increase in retirement plan expenses, a $0.4 million increase in employee overtime pay expense and a $0.3 million increase in state unemployment tax expense. This was partially offset by a $7.0 million increase in payroll and benefit costs being deferred as loan origination costs.

Contracted services and professional fees were $70.0 million for the year ended December 31, 2022, an increase of $6.7 million or 11% as compared to 2021. This increase was primarily due to an $11.6 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services, and a $3.2 million increase in audit, legal and consultant fees. This was partially offset by an $8.0 million decrease in contracted data processing expenses. Contracted services and professional fees were $63.3 million for the year ended December 31, 2021, an increase of $2.8 million or 5% as compared to 2020. This increase was primarily due to a $1.2 million increase in outside services, primarily attributable to marketing and new customer services, a $0.8 million increase in contracted data processing, primarily related to system upgrades and product enhancements, and a $0.7 million increase in audit, legal and consultant fees.

Occupancy expense was $31.0 million for the year ended December 31, 2022, an increase of $1.7 million or 6% as compared to 2021. This increase was due to a $1.6 million increase in utilities expense and a $0.9 million increase in building maintenance expense, partially offset by a $0.4 million decrease in rental expense and a $0.3 million decrease in real property tax expense. Occupancy expense was $29.3 million for the year ended December 31, 2021, an increase of $0.5 million or 2% as compared to 2020.

Equipment expense was $34.5 million for the year ended December 31, 2022, an increase of $9.8 million or 40% as compared to 2021. This increase was primarily due to a $10.5 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.5 million decrease in furniture and equipment depreciation. Equipment expense was $24.7 million for the year ended December 31, 2021, an increase of $4.4 million or 22% as compared to 2020. This increase was primarily due to a $4.7 million increase in technology-related license and maintenance fees.

Regulatory assessment and fees were $9.6 million for the year ended December 31, 2022, an increase of $1.4 million or 16% as compared to 2021. This increase was primarily due to a $1.4 million increase in the FDIC insurance assessment. Regulatory assessment and fees were $8.2 million for the year ended December 31, 2021, a decrease of $0.4 million or 5% as compared to 2020.

Advertising and marketing expense was $8.0 million for the year ended December 31, 2022, an increase of $1.9 million or 31% as compared to 2021. This increase was primarily due to a $1.5 million increase in advertising costs. Advertising and marketing expense was $6.1 million for the year ended December 31, 2021, an increase of $0.4 million or 7% as compared to 2020.

Card rewards program expense was $31.0 million for the year ended December 31, 2022, an increase of $5.7 million or 23% as compared to 2021. This increase was primarily due to a $3.8 million increase in priority rewards card redemptions, a $1.3 million increase in interchange fees paid to our credit card partners and a $0.6 million increase in credit card cash reward redemptions. Card rewards program expense was $25.2 million for the year ended December 31, 2021, an increase of $3.1 million or 14% as compared to 2020. This increase was primarily due to a $2.1 million increase in interchange fees paid to our credit card partners, a $0.6 million increase in priority rewards card redemptions and a $0.5 million increase in credit card cash reward redemptions.

Other noninterest expense was $57.2 million for the year ended December 31, 2022, a decrease of $8.9 million or 13% as compared to 2021. This decrease was primarily due to $9.0 million in prepayment fees to terminate the Company’s FHLB fixed-rate advances recorded during the year ended December 31, 2021, a $3.1 million decrease in software amortization expense, and a $1.3 million decrease in pension-related expenses. This was offset by a $1.9 million increase in general and administrative expenses primarily around supplies, insurance, meals and entertainment and shipping and delivery, a $1.4 million increase in charitable contributions, a $0.7 million increase in travel expenses and a $0.5 million increase in activity charges assessed on the Company’s bank accounts. Other noninterest expense was $66.1 million for the year ended December 31, 2021, an increase of $18.7 million or 40% as compared to 2020. This increase was primarily due to $9.0 million in prepayment fees to terminate the Company’s FHLB fixed-rate advances, a $2.6 million increase in general and administrative expenses primarily around supplies, insurance, meals and entertainment and shipping and delivery, a $2.2 million increase in software amortization expense, a $2.1 million settlement payment in connection to a lawsuit against the Company, a $1.5 million increase in pension-related expenses, a $0.5 million increase in broker fees and $0.5 million in estimated PPP loan losses.

Provision for Income Taxes

The provision for income taxes was $85.5 million (reflecting an effective tax rate of 24.35%) for the year ended December 31, 2022, compared with a provision for income taxes of $83.3 million (reflecting an effective tax rate of 23.86%) in 2021. Additional information about the provision for income taxes is presented in “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 7 summarizes net income (loss) from our business segments for the years ended December 31, 2022, 2021 and 2020. Additional information about operating segment performance is presented in “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Business Segment Net Income			Table 7
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Retail Banking	$179,640	$186,936	$143,651
Commercial Banking	95,757	119,773	73,991
Treasury and Other	(9,712)	(40,974)	(31,888)
Total	$265,685	$265,735	$185,754

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers, small businesses and certain commercial customers. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans, and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services. Products and services from Retail Banking are delivered to customers through 51 banking locations throughout the State of Hawaii, Guam and Saipan.

Net income for the Retail Banking segment was $179.6 million for the year ended December 31, 2022, a decrease of $7.3 million or 4% as compared to 2021. The decrease in net income for the Retail Banking segment was primarily due to a $45.6 million increase in noninterest expense and a negative Provision of $1.0 million for the year ended December 31, 2022, compared to a negative Provision of $16.3 million for the year ended December 31, 2021. This was partially offset by a $50.6 million increase in net interest income and a $2.4 million increase in noninterest income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and increases in salaries and employee benefits expense, occupancy expense and contracted services and professional fees. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to higher deposit credit rates paid to the Retail Banking segment, partially offset by higher earnings charges on our consumer, residential real estate and commercial loans. The increase in noninterest income was primarily due to increases in trust and investment services income, service charges on deposit accounts and net mortgage servicing rights income, partially offset by a decrease in gains on the sale of residential loans to government-sponsored enterprises. The increase in total assets for the Retail Banking segment was primarily due to an increase in our residential real estate loans portfolio.

Net income for the Retail Banking segment was $186.9 million for the year ended December 31, 2021, an increase of $43.3 million or 30% as compared to 2020. The increase in net income for the Retail Banking segment was primarily due to the Provision. There was a negative Provision of $16.3 million for the year ended December 31, 2021, compared to a Provision of $52.7 million for the year ended December 31, 2020. The increase in net income for the Retail Banking segment also stemmed from a $10.5 million increase in net interest income, partially offset by a $15.0 million increase in noninterest expense, a $14.9 million increase in the provision for income taxes and a $6.4 million decrease in noninterest income. The decrease in the Provision was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The increase in net interest income was primarily due to higher spread on our residential real estate loans. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment, a settlement in connection with a lawsuit against the Company and an increase in equipment expense, partially offset by a decrease in salaries and employee benefits expense, occupancy expense and regulatory assessment and fees. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in noninterest income was primarily due to decreases in gains on the sale of residential loans, trust and investment services income, service charges on deposit accounts and market adjustments for foreign exchange transactions, partially offset by an increase in other service charges and fees. The increase in total assets for the Retail Banking segment was primarily due to an increase in residential real estate loans, partially offset by decreases in indirect automobile loans and other consumer loans.

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

Net income for the Commercial Banking segment was $95.8 million for the year ended December 31, 2022, a decrease of $24.0 million or 20% as compared to 2021. The decrease in net income for the Commercial Banking segment was primarily due to a negative Provision of $1.2 million for the year ended December 31, 2022, compared to a negative Provision of $22.5 million for the year ended December 31, 2021. The decrease in net income for the Commercial Banking segment also stemmed from a $9.0 million increase in noninterest expense and a $5.9 million decrease in net interest income, partially offset by a $7.4 million decrease in the provision for income taxes and a $4.8 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in noninterest expense was primarily due to an increase in card rewards program expense and higher overall expenses that were allocated to the Commercial Banking segment, partially offset by a decrease in salaries and benefits expense. The decrease in net interest income was primarily due to a decrease in loan fees in our commercial and industrial portfolio from PPP loans, partially offset by higher deposit credit rates paid to the Commercial Banking segment. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to an increase in credit and debit card fees, a tax refund received, an increase in service charges on deposit accounts and vendor bonuses received, partially offset by a decrease in other service charges and fees. The increase in total assets for the Commercial Banking segment was primarily due to increases in our commercial real estate, commercial and industrial and lease financing loan portfolios.

Net income for the Commercial Banking segment was $119.8 million for the year ended December 31, 2021, an increase of $45.8 million or 62% as compared to 2020. The increase in net income for the Commercial Banking segment was primarily due to the Provision. There was a negative Provision of $22.5 million for the year ended December 31, 2021, compared to a Provision of $53.9 million for the year ended December 31, 2020. The increase in net income for the Commercial Banking segment also stemmed from a $11.4 million increase in net interest income, partially offset by a $21.0 million increase in noninterest expense, a $15.6 million increase in the provision for income taxes and a $5.4 million decrease in noninterest income. The decrease in the Provision was largely due to improvements in the credit quality of our loan and lease portfolio and lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic. The increase in net interest income was primarily due to an increase in loan fees. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Commercial Banking segment, and increases in salaries and benefits expense, card rewards program expense, supplies expense and estimated PPP loan losses. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in noninterest income was primarily due to decreases in gains on the sale of commercial loans, customer-related interest rate swap fees and volume-based incentives, partially offset by increases in credit and debit card fees and other service charges and fees. The decrease in total assets for the Commercial Banking segment was primarily due to decreases in PPP loans and our dealer flooring portfolio, partially offset by increases in our commercial real estate and our Shared National Credits portfolios.

Treasury and Other.  Our Treasury and Other segment includes our treasury business, which consists of corporate asset and liability management activities, including interest rate risk management. The assets and liabilities (and related interest income and expense) of our treasury business consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short and long-term borrowings and bank-owned properties. Our primary sources of noninterest income are from BOLI, net gains from the sale of investment securities, foreign exchange income related to customer driven cross-border wires for business and personal reasons and management of bank-owned properties in Hawaii and Guam. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury and Other, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide range of support to our other income earning segments. Expenses incurred by these support units are charged to the applicable business segments through an internal cost allocation process.

Net loss for the Treasury and Other segment was $9.7 million for the year ended December 31, 2022, a decrease in net loss of $31.3 million or 76% as compared to 2021. The decrease in net loss was primarily due to a $38.3 million increase in net interest income and a $19.6 million decrease in noninterest expense, partially offset by a $12.6 million decrease in noninterest income, a $3.8 million increase in the Provision and a $10.3 million decrease in the benefit for income taxes. The increase in net interest income was primarily due to higher average balances and yields on our investment securities portfolio, partially offset by an increase in net transfer pricing charges that reside in the Treasury and Other segment. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Treasury and Other segment and prepayment termination fees paid in 2021 that did not occur in 2022. This was partially offset by increases in equipment expense, contracted services and professional fees, salaries and employee benefits expense and advertising and marketing expense. The decrease in noninterest income was primarily due to decreases in BOLI income, gains on the sale of bank properties, market adjustments on mutual funds purchased and service charges on deposit accounts, partially offset by a decrease in net losses recognized in income related to derivative contracts. The increase in the Provision was due to the increase in the reserve for unfunded commitments for the year ended December 31, 2022. The decrease in the benefit for income taxes was primarily due to the decrease in pretax loss. The decrease in total assets for the Treasury and Other segment was primarily due to decreases in our investment securities portfolio and interest-bearing deposits in other banks.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2022 and 2021, cash and cash equivalents were $0.5 billion and $1.3 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $3.2 billion and $4.3 billion as of December 31, 2022, respectively. The carrying value of our available-for-sale investment securities was $8.4 billion as of December 31, 2021. We did not hold any held-to-maturity investment securities as of December 31, 2021. As of December 31, 2022 and 2021, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities. As of December 31, 2022, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.3 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 8.0 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2022, we have borrowing capacity of $2.5 billion from the FHLB and $1.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $20.2 billion and $21.0 billion as of December 31, 2022 and 2021, which represented 93% and 96%, respectively, of our total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances.

Our material cash requirements from our current and long-term contractual obligations as of December 31, 2022 are summarized in the following table:

Contractual Obligations					Table 8
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$2,076,980	$314,662	$83,948	$460	$2,476,050
Noncancelable operating leases	6,198	11,359	9,286	65,249	92,092
Postretirement benefit contributions	1,217	2,758	2,998	7,810	14,783
Purchase obligations	81,307	66,877	54,205	15,371	217,760
Affordable housing commitments	30,758	15,292	267	902	47,219
Total Contractual Obligations	$2,196,460	$410,948	$150,704	$89,792	$2,847,904

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations, including the systems and applications in the Bank’s new core system. Postretirement benefit contributions represent the minimum expected contribution to the postretirement benefit plan. Actual contributions may differ from these estimates.

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2022 and 2021 was $206.2 million and $204.1 million, respectively. The increase in UTB was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $47.2 million and $62.6 million as of December 31, 2022 and 2021, respectively.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2022 and 2021, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.4 billion and $1.7 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2022, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2022, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2022.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2022, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2022, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 9 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of December 31, 2022 and 2021:

Investment Securities		Table 9
	December 31,
(dollars in thousands)	2022	2021
U.S. Treasury and government agency debt securities	$150,982	$192,563
Government-sponsored enterprises debt securities	44,301	—
Mortgage-backed securities:
Residential - Government agency	59,723	137,264
Residential - Government-sponsored enterprises	1,160,455	1,491,100
Commercial - Government agency	237,853	387,663
Commercial - Government-sponsored enterprises	119,573	1,369,443
Commercial - Non-agency	21,471	—
Collateralized mortgage obligations:
Government agency	653,322	2,079,523
Government-sponsored enterprises	462,132	2,621,044
Collateralized loan obligations	241,321	105,247
Debt securities issued by states and political subdivisions	—	44,185
Total available-for-sale securities	$3,151,133	$8,428,032

Government agency debt securities	$54,318	$—
Mortgage-backed securities:
Residential - Government agency	46,302	—
Residential - Government-sponsored enterprises	106,534	—
Commercial - Government agency	30,544	—
Commercial - Government-sponsored enterprises	1,150,449	—
Collateralized mortgage obligations:
Government agency	1,080,492	—
Government-sponsored enterprises	1,798,178	—
Debt securities issued by states and political subdivisions	53,822	—
Total held-to-maturity securities	$4,320,639	$—

Table 10 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of December 31, 2022:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2022
Available-for-sale securities
U.S. Treasury and government agency debt securities	$30.0	0.81%	$60.2	1.83%	$73.1	1.03%	$—	—%	$163.3	1.28%	$151.0
Government-sponsored enterprises debt securities	25.0	3.30	20.0	3.33	—	—	—	—	45.0	3.31	44.3
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	66.8	2.32	—	—	66.8	2.32	59.7
Residential - Government-sponsored enterprises(2)	—	—	762.6	1.86	555.1	1.34	—	—	1,317.7	1.64	1,160.5
Commercial - Government agency(2)	4.7	3.19	243.2	1.87	34.8	1.75	—	—	282.7	1.88	237.8
Commercial - Government-sponsored enterprises(2)	16.9	2.94	113.7	2.64	—	—	—	—	130.6	2.67	119.6
Commercial - Non-agency	—	—	—	—	—	—	22.0	5.81	22.0	5.81	21.5
Collateralized mortgage obligations(2):
Government agency	7.8	1.79	357.9	1.99	372.8	1.80	—	—	738.5	1.89	653.3
Government-sponsored enterprises	2.2	2.03	337.5	1.28	193.4	1.95	—	—	533.1	1.53	462.1
Collateralized loan obligations	—	—	—	—	107.0	6.30	142.9	6.12	249.9	6.19	241.3
Total available-for-sale securities as of December 31, 2022	$86.6	2.19%	$1,895.1	1.85%	$1,403.0	1.96%	$164.9	6.08%	$3,549.6	2.10%	$3,151.1
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$54.3	1.57%	$54.3	1.57%	$48.6
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	46.3	2.13	—	—	46.3	2.13	40.0
Residential - Government-sponsored enterprises	—	—	—	—	54.5	1.62	52.0	1.52	106.5	1.57	93.6
Commercial - Government agency	—	—	6.2	1.60	24.3	1.99	—	—	30.5	1.91	25.3
Commercial - Government-sponsored enterprises	—	—	40.8	0.98	512.0	1.78	597.7	2.24	1,150.5	1.99	1,012.0
Collateralized mortgage obligations(2):
Government agency	—	—	17.7	1.15	932.5	1.38	130.3	1.36	1,080.5	1.38	958.1
Government-sponsored enterprises	—	—	266.4	1.49	1,349.4	1.49	182.4	1.40	1,798.2	1.48	1,591.1
Debt securities issued by state and political subdivisions	—	—	—	—	10.2	2.08	43.6	2.32	53.8	2.27	46.1
Total held-to-maturity securities as of December 31, 2022	$—	—%	$331.1	1.41%	$2,929.2	1.53%	$1,060.3	1.92%	$4,320.6	1.61%	$3,814.8
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $7.5 billion as of December 31, 2022, a decrease of $1.0 billion or 11% compared to December 31, 2021. The lower balances in investment securities were primarily due to maturities and payments during the year ended December 31, 2022, which were used to fund loan growth and offset a decline in deposits. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the year ended December 31, 2022, we reclassified at fair value $4.6 billion in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. As of December 31, 2022, the weighted average life of the transferred securities was approximately 8.2 years. Material changes in prepayment speeds may result in a significant impact to the estimated remaining life of these securities.

As of December 31, 2022, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the consolidated balance sheets, with $4.0 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.9 billion in mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities and non-agency entities, $249.6 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises, $241.3 million in collateralized loan obligations and $53.8 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.1 million and $24.6 million as of December 31, 2022 and 2021, respectively. Gross unrealized losses in our investment securities portfolio were $904.3 million and $157.3 million as of December 31, 2022 and 2021. The increase in unrealized loss and decrease in unrealized gains in our investment securities portfolio was primarily due to higher market interest rates as of December 31, 2022, relative to December 31, 2021, resulting in a lower valuation. Additionally, the increase in unrealized loss and decrease in unrealized gain positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2022 and 2021, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of December 31, 2022, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both December 31, 2022 and 2021, we held $10.1 million in FHLB stock, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of December 31, 2022 and 2021:

Loans and Leases		Table 11
	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$2,217,604	$1,870,657
Paycheck Protection Program loans	18,293	216,442
Total commercial and industrial	2,235,897	2,087,099
Commercial real estate	4,132,309	3,639,623
Construction	844,643	813,969
Residential:
Residential mortgage	4,302,788	4,083,367
Home equity line	1,055,351	876,608
Total residential	5,358,139	4,959,975
Consumer	1,222,934	1,229,939
Lease financing	298,090	231,394
Total loans and leases	$14,092,012	$12,961,999

Total loans and leases were $14.1 billion as of December 31, 2022, an increase of $1.1 billion or 9% from December 31, 2021, with increases in commercial and industrial loans, commercial real estate loans, construction loans, residential real estate loans and lease financing, partially offset by a decrease in PPP loans, which is included in commercial and industrial loans, and a decrease in consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of December 31, 2022, an increase of $148.8 million or 7% from December 31, 2021. This increase was primarily due to increases in our automobile dealer flooring lines and Shared National Credits during the year, partially offset by a decrease in PPP loans.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and the operating cash flow from the business, respectively. Commercial real estate loans were $4.1 billion as of December 31, 2022, an increase of $492.7 million or 14% from December 31, 2021. This increase was primarily due to an increase in U.S. Mainland and Hawaii commercial real estate loans during the year.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $844.6 million as of December 31, 2022, an increase of $30.7 million or 4% from December 31, 2021. The increase was primarily due to an increase in U.S. Mainland and Hawaii construction loan draws during the year.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.4 billion as of December 31, 2022, an increase of $398.2 million or 8% from December 31, 2021. This increase was due to increases in residential mortgages of $219.4 million and home equity lines of $178.8 million during the year.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of December 31, 2022, a decrease of $7.0 million or 1% from December 31, 2021. The decrease in consumer loans was primarily due to decreases in indirect automobile loans and other unsecured consumer loans.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $298.1 million as of December 31, 2022, an increase of $66.7 million or 29% from December 31, 2021. The increase was primarily due to the closing of several large lease transactions during the year.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to Prime and LIBOR, hybrid rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of December 31, 2022:

Loans and Leases by Rate Type										Table 12
	December 31, 2022
	Adjustable Rate							Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	SOFR	BSBY	Other	Total	Rate	Rate	Total
Commercial and industrial	$282,803	$601,241	$—	$494,743	$114,069	$383,674	$1,876,530	$49,289	$310,078	$2,235,897
Commercial real estate	387,993	1,307,910	—	990,509	120,482	834,802	3,641,696	129,027	361,586	4,132,309
Construction	84,284	363,541	16	207,118	25,385	28,776	709,120	6,082	129,441	844,643
Residential:
Residential mortgage	24,907	115,757	36,398	149,718	—	70,316	397,096	376,806	3,528,886	4,302,788
Home equity line	795	—	93	—	—	—	888	797,249	257,214	1,055,351
Total residential	25,702	115,757	36,491	149,718	—	70,316	397,984	1,174,055	3,786,100	5,358,139
Consumer	318,590	—	1,111	—	1,226	1,470	322,397	3,239	897,298	1,222,934
Lease financing	—	—	—	—	—	—	—	—	298,090	298,090
Total loans and leases	$1,099,372	$2,388,449	$37,618	$1,842,088	$261,162	$1,319,038	$6,947,727	$1,361,692	$5,782,593	$14,092,012

% by rate type at December 31, 2022	8%	17%	1%	13%	2%	9%	50%	9%	41%	100%

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of December 31, 2022 and 2021:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$917,232	$1,192,766	$98,601	$27,298	$2,235,897
Commercial real estate	2,306,075	1,435,512	390,722	—	4,132,309
Construction	361,899	475,744	7,000	—	844,643
Residential:
Residential mortgage	4,152,272	452	150,064	—	4,302,788
Home equity line	1,020,538	—	34,813	—	1,055,351
Total residential	5,172,810	452	184,877	—	5,358,139
Consumer	877,550	41,647	300,324	3,413	1,222,934
Lease financing	90,755	193,423	13,912	—	298,090
Total Loans and Leases	$9,726,321	$3,339,544	$995,436	$30,711	$14,092,012
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2021
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,070,206	$871,699	$112,739	$32,455	$2,087,099
Commercial real estate	2,226,487	1,023,018	389,922	196	3,639,623
Construction	340,290	467,331	6,348	—	813,969
Residential:
Residential mortgage	3,949,550	1,054	132,763	—	4,083,367
Home equity line	845,517	—	31,091	—	876,608
Total residential	4,795,067	1,054	163,854	—	4,959,975
Consumer	920,154	17,278	290,839	1,668	1,229,939
Lease financing	68,246	148,950	14,198	—	231,394
Total Loans and Leases	$9,420,450	$2,529,330	$977,900	$34,319	$12,961,999
Percentage of Total Loans and Leases	73%	19%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 15 presents certain contractual loan maturity categories and sensitivities of those loans to changes in interest rates as of December 31, 2022:

Maturities for Loan and Lease Portfolio(1)					Table 15
	December 31, 2022
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$809,437	$1,028,324	$320,518	$77,618	$2,235,897
Commercial real estate	435,458	2,006,620	1,669,738	20,493	4,132,309
Construction	331,464	410,030	87,440	15,709	844,643
Residential:
Residential mortgage	26,433	38,424	468,615	3,769,316	4,302,788
Home equity line	17,103	115,514	179,314	743,420	1,055,351
Total residential	43,536	153,938	647,929	4,512,736	5,358,139
Consumer	128,979	837,295	256,660	—	1,222,934
Lease financing	6,434	141,309	125,487	24,860	298,090
Total Loans and Leases	$1,755,308	$4,577,516	$3,107,772	$4,651,416	$14,092,012

Total of loans and leases with:
Adjustable interest rates	$1,547,547	$3,297,385	$1,803,932	$298,863	$6,947,727
Hybrid interest rates	68,453	169,537	153,138	970,564	1,361,692
Fixed interest rates	139,308	1,110,594	1,150,702	3,381,989	5,782,593
Total Loans and Leases	$1,755,308	$4,577,516	$3,107,772	$4,651,416	$14,092,012
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More as of December 31, 2022 and 2021:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	December 31,
(dollars in thousands)	2022	2021
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,215	$718
Commercial real estate	727	727
Total Commercial Loans	1,942	1,445
Residential Loans:
Residential mortgage	6,166	5,637
Home equity line	3,797	—
Total Residential Loans	9,963	5,637
Total Non-Accrual Loans and Leases	11,905	7,082
Other Real Estate Owned ("OREO")	91	175
Total Non-Performing Assets	$11,996	$7,257

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$291	$740
Residential Loans:
Residential mortgage	58	987
Home equity line	—	3,681
Total Residential Loans	58	4,668
Consumer	2,885	1,800
Total Accruing Loans and Leases Past Due 90 Days or More	$3,234	$7,208

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$25,399	$34,893
Total Loans and Leases	$14,092,012	$12,961,999

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.08%	0.05%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.09%	0.06%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.11%	0.11%

Table 17 presents the activity in NPAs for the years ended December 31, 2022 and 2021:

Non-Performing Assets		Table 17
	Year Ended December 31,
(dollars in thousands)	2022	2021
Balance at beginning of year	$7,257	$9,082
Additions	8,527	6,100
Reductions
Payments	(1,906)	(1,608)
Return to accrual status	(760)	(4,056)
Sales of other real estate owned	(314)	(141)
Transfers to loans held for sale	(288)	(1,840)
Charge-offs/write-downs	(520)	(280)
Total Reductions	(3,788)	(7,925)
Balance at end of year	$11,996	$7,257

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

Total NPAs were $12.0 million as of December 31, 2022, an increase of $4.7 million or 65% from December 31, 2021. The ratio of our NPAs to total loans and leases and OREO was 0.09% as of December 31, 2022, a three basis point increase from December 31, 2021. The increase in total NPAs was due to a $3.8 million increase in home equity lines, a $0.5 million increase in residential mortgage loans and a $0.5 million increase in commercial and industrial loans, partially offset by a $0.1 million decrease in OREO.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2022, residential mortgage non-accrual loans were $6.2 million, an increase of $0.5 million or 9% from December 31, 2021. This increase was due to additions in residential mortgage loans of $3.6 million, offset by $1.8 million in payments, $0.8 million in returns to accrual status, $0.3 million in charge-offs and $0.2 million in transfers to OREO. As of December 31, 2022, our residential mortgage non-accrual loans were comprised of 35 loans with a weighted average current loan-to-value (“LTV”) ratio of 36%.

Commercial and industrial non-accrual loans were $1.2 million as of December 31, 2022, an increase of $0.5 million or 69% from December 31, 2021. This increase was due to additions in commercial and industrial loans totaling $1.0 million, offset by $0.3 million in transfers to loans held for sale and $0.2 million in charge-offs.

Home equity line non-accrual loans were $3.8 million as of December 31, 2022, an increase of $3.8 million from December 31, 2021. This increase was due to the transfer of home equity lines past due 90 days or more to non-accrual loans.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of December 31, 2022 and 2021, OREO was $0.1 million and $0.2 million, respectively, which was comprised of one residential property as of both December 31, 2022 and 2021.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.2 million as of December 31, 2022, a decrease of $4.0 million or 55% as compared to December 31, 2021. This decrease was due to decreases in home equity lines of $3.7 million, residential mortgage loans of $0.9 million and commercial and industrial loans of $0.4 million, offset by an increase in consumer loans of $1.1 million that were past due 90 days or more and still accruing interest as of December 31, 2022.

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

Impaired loans were $37.8 million and $42.2 million as of December 31, 2022 and 2021, respectively. These impaired loans had a related ACL of $5.2 million and $4.2 million as of December 31, 2022 and 2021, respectively. The decrease in impaired loans during 2022 was primarily due to decreases in consumer loans of $5.4 million, commercial real estate loans of $1.3 million and residential mortgage loans of $1.1 million, partially offset by an increase in home equity lines of $3.8 million. The change in the impaired loan balance includes charge-offs and paydowns. For the years ended December 31, 2022 and 2021, we recorded charge-offs of $2.8 million and $1.8 million, respectively, related to our total impaired loans. Our impaired loans are considered in management’s assessment of the overall adequacy of the ACL.

If interest due on the balances of all non-accrual loans as of December 31, 2022 had been accrued under the original terms, approximately $0.5 million in additional interest income would have been recorded in the year ended December 31, 2022 and approximately $0.3 million in additional interest income would have been recorded for 2021. Actual interest income recorded on these loans was $0.4 million for both the years ended December 31, 2022 and 2021.

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

Table 18 presents information on our PPP loans outstanding as of December 31, 2022 and 2021, to borrowers operating in industries we consider to be the most impacted by the COVID-19 pandemic (“high impact industries”) and all other industries:

PPP Loans Outstanding to Borrowers by Industry				Table 18
	December 31, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(dollars in thousands)	of Loans	Cost Basis	of Loans	Cost Basis
PPP Loans Outstanding to Borrowers by Industry
High Impact Industries:
Food service	39	$8,632	207	$61,025
Automobile dealers	—	—	9	7,544
Retail	15	1,893	98	13,961
Hospitality/Hotel	8	1,048	38	31,979
Transportation	4	142	28	3,408
Total PPP Loans Outstanding to Borrowers Operating in High Impact Industries	66	11,715	380	117,917
All other industries (1)	94	6,578	605	98,525
Total PPP Loans Outstanding (2)	160	$18,293	985	$216,442
Total Loans and Leases		$14,092,012		$12,961,999

Ratio of PPP Loans Outstanding to Borrowers Operating in High Impact Industries to Total Loans and Leases		0.1%		0.9%
Ratio of PPP Loans Outstanding to Total Loans and Leases		0.1%		1.7%
(1)	“All other industries” represent borrowers that received PPP loans that did not operate in the five high impact industries listed above. At December 31, 2022, this was primarily comprised of the administrative and support services, real estate, and construction industries. At December 31, 2021, this was primarily comprised of the construction, health care, administrative and support services, and arts and entertainment industries.
(2)	At December 31, 2022, outstanding loan balances are reported net of deferred loan costs and fees of nil and $0.3 million, respectively. At December 31, 2021, outstanding loan balances are reported net of deferred loan costs and fees of $0.2 million and $5.4 million, respectively.

Loans Modified in a Troubled Debt Restructuring

Table 19 presents information on loans whose terms have been modified in a troubled debt restructuring (“TDR”) as of December 31, 2022 and 2021:

Loans Modified in a Troubled Debt Restructuring		Table 19
	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$1,369	$1,956
Commercial real estate	5,820	7,121
Construction	302	689
Total commercial	7,491	9,766
Residential mortgage	9,133	10,828
Consumer	10,279	15,710
Total	$26,903	$36,304

Loans modified in a TDR were $26.9 million as of December 31, 2022, a decrease of $9.4 million from 2021. This decrease was primarily due to decreases in consumer loans of $5.4 million, residential mortgages of $1.7 million, commercial real estate loans of $1.3 million, commercial and industrial loans of $0.6 million and construction loans of $0.4 million. As of December 31, 2022, $25.4 million or 94% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive timely payments. See “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 20 presents an analysis of our ACL for the years ended December 31, 2022 and 2021:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 20
	December 31,
(dollars in thousands)	2022	2021
Balance at Beginning of Year	$187,584	$239,057
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(2,012)	(5,949)
Commercial real estate	(750)	(66)
Total Commercial Loans	(2,762)	(6,015)
Residential Loans:
Residential mortgage	(103)	(632)
Home equity line	(1,175)	(342)
Total Residential Loans	(1,278)	(974)
Consumer	(16,848)	(16,634)
Total Loans and Leases Charged-Off	(20,888)	(23,623)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	897	867
Commercial real estate	14	39
Construction	—	266
Lease financing	60	—
Total Commercial Loans	971	1,172
Residential Loans:
Residential mortgage	418	261
Home equity line	713	117
Total Residential Loans	1,131	378
Consumer	7,545	9,600
Total Recoveries on Loans and Leases Previously Charged-Off	9,647	11,150
Net Loans and Leases Charged-Off	(11,241)	(12,473)
Provision for Credit Losses	1,392	(39,000)
Balance at End of Year	$177,735	$187,584
Components:
Allowance for Credit Losses	$143,900	$157,262
Reserve for Unfunded Commitments	33,835	30,322
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$177,735	$187,584
Average Loans and Leases Outstanding	$13,314,821	$13,034,295
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.08%	0.10%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.02%	1.21%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	12.09x	22.21x

Tables 21 and 22 present the allocation of the ACL by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of December 31, 2022 and 2021:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 21
	December 31, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,564	0.65%	15.87%
Commercial real estate	43,810	1.06	29.31
Construction	5,843	0.69	5.99
Lease financing	1,551	0.52	2.13
Total commercial	65,768	0.88	53.30
Residential mortgage	35,175	0.82	30.53
Home equity line	8,296	0.79	7.49
Total residential	43,471	0.81	38.02
Consumer	34,661	2.83	8.68
Total	$143,900	1.02%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	December 31, 2021
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,080	0.96%	16.10%
Commercial real estate	42,951	1.18	28.08
Construction	9,773	1.20	6.28
Lease financing	1,659	0.72	1.79
Total commercial	74,463	1.10	52.25
Residential mortgage	34,364	0.84	31.50
Home equity line	5,642	0.64	6.76
Total residential	40,006	0.81	38.26
Consumer	42,793	3.48	9.49
Total	$157,262	1.21%	100.00%

Table 23 presents the net charge-offs (recoveries) to average loans and leases by category during the years ended December 31, 2022 and 2021:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category		Table 23
	December 31,
	2022	2021
Commercial and industrial	0.06%	0.20%
Commercial real estate	0.02	—
Construction	—	(0.03)
Lease financing	(0.02)	—
Total commercial	0.03	0.07
Residential mortgage	(0.01)	0.01
Home equity line	0.05	0.03
Total residential	—	0.01
Consumer	0.76	0.55
Total loans and leases	0.08%	0.10%

As of December 31, 2022, the ACL was $143.9 million or 1.02% of total loans and leases outstanding, compared with an ACL of $157.3 million or 1.21% of total loans and leases outstanding as of December 31, 2021. The decrease in the ACL was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality during the year ended December 31, 2022. The ACL continues to incorporate downside risks due to the current macro-economic outlook and geopolitical instability that could impact credit losses.

Net charge-offs of loans and leases were $11.2 million or 0.08% of total average loans and leases for the year ended December 31, 2022 compared to $12.5 million or 0.10% for 2021. Net charge-offs in our commercial lending portfolio were $1.8 million for the year ended December 31, 2022 compared to net charge-offs of $4.8 million for 2021. Net charge-offs in our residential lending portfolio were $0.1 million for the year ended December 31, 2022 compared to net charge-offs of $0.6 million for 2021. Net charge-offs in our consumer lending portfolio were $9.3 million for the year ended December 31, 2022 compared to net charge-offs of $7.0 million for 2021. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of December 31, 2022 and 2021 Furthermore, as of December 31, 2022, while the allocation of our ACL to each of our portfolio segments was lower as compared to December 31, 2021, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy as it is recovering from the pandemic and the impact on local businesses and our customers, inflation and geopolitical instability.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both December 31, 2022 and 2021. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company performed its annual assessment of the criteria included in Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2022. Future events, including the ongoing impacts of the COVID-19 pandemic, volatility in domestic and global markets, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $797.0 million as of December 31, 2022, an increase of $153.7 million or 24% from December 31, 2021. This increase was due to a $166.1 million increase in deferred tax assets, primarily due to the tax effect of unrealized gains and losses in other comprehensive income, and a $44.4 million increase in prepaid expenses. This was partially offset by a $40.0 million decrease in interest rate swap agreements and a $16.9 million decrease in affordable housing and other tax credit investment partnership interests.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 24 presents the composition of our deposits as of December 31, 2022 and December 31, 2021:

Deposits		Table 24
	December 31,
(dollars in thousands)	2022	2021
U.S.:
Demand	$7,978,046	$8,498,187
Savings	5,957,368	6,214,566
Money Market	3,714,244	3,751,054
Time	2,265,163	1,587,678
Foreign(1):
Demand	886,600	895,676
Savings	425,542	398,209
Money Market	251,179	282,016
Time	210,887	188,760
Total Deposits(2)	$21,689,029	$21,816,146
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.9 billion as of December 31, 2022, an increase of $0.8 billion or 70% compared to December 31, 2021.

Total deposits were $21.7 billion as of December 31, 2022, a decrease of $0.1 billion or 1% from December 31, 2021. The decrease in deposit balances stemmed primarily from a $841.5 million decrease in non-public demand deposit balances and a $234.2 million decrease in public savings deposit balances. These decreases were partially offset by a $704.0 million increase in public time deposit balances and a $312.3 million increase in public demand deposit balances.

As of December 31, 2022 and 2021, the Company had $13.3 billion and $14.7 billion, respectively, in uninsured deposits.

Table 25 presents the amount of time deposits that are in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of December 31, 2022:

Uninsured Time Deposits	Table 25
(dollars in thousands)	December 31, 2022
Three months or less	$939,823
Over three through six months	313,742
Over six through twelve months	339,674
Over twelve months	154,804
Total	$1,748,043

Short-term Borrowings

As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023. There were no short-term borrowings as of December 31, 2021.

As of December 31, 2022 and 2021, the available remaining borrowing capacity with the FHLB was $2.5 billion and $1.8 billion, respectively. The FHLB borrowing capacity was secured by residential real estate loan collateral as of December 31, 2022 and 2021.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $93.9 million as of December 31, 2022, a decrease of $25.3 million or 21% from December 31, 2021. The balance as of December 31, 2022 included retirement benefits payable of $102.6 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $8.7 million.

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

As of December 31, 2022, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 26 below. There have been no conditions or events since December 31, 2022 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 26
	December 31,	December 31,
(dollars in thousands)	2022	2021
Stockholders' Equity	$2,269,005	$2,656,912
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(639,254)	(121,693)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,912,767	$1,783,113
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	177,735	182,167
Total Capital	$2,090,502	$1,965,280
Risk-Weighted Assets	$16,182,743	$14,567,961

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.82%	12.24%
Tier 1 Capital Ratio	11.82%	12.24%
Total Capital Ratio	12.92%	13.49%
Tier 1 Leverage Ratio	8.11%	7.24%

Total stockholders’ equity was $2.3 billion as of December 31, 2022, a decrease of $387.9 million or 15% from December 31, 2021. The decrease in stockholders’ equity was primarily due to net unrealized losses in our investment securities portfolio, net of tax, of $531.8 million and dividends declared and paid to the Company’s stockholders of $132.6 million. This was partially offset by earnings for the year ended December 31, 2022 of $265.7 million.

In January 2022, the Company announced a stock repurchase program for up to $75.0 million of its outstanding common stock during 2022. Under this plan, the Company repurchased 397,185 shares at a total cost of approximately $9.5 million during 2022. In January 2023, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2023. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In January 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on March 3, 2023 to shareholders of record at the close of business on February 17, 2023.

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

The following are some of the significant judgments and inherent limitations which affect the estimate of the ACL:

●	The Accuracy of Internal Credit Risk Ratings, Monitoring of Loans Past Due and Delinquency Trends. The ACL related to our commercial portfolio segment is generally most sensitive to the accuracy of internal credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an independent internal team of credit specialists.
●	Data. We have applied considerable judgments about the sufficiency and applicability of our internal data to provide an accurate view of historical loss information. For each of our portfolio segments we have examined between 8 and 12 years of historical data. For many of our residential real estate and consumer loan classes, we have assumed that the historical loss period observed is sufficient to capture a full credit loss cycle and that the credit loss exposures observed over this historical loss period are representative of those for which we will be making estimates of future expected credit losses under CECL. In making this assumption, we have relied on the fact that the historical loss period incorporated the most recent observed recessionary period as well as the subsequent period of sustained recovery and growth.
●	Reasonable and Supportable Forecast Period. For contractual periods which extend beyond the one-year reasonable and supportable forecast period, management elected an immediate reversion to the mean approach. Management will continue to assess whether a one-year reasonable and supportable forecast period is appropriate. Changes to the economic environment and uncertainty with regards to the timing and extent of an economic recovery may result in management decreasing or increasing the current reasonable and supportable forecast period.
●	Economic Adjustments over the Reasonable and Supportable Forecast Period. The Company’s economic forecast framework allows management to use judgment in selecting the economic model input and output.
●	Qualitative Adjustments. For risks not captured in the long-run default rates or in the economic forecast model, the Company applies segment level dollar adjustments. These adjustments are estimated based on the best information available as of the reporting date and may include, as appropriate, overlays to account for economic related conditions not captured in the economic forecast model but expected to potentially impact losses, adjustments for model limitations, regulatory determinants, overlays for natural disasters, and other events such as the COVID-19 pandemic.

●	Identification and Measurement of Individually Assessed Loans, including Loans Modified in a TDR. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified in a TDR. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows. The development of these expectations requires significant management judgment and estimation.

The ACL for loans and leases was $143.9 million as of December 31, 2022, which represented a decrease of $13.4 million, compared to the ACL for loans and leases of $157.3 million as of December 31, 2021. The decrease in the ACL for loans and leases was primarily due to the release of certain qualitative overlays, such as the COVID-19 overlay in the residential portfolio, and continued improvement in credit quality during the year ended December 31, 2022. The reserve for unfunded commitments was $33.8 million as of December 31, 2022, which represented an increase of $3.5 million, compared to the reserve for unfunded commitments of $30.3 million as of December 31, 2021. The ACL for loans and leases and the reserve for unfunded commitments continue to incorporate downside risks due to the current macro-economic outlook and geopolitical instability that could impact credit losses.

To illustrate the sensitivity of the Company’s ACL model to credit quality, we downgraded the internal credit risk ratings on commercial loans by one grade and reduced FICO scores on retail loans by ten points. Downgrading 1% of our commercial portfolio would increase the ACL at December 31, 2022 by approximately $1.4 million, and reducing FICO scores on the entire retail portfolio would increase the ACL at December 31, 2022 by approximately $4.0 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in internal credit risk ratings and FICO scores may have on the ACL estimate, with all other inputs remaining constant.

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

The Company performed its annual quantitative impairment test in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2022.

Estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Changes in these factors, as well as downturns in economic or business conditions, including the ongoing impacts of the COVID-19 pandemic, volatility in domestic and global markets, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could have a significant adverse impact on the fair value of our reporting units in relation to their carrying amounts and could necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Because there was no impairment for the current year ended December 31, 2022, our goodwill balance remained unchanged at December 31, 2022, compared to December 31, 2021.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2022 and 2021, $3.2 billion or 13% and $8.5 billion or 34%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2022 and 2021, $50.1 million or less than 1% and $6.8 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2022 and 2021, $49.3 million and $1.2 million, respectively, was classified in Level 2 of the fair value hierarchy and $0.9 million and $5.5 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2022 and 2021, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service:

(1)	Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. During the year ended December 31, 2022, there were no transfers of securities within the fair value hierarchy.

(2)	On a monthly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid ask spread in the brokered markets. As of December 31, 2022, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets.

(3)	Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The projected benefit obligation for pension benefits was $155.6 million as of December 31, 2022, which represented a decrease of $48.8 million, compared to the projected benefit obligation for pension benefits of $204.4 million as of December 31, 2021. The accumulated postretirement benefit obligation for other benefits was $16.4 million as of December 31, 2022, which represented a decrease of $5.0 million, compared to the accumulated postretirement benefit obligation for other benefits of $21.4 million as of December 31, 2021.

To illustrate a hypothetical sensitivity analysis, if the discount rate assumption decreased by 100 basis points, the projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for other benefits at December 31, 2022 would increase by approximately $12.1 million and $1.4 million, respectively.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2022 and 2021, our liabilities for UTBs were $206.2 million and $204.1 million, respectively. See “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2022, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $375,000 as of December 31, 2022. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of December 31, 2022 and 2021, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 27 presents, for the twelve months subsequent to December 31, 2022 and 2021, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2022 and 2021 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 27
	Static Forecast	Static Forecast
	December 31, 2022	December 31, 2021
Gradual Change in Interest Rates (basis points)
+100	3.2%	6.1%
+50	1.6	3.1
(50)	(1.7)	(1.4)
(100)	(3.4)	(2.4)

Immediate Change in Interest Rates (basis points)
+100	5.8%	11.8%
+50	2.9	6.0
(50)	(3.1)	(2.9)
(100)	(6.3)	(5.7)

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

Under the static balance sheet forecast as of December 31, 2022, our net interest income sensitivity profile is lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2021. The sensitivity outcomes described above are primarily due to the impact of holding a smaller federal funds position as of December 31, 2022 as compared with December 31, 2021. A smaller federal funds position has the effect of dampening the impact of higher interest rate scenarios.

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

In addition, our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023.  The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. As such, effective December 31, 2021, we have ceased the use of U.S. Dollar LIBOR as a reference rate on all new contracts. Although the full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known, we have established a working group, consisting of key stakeholders from throughout the Company, to spearhead the continued transition from LIBOR to alternative reference rates. In the United States, LIBOR-priced transactions and products will transfer to the SOFR, Prime Rate or other similar indices (collectively, “Alternative Rates”). There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

Our LIBOR transition plan is organized around key work streams, including work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have already implemented certain Prime Rate, SOFR and BSBY conventions as we transition our products and transaction agreements to reference rates other than LIBOR. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 12 in the section titled “Loans and Leases” in this MD&A.

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

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL)—Refer to Note 5 to the consolidated financial statements.

Critical Audit Matter Description

The Company’s ACL methodology considers many factors, including, but not limited to, historical loss experience and estimated defaults based on portfolio trends, delinquencies, and future economic conditions that will impact the amount of such future losses. Management’s expectation of future economic conditions is reflected in management’s selected economic forecast, which is derived from a model that utilizes an unemployment rate forecast as the input. Management also incorporates qualitative overlays to the quantitative model to capture the impact of events that are not easily captured in the model.

Determining the appropriate economic forecast and level of qualitative overlays is inherently subjective and relies on significant judgment. Given the magnitude of the impact of the economic forecast and qualitative overlays and significant amount of judgment required by management in developing these estimates, performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment, an increased extent of audit effort, and the need to involve more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the economic forecast adjustment and qualitative overlays included the following procedures, among others:

●	We tested the effectiveness of controls over the ACL, including management’s controls over the respective economic forecast and qualitative overlays selected.
●	We evaluated the reasonableness and conceptual soundness of the ACL modeling framework, including the selection of the economic forecast and the use of qualitative overlays.
●	We tested the mathematical accuracy of the calculation of the qualitative component of the ACL, as well as the accuracy and completeness of data used as inputs to the determination of the qualitative overlays.
●	We evaluated the reasonableness of the economic forecast selection, including assessing the basis for the selection and the reasonable and supportable forecast period, as well as the accuracy and completeness of data used as inputs to the determination of the economic forecast selection.
●	We evaluated the qualitative overlays to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
●	We evaluated the magnitude and proportion of the overall allowance, including the directional consistency and magnitude of the qualitative overlays as compared to the prior year and prior quarters, as well as the absolute value of the ACL attributable to the qualitative overlays.
●	In order to identify potential bias in the determination of the ACL, we performed analytical analysis, including retrospective review, various coverage and ratio analysis, and peer institution analysis, to evaluate the relevance of the underlying drivers used to determine qualitative overlays and the economic forecast selection to credit losses in the loan portfolios.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 24, 2023

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Interest income
Loans and lease financing	$509,820	$444,488	$496,523
Available-for-sale investment securities	87,108	101,410	81,808
Held-to-maturity investment securities	55,376	—	—
Other	10,916	3,413	4,428
Total interest income	663,220	549,311	582,759
Interest expense
Deposits	49,201	13,853	35,471
Short-term and long-term borrowings	470	4,899	11,554
Total interest expense	49,671	18,752	47,025
Net interest income	613,549	530,559	535,734
Provision for credit losses	1,392	(39,000)	121,718
Net interest income after provision for credit losses	612,157	569,559	414,016
Noninterest income
Service charges on deposit accounts	28,809	27,510	28,169
Credit and debit card fees	66,028	63,580	55,451
Other service charges and fees	37,036	38,578	33,876
Trust and investment services income	36,465	34,719	35,652
Bank-owned life insurance	1,248	13,185	15,754
Investment securities gains, net	—	102	(114)
Other	9,939	7,242	28,592
Total noninterest income	179,525	184,916	197,380
Noninterest expense
Salaries and employee benefits	199,129	182,384	174,221
Contracted services and professional fees	70,027	63,349	60,546
Occupancy	31,034	29,348	28,821
Equipment	34,506	24,719	20,277
Regulatory assessment and fees	9,603	8,245	8,659
Advertising and marketing	7,996	6,108	5,695
Card rewards program	30,990	25,244	22,114
Other	57,186	66,082	47,339
Total noninterest expense	440,471	405,479	367,672
Income before provision for income taxes	351,211	348,996	243,724
Provision for income taxes	85,526	83,261	57,970
Net income	$265,685	$265,735	$185,754
Basic earnings per share	$2.08	$2.06	$1.43
Diluted earnings per share	$2.08	$2.05	$1.43
Basic weighted-average outstanding shares	127,489,889	128,963,131	129,890,225
Diluted weighted-average outstanding shares	127,981,699	129,537,922	130,220,077

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$265,685	$265,735	$185,754
Other comprehensive (loss) income, net of tax:
Net change in pensions and other benefits	18,959	7,347	(3,655)
Net change in investment securities	(531,818)	(160,644)	67,008
Net change in cash flow derivative hedges	(4,702)	—	—
Other comprehensive (loss) income	(517,561)	(153,297)	63,353
Total comprehensive (loss) income	$(251,876)	$112,438	$249,107

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2022	2021
Assets
Cash and due from banks	$297,502	$246,716
Interest-bearing deposits in other banks	229,122	1,011,753
Investment securities:
Available-for-sale, at fair value (amortized cost: $3,549,599 as of December 31, 2022 and $8,560,733 as of December 31, 2021)	3,151,133	8,428,032
Held-to-maturity, at amortized cost (fair value: $3,814,822 as of December 31, 2022 and nil as of December 31, 2021)	4,320,639	—
Loans held for sale	—	538
Loans and leases	14,092,012	12,961,999
Less: allowance for credit losses	143,900	157,262
Net loans and leases	13,948,112	12,804,737

Premises and equipment, net	280,355	318,448
Other real estate owned and repossessed personal property	91	175
Accrued interest receivable	78,194	63,158
Bank-owned life insurance	473,067	471,819
Goodwill	995,492	995,492
Mortgage servicing rights	6,562	8,302
Other assets	796,954	643,240
Total assets	$24,577,223	$24,992,410
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,824,383	$12,422,283
Noninterest-bearing	8,864,646	9,393,863
Total deposits	21,689,029	21,816,146
Short-term borrowings	75,000	—
Retirement benefits payable	102,577	134,491
Other liabilities	441,612	384,861
Total liabilities	22,308,218	22,335,498

Commitments and contingent liabilities (Note 17)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 140,963,918 / 127,363,327 as of December 31, 2022; issued/outstanding: 140,581,715 / 127,502,472 as of December 31, 2021)	1,410	1,406
Additional paid-in capital	2,538,336	2,527,663
Retained earnings	736,544	604,534
Accumulated other comprehensive loss, net	(639,254)	(121,693)
Treasury stock (13,600,591 shares as of December 31, 2022 and 13,079,243 shares as of December 31, 2021)	(368,031)	(354,998)
Total stockholders' equity	2,269,005	2,656,912
Total liabilities and stockholders' equity	$24,577,223	$24,992,410

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2019	129,928,479	$1,399	$2,503,677	$437,072	$(31,749)	$(270,141)	$2,640,258
Cumulative-effect adjustment of a change in accounting principle, net of tax: ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	—	—	—	(12,517)	—	—	(12,517)
Net income	—	—	—	185,754	—	—	185,754
Cash dividends declared ($1.04 per share)	—	—	—	(135,099)	—	—	(135,099)
Common stock issued under Employee Stock Purchase Plan	19,069	—	312	—	—	—	312
Equity-based awards	182,483	3	10,025	(1,236)	—	(1,749)	7,043
Common stock repurchased	(217,759)	—	—	—	—	(5,000)	(5,000)
Other comprehensive income, net of tax	—	—	—	—	63,353	—	63,353
Balance as of December 31, 2020	129,912,272	1,402	2,514,014	473,974	31,604	(276,890)	2,744,104
Net income	—	—	—	265,735	—	—	265,735
Cash dividends declared ($1.04 per share)	—	—	—	(134,133)	—	—	(134,133)
Common stock issued under Employee Stock Purchase Plan	21,070	—	547	—	—	—	547
Equity-based awards	248,662	4	13,102	(1,042)	—	(3,108)	8,956
Common stock repurchased	(2,679,532)	—	—	—	—	(75,000)	(75,000)
Other comprehensive loss, net of tax	—	—	—	—	(153,297)	—	(153,297)
Balance as of December 31, 2021	127,502,472	1,406	2,527,663	604,534	(121,693)	(354,998)	2,656,912
Net income	—	—	—	265,685	—	—	265,685
Cash dividends declared ($1.04 per share)	—	—	—	(132,588)	—	—	(132,588)
Common stock issued under Employee Stock Purchase Plan	16,680	—	379	—	—	—	379
Equity-based awards	241,360	4	10,294	(1,087)	—	(3,555)	5,656
Common stock repurchased	(397,185)	—	—	—	—	(9,478)	(9,478)
Other comprehensive loss, net of tax	—	—	—	—	(517,561)	—	(517,561)
Balance as of December 31, 2022	127,363,327	$1,410	$2,538,336	$736,544	$(639,254)	$(368,031)	$2,269,005

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$265,685	$265,735	$185,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,392	(39,000)	121,718
Depreciation, amortization and accretion, net	56,747	51,844	63,071
Deferred income tax provision (benefits)	22,138	14,120	(19,396)
Stock-based compensation	10,298	13,106	10,028
Other losses (gains)	2,658	(1,437)	(4)
Originations of loans held for sale	(15,694)	(87,336)	(327,076)
Proceeds from sales of loans held for sale	15,234	100,499	326,785
Net losses (gains) on sales of loans originated for investment and held for sale	164	(2,706)	(18,995)
Net (gains) losses on investment securities	—	(102)	114
Change in assets and liabilities:
Net decrease (increase) in other assets	18,469	(8,211)	(17,880)
Net increase (decrease) in other liabilities	53,523	110,613	(114,613)
Net cash provided by operating activities	430,614	417,125	209,506
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	873,747	1,814,514	1,474,587
Proceeds from calls and sales	1,080	11,115	644,983
Purchases	(938,268)	(4,428,656)	(4,045,871)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	350,593	—	—
Proceeds from calls	585	—	—
Purchases	(79,470)	—	—
Other investments:
Proceeds from sales	7,967	28,483	34,822
Purchases	(31,087)	(80,464)	(77,927)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(914,318)	594,642	(217,530)
Proceeds from sales of loans originated for investment	288	2,200	153,647
Purchases of loans	(235,884)	(309,760)	(41,146)
Proceeds from bank-owned life insurance	—	7,903	3,089
Purchases of premises, equipment and software	(13,295)	(20,458)	(33,390)
Proceeds from sales of premises and equipment	17,304	4,021	—
Proceeds from sales of other real estate owned	337	141	787
Other	(4,679)	—	186
Net cash used in investing activities	(965,100)	(2,376,319)	(2,103,763)
Cash flows from financing activities
Net (decrease) increase in deposits	(127,117)	2,588,423	2,782,729
Proceeds (repayments) of short-term borrowings	75,000	—	(400,000)
Repayment of long-term borrowings	—	(200,010)	(9)
Dividends paid	(132,588)	(134,133)	(135,099)
Stock tendered for payment of withholding taxes	(3,555)	(3,108)	(1,749)
Proceeds from employee stock purchase plan	379	547	312
Common stock repurchased	(9,478)	(75,000)	(5,000)
Net cash (used in) provided by financing activities	(197,359)	2,176,719	2,241,184
Net (decrease) increase in cash and cash equivalents	(731,845)	217,525	346,927
Cash and cash equivalents at beginning of year	1,258,469	1,040,944	694,017
Cash and cash equivalents at end of year	$526,624	$1,258,469	$1,040,944

Supplemental disclosures
Interest paid	$44,325	$23,001	$52,865
Income taxes paid, net of income tax refunds	24,692	55,354	53,272
Noncash investing and financing activities:
Transfers from loans and leases and other assets to other real estate owned	226	316	437
Operating lease right-of-use assets obtained in exchange for new lease obligations	4,676	31,792	3,796
Transfers (to) from loans and leases (from) to loans held for sale	(546)	1,616	145,036
Obligation to fund low-income housing partnerships	7,569	35,721	13,767
Transfers of securities from available-for-sale to held-to-maturity	4,550,748	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2022, FHB was the largest bank in Hawaii in terms of total assets, loans and leases, deposits, and net income. FHB has 51 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company’s investments in these partnership interests are included in other assets in the consolidated balance sheets. Unfunded commitments to fund these investments were $47.2 million and $62.6 million as of December 31, 2022 and 2021, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Investment Securities

As of December 31, 2022 and December 31, 2021, investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis.

As of December 31, 2022, the Company’s investment securities were categorized as either available-for-sale (investment securities that may be sold before maturity at the discretion of management) or held-to-maturity (investment securities that management has the positive intent and ability to hold to maturity). As of December 31, 2021, all of the Company’s investment securities were categorized as available-for-sale. Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of available-for-sale investment securities are determined using the specific identification method. Held-to-maturity investment securities are reported at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale or held-to-maturity investment security is confirmed or when either of the criteria regarding intent or requirement to sell an available-for-sale investment security is met. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. As of December 31, 2022, the Company’s available-for-sale and held-to-maturity investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Under 4% of the investment securities were comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2022. Similarly, for the same reasons noted above, the Company did not record an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021.

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

On at least a quarterly basis, management convenes the Bank’s forecasting team which is responsible for reviewing the economic forecast model inputs and outputs and approving the resulting economic adjustment. The model uses a one-variable econometric model to produce factors that modify the long-run default rate assumptions used in the CECL model. These factors are applied to calculate the economic adjustment over the Reasonable and Supportable Forecast Period.  At the meeting, management is presented with the economic forecast model input and output as well as the resulting economic adjustment. Depending on the current economic conditions, a range of inputs and outputs may be presented, in which case, using judgment, management will select an input and output.

The economic forecast framework also allows management to use judgment in selecting the economic model input in cases where management’s outlook diverges from the official forecasts, and to apply qualitative dollar overlays to account for other economic related conditions not captured in the economic forecast model but are expected to potentially impact losses.

The team also reviews other relevant economic variables and economic factors at the time of the meeting that could potentially impact future losses. These materials are presented to the economic forecasting team as they are economic in nature. If determined to be relevant and needing to be considered in the ACL estimate, these risks will be included in the ACL estimate through a qualitative dollar overlay that is determined using either quantitative analysis or qualitative judgment, or a mix of both. These other factors could include inflation indicators, personal income, or visitor arrivals, for example.

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

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new carrying value. The Company charges losses arising upon the acquisition of the property against the ACL. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the ACL if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Any write-downs or losses from the subsequent disposition of such properties are included in other noninterest income. Gains recognized on the sale of such properties are included in other noninterest income.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2022, 2021 and 2020.

Internal-Use Software

Capitalized internal-use software, stated at cost less accumulated amortization, includes purchased software and capitalizable application development costs associated with internally developed software. Capitalized internal-use software is included as a component of other assets, net of accumulated amortization, on the consolidated balance sheets. Amortization expense is computed on a straight-line method over the estimated useful life of the software, generally up to five years.

The Company also enters in the ordinary course of business into technology-related hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized on a straight-line basis over the term of the hosting arrangement. Capitalized implementation costs associated with hosting arrangements that are service contracts are included as a component of other assets, net of accumulated amortization, on the consolidated balance sheets.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2022, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $8.0 million, $6.1 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 (previously released under ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope) provides relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition.

Under ASU No. 2020-04, if certain criteria are met, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform (e.g., an entity that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination), and entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform. As permitted by ASU No. 2020-04, and now ASU No. 2022-06, for all contract modifications that meet the stated criteria, the Company has elected the optional expedients to not apply certain modification accounting requirements to contracts affected by reference rate reform, and for all hedging relationships that meet the stated criteria, the Company has elected the optional expedients to continue applying hedge accounting for hedging relationships affected by reference rate reform, and will continue to do so until December 31, 2024.

Further, under ASU No. 2021-01, the scope of Topic 848 is expanded to also include certain derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. If certain criteria are met, similar to the relief described in ASU No. 2020-04, entities can elect to not apply certain contract modification accounting requirements to derivative instruments that are affected by the discounting transition. As permitted by ASU No. 2021-01, and now ASU No. 2022-06, for all contract modifications to derivative instruments that meet the stated criteria, the Company has elected the optional expedients to not apply certain modification accounting requirements to contracts affected by reference rate reform, and will continue to do so until December 31, 2024.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method. This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. Under current hedge accounting guidance, the “last-of-layer” method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. The hedged item represents a single layer within that closed portfolio. This update expands the scope of this guidance to allow entities to apply the “portfolio layer” method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The current model is expanded to 1) explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items and 2) also allow entities the flexibility to use any type of derivative (or combination of derivatives) by applying the multiple-layer model that aligns with its risk management strategy. Although no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge, at any time after the initial hedge designation, new hedging relationships associated with the portfolio may be designated and existing hedging relationships associated with the portfolio may be dedesignated to align with an entity’s evolving strategy for managing interest rate risk on a timely basis. Under the portfolio layer method, the basis of the portfolio assets is generally adjusted at the portfolio level rather than being allocated to individual assets within the portfolio, except when the allocation of basis adjustments is required by other areas of GAAP. The intent of this update is consistent with the FASB’s efforts to better align an entity’s financial reporting with the results of its risk management strategy and to further simplify the hedge accounting model. The Company adopted the provisions of ASU No. 2022-01 on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This update eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in Subtopic 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the provisions of ASU No. 2022-02 on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements.

Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. The enactment of the IRA did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of year	$86,035	$91,226	$85,280
New loans made	10,776	2,659	18,133
Repayments	(39,564)	(7,850)	(12,187)
Balance at end of year	$57,247	$86,035	$91,226

There were no noninterest expense and noninterest income to and from affiliates during the years ended December 31, 2022, 2021 and 2020. Additionally, the Company had no other liabilities with affiliates and no off-balance sheet commitments with affiliates to purchase and sell foreign currencies as of December 31, 2022 and 2021.

3. Investment Securities

As of December 31, 2022 and 2021, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. As of December 31, 2021, all of the Company’s investment securities were classified as available-for-sale. Amortized cost and fair value of securities as of December 31, 2022 and 2021 were as follows:

	2022				2021
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$163,309	$—	$(12,327)	$150,982	$196,662	$125	$(4,224)	$192,563
Government-sponsored enterprises debt securities	45,000	—	(699)	44,301	—	—	—	—
Mortgage-backed securities:
Residential - Government agency	66,792	—	(7,069)	59,723	135,764	1,791	(291)	137,264
Residential - Government-sponsored enterprises	1,317,718	—	(157,263)	1,160,455	1,496,605	6,914	(12,419)	1,491,100
Commercial - Government agency	282,700	—	(44,847)	237,853	392,443	1,741	(6,521)	387,663
Commercial - Government-sponsored enterprises	130,612	—	(11,039)	119,573	1,415,511	2,646	(48,714)	1,369,443
Commercial - Non-agency	21,964	—	(493)	21,471	—	—	—	—
Collateralized mortgage obligations:
Government agency	738,524	—	(85,202)	653,322	2,103,187	7,768	(31,432)	2,079,523
Government-sponsored enterprises	533,103	—	(70,971)	462,132	2,671,131	3,608	(53,695)	2,621,044
Collateralized loan obligations	249,877	50	(8,606)	241,321	105,245	2	—	105,247
Debt securities issued by states and political subdivisions	—	—	—	—	44,185	—	—	44,185
Total available-for-sale securities	$3,549,599	$50	$(398,516)	$3,151,133	$8,560,733	$24,595	$(157,296)	$8,428,032

Government agency debt securities	$54,318	$—	$(5,674)	$48,644	$—	$—	$—	$—
Mortgage-backed securities:
Residential - Government agency	46,302	—	(6,294)	40,008	—	—	—	—
Residential - Government-sponsored enterprises	106,534	—	(12,978)	93,556	—	—	—	—
Commercial - Government agency	30,544	—	(5,229)	25,315	—	—	—	—
Commercial - Government-sponsored enterprises	1,150,449	—	(138,451)	1,011,998	—	—	—	—
Collateralized mortgage obligations:
Government agency	1,080,492	—	(122,378)	958,114	—	—	—	—
Government-sponsored enterprises	1,798,178	—	(207,045)	1,591,133	—	—	—	—
Debt securities issued by states and political subdivisions	53,822	—	(7,768)	46,054	—	—	—	—
Total held-to-maturity securities	$4,320,639	$—	$(505,817)	$3,814,822	$—	$—	$—	$—

During the year ended December 31, 2022, the Company reclassified at fair value approximately $4.6 billion in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. As of December 31, 2022, the weighted average life of the transferred securities was approximately 8.2 years. Material changes in prepayment speeds may result in a significant impact to the estimated remaining life of these securities.

Accrued interest receivable related to available-for-sale investment securities was $8.9 million and $14.1 million as of December 31, 2022 and 2021, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.5 million and nil as of December 31, 2022 and 2021, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s consolidated balance sheets.

Proceeds from calls and sales of investment securities were $1.7 million and nil, respectively, for the year ended December 31, 2022. Proceeds from calls and sales of investment securities were $8.6 million and $2.5 million, respectively, for the year ended December 31, 2021. Proceeds from calls and sales of investment securities were $102.0 million and $543.0 million, respectively, for the year ended December 31, 2020. The Company recorded gross realized gains of nil and gross realized losses of nil for the year ended December 31, 2022. The Company recorded gross realized gains of $0.1 million and gross realized losses of nil for the year ended December 31, 2021. The Company recorded gross realized gains of $0.6 million and gross realized losses of $0.7 million for the year ended December 31, 2020. The income tax expense related to the Company’s net realized gains on the sale of investment securities was nil for both the years ended December 31, 2022 and 2021. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil for the year ended December 31, 2020. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $128.7 million, $93.3 million and $80.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income from non-taxable investment securities was $13.8 million, $8.1 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of December 31, 2022, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2022
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$55,021	$54,644
Due after one year through five years	80,163	76,492
Due after five years through ten years	180,105	170,568
Due after ten years	164,861	156,371
	480,150	458,075

Mortgage-backed securities:
Residential - Government agency	66,792	59,723
Residential - Government-sponsored enterprises	1,317,718	1,160,455
Commercial - Government agency	282,700	237,853
Commercial - Government-sponsored enterprises	130,612	119,573
Total mortgage-backed securities	1,797,822	1,577,604
Collateralized mortgage obligations:
Government agency	738,524	653,322
Government-sponsored enterprises	533,103	462,132
Total collateralized mortgage obligations	1,271,627	1,115,454
Total available-for-sale securities	$3,549,599	$3,151,133

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	10,208	8,932
Due after ten years	97,932	85,766
	108,140	94,698

Mortgage-backed securities:
Residential - Government agency	46,302	40,008
Residential - Government-sponsored enterprises	106,534	93,556
Commercial - Government agency	30,544	25,315
Commercial - Government-sponsored enterprises	1,150,449	1,011,998
Total mortgage-backed securities	1,333,829	1,170,877
Collateralized mortgage obligations:
Government agency	1,080,492	958,114
Government-sponsored enterprises	1,798,178	1,591,133
Total collateralized mortgage obligations	2,878,670	2,549,247
Total held-to-maturity securities	$4,320,639	$3,814,822

At December 31, 2022, pledged securities totaled $3.2 billion, of which $3.0 billion was pledged to secure public deposits and $207.8 million was pledged to secure other financial transactions. At December 31, 2021, pledged securities totaled $2.1 billion, of which $1.9 billion was pledged to secure public deposits and $193.2 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2022 and 2021.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 275 and 318 individual securities in each category have been in a continuous loss position as of December 31, 2022 and 2021, respectively. The unrealized losses on investment securities were attributable to market conditions.

	Time in Continuous Loss as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,962)	$83,870	$(9,365)	$67,112	$(12,327)	$150,982
Government-sponsored enterprises debt securities	(699)	44,301	—	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	(7,069)	59,723	—	—	(7,069)	59,723
Residential - Government-sponsored enterprises	(73,954)	645,338	(83,309)	515,117	(157,263)	1,160,455
Commercial - Government agency	(15,852)	108,842	(28,995)	129,011	(44,847)	237,853
Commercial - Government-sponsored enterprises	(7,348)	94,657	(3,691)	24,916	(11,039)	119,573
Commercial - Non-agency	(493)	21,471	—	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	(74,797)	596,907	(10,405)	56,415	(85,202)	653,322
Government-sponsored enterprises	(21,916)	198,108	(49,055)	264,024	(70,971)	462,132
Collateralized loan obligations	(8,606)	170,042	—	—	(8,606)	170,042
Total available-for-sale securities with unrealized losses	$(213,696)	$2,023,259	$(184,820)	$1,056,595	$(398,516)	$3,079,854

	Time in Continuous Loss as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(3,355)	$134,468	$(869)	$16,642	$(4,224)	$151,110
Mortgage-backed securities:
Residential - Government agency	(291)	51,231	—	—	(291)	51,231
Residential - Government-sponsored enterprises	(10,876)	1,230,104	(1,543)	32,415	(12,419)	1,262,519
Commercial - Government agency	(5,239)	186,024	(1,282)	26,063	(6,521)	212,087
Commercial - Government-sponsored enterprises	(22,179)	744,819	(26,535)	397,123	(48,714)	1,141,942
Collateralized mortgage obligations:
Government agency	(31,432)	1,441,848	—	—	(31,432)	1,441,848
Government-sponsored enterprises	(52,551)	2,255,535	(1,144)	24,959	(53,695)	2,280,494
Total available-for-sale securities with unrealized losses	$(125,923)	$6,044,029	$(31,373)	$497,202	$(157,296)	$6,541,231

At December 31, 2022 and 2021, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of December 31, 2022 and 2021, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of December 31, 2022 and 2021, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2022. Similarly, for the same reasons noted above, the Company did not record an allowance for credit losses for its available-for-sale debt securities as of December 31, 2021.

The Company held approximately 120,000 Visa Class B restricted shares as of both December 31, 2022 and 2021. These shares continued to be carried at $0 cost basis during each of the respective periods.

4. Loans and Leases

As of December 31, 2022 and 2021, loans and leases were comprised of the following:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$2,235,897	$2,087,099
Commercial real estate	4,132,309	3,639,623
Construction	844,643	813,969
Residential:
Residential mortgage	4,302,788	4,083,367
Home equity line	1,055,351	876,608
Total residential	5,358,139	4,959,975
Consumer	1,222,934	1,229,939
Lease financing	298,090	231,394
Total loans and leases	$14,092,012	$12,961,999

Outstanding loan balances are reported net of deferred loan costs and fees of $56.1 million and $42.2 million at December 31, 2022 and 2021, respectively.

Accrued interest receivable related to loans and leases was $61.6 million and $49.0 million as of December 31, 2022 and 2021, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheets.

As of December 31, 2022, residential real estate loans totaling $3.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2021, residential real estate loans totaling $2.4 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2.8 million and $4.7 million at December 31, 2022 and 2021, respectively.

Net losses related to the sales of loans, recorded as a component of other noninterest income, were nil for the year ended December 31, 2022. Net gains related to the sales of loans, recorded as a component of other noninterest income, were $1.3 million and $14.5 million for the years ended December 31, 2021 and 2020, respectively.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(2,012)	(750)	—	—	(103)	(1,175)	(16,848)	(20,888)
Recoveries	897	14	—	60	418	713	7,545	9,647
Provision	(4,401)	1,595	(3,930)	(168)	496	3,116	1,171	(2,121)
Balance at end of year	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900

	Year Ended December 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(5,949)	(66)	—	—	(632)	(342)	(16,634)	(23,623)
Recoveries	867	39	266	—	261	117	9,600	11,150
Provision	451	(15,145)	(532)	(1,639)	(5,726)	(1,296)	(14,832)	(38,719)
Balance at end of year	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262

	Year Ended December 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$28,975	$22,325	$4,844	$424	$29,303	$9,876	$34,644	$139	$130,530
Adoption of ASU No. 2016-13	(16,105)	10,559	(1,803)	207	(2,793)	(4,731)	15,575	(139)	770
Charge-offs	(15,572)	(2,753)	(379)	—	(14)	(54)	(28,791)	—	(47,563)
Recoveries	5,005	615	200	—	216	167	10,499	—	16,702
Provision	22,408	27,377	7,177	2,667	13,749	1,905	32,732	—	108,015
Balance at end of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$—	$208,454

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(804)	(110)	(1,493)	—	15	5,937	(32)	3,513
Balance at end of year	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835

	Year Ended December 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Provision	(3,104)	786	(74)	—	13	2,094	4	(281)
Balance at end of year	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322

	Year Ended December 31, 2020
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$—	$—	$—	$—	$—	$—	$600	$600
Adoption of ASU No. 2016-13	5,390	778	4,119	—	7	6,587	(581)	16,300
Provision	6,329	550	4,918	—	(5)	1,865	46	13,703
Balance at end of year	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2022 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$359,881	$422,567	$54,656	$170,222	$51,476	$137,257	$894,384	$15,715	$2,106,158
Special Mention	2,059	240	1,371	2,643	184	1,431	22,897	378	31,203
Substandard	625	289	1,117	1,092	668	885	14,733	65	19,474
Other (1)	17,679	7,721	4,329	3,965	1,881	1,167	42,320	—	79,062
Total Commercial and Industrial	380,244	430,817	61,473	177,922	54,209	140,740	974,334	16,158	2,235,897

Commercial Real Estate
Risk rating:
Pass	889,583	695,882	319,838	565,587	395,474	1,173,163	48,081	—	4,087,608
Special Mention	170	—	555	14,878	512	11,398	675	—	28,188
Substandard	—	—	173	—	1,704	14,485	—	—	16,362
Other (1)	—	—	—	—	—	151	—	—	151
Total Commercial Real Estate	889,753	695,882	320,566	580,465	397,690	1,199,197	48,756	—	4,132,309

Construction
Risk rating:
Pass	124,464	261,536	96,423	97,000	88,973	84,704	25,957	—	779,057
Special Mention	—	—	—	221	—	—	—	—	221
Substandard	—	—	—	—	21	490	—	—	511
Other (1)	29,694	21,339	4,686	2,201	3,784	2,196	954	—	64,854
Total Construction	154,158	282,875	101,109	99,422	92,778	87,390	26,911	—	844,643

Lease Financing
Risk rating:
Pass	113,563	24,052	43,497	37,502	6,004	67,687	—	—	292,305
Special Mention	—	411	2,498	1,299	—	—	—	—	4,208
Substandard	—	—	197	12	11	1,357	—	—	1,577
Total Lease Financing	113,563	24,463	46,192	38,813	6,015	69,044	—	—	298,090

Total Commercial Lending	$1,537,718	$1,434,037	$529,340	$896,622	$550,692	$1,496,371	$1,050,001	$16,158	$7,510,939

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$557,636	$1,064,444	$560,463	$245,241	$165,258	$920,100	$—	$—	$3,513,142
680 - 739	73,929	112,672	82,416	40,355	22,126	130,508	—	—	462,006
620 - 679	12,320	13,804	9,881	3,649	3,054	35,441	—	—	78,149
550 - 619	2,455	2,246	1,791	263	601	6,955	—	—	14,311
Less than 550	—	1,321	367	—	966	5,304	—	—	7,958
No Score (3)	22,289	14,671	6,820	10,599	15,921	47,245	—	—	117,545
Other (2)	18,970	18,211	15,287	9,201	9,124	29,128	9,202	554	109,677
Total Residential Mortgage	687,599	1,227,369	677,025	309,308	217,050	1,174,681	9,202	554	4,302,788

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	817,123	2,059	819,182
680 - 739	—	—	—	—	—	—	171,117	2,714	173,831
620 - 679	—	—	—	—	—	—	45,368	2,100	47,468
550 - 619	—	—	—	—	—	—	7,485	1,029	8,514
Less than 550	—	—	—	—	—	—	1,151	481	1,632
No Score (3)	—	—	—	—	—	—	4,724	—	4,724
Total Home Equity Line	—	—	—	—	—	—	1,046,968	8,383	1,055,351
Total Residential Lending	687,599	1,227,369	677,025	309,308	217,050	1,174,681	1,056,170	8,937	5,358,139

Consumer Lending
FICO:
740 and greater	200,887	111,047	53,534	43,912	24,951	8,432	125,126	185	568,074
680 - 739	99,787	67,140	37,260	31,751	15,874	7,665	72,101	514	332,092
620 - 679	25,949	29,587	14,226	16,872	9,672	6,488	31,854	937	135,585
550 - 619	3,017	5,475	5,226	8,056	5,396	3,924	11,269	854	43,217
Less than 550	656	1,351	2,286	3,779	1,869	1,593	3,541	443	15,518
No Score (3)	3,205	258	—	51	24	29	38,805	227	42,599
Other (2)	1,615	4,082	353	1,368	—	—	78,430	1	85,849
Total Consumer Lending	335,116	218,940	112,885	105,789	57,786	28,131	361,126	3,161	1,222,934

Total Loans and Leases	$2,560,433	$2,880,346	$1,319,250	$1,311,719	$825,528	$2,699,183	$2,467,297	$28,256	$14,092,012
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2021 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$623,098	$129,665	$223,388	$88,409	$29,380	$168,591	$644,947	$40,193	$1,947,671
Special Mention	397	4,382	4,213	12,552	974	5,313	4,804	986	33,621
Substandard	354	1,380	1,951	1,285	60	3,551	17,893	1,043	27,517
Other (1)	13,277	7,070	7,741	4,453	1,995	370	43,384	—	78,290
Total Commercial and Industrial	637,126	142,497	237,293	106,699	32,409	177,825	711,028	42,222	2,087,099

Commercial Real Estate
Risk rating:
Pass	693,370	338,140	533,887	487,739	415,186	940,732	78,479	14,891	3,502,424
Special Mention	—	—	48,499	7,470	25,513	30,255	7,600	—	119,337
Substandard	—	—	—	1,776	164	15,303	459	—	17,702
Other (1)	—	—	—	—	—	160	—	—	160
Total Commercial Real Estate	693,370	338,140	582,386	496,985	440,863	986,450	86,538	14,891	3,639,623

Construction
Risk rating:
Pass	154,558	107,767	210,314	155,311	62,770	48,021	22,859	—	761,600
Special Mention	—	—	244	707	—	356	—	—	1,307
Substandard	—	—	—	363	—	839	—	—	1,202
Other (1)	26,835	8,875	4,317	4,308	2,684	2,048	793	—	49,860
Total Construction	181,393	116,642	214,875	160,689	65,454	51,264	23,652	—	813,969

Lease Financing
Risk rating:
Pass	33,980	60,650	48,236	9,449	15,009	57,130	—	—	224,454
Special Mention	501	2,702	1,506	311	153	—	—	—	5,173
Substandard	—	270	140	16	871	470	—	—	1,767
Total Lease Financing	34,481	63,622	49,882	9,776	16,033	57,600	—	—	231,394

Total Commercial Lending	$1,546,370	$660,901	$1,084,436	$774,149	$554,759	$1,273,139	$821,218	$57,113	$6,772,085

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$1,101,958	$635,061	$286,993	$198,622	$251,906	$829,175	$—	$—	$3,303,715
680 - 739	140,997	81,590	45,163	27,315	32,855	125,906	—	—	453,826
620 - 679	15,781	11,943	5,268	10,149	9,069	37,404	—	—	89,614
550 - 619	1,735	873	698	533	2,033	7,475	—	—	13,347
Less than 550	—	—	—	345	2,603	2,838	—	—	5,786
No Score (3)	18,882	7,938	15,051	18,107	17,333	42,185	—	—	119,496
Other (2)	25,625	16,263	10,242	11,297	16,242	17,152	44	718	97,583
Total Residential Mortgage	1,304,978	753,668	363,415	266,368	332,041	1,062,135	44	718	4,083,367

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	671,566	1,873	673,439
680 - 739	—	—	—	—	—	—	141,889	3,968	145,857
620 - 679	—	—	—	—	—	—	37,815	2,500	40,315
550 - 619	—	—	—	—	—	—	9,090	948	10,038
Less than 550	—	—	—	—	—	—	2,574	68	2,642
No Score (3)	—	—	—	—	—	—	4,317	—	4,317
Total Home Equity Line	—	—	—	—	—	—	867,251	9,357	876,608
Total Residential Lending	1,304,978	753,668	363,415	266,368	332,041	1,062,135	867,295	10,075	4,959,975

Consumer Lending
FICO:
740 and greater	155,929	83,337	79,617	56,707	24,525	8,067	117,843	209	526,234
680 - 739	93,214	56,327	55,126	34,049	17,527	6,315	69,366	707	332,631
620 - 679	41,671	21,986	28,491	19,403	12,952	5,324	31,165	1,175	162,167
550 - 619	7,836	8,265	13,265	10,497	7,469	3,244	10,359	1,089	62,024
Less than 550	2,272	3,867	6,646	3,484	2,739	1,175	3,195	536	23,914
No Score (3)	481	19	56	40	65	2	35,414	320	36,397
Other (2)	4,737	365	1,712	17	2,182	31	77,528	—	86,572
Total Consumer Lending	306,140	174,166	184,913	124,197	67,459	24,158	344,870	4,036	1,229,939

Total Loans and Leases	$3,157,488	$1,588,735	$1,632,764	$1,164,714	$954,259	$2,359,432	$2,033,383	$71,224	$12,961,999
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of December 31, 2022 and 2021.

The amortized cost basis of revolving loans that were converted to term loans during the years ended December 31, 2022 and 2021 was as follows:

Year Ended
(dollars in thousands)	December 31, 2022
Commercial and industrial	$480
Home equity line	2,189
Consumer	1,323
Total Revolving Loans Converted to Term Loans During the Year	$3,992

Year Ended
(dollars in thousands)	December 31, 2021
Commercial and industrial	$1,153
Commercial real estate	14,891
Residential mortgage	577
Home equity line	3,656
Consumer	1,574
Total Revolving Loans Converted to Term Loans During the Year	$21,851

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of December 31, 2022 and 2021, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	December 31, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,682	$769	$1,441	$4,892	$2,231,005	$2,235,897	$291
Commercial real estate	4,505	—	727	5,232	4,127,077	4,132,309	—
Construction	109	—	—	109	844,534	844,643	—
Lease financing	—	—	—	—	298,090	298,090	—
Residential mortgage	3,681	1,983	2,572	8,236	4,294,552	4,302,788	58
Home equity line	5,161	1,381	2,072	8,614	1,046,737	1,055,351	—
Consumer	29,927	6,801	2,886	39,614	1,183,320	1,222,934	2,885
Total	$46,065	$10,934	$9,698	$66,697	$14,025,315	$14,092,012	$3,234

	December 31, 2021
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,195	$1,195	$1,318	$3,708	$2,083,391	$2,087,099	$740
Commercial real estate	631	—	—	631	3,638,992	3,639,623	—
Construction	162	—	—	162	813,807	813,969	—
Lease financing	—	—	—	—	231,394	231,394	—
Residential mortgage	3,030	1,002	5,617	9,649	4,073,718	4,083,367	987
Home equity line	1,538	538	3,681	5,757	870,851	876,608	3,681
Consumer	16,534	3,366	1,800	21,700	1,208,239	1,229,939	1,800
Total	$23,090	$6,101	$12,416	$41,607	$12,920,392	$12,961,999	$7,208

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

The amortized cost basis of loans and leases on nonaccrual status as of December 31, 2022 and 2021 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$665	$1,215
Commercial real estate	727	727
Residential mortgage	1,560	6,166
Home equity line	596	3,797
Total Nonaccrual Loans and Leases	$3,548	$11,905

	December 31, 2021
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$718
Commercial real estate	727	727
Residential mortgage	1,192	5,637
Total Nonaccrual Loans and Leases	$1,919	$7,082

During the years ended December 31, 2022, 2021 and 2020, the Company recognized interest income of $0.4 million, $0.4 million and $0.2 million, respectively, on nonaccrual loans and leases. Furthermore, for the years ended December 31, 2022, 2021 and 2020, the amount of accrued interest receivables written off by reversing interest income was $0.9 million, $0.8 million and $1.4 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2022 and 2021, the amortized cost basis of collateral-dependent loans was $8.2 million and $7.5 million, respectively. As of both December 31, 2022 and 2021, these loans were primarily collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	5	$205	$17
Residential mortgage	1	247	31
Consumer	258	2,173	443
Total	264	$2,625	$491

	Year Ended December 31, 2021
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	11	$1,481	$124
Commercial real estate	1	346	78
Construction	12	689	69
Residential mortgage	13	5,539	207
Consumer	1,652	15,710	2,127
Total	1,689	$23,765	$2,605

	Year Ended December 31, 2020
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Commercial and industrial	1	$500	$30
Commercial real estate	3	6,470	470
Residential mortgage	1	825	90
Total	5	$7,795	$590
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.

The above loans were modified in a TDR through an extension of maturity dates, temporary interest-only payments, temporary payment deferrals, reduced payments, converting revolving credit lines to term loans or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit and commercial letters of credit totaling  $7.0 billion and $6.7 billion as of December 31, 2022 and 2021, respectively. Of the $7.0 billion at December 31, 2022, there were commitments of $0.1 million related to borrowers who had loan terms modified in a TDR. Of the $6.7 billion at December 31, 2021, there were commitments of $0.2 million related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted during the years ended December 31 2022, 2021 and 2020 within 12 months of their permanent modification date for the years indicated. The Company is reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2022		2021		2020
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	2	$541	3	$569	1	$500
Construction	—	—	1	450	—	—
Commercial real estate	—	—	1	356	—	—
Residential mortgage	—	—	4	1,012	—	—
Consumer	213	2,623	405	5,272	—	—
Total	215	$3,164	414	$7,659	1	$500
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.

Foreclosure Proceedings

As of December 31, 2022, there were two residential mortgage loans of $0.6 million collateralized by real estate properties that were modified in a TDR that was in process of foreclosure. As of December 31, 2021, there was one residential mortgage loan of $0.3 million collateralized by real estate property that was modified in a TDR that was in process of foreclosure.

Foreclosed Property

Residential real estate property held from one foreclosed residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.1 million as of December 31, 2022. Residential real estate property held from one foreclosed residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.2 million as of December 31, 2021.

6. Premises and Equipment

At December 31, 2022 and 2021, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2022	2021
Buildings	$294,051	$295,286
Furniture and equipment	92,276	95,824
Land	97,955	113,720
Leasehold improvements	53,216	66,772
Total premises and equipment	537,498	571,602
Less: Accumulated depreciation and amortization	257,143	253,154
Net book value	$280,355	$318,448

Depreciation and amortization expenses included in occupancy and equipment expenses for 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Occupancy	$9,192	$9,149	$9,231
Equipment	6,126	6,682	6,721
Total	$15,318	$15,831	$15,952

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2022 and 2021 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2022	$687,492	$308,000	$995,492
December 31, 2021	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2022, 2021 and 2020.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.4 billion and $1.7 billion as of December 31, 2022 and 2021, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $3.8 million, $4.8 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization of MSRs was $1.9 million, $3.7 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2023	$949
2024	843
2025	747
2026	660
2027	583

The details of the Company’s MSRs are presented below:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Gross carrying amount	$69,273	$69,103
Less: accumulated amortization	62,711	60,801
Net carrying value	$6,562	$8,302

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Balance at beginning of year	$8,302	$10,731
Originations	170	1,247
Amortization	(1,910)	(3,676)
Balance at end of year	$6,562	$8,302
Fair value of amortized MSRs at beginning of year	$12,243	$14,029
Fair value of amortized MSRs at end of year	$15,193	$12,243
Balance of loans serviced for others	$1,441,202	$1,673,158

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2022, 2021 and 2020.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2022				December 31, 2021
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	7.02%	-	13.58%	7.11%	13.77%	-	25.19%	14.61%
Life in years (of the MSR)	3.35	-	7.37	7.20	1.99	-	5.31	5.03
Weighted-average coupon rate	3.55%	-	6.24%	3.68%	3.58%	-	6.56%	3.71%
Discount rate	10.41%	-	10.54%	10.51%	10.00%	-	10.01%	10.00%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $167.4 million and $184.3 million in affordable housing and other tax credit investment partnership interest as of December 31, 2022 and 2021, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $24.4 million, $21.7 million and $10.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2022, 2021 and 2020 were $26.9 million, $22.7 million and $15.8 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $10.1 million as of both December 31, 2022 and 2021.

Capitalized internal-use software was included as a component of other assets on the consolidated balance sheets. As of December 31, 2022, total capitalized internal-use software was $54.9 million with an accumulated amortization of $39.8 million for a net book value of $15.1 million. As of December 31, 2021, total capitalized internal-use software was $56.9 million with an accumulated amortization of $43.6 million for a net book value of $13.3 million. Total amortization expense for all capitalized internal-use software was recorded in other noninterest expense on the consolidated statements of income and was $5.4 million, $8.6 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Capitalized implementation costs associated with hosting arrangements that are service contracts were included as a component of other assets on the consolidated balance sheets. As of December 31, 2022, total capitalized implementation costs amounted to $118.2 million with an accumulated amortization of $7.7 million for a net book value of $110.5 million. As of December 31, 2021, total capitalized implementation costs amounted to $78.3 million with an accumulated amortization of $0.6 million for a net book value of $77.7 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts was recorded in equipment expense on the consolidated statements of income and was $7.2 million, $0.5 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2022 and 2021 were as follows:

(dollars in thousands)	2022	2021
Public deposits	$2,977,693	$1,913,369
Federal Home Loan Bank	3,451,070	2,380,042
Federal Reserve Bank	1,704,803	1,724,279
ACH transactions	133,173	115,038
Interest rate swaps	31,091	48,430
Total	$8,297,830	$6,181,158

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted as of December 31, 2022 and 2021. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2022 and 2021, deposits were categorized as interest-bearing or noninterest-bearing as follows:

	December 31,
(dollars in thousands)	2022	2021
U.S.:
Interest-bearing	$11,936,775	$11,553,298
Noninterest-bearing	7,978,046	8,498,187
Foreign:
Interest-bearing	887,608	868,985
Noninterest-bearing	886,600	895,676
Total deposits	$21,689,029	$21,816,146

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2022:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$207,766	$888,815	$1,096,581
Over three through six months	182,985	263,725	446,710
Over six through twelve months	260,583	273,106	533,689
2024	166,340	62,314	228,654
2025	59,458	26,550	86,008
2026	40,504	5,608	46,112
2027	29,216	8,620	37,836
Thereafter	460	—	460
Total	$947,312	$1,528,738	$2,476,050

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.5 billion and $0.8 billion as of December 31, 2022 and 2021, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.5 million and $2.1 million at December 31, 2022 and 2021, respectively.

10. Short-Term Borrowings

As of December 31, 2022 and 2021, short-term borrowings were comprised of the following:

	December 31,
(dollars in thousands)	2022	2021
Federal funds purchased	$75,000	$—
Total short-term borrowings	$75,000	$—

As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023.

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

As of December 31, 2022, the Company had a remaining line of credit of $2.5 billion with the FHLB. As of December 31, 2021, the Company had an undrawn line of credit of $1.8 billion available from the FHLB. The FHLB borrowing capacity as of December 31, 2022 and 2021, were secured by residential real estate loan collateral. As of December 31, 2022 and 2021, the Company had an undrawn line of credit of $1.2 billion and $1.1 billion available from the FRB, respectively. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential mortgage loans as of December 31, 2022 and 2021. See “Note 8. Transfers of Financial Assets” for more information.

The table below provides selected information for short-term borrowings during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Federal funds purchased:
Weighted-average interest rate at December 31,	4.35%	—%	—%
Highest month-end balance	$75,000	$—	$—
Average outstanding balance	$11,521	$—	$1,366
Weighted-average interest rate paid	4.08%	—%	0.43%
Short-term FHLB fixed-rate advance:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$—	$400,000
Average outstanding balance	$—	$—	$208,197
Weighted-average interest rate paid	—%	—%	2.88%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. The Company did not enter into any repurchase agreements in 2022 and 2021.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Year ended December 31, 2022
Pension and other benefits:
Net actuarial gains arising during the year	20,710	(5,524)	15,186
Amortization of net loss included in net income	5,146	(1,373)	3,773
Net change in pension and other benefits	25,856	(6,897)	18,959
Investment securities:
Unrealized net losses arising during the year	(773,667)	206,376	(567,291)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	48,378	(12,905)	35,473
Net change in investment securities	(725,289)	193,471	(531,818)
Cash flow derivative hedges:
Unrealized net losses arising during the year	(6,710)	1,790	(4,920)
Reclassification of net losses included in net income	297	(79)	218
Net change in cash flow derivative hedges	(6,413)	1,711	(4,702)
Other comprehensive loss	(705,846)	188,285	(517,561)
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Year ended December 31, 2021
Pension and other benefits:
Net actuarial gains arising during the year	3,107	(829)	2,278
Amortization of net loss included in net income	6,913	(1,844)	5,069
Net change in pension and other benefits	10,020	(2,673)	7,347
Investment securities:
Unrealized net losses arising during the year	(218,983)	58,414	(160,569)
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	(219,085)	58,441	(160,644)
Other comprehensive loss	(209,065)	55,768	(153,297)
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2019	$(43,450)	$11,701	$(31,749)
Year ended December 31, 2020
Pension and other benefits:
Net actuarial losses arising during the year	(10,399)	2,774	(7,625)
Prior service credit	(51)	14	(37)
Amortization of net loss included in net income	5,595	(1,492)	4,103
Change in Company tax rate	—	(96)	(96)
Net change in pension and other benefits	(4,855)	1,200	(3,655)
Investment securities:
Unrealized net gains arising during the year	91,289	(24,365)	66,924
Reclassification of net losses to net income:
Investment securities losses, net	114	(30)	84
Net change in investment securities	91,403	(24,395)	67,008
Other comprehensive income	86,548	(23,195)	63,353
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the years indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Income (Loss)
Year Ended December 31, 2022
Balance at beginning of year	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	372,419	(372,419)	—	—
Other comprehensive income (loss)	18,959	(567,291)	35,473	(4,702)	(517,561)
Balance at end of year	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)

Year Ended December 31, 2021
Balance at beginning of year	$(31,737)	$63,341	$—	$—	$31,604
Other comprehensive income (loss)	7,347	(160,644)	—	—	(153,297)
Balance at end of year	$(24,390)	$(97,303)	$—	$—	$(121,693)

Year Ended December 31, 2020
Balance at beginning of year	$(28,082)	$(3,667)	$—	$—	$(31,749)
Other comprehensive (loss) income	(3,655)	67,008	—	—	63,353
Balance at end of year	$(31,737)	$63,341	$—	$—	$31,604

As of December 31, 2022, 2021 and 2020, the Company did not have any available-for-sale debt securities in an unrealized loss position with the intent to sell and determined it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis. Thus, for the years ended December 31, 2022, 2021 and 2020, there was no incremental non-credit-related impairment loss recognized in earnings on these securities.

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2022 and 2021:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,912,767	11.82%	$1,895,693	11.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,912,767	11.82%	1,895,693	11.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,090,502	12.92%	2,073,428	12.81%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,912,767	8.11%	1,895,693	8.04%	4.00%	5.00%

December 31, 2021:
Common equity tier 1 capital to risk-weighted assets	$1,783,113	12.24%	$1,769,214	12.14%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,783,113	12.24%	1,769,214	12.14%	6.00%	8.00%
Total capital to risk-weighted assets	1,965,280	13.49%	1,951,377	13.40%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,783,113	7.24%	1,769,214	7.18%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

A 2.5% capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

The Federal Deposit Insurance Act of 1950’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as FHI, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company meets all capital ratio requirements to be well-capitalized under the Federal Reserve’s regulations, and, although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized.

As of December 31, 2022, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized and exceeded the aforementioned capital conservation buffer. Management is not aware of any conditions or events that have occurred since December 31, 2022, to change the capital adequacy category of the Company or the Bank.

13. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 41 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

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

The components of the Company’s net lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Operating lease expense	$8,883	$9,432	$9,169
Short-term lease expense	26	246	397
Variable lease expense	2,135	2,204	2,353
Finance lease expense:
Amortization of right-of-use assets	1	3	3
Interest on lease liabilities	—	—	1
Total finance lease expense	1	3	4
Less: Sublease income	(637)	(744)	(1,222)
Net lease expense	$10,408	$11,141	$10,701

Other information related to the Company’s lease liabilities as of and for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,418	$7,981	$8,848
Financing cash flows paid for finance leases	$—	$10	$10
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,676	$31,792	$3,796
Weighted Average Remaining Lease Term
Operating leases (years)	22.2	22.8	16.1
Finance leases (years)	—	0.5	1.5
Weighted Average Discount Rate
Operating leases	2.98%	3.01%	3.17%
Finance leases	—%	6.78%	6.78%

Operating lease right-of-use assets were $62.8 million and $64.2 million as of December 31, 2022 and 2021, respectively, and were recorded as a component of other assets. Operating lease liabilities were $64.8 million and $65.8 million as of December 31, 2022 and 2021, respectively, and were recorded as a component of other liabilities.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2022:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2023	$6,198
2024	5,990
2025	5,369
2026	4,964
2027	4,322
Thereafter	65,249
Total future minimum lease payments	92,092
Less: Imputed interest	(27,279)
Total	$64,813

The Company had several operating leases with related parties associated with its branch premises. The lease payments to related parties were nil for each of the years ended December 31, 2022, 2021 and 2020.

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

The Company recognized operating lease income related to lease payments of $6.1 million, $6.4 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company recognized $6.5 million, $6.1 million and $5.6 million of lease income related to variable lease payments for the years ended December 31, 2022, 2021 and 2020, respectively.

Certain of the Company’s leases are with related parties for the use of space at the Company’s headquarters office building. The rental income paid by the related parties for the years ended December 31, 2022, 2021 and 2020 was nil, nil and $0.4 million, respectively. There are no future minimum rental income from related parties.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2022:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2023	$5,249
2024	4,405
2025	3,751
2026	2,958
2027	1,360
Thereafter	3,492
Total	$21,215

14. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2023 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

Nonqualified Pension and Other Postretirement Benefit Plans

The Company also sponsors an unfunded supplemental executive retirement plan for certain key executives (“SERP”). In addition, the Company sponsors a directors’ retirement plan (“Directors’ Plan”), a non-qualified pension plan for eligible FHI and FHB directors that qualify for retirement benefits based on their years of service as a director. Both the SERP and the Directors’ Plan were frozen as of January 1, 2005 to new participants. In March 2019, the Company’s board of directors approved an amendment to the SERP to freeze the SERP, which became effective on July 1, 2019. As a result of the amendment, since the effective date, there have not been any, and there will be no, new accruals of benefits, including service accruals. Existing benefits under the SERP, as of the effective date of the amendment described above, will otherwise continue in accordance with the terms of the SERP. No contributions to the SERP are expected to be made in 2023.

A postretirement benefit plan is also offered to eligible employees that provides life insurance and healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 62.

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.2 million to its postretirement medical and life insurance plans in 2023. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2023.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2022, 2021 and 2020. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2022, 2021 and 2020 were $9.2 million, $9.1 million and $8.6 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $15.5 million, $13.5 million and $15.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive (loss) income during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2022	2021	2020	2022	2021	2020
Amounts arising during the year:
Net loss (gain) on pension assets	$24,047	$3,581	$(4,839)	$—	$—	$—
Net (gain) loss on pension obligations	(38,949)	(4,614)	14,935	(5,808)	(2,074)	303
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(5,643)	(6,961)	(5,806)	497	48	211
Prior service credit	—	—	—	—	—	51
Amount recognized in other comprehensive (loss) income	$(20,545)	$(7,994)	$4,290	$(5,311)	$(2,026)	$565

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2022 and 2021:

	Pension Benefits		Other Benefits
(dollars in thousands)	2022	2021	2022	2021
Net actuarial loss (gain)	$15,812	$36,357	$(8,405)	$(3,094)
Prior service credit	—	—	—	—
Total, pretax effect	15,812	36,357	(8,405)	(3,094)
Tax impact	(4,218)	(9,698)	2,242	825
Ending balance in accumulated other comprehensive loss	$11,594	$26,659	$(6,163)	$(2,269)

The following tables summarize the changes to the projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and the accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2022	2021	2022	2021
Benefit obligation at beginning of year	$204,432	$219,392	$21,362	$22,538
Service cost	—	—	789	874
Interest cost	5,518	5,065	565	515
Actuarial gain	(38,949)	(4,614)	(5,808)	(2,074)
Benefit payments	(15,413)	(15,411)	(483)	(491)
Benefit obligation at end of year	$155,588	$204,432	$16,425	$21,362

The actuarial gains related to changes in the Company’s PBO for pension benefits and APBO for other benefits are primarily due to changes in discount rates for both years ended December 31, 2022 and 2021.

	Pension Benefits		Other Benefits
(dollars in thousands)	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$106,648	$114,795	$—	$—
Actual return on plan assets	(20,924)	(536)	—	—
Benefit payments from trust	(7,575)	(7,611)	—	—
Fair value of plan assets at end of year	$78,149	$106,648	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2022 and 2021:

	Pension Benefits		Other Benefits
(dollars in thousands)	2022	2021	2022	2021
Pension assets for overfunded plans	$8,713	$15,345	$—	$—
Pension liabilities for underfunded plans	(86,152)	(113,129)	(16,425)	(21,362)
Funded status	$(77,439)	$(97,784)	$(16,425)	$(21,362)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2022 and 2021:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$69,436	$91,303	$86,152	$113,129	$155,588	$204,432
Accumulated benefit obligation	69,436	91,303	86,152	113,129	155,588	204,432
Fair value of plan assets	78,149	106,648	—	—	78,149	106,648
Overfunded (underfunded) portion of PBO/ABO	8,713	15,345	(86,152)	(113,129)	(77,439)	(97,784)

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

The following table summarizes the change in net actuarial loss (gain) and amortization for the years ended December 31, 2022 and 2021:

	Pension Benefits		Other Benefits
(dollars in thousands)	2022	2021	2022	2021
Net actuarial loss (gain) at beginning of year	$36,357	$44,351	$(3,094)	$(1,068)
Amortization cost	(5,643)	(6,961)	497	48
Liability gain	(38,949)	(4,614)	(5,808)	(2,074)
Asset loss	24,047	3,581	—	—
Net actuarial loss (gain) at end of year	$15,812	$36,357	$(8,405)	$(3,094)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2022	2021	2020	2022	2021	2020
Service cost	Salaries and employee benefits	$—	$—	$—	$789	$874	$768
Interest cost	Other noninterest expense	5,518	5,065	6,519	565	515	640
Expected return on plan assets	Other noninterest expense	(3,124)	(3,044)	(4,800)	—	—	—
Prior service credit	Other noninterest expense	—	—	—	—	—	(51)
Recognized net actuarial loss (gain)	Other noninterest expense	5,643	6,961	5,806	(497)	(48)	(211)
Total net periodic benefit cost		$8,037	$8,982	$7,525	$857	$1,341	$1,146

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2022	2021	2020
Interest cost	$2,466	$2,261	$2,946
Expected return on plan assets	(3,124)	(3,044)	(4,800)
Recognized net actuarial loss	1,906	1,609	1,421
Total net periodic benefit cost	$1,248	$826	$(433)

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2022 and 2021:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.57%	2.77%	5.57%	2.77%	5.57%	2.77%
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.77%	2.37%	3.16%	2.77%	2.37%	3.16%	2.77%	2.37%	3.16%
Expected long-term return on plan assets	3.05%	2.75%	4.40%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2022, 2021 and 2020:

	2022	2021	2020
Healthcare cost trend rate assumed for next year	6.00%	6.00%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2026	2026

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2022 and 2021:

	Asset Allocation
	2022	2021
Equity securities	11%	11%
Debt securities	87%	85%
Other securities	2%	4%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2022 and 2021.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2022 net periodic pension cost to be 3.05%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2022, was as follows:

Target
Allocation
Equity securities	10%
Debt securities	88%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2023	$15,453	$1,217
2024	15,115	1,345
2025	15,263	1,413
2026	15,350	1,468
2027	14,397	1,530
2028 to 2032	63,403	7,810

Fair Value Measurement of Plan Assets

The Company’s overall investment strategy includes a wide diversification of asset types, fund strategies and fund managers. Investments in exchange-traded funds consist primarily of investments in large-cap companies located in the United States. Fixed income securities include U.S. government agencies and corporate bonds of companies from diversified industries.

The fair values of the Company’s pension plan assets at December 31, 2022 and 2021, by asset class, were as follows:

	December 31, 2022
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$1,712	$—	$—	$1,712
Fixed income - U.S. Treasury securities	—	6,593	—	6,593
Fixed income - U.S. government agency securities	—	6,656	—	6,656
Fixed income - U.S. corporate securities	—	53,051	—	53,051
Fixed income - municipal securities	—	382	—	382
Fixed income - international securities	1,199	—	—	1,199
Equity - large-cap exchange-traded funds	5,544	—	—	5,544
Equity - mid-cap exchange-traded funds	1,001	—	—	1,001
Equity - small-cap exchange-traded funds	461	—	—	461
Equity - international funds	1,550	—	—	1,550
Total	$11,467	$66,682	$—	$78,149

	December 31, 2021
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$4,451	$—	$—	$4,451
Fixed income - U.S. Treasury securities	—	8,343	—	8,343
Fixed income - U.S. government agency securities	—	9,674	—	9,674
Fixed income - U.S. corporate securities	—	69,926	—	69,926
Fixed income - municipal securities	—	495	—	495
Fixed income - international securities	1,779	—	—	1,779
Equity - large-cap exchange-traded funds	7,840	—	—	7,840
Equity - mid-cap exchange-traded funds	1,360	—	—	1,360
Equity - small-cap exchange-traded funds	654	—	—	654
Equity - international funds	2,126	—	—	2,126
Total	$18,210	$88,438	$—	$106,648

No fair value measurements used Level 3 inputs as of December 31, 2022 and 2021.

The plan’s investments in fixed income securities represent approximately 86.9% and 84.6% of total plan assets as of December 31, 2022 and 2021, respectively, which is the most significant concentration of risk in the plan.

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

15. Income Taxes

For the years ended December 31, 2022, 2021 and 2020, the provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Current:
Federal	$50,895	$53,534	$55,535
State and local	12,493	15,607	21,831
Total current	63,388	69,141	77,366
Deferred:
Federal	13,639	8,837	(10,638)
State and local	8,499	5,283	(8,758)
Total deferred	22,138	14,120	(19,396)
Total provision for income taxes	$85,526	$83,261	$57,970

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam, Saipan and certain other state jurisdictions. The Company had a current income tax receivable due from various jurisdictions of $14.2 million and $27.9 million as of December 31, 2022 and 2021, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2022 and 2021, were as follows:

	December 31,
(dollars in thousands)	2022	2021
Assets:
Deferred compensation expense	$51,064	$58,497
Allowance for credit losses and nonperforming assets	47,517	50,161
Lease liabilities	17,284	17,534
Investment securities	233,859	40,108
State income taxes	2,619	3,440
Total deferred income tax assets before valuation allowance	352,343	169,740
Valuation allowance	(983)	(1,082)
Total deferred income tax assets after valuation allowance	351,360	168,658
Liabilities:
Leases	(15,739)	(15,785)
Deferred income	(20,893)	(14,213)
Lease right-of-use assets	(16,763)	(17,132)
Intangible assets	(736)	(577)
Other	(34,910)	(24,779)
Total deferred income tax liabilities	(89,041)	(72,486)
Net deferred income tax assets	$262,319	$96,172

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2022 and 2021.

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

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$73,754	21.00%	$73,289	21.00%	$51,182	21.00%
State and local taxes, net of federal income tax benefit	16,584	4.72	16,503	4.73	10,327	4.24
Tax credits	(3,963)	(1.13)	(2,745)	(0.79)	(3,914)	(1.60)
Nontaxable income	(1,133)	(0.32)	(3,274)	(0.94)	(3,678)	(1.51)
Other	284	0.08	(512)	(0.14)	4,053	1.66
Income tax expense and effective income tax rate	$85,526	24.35%	$83,261	23.86%	$57,970	23.79%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company’s 2010 to 2013, 2016 and 2017 tax returns are currently under IRS examination. In addition, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2019 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2018 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022			2021			2020
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$183,311	$20,743	$204,054	$135,595	$18,926	$154,521	$134,312	$14,701	$149,013
Additions for current year tax positions	1,289	—	1,289	1,366	—	1,366	1,426	—	1,426
Additions for Reorganization Transactions	—	974	974	47,282	941	48,223	—	1,479	1,479
Additions for prior years' tax positions:
Accrual of interest and penalties	—	860	860	—	1,264	1,264	—	2,812	2,812
Reductions for prior years' tax positions:
Expiration of statute of limitations	(849)	(103)	(952)	(932)	(388)	(1,320)	(143)	(66)	(209)
Balance at December 31,	$183,751	$22,474	$206,225	$183,311	$20,743	$204,054	$135,595	$18,926	$154,521

Included in the balance of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020, was $24.2 million, $23.1 million and $22.2 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2022, was $141.2 million attributable to tax refund claims with respect to tax years 2005 through 2013 and 2015 in the State of California. Such refund claims were filed by the Company in 2015, 2019 and 2021, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $2.1 million of taxes and $0.8 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states. On February 1, 2023, Bank of Montreal acquired Bank of the West from BNP Paribas SA. This transaction, and the resulting change in ownership, could affect the unrecognized tax benefits related to the years when the Company was included in consolidated and combined returns with Bank of the West.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.8 million, $0.8 million and $4.4 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $24.1 million and $22.3 million as of December 31, 2022 and 2021, respectively, accrued for interest and penalties, of which $22.5 million and $20.7 million as of December 31, 2022 and 2021, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of both December 31, 2022 and 2021, the Company maintained balances of $130.5 million related to current tax receivables. As of December 31, 2022 and 2021, the Company maintained balances of $158.1 million and $157.4 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of $27.6 million and $26.9 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI, BNPP or their affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, including as a result of the IRS audit of the Company’s income tax returns, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2022, 2021 and 2020, the Company recorded nil, nil and $1.2 million, respectively, of such adjustments through the provision for income taxes and noninterest income.

16. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate swaps and collars that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$7,276	$(6,840)	$67,500	$—	$(1,211)
Interest rate collars	200,000	491	(63)	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,849,776	3,178	(42,365)	2,827,582	50,898	—
Visa derivative	121,013	—	(851)	105,916	—	(5,530)
Interest rate caps and floors	—	—	—	148,800	27	(27)
Foreign exchange contracts	210	—	—	217	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of December 31, 2022, the amount of initial margin cash collateral posted by the Company was $1.2 million. As of December 31, 2021, the amount of initial margin cash collateral received by the Company was $1.7 million. As of December 31, 2022 and 2021, the variation margin was $39.2 million and $50.9 million, respectively.

As of December 31, 2022, the Company pledged $29.9 million in financial instruments and $1.2 million in cash and received $48.1 million in cash as collateral for interest rate swaps. As of December 31, 2021, the Company pledged $30.3 million in financial instruments and $18.1 million in cash as collateral for interest rate swaps. As of December 31, 2022 and 2021, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At December 31, 2022 and 2021, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of December 31, 2022 and 2021, the interest rate swap had a positive fair value of $7.3 million and a negative fair value of $1.0 million, respectively. The swap was executed in the fourth quarter of 2021, will start in the fourth quarter of 2023, and will mature in 2041. The Company will receive a USD Federal Funds floating rate and will pay a fixed rate of 2.07%.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2022, 2021 and 2020:

	Gains (losses) recognized in	Year Ended
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2022	2021	2020
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$8,487	$(605)	$(594)
Recognized on hedged item	Loans and lease financing	(8,880)	383	470

As of December 31, 2022 and 2021, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$60,189	$68,707	$(7,311)	$1,207

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

As of December 31, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $6.8 million. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

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

As of December 31, 2022, the Company carried two interest rate collars with notional amounts totaling $200.0 million, with a positive fair value of $0.5 million and a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects  earnings.

The following table summarizes the effect of cash flow hedging relationships for the year ended December 31, 2022:

Year Ended
(dollars in thousands)	December 31, 2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(6,710)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	297

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $5.6 million as a decrease to interest income from loans and lease financing. As of December 31, 2022, the maximum length of time over which forecasted transactions are hedged is approximately five years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020:

	Net gains (losses) recognized	Year Ended
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2022	2021	2020
Derivatives Not Designated As Hedging Instruments:
Visa derivative	Other noninterest income	(707)	(5,909)	(4,641)

As of December 31, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $3.2 million and a negative fair value of $42.4 million. The Company received floating rates ranging from 4.62% to 7.12% and paid fixed rates ranging from 2.39% to 6.13%. The swaps mature between 2023 and 2040. As of December 31, 2021, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $50.9 million and a negative fair value of nil. The Company received floating rates ranging from 0.00% to 3.55% and paid fixed rates ranging from 2.02% to 6.19%. These swaps resulted in net interest expense of nil during each of the years ended December 31, 2022, 2021 and 2020.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $2.5 million, $2.6 million and $8.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5991. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $0.9 million and $5.5 million was included in the consolidated balance sheets at December 31, 2022 and 2021, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 21. Fair Value” in the notes to the consolidated financial statements for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of $0.1 million, $0.2 million and $0.1 million were recognized during each of the years ended December 31, 2022, 2021 and 2020.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if its credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil and $26.9 million at December 31, 2022 and 2021, respectively, for which the Company posted nil and $19.8 million, respectively, in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2022 and 2021, the Company may have been required to settle the contract in an amount equal to its fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $90.5 million and $95.5 million at December 31, 2022 and 2021, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $8.1 million and $10.7 million at December 31, 2022 and 2021, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2022 have maturities ranging from January 2023 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2022 and 2021 were as follows:

	December 31,
(dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,760,395	$6,490,301
Standby letters of credit	244,275	182,447
Commercial letters of credit	7,299	3,307

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$436,228	$157,128	$20,193	$613,549

Service charges on deposit accounts	25,871	1,972	966	28,809
Credit and debit card fees	—	58,659	4,974	63,633
Other service charges and fees	25,062	2,243	1,888	29,193
Trust and investment services income	36,465	—	—	36,465
Other	488	7,956	1,288	9,732
Not in scope of Topic 606(1)	6,199	6,709	(1,215)	11,693
Total noninterest income	94,085	77,539	7,901	179,525
Total revenue	$530,313	$234,667	$28,094	$793,074

	Year Ended December 31, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$385,656	$162,997	$(18,094)	$530,559

Service charges on deposit accounts	24,413	1,225	1,872	27,510
Credit and debit card fees	—	55,728	5,415	61,143
Other service charges and fees	23,917	3,547	1,594	29,058
Trust and investment services income	34,719	—	—	34,719
Other	353	5,790	1,194	7,337
Not in scope of Topic 606(1)	8,270	6,491	10,388	25,149
Total noninterest income	91,672	72,781	20,463	184,916
Total revenue	$477,328	$235,778	$2,369	$715,475

	Year Ended December 31, 2020
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$375,145	$151,622	$8,967	$535,734

Service charges on deposit accounts	25,326	1,305	1,538	28,169
Credit and debit card fees	—	48,999	4,373	53,372
Other service charges and fees	20,084	1,550	1,533	23,167
Trust and investment services income	35,652	—	—	35,652
Other	700	6,403	1,811	8,914
Not in scope of Topic 606(1)	16,264	19,945	11,897	48,106
Total noninterest income	98,026	78,202	21,152	197,380
Total revenue	$473,171	$229,824	$30,119	$733,114
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the years ended December 31, 2022, 2021 and 2020, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and two vendors in the current year, which are being amortized over the term of the respective contracts. As of December 31, 2022 and 2021, the Company had contract liabilities of $2.7 million and $3.0 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenues, thereby decreasing contract liabilities by approximately $0.9 million, $0.9 million and $0.8 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2022 and 2021, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2022 and 2021. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

19. Earnings per Share

For the years ended December 31, 2022, 2021 and 2020, the Company made no adjustments to net income for the purpose of computing earnings per share and there were nil, 1,000 and 410,000 antidilutive securities, respectively.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2022	2021	2020
Numerator:
Net income	$265,685	$265,735	$185,754

Denominator:
Basic: weighted-average shares outstanding	127,489,889	128,963,131	129,890,225
Add: weighted-average equity-based awards	491,810	574,791	329,852
Diluted: weighted-average shares outstanding	127,981,699	129,537,922	130,220,077

Basic earnings per share	$2.08	$2.06	$1.43
Diluted earnings per share	$2.08	$2.05	$1.43

20. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2022, 2021 and 2020, stock-based compensation expense was $10.3 million, $13.1 million and $10.0 million, respectively, and the related income tax benefit was $2.5 million, $3.1 million and $2.4 million, respectively. For the years ended December 31, 2022, 2021 and 2020, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2022, total shares authorized under the Company’s stock-based compensation plan for employees were 5.6 million shares, of which 3.0 million shares were available for future grants. As of December 31, 2022, total shares authorized under the 2016 Non-Employee Director Plan were 268,941 shares, of which 158,138 shares were available for future grants.

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

The following presents the Company’s Restricted Stock activity for the years ended December 31, 2022, 2021 and 2020:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2019	139,718	$27.04
Granted	172,046	25.96
Vested	(48,340)	27.03
Forfeited	(1,047)	25.96
Unvested as of December 31, 2020	262,377	$26.35
Granted	—	—
Vested	(105,330)	26.46
Forfeited	(7,172)	26.15
Unvested as of December 31, 2021	149,875	$26.28
Granted	—	—
Vested	(87,490)	26.44
Forfeited	(15,528)	26.28
Unvested as of December 31, 2022	46,857	$25.96

For the year ended December 31, 2022 and 2021, the Company granted no shares of Restricted Stock to key employees. For the year ended December 31, 2020, the Company granted 172,046 shares of Restricted Stock with a weighted-average grant date fair value of $25.96 to key employees.

The total grant date fair value of Restricted Stock that vested for the years ended December 31, 2022, 2021, and 2020 was $2.3 million, $2.8 million and $1.3 million, respectively. Unrecognized compensation expense related to unvested Restricted Stock was nil, $1.1 million and $4.1 million as of December 31, 2022, 2021 and 2020, respectively.

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

The following presents the Company’s Performance Award activity for the years ended December 31, 2022, 2021 and 2020:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2019	695,316	$26.46
Granted	340,758	25.96
Vested	(172,167)	29.95
Forfeited	(6,625)	26.13
Unvested as of December 31, 2020	857,282	$25.43
Granted	376,810	27.07
Vested	(214,163)	22.57
Forfeited	(77,423)	24.62
Unvested as of December 31, 2021	942,506	$26.70
Granted	350,922	28.57
Vested	(203,855)	27.02
Forfeited	(135,439)	26.63
Unvested as of December 31, 2022	954,134	$27.36

For the years ended December 31, 2022, 2021 and 2020, the Company granted 350,922, 376,810 and 340,758 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2022, 2021 and 2020. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2022, 2021 and 2020, was $5.5 million, $4.8 million and $5.2 million, respectively. Unrecognized compensation expense related to unvested Performance Shares was $7.3 million, $6.1 million and $6.2 million as of December 31, 2022, 2021 and 2020, respectively. The unrecognized compensation expense as of December 31, 2022 is expected to be recognized over a weighted average vesting period of 1.2 years.

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

The following presents the Company’s RSU activity for the years ended December 31, 2022, 2021 and 2020:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2019	44,783	$27.82
Granted	28,783	15.86
Vested	(30,016)	27.47
Forfeited	—	—
Unvested as of December 31, 2020	43,550	$21.93
Granted	198,771	27.13
Vested	(49,519)	23.08
Forfeited	(7,473)	26.37
Unvested as of December 31, 2021	185,329	$27.09
Granted	169,497	28.35
Vested	(74,178)	27.18
Forfeited	(17,488)	26.80
Unvested as of December 31, 2022	263,160	$27.91

For the year ended December 31, 2022, the Company granted 20,023 RSUs to non-employee directors with a weighted-average grant date fair value of $27.66 and 149,474 RSUs were granted to employees with a weighted-average grant date fair value of $28.44. For the year ended December 31, 2021, the Company granted 21,839 RSUs to non-employee directors with a weighted-average grant date fair value of $27.36 and 176,932 RSUs were granted to employees with a weighted-average grant date fair value of $27.10. For the year ended December 31, 2020, the Company granted 28,783 RSUs to non-employee directors with a weighted-average grant date fair value of $15.86 and no RSUs were granted to employees. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $1.0 million and $0.8 million, respectively. Unrecognized compensation expense related to unvested RSUs was $4.1 million, $3.3 million and $0.4 million as of December 31, 2022, 2021 and 2020, respectively. The unrecognized compensation expense as of December 31, 2022 is expected to be recognized over a weighted average vesting period of 0.9 years.

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

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2022, total shares authorized under the Company’s ESPP were 600,000 shares, of which 514,879 shares of common stock were available for future purchases. The Company issued 16,680 shares, 21,070 shares and 19,069 shares of common stock to employee participants in 2022, 2021 and 2020, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2022 and 2021, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5991. The Visa derivative of $0.9 million and $5.5 million was included in the consolidated balance sheets at December 31, 2022 and 2021, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below:

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$150,982	$—	$150,982
Government-sponsored enterprises debt securities	—	44,301	—	44,301
Mortgage-backed securities:
Residential - Government agency(1)	—	59,723	—	59,723
Residential - Government-sponsored enterprises(1)	—	1,160,455	—	1,160,455
Commercial - Government agency	—	237,853	—	237,853
Commercial - Government-sponsored enterprises	—	119,573	—	119,573
Commercial - Non-agency	—	21,471	—	21,471
Collateralized mortgage obligations:
Government agency	—	653,322	—	653,322
Government-sponsored enterprises	—	462,132	—	462,132
Collateralized loan obligations	—	241,321	—	241,321
Total available-for-sale securities	—	3,151,133	—	3,151,133
Other assets(2)	5,376	10,945	—	16,321
Liabilities
Other liabilities(3)	—	(49,268)	(851)	(50,119)
Total	$5,376	$3,112,810	$(851)	$3,117,335

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$192,563	$—	$192,563
Mortgage-backed securities:
Residential - Government agency(1)	—	137,264	—	137,264
Residential - Government-sponsored enterprises(1)	—	1,491,100	—	1,491,100
Commercial - Government agency	—	387,663	—	387,663
Commercial - Government-sponsored enterprises	—	1,369,443	—	1,369,443
Collateralized mortgage obligations:
Government agency	—	2,079,523	—	2,079,523
Government-sponsored enterprises	—	2,621,044	—	2,621,044
Collateralized loan obligations	—	105,247	—	105,247
Debt securities issued by states and political subdivisions	—	44,185	—	44,185
Total available-for-sale securities	—	8,428,032	—	8,428,032
Other assets(2)	7,382	50,925	—	58,307
Liabilities
Other liabilities(3)	—	(1,238)	(5,530)	(6,768)
Total	$7,382	$8,477,719	$(5,530)	$8,479,571
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(851)	Discounted Cash Flow	Expected Conversion Rate - 1.5991(1)	1.5514-1.5991
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(5,530)	Discounted Cash Flow	Expected Conversion Rate - 1.6181(1)	1.5885-1.6181
			Expected Term - 1 year(4)	0.5 to 1.5 years
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term of 3 months was based on the median of 0 to 6 months.
(3)	The growth rate was based on the arithmetic average of analyst price targets.
(4)	The expected term of 1 year was based on the median of 0.5 to 1.5 years.

Changes in Fair Value Levels

During the years ended December 31, 2022 and 2021, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021 are summarized below:

	Visa Derivative
(dollars in thousands)	2022	2021
Year Ended December 31,
Balance as of January 1,	$(5,530)	$(4,554)
Total net losses included in other noninterest income	(707)	(5,909)
Settlements	5,386	4,933
Balance as of December 31,	$(851)	$(5,530)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of December 31,	$(707)	$(5,909)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the years indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$526,624	$297,502	$229,122	$—	$526,624
Investment securities held-to-maturity	4,320,639	—	3,814,822	—	3,814,822
Loans(1)	13,793,922	—	—	13,138,787	13,138,787

Financial liabilities:
Time deposits(2)	$2,476,050	$—	$2,423,231	$—	$2,423,231
Short-term borrowings	75,000	—	74,991	—	74,991

	December 31, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,258,469	$246,716	$1,011,753	$—	$1,258,469
Loans held for sale	538	—	542	—	542
Loans(1)	12,730,605	—	—	12,791,811	12,791,811

Financial liabilities:
Time deposits(2)	$1,776,438	$—	$1,773,321	$—	$1,773,321
(1)	Excludes financing leases of $298.1 million at December 31, 2022 and $231.4 million at December 31, 2021.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $19.2 billion at December 31, 2022 and $20.0 billion at December 31, 2021.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2022 and 2021, the Company had $7.0 billion and $6.7 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $48.5 million and $44.3 million at December 31, 2022 and 2021, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of December 31, 2022 and 2021. Additionally, there were no nonrecurring fair value adjustments during both the years ended December 31, 2022 and 2021. Total losses on collateral-dependent loans for the year ended December 31, 2020 were $0.4 million.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 51 banking locations throughout the State of Hawaii, Guam and Saipan.

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

Treasury and Other

Treasury consists of corporate asset and liability management activities including interest rate risk management. The segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short- and long-term borrowings and bank-owned properties. The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer driven cross-border wires for business and personal reasons and management of bank-owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2022
Net interest income	$436,228	$157,128	$20,193	$613,549
Benefit (provision) for credit losses	967	1,154	(3,513)	(1,392)
Net interest income after benefit for credit losses	437,195	158,282	16,680	612,157

Noninterest income	94,085	77,539	7,901	179,525
Noninterest expense	(293,563)	(109,906)	(37,002)	(440,471)
Income (loss) before (provision) benefit for income taxes	237,717	125,915	(12,421)	351,211

(Provision) benefit for income taxes	(58,077)	(30,158)	2,709	(85,526)
Net income (loss)	$179,640	$95,757	$(9,712)	$265,685
Total assets as of December 31, 2022	$7,463,002	$6,850,638	$10,263,583	$24,577,223

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2021
Net interest income (expense)	$385,656	$162,997	$(18,094)	$530,559
Benefit for credit losses	16,267	22,452	281	39,000
Net interest income (expense) after benefit for credit losses	401,923	185,449	(17,813)	569,559

Noninterest income	91,672	72,781	20,463	184,916
Noninterest expense	(247,949)	(100,932)	(56,598)	(405,479)
Income (loss) before (provision) benefit for income taxes	245,646	157,298	(53,948)	348,996

(Provision) benefit for income taxes	(58,710)	(37,525)	12,974	(83,261)
Net income (loss)	$186,936	$119,773	$(40,974)	$265,735
Total assets as of December 31, 2021	$7,148,376	$5,972,567	$11,871,467	$24,992,410

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2020
Net interest income	$375,145	$151,622	$8,967	$535,734
Provision for credit losses	(52,719)	(53,921)	(15,078)	(121,718)
Net interest income after provision for credit losses	322,426	97,701	(6,111)	414,016

Noninterest income	98,026	78,202	21,152	197,380
Noninterest expense	(232,976)	(79,961)	(54,735)	(367,672)
Income (loss) before (provision) benefit for income taxes	187,476	95,942	(39,694)	243,724

(Provision) benefit for income taxes	(43,825)	(21,951)	7,806	(57,970)
Net income (loss)	$143,651	$73,991	$(31,888)	$185,754
Total assets as of December 31, 2020	$6,894,602	$6,526,863	$9,241,366	$22,662,831

23. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Income
Dividends from FHB	$157,000	$213,500	$142,000
Other income	—	—	1,169
Total income	157,000	213,500	143,169
Noninterest expense
Salaries and employee benefits	4,098	3,732	3,660
Contracted services and professional fees	6,200	2,731	2,544
Equipment	78	—	31
Other	1,447	1,314	1,439
Total noninterest expense	11,823	7,777	7,674
Income before benefit for income taxes and equity in undistributed income of FHB	145,177	205,723	135,495
Benefit for income taxes	2,707	1,877	679
Equity in undistributed income of FHB	117,801	58,135	49,580
Net income	$265,685	$265,735	$185,754
Comprehensive (loss) income	$(251,876)	$112,438	$249,107

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$18,024	$14,792
Investment in FHB	2,251,841	2,642,929
Other assets	27,638	26,869
Total assets	$2,297,503	$2,684,590
Liabilities and Stockholders' Equity
Retirement benefits payable	$560	$582
Other liabilities	27,938	27,096
Total liabilities	28,498	27,678

Total stockholders' equity	2,269,005	2,656,912
Total liabilities and stockholders' equity	$2,297,503	$2,684,590

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$265,685	$265,735	$185,754
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of FHB	(117,801)	(58,135)	(49,580)
Deferred income taxes	22	36	5
Stock-based compensation	554	492	713
Change in assets and liabilities:
Net (increase) decrease in other assets	(4)	242	(1,451)
Net increase (decrease) in other liabilities	18	50	(294)
Net cash provided by operating activities	148,474	208,420	135,147

Cash flows from financing activities
Dividends paid	(132,588)	(134,133)	(135,099)
Stock tendered for payment of withholding taxes	(3,555)	(3,108)	(1,749)
Proceeds from employee stock purchase plan	379	547	312
Common stock repurchased	(9,478)	(75,000)	(5,000)
Net cash used in financing activities	(145,242)	(211,694)	(141,536)
Net increase (decrease) in cash and cash equivalents	3,232	(3,274)	(6,389)
Cash and cash equivalents at beginning of year	14,792	18,066	24,455
Cash and cash equivalents at end of year	$18,024	$14,792	$18,066

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment, and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic consolidated financial statements in accordance with the instruction for the consolidated financial statements for bank holding companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

February 24, 2023

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors of the Company, the section captioned “Corporate Governance and Board Matters – Director Nominees” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Biographies of Executive Officers” in the Proxy Statement is incorporated herein by reference.

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

Procedures for Stockholder Nominations

For information regarding procedures for stockholder nominations, the section captioned “Other Business – Stockholder Proposals for the 2023 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2022.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,264,151	$—	3,678,877
Equity compensation plans not approved by security holders	—	—	—
Total	1,264,151	$—	3,678,877

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding principal accounting fees and services, the sections captioned “Principal Accountant Fees” and “– Preapproval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.Financial Statements

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Statements of Income – For the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets – As of December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows – For the years ended December 31, 2022, 2021 and 2020

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

10.13	Executive Severance Plan of First Hawaiian, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on October 22, 2021 (File No. 001-14585))
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

Exhibit Number

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

10.29	Offer Letter, dated as of December 14, 2022, from Robert S. Harrison on behalf of First Hawaiian Bank to James M. Moses
21.1	Subsidiaries of First Hawaiian, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2023

/s/ Robert S. Harrison	/s/ James M. Moses
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	James M. Moses Vice Chairman and Chief Financial Officer

/s/ W. Allen Doane	/s/ Michael K. Fujimoto
W. Allen Doane, Director	Michael K. Fujimoto, Director

/s/ Faye W. Kurren	/s/ James S. Moffatt
Faye W. Kurren, Director	James S. Moffatt, Director

/s/ Mark M. Mugiishi	/s/ Kelly A. Thompson
Mark M. Mugiishi, Director	Kelly A. Thompson, Director

/s/ Allen B. Uyeda	/s/ Vanessa L. Washington
Allen B. Uyeda, Director	Vanessa L. Washington, Director

/s/ C. Scott Wo
C. Scott Wo, Director