Form 10-Q
period 2023-03-31
FIRST HAWAIIAN, INC.
filed 2023-05-08
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,597,497 shares of Common Stock, par value $0.01 per share, were outstanding as of April 28, 2023.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2023	2022
Interest income
Loans and lease financing	$172,339	$103,732
Available-for-sale investment securities	18,688	32,107
Held-to-maturity investment securities	18,957	—
Other	3,561	782
Total interest income	213,545	136,621
Interest expense
Deposits	43,284	2,749
Short-term and long-term borrowings	2,563	—
Other	451	—
Total interest expense	46,298	2,749
Net interest income	167,247	133,872
Provision for credit losses	8,800	(5,747)
Net interest income after provision for credit losses	158,447	139,619
Noninterest income
Service charges on deposit accounts	7,231	7,501
Credit and debit card fees	16,298	14,850
Other service charges and fees	9,162	9,654
Trust and investment services income	9,614	8,883
Bank-owned life insurance	5,120	(417)
Other	1,598	909
Total noninterest income	49,023	41,380
Noninterest expense
Salaries and employee benefits	56,032	48,226
Contracted services and professional fees	16,313	17,147
Occupancy	7,782	7,410
Equipment	9,736	5,977
Regulatory assessment and fees	3,836	2,224
Advertising and marketing	1,994	2,028
Card rewards program	8,085	6,883
Other	14,789	14,147
Total noninterest expense	118,567	104,042
Income before provision for income taxes	88,903	76,957
Provision for income taxes	22,085	19,238
Net income	$66,818	$57,719
Basic earnings per share	$0.52	$0.45
Diluted earnings per share	$0.52	$0.45
Basic weighted-average outstanding shares	127,453,820	127,556,242
Diluted weighted-average outstanding shares	128,033,812	128,121,126

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Net income	$66,818	$57,719
Other comprehensive income (loss), net of tax:
Net change in investment securities	26,944	(394,551)
Net change in cash flow derivative hedges	631	(1,258)
Other comprehensive income (loss)	27,575	(395,809)
Total comprehensive income (loss)	$94,393	$(338,090)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2023	2022
Assets
Cash and due from banks	$253,705	$297,502
Interest-bearing deposits in other banks	611,887	229,122
Investment securities:
Available-for-sale, at fair value (amortized cost: $3,427,708 as of March 31, 2023 and $3,549,599 as of December 31, 2022)	3,054,280	3,151,133
Held-to-maturity, at amortized cost (fair value: $3,824,478 as of March 31, 2023 and $3,814,822 as of December 31, 2022)	4,261,361	4,320,639
Loans and leases	14,221,272	14,092,012
Less: allowance for credit losses	147,122	143,900
Net loans and leases	14,074,150	13,948,112

Premises and equipment, net	278,121	280,355
Other real estate owned and repossessed personal property	91	91
Accrued interest receivable	79,200	78,194
Bank-owned life insurance	473,255	473,067
Goodwill	995,492	995,492
Mortgage servicing rights	6,299	6,562
Other assets	796,366	796,954
Total assets	$24,884,207	$24,577,223
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,579,155	$12,824,383
Noninterest-bearing	8,702,345	8,864,646
Total deposits	21,281,500	21,689,029
Short-term borrowings	250,000	75,000
Long-term borrowings	500,000	—
Retirement benefits payable	101,622	102,577
Other liabilities	422,073	441,612
Total liabilities	22,555,195	22,308,218

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,291,086 / 127,573,680 as of March 31, 2023; issued/outstanding: 140,963,918 / 127,363,327 as of December 31, 2022)	1,413	1,410
Additional paid-in capital	2,540,653	2,538,336
Retained earnings	769,791	736,544
Accumulated other comprehensive loss, net	(611,679)	(639,254)
Treasury stock (13,717,406 shares as of March 31, 2023 and 13,600,591 shares as of December 31, 2022)	(371,166)	(368,031)
Total stockholders' equity	2,329,012	2,269,005
Total liabilities and stockholders' equity	$24,884,207	$24,577,223

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2022	127,363,327	$1,410	$2,538,336	$736,544	$(639,254)	$(368,031)	$2,269,005
Net income	—	—	—	66,818	—	—	66,818
Cash dividends declared ($0.26 per share)	—	—	—	(33,114)	—	—	(33,114)
Equity-based awards	210,353	3	2,317	(457)	—	(3,135)	(1,272)
Other comprehensive income, net of tax	—	—	—	—	27,575	—	27,575
Balance as of March 31, 2023	127,573,680	$1,413	$2,540,653	$769,791	$(611,679)	$(371,166)	$2,329,012

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2021	127,502,472	$1,406	$2,527,663	$604,534	$(121,693)	$(354,998)	$2,656,912
Net income	—	—	—	57,719	—	—	57,719
Cash dividends declared ($0.26 per share)	—	—	—	(33,151)	—	—	(33,151)
Equity-based awards	183,835	3	3,132	(460)	—	(3,197)	(522)
Other comprehensive loss, net of tax	—	—	—	—	(395,809)	—	(395,809)
Balance as of March 31, 2022	127,686,307	$1,409	$2,530,795	$628,642	$(517,502)	$(358,195)	$2,285,149

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$66,818	$57,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,800	(5,747)
Depreciation, amortization and accretion, net	10,827	15,581
Deferred income tax provision	4,330	15,059
Stock-based compensation	2,320	3,135
Other losses	1,223	1,566
Originations of loans held for sale	(1,468)	(6,566)
Proceeds from sales of loans held for sale	1,447	6,194
Change in assets and liabilities:
Net increase in other assets	(9,536)	(33,509)
Net (decrease) increase in other liabilities	(2,128)	12,830
Net cash provided by operating activities	82,633	66,262
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	119,692	383,290
Proceeds from calls and sales	—	970
Purchases	—	(563,925)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	68,854	—
Proceeds from calls	220	—
Other investments:
Proceeds from sales	13,984	2,690
Purchases	(42,251)	(2,841)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(88,408)	180,505
Purchases of loans	(48,741)	(114,677)
Proceeds from bank-owned life insurance	4,932	—
Purchases of premises, equipment and software	(1,555)	(2,695)
Proceeds from sales of other real estate owned	—	176
Other	(1,614)	—
Net cash provided by (used in) investing activities	25,113	(116,507)
Cash flows from financing activities
Net (decrease) increase in deposits	(407,529)	454,284
Net increase in short-term borrowings	175,000	—
Proceeds from long-term borrowings	500,000	—
Dividends paid	(33,114)	(33,151)
Stock tendered for payment of withholding taxes	(3,135)	(3,197)
Net cash provided by financing activities	231,222	417,936
Net increase in cash and cash equivalents	338,968	367,691
Cash and cash equivalents at beginning of period	526,624	1,258,469
Cash and cash equivalents at end of period	$865,592	$1,626,160

Supplemental disclosures
Interest paid	$40,937	$3,545
Income taxes paid, net of income tax refunds	1,761	2,124
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,306	761
Transfers to loans and leases from loans held for sale	—	(834)

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

Loan modifications are assessed by the Company to determine: (1) whether the borrower is experiencing financial difficulty and (2) whether the Company granted the borrower a modification or combination of modifications in the form of one or more of the following modification types: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay and/or a term extension. If both criteria are met, then the loan modification is subject to additional evaluation for credit losses and enhanced disclosure requirements.

Generally, a non-accrual loan that has been modified with a borrower experiencing financial difficulty remains on non-accrual status for at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment terms is uncertain, the loan remains on non-accrual status.

Allowance for Credit Losses

The allowance for credit losses for loans and leases (the “ACL”) is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected from loans and leases. Loans and leases are charged-off against the ACL when management believes the loan or lease balance is deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The Company’s ACL and the reserve for unfunded commitments under the Current Expected Credit Losses (“CECL”) approach consist of quantitative and qualitative estimates. The Company’s methodology leverages two quantitative models: a one-variable forward-looking macroeconomic model that estimates the impact of management’s economic outlook and a transition probability matrix that estimates expected losses over the long run. The quantitative estimation is overlaid with qualitative adjustments to account for current conditions and forward-looking factors not captured in the quantitative model. Qualitative adjustments that are considered include adjustments for regulatory determinants, model limitations, model maturity, and other current or anticipated events that are not captured in the Company’s historical loss experience.

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

The Company utilizes a Probability of Default (“PD”)/Loss Given Default (“LGD”) framework to estimate the ACL and the reserve for unfunded commitments. The PD represents the percentage expectation to default, measured by assessing loans and leases that migrate to default status (i.e., nonaccrual status, loan modifications to borrowers experiencing financial difficulty, 90 days or more past due, partial or full charge-offs or bankruptcy). LGD is defined as the percentage of the exposure at default (“EAD”) lost at the time of default, net of any recoveries, and will be unique to each of the collateral types securing the Company’s loans. PD and LGD’s are based on past experience of the Company. The ECL on loans and leases is calculated by taking the product of the credit exposure, lifetime default probability (“LDP”) and the LGD.

The ECL model is applied to current credit exposures at the account level, using assumptions calibrated at the portfolio segment level using internal historical loan and lease level data. The Company estimates the default risk of a credit exposure over the remaining life of each account using a transition probability matrix approach which captures both the average rate of up/down-grade and default transitions, as well as withdrawal rates which capture the historical rate of exposure decline due to loan and lease amortization and prepayment. To apply the transition matrices, each credit exposure’s remaining life is split into two time segments. The first time segment is for the reasonable and supportable forecast period over which the transition matrices which are applied have been adjusted to incorporate current and forecasted conditions over that period. Management has determined that using a one-year time horizon for the reasonable and supportable forecast period for all classes of loans and leases is a reasonable forecast horizon given the difficulty in predicting future economic conditions with a high degree of certainty. The second time segment is the reversion period from the end of the reasonable and supportable forecast period to the maturity of the exposure, over which long-run average transition matrices are applied. Management elected to use an immediate reversion to the mean approach. Lifetime loss rates are applied against the amortized cost basis of loans and leases and unfunded commitments to estimate the ACL and the reserve for unfunded commitments, respectively.

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

At present, the Company has identified three portfolio segments in estimating the ACL: commercial, residential real estate and consumer lending. The Company’s commercial portfolio segment is comprised of four distinct classes: commercial and industrial loans, commercial real estate loans, construction loans and lease financing. The key risk drivers related to this portfolio segment include risk rating, collateral type, and remaining maturity. The Company’s residential real estate portfolio segment is comprised of two distinct classes: residential real estate loans and home equity lines of credit. Specific risk characteristics related to this portfolio include the value of the underlying collateral, credit score and remaining maturity. Finally, the Company’s consumer portfolio segment is not further segmented, but consists primarily of automobile loans, credit cards and other installment loans. Automobile loans constitute the majority of this segment and are monitored using credit scores, collateral values and remaining maturity. The remainder of the consumer portfolio is predominantly unsecured.

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

Accounting Standards Adopted in 2023

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging –Portfolio Layer Method. This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. Under current hedge accounting guidance, the “last-of-layer” method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets without having to consider prepayment risk or credit risk when measuring those assets. The hedged item represents a single layer within that closed portfolio. This update expands the scope of this guidance to allow entities to apply the “portfolio layer” method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The current model is expanded to (1) explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items and (2) also allow entities the flexibility to use any type of derivative (or combination of derivatives) by applying the multiple-layer model that aligns with its risk management strategy. Although no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge, at any time after the initial hedge designation, new hedging relationships associated with the portfolio may be designated and existing hedging relationships associated with the portfolio may be dedesignated to align with an entity’s evolving strategy for managing interest rate risk on a timely basis. Under the portfolio layer method, the basis of the portfolio assets is generally adjusted at the portfolio level rather than being allocated to individual assets within the portfolio, except when the allocation of basis adjustments is required by other areas of GAAP. The intent of this update is consistent with the FASB’s efforts to better align an entity’s financial reporting with the results of its risk management strategy and to further simplify the hedge accounting model. The Company adopted the provisions of ASU No. 2022-01 on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This update eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in Subtopic 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross charge-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the provisions of ASU No. 2022-02 on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements. See “Note 4. Allowance for Credit Losses” for required disclosures related to this new guidance.

Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. These provisions became effective January 1, 2023. The enactment of the IRA did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842), Common Control Arrangements. This update clarifies the accounting for leasehold improvements associated with common control leases. Prior to this update, Topic 842 generally required leasehold improvements to have an amortization period consistent with the shorter of the useful life of those improvements or the remaining lease term. This update will require leasehold improvements associated with common control leases to be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease, and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. In addition, this update also subjects leasehold improvements to the impairment guidance in Topic 360, Property, Plant, and Equipment. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This update expands the population of tax equity investments for which a reporting entity may elect to apply the proportional amortization method (“PAM”). Under current guidance, an entity can only elect to apply the PAM to investments in low-income housing tax credit (“LIHTC”) structures. This update permits an entity to make an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the PAM if certain conditions are met. An accounting policy election is made to apply the PAM on a tax credit program-by-program basis rather than electing to apply the PAM at the reporting entity level or to individual investments. By applying the PAM, a reporting entity must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credits received. For all tax equity investments accounted for using the PAM, this update also requires the use of the delayed equity contribution guidance. LIHTC investments not accounted for using the PAM will no longer be permitted to use the delayed equity contribution guidance. In addition, LIHTC investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10, Investments—Equity Method and Joint Ventures—Overall. Further, LIHTC investments that are not accounted for using the PAM or the equity method must use the guidance in Topic 321, Investments—Equity Securities, when accounting for equity investments. In addition, the amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the PAM, including investments within that elected program that do not meet the conditions to apply the PAM. Such disclosures include the nature of its tax equity investments and the effect of such investments and related income tax credits and other income tax benefits on its financial position and results of operations. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

2. Investment Securities

As of March 31, 2023 and December 31, 2022, investment securities consisted predominantly of the following investment categories:

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

As of March 31, 2023 and December 31, 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost and fair value of securities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$130,936	$—	$(10,708)	$120,228	$163,309	$—	$(12,327)	$150,982
Government-sponsored enterprises debt securities	45,000	—	(675)	44,325	45,000	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	65,261	—	(5,964)	59,297	66,792	—	(7,069)	59,723
Residential - Government-sponsored enterprises	1,276,130	—	(143,876)	1,132,254	1,317,718	—	(157,263)	1,160,455
Commercial - Government agency	281,009	—	(45,938)	235,071	282,700	—	(44,847)	237,853
Commercial - Government-sponsored enterprises	126,057	—	(9,290)	116,767	130,612	—	(11,039)	119,573
Commercial - Non-agency	21,964	—	(831)	21,133	21,964	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	715,004	—	(78,402)	636,602	738,524	—	(85,202)	653,322
Government-sponsored enterprises	516,458	—	(65,266)	451,192	533,103	—	(70,971)	462,132
Collateralized loan obligations	249,889	—	(12,478)	237,411	249,877	50	(8,606)	241,321
Total available-for-sale securities	$3,427,708	$—	$(373,428)	$3,054,280	$3,549,599	$50	$(398,516)	$3,151,133

Government agency debt securities	$54,386	$—	$(4,694)	$49,692	$54,318	$—	$(5,674)	$48,644
Mortgage-backed securities:
Residential - Government agency	45,860	—	(5,716)	40,144	46,302	—	(6,294)	40,008
Residential - Government-sponsored enterprises	104,868	—	(11,607)	93,261	106,534	—	(12,978)	93,556
Commercial - Government agency	30,606	—	(5,544)	25,062	30,544	—	(5,229)	25,315
Commercial - Government-sponsored enterprises	1,147,009	111	(117,007)	1,030,113	1,150,449	—	(138,451)	1,011,998
Collateralized mortgage obligations:
Government agency	1,060,910	—	(104,573)	956,337	1,080,492	—	(122,378)	958,114
Government-sponsored enterprises	1,763,805	—	(181,013)	1,582,792	1,798,178	—	(207,045)	1,591,133
Debt securities issued by states and political subdivisions	53,917	—	(6,840)	47,077	53,822	—	(7,768)	46,054
Total held-to-maturity securities	$4,261,361	$111	$(436,994)	$3,824,478	$4,320,639	$—	$(505,817)	$3,814,822

During the year ended December 31, 2022, the Company reclassified at fair value approximately $4.6 billion, in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the three months ended March 31, 2023.

Accrued interest receivable related to available-for-sale investment securities was $8.9 million as of both March 31, 2023 and December 31, 2022. Accrued interest receivable related to held-to-maturity investment securities was $7.7 million and $7.5 million as of March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.2 million and nil for the three months ended March 31, 2023, and $1.0 million and nil, respectively, for the three months ended March 31, 2022. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended March 31, 2023 and 2022. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil for the three months ended March 31, 2023 and 2022. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $34.0 million and $29.2 million, respectively, for the three months ended March 31, 2023 and 2022. Interest income from non-taxable investment securities was $3.6 million and $2.9 million, respectively, for the three months ended March 31, 2023 and 2022.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of March 31, 2023, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$44,758	$44,068
Due after one year through five years	60,529	57,863
Due after five years through ten years	177,638	165,278
Due after ten years	164,864	155,888
	447,789	423,097

Mortgage-backed securities:
Residential - Government agency	65,261	59,297
Residential - Government-sponsored enterprises	1,276,130	1,132,254
Commercial - Government agency	281,009	235,071
Commercial - Government-sponsored enterprises	126,057	116,767
Total mortgage-backed securities	1,748,457	1,543,389
Collateralized mortgage obligations:
Government agency	715,004	636,602
Government-sponsored enterprises	516,458	451,192
Total collateralized mortgage obligations	1,231,462	1,087,794
Total available-for-sale securities	$3,427,708	$3,054,280

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	10,232	9,141
Due after ten years	98,071	87,628
	108,303	96,769

Mortgage-backed securities:
Residential - Government agency	45,860	40,144
Residential - Government-sponsored enterprises	104,868	93,261
Commercial - Government agency	30,606	25,062
Commercial - Government-sponsored enterprises	1,147,009	1,030,113
Total mortgage-backed securities	1,328,343	1,188,580
Collateralized mortgage obligations:
Government agency	1,060,910	956,337
Government-sponsored enterprises	1,763,805	1,582,792
Total collateralized mortgage obligations	2,824,715	2,539,129
Total held-to-maturity securities	$4,261,361	$3,824,478

At March 31, 2023, pledged securities totaled $3.0 billion, of which $2.8 billion was pledged to secure public deposits and $194.4 million was pledged to secure other financial transactions. At December 31, 2022, pledged securities totaled $3.2 billion, of which $3.0 billion was pledged to secure public deposits and $207.8 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of March 31, 2023 or December 31, 2022.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 284 and 275 individual securities in each category have been in a continuous loss position as of March 31, 2023 and December 31, 2022, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(505)	$19,453	$(10,203)	$100,775	$(10,708)	$120,228
Government-sponsored enterprises debt securities	(675)	44,325	—	—	(675)	44,325
Mortgage-backed securities:
Residential - Government agency	—	—	(5,964)	59,297	(5,964)	59,297
Residential - Government-sponsored enterprises	(7,523)	176,840	(136,353)	955,414	(143,876)	1,132,254
Commercial - Government agency	(90)	4,453	(45,848)	230,618	(45,938)	235,071
Commercial - Government-sponsored enterprises	(1,647)	43,342	(7,643)	73,425	(9,290)	116,767
Commercial - Non-agency	(831)	21,133	—	—	(831)	21,133
Collateralized mortgage obligations:
Government agency	(1,047)	33,970	(77,355)	602,632	(78,402)	636,602
Government-sponsored enterprises	(2,445)	38,871	(62,821)	412,321	(65,266)	451,192
Collateralized loan obligations	(7,764)	155,133	(4,714)	75,278	(12,478)	230,411
Total available-for-sale securities with unrealized losses	$(22,527)	$537,520	$(350,901)	$2,509,760	$(373,428)	$3,047,280

	Time in Continuous Loss as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,962)	$83,870	$(9,365)	$67,112	$(12,327)	$150,982
Government-sponsored enterprises debt securities	(699)	44,301	—	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	(7,069)	59,723	—	—	(7,069)	59,723
Residential - Government-sponsored enterprises	(73,954)	645,338	(83,309)	515,117	(157,263)	1,160,455
Commercial - Government agency	(15,852)	108,842	(28,995)	129,011	(44,847)	237,853
Commercial - Government-sponsored enterprises	(7,348)	94,657	(3,691)	24,916	(11,039)	119,573
Commercial - Non-agency	(493)	21,471	—	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	(74,797)	596,907	(10,405)	56,415	(85,202)	653,322
Government-sponsored enterprises	(21,916)	198,108	(49,055)	264,024	(70,971)	462,132
Collateralized loan obligations:	(8,606)	170,042	—	—	(8,606)	170,042
Total available-for-sale securities with unrealized losses	$(213,696)	$2,023,259	$(184,820)	$1,056,595	$(398,516)	$3,079,854

At March 31, 2023 and December 31, 2022, the Company did not have any available-for-sale securities in an unrealized loss position with the intent to sell and determined it was more likely than not that the Company would not be required to sell these securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of March 31, 2023 and December 31, 2022, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of March 31, 2023 and December 31, 2022, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three months ended March 31, 2023 and for the year ended December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of March 31, 2023 or December 31, 2022.

The Company held approximately 120,000 Visa Class B restricted shares as of both March 31, 2023 and December 31, 2022. These shares continued to be carried at $0 cost basis as of both March 31, 2023 and December 31, 2022.

3. Loans and Leases

As of March 31, 2023 and December 31, 2022, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial	$2,268,332	$2,235,897
Commercial real estate	4,106,200	4,132,309
Construction	913,959	844,643
Residential:
Residential mortgage	4,318,742	4,302,788
Home equity line	1,095,365	1,055,351
Total residential	5,414,107	5,358,139
Consumer	1,191,552	1,222,934
Lease financing	327,122	298,090
Total loans and leases	$14,221,272	$14,092,012

Outstanding loan balances are reported net of deferred loan costs and fees of $57.5 million and $56.1 million at March 31, 2023 and December 31, 2022, respectively.

Accrued interest receivable related to loans and leases was $62.4 million and $61.6 million as of March 31, 2023 and December 31, 2022, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of March 31, 2023, residential real estate loans totaling $3.5 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.6 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2022, residential real estate loans totaling $3.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3.2 million and $2.8 million as of March 31, 2023 and December 31, 2022, respectively.

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

4. Allowance for Credit Losses

The Company maintains the ACL that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases. While management utilizes its best judgment and information available, the ultimate appropriateness of the ACL is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The Company’s methodology is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Company also maintains an estimated reserve for unfunded commitments on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(791)	—	—	—	(122)	(135)	(4,782)	(5,830)
Recoveries	246	—	—	—	27	177	2,166	2,616
Provision	19	(3,499)	630	(70)	(760)	1,003	9,113	6,436
Balance at end of period	$14,038	$40,311	$6,473	$1,481	$34,320	$9,341	$41,158	$147,122

	Three Months Ended March 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(706)	—	—	—	—	(43)	(4,109)	(4,858)
Recoveries	53	14	—	—	16	28	2,148	2,259
Provision	(267)	2,273	(865)	(297)	(3,492)	(543)	(1,192)	(4,383)
Balance at end of period	$19,160	$45,238	$8,908	$1,362	$30,888	$5,084	$39,640	$150,280

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	(658)	(312)	1,482	—	(13)	1,853	12	2,364
Balance at end of period	$7,153	$1,692	$8,952	$—	$17	$18,336	$49	$36,199

	Three Months Ended March 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	693	(325)	(917)	—	(12)	(780)	(23)	(1,364)
Balance at end of period	$9,308	$1,789	$8,046	$—	$3	$9,766	$46	$28,958

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of March 31, 2023 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$66,587	$338,534	$412,459	$48,560	$167,698	$178,991	$921,651	$13,566	$2,148,046
Special Mention	152	16,591	202	994	2,526	1,548	2,557	283	24,853
Substandard	—	594	274	1,058	958	1,422	11,043	41	15,390
Other (1)	5,223	14,426	6,965	3,780	3,312	2,287	44,050	—	80,043
Total Commercial and Industrial	71,962	370,145	419,900	54,392	174,494	184,248	979,301	13,890	2,268,332
Current period gross charge-offs	—	60	—	—	20	711	—	—	791

Commercial Real Estate
Risk rating:
Pass	105,554	880,292	661,523	321,162	521,596	1,533,711	56,034	—	4,079,872
Special Mention	—	163	—	551	7,031	11,490	659	—	19,894
Substandard	—	—	—	172	—	5,808	305	—	6,285
Other (1)	—	—	—	—	—	149	—	—	149
Total Commercial Real Estate	105,554	880,455	661,523	321,885	528,627	1,551,158	56,998	—	4,106,200
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	15,219	152,263	333,608	89,515	103,855	141,243	20,349	—	856,052
Special Mention	—	—	—	—	213	—	—	—	213
Substandard	—	—	—	—	—	486	—	—	486
Other (1)	817	29,615	16,206	2,991	2,160	4,478	941	—	57,208
Total Construction	16,036	181,878	349,814	92,506	106,228	146,207	21,290	—	913,959
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	51,664	99,102	22,653	42,081	37,333	72,254	—	—	325,087
Special Mention	—	—	388	82	—	—	—	—	470
Substandard	—	—	—	184	9	1,372	—	—	1,565
Total Lease Financing	51,664	99,102	23,041	42,347	37,342	73,626	—	—	327,122
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$245,216	$1,531,580	$1,454,278	$511,130	$846,691	$1,955,239	$1,057,589	$13,890	$7,615,613
Current period gross charge-offs	$—	$60	$—	$—	$20	$711	$—	$—	$791

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$61,686	$550,291	$1,044,555	$546,035	$235,535	$1,057,166	$—	$—	$3,495,268
680 - 739	11,937	75,088	118,790	86,202	35,379	145,363	—	—	472,759
620 - 679	2,776	11,464	17,424	9,946	9,243	36,678	—	—	87,531
550 - 619	—	2,613	2,865	2,447	825	12,487	—	—	21,237
Less than 550	—	530	2,445	1,498	275	7,276	—	—	12,024
No Score (3)	4,909	19,766	14,573	6,773	10,494	61,168	—	—	117,683
Other (2)	4,425	18,205	18,013	13,511	9,064	35,164	13,306	552	112,240
Total Residential Mortgage	85,733	677,957	1,218,665	666,412	300,815	1,355,302	13,306	552	4,318,742
Current period gross charge-offs	—	—	—	—	—	122	—	—	122

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	824,038	1,304	825,342
680 - 739	—	—	—	—	—	—	190,187	2,440	192,627
620 - 679	—	—	—	—	—	—	52,239	1,728	53,967
550 - 619	—	—	—	—	—	—	12,734	1,566	14,300
Less than 550	—	—	—	—	—	—	5,370	661	6,031
No Score (3)	—	—	—	—	—	—	3,098	—	3,098
Total Home Equity Line	—	—	—	—	—	—	1,087,666	7,699	1,095,365
Current period gross charge-offs	—	—	—	—	—	—	116	19	135

Total Residential Lending	$85,733	$677,957	$1,218,665	$666,412	$300,815	$1,355,302	$1,100,972	$8,251	$5,414,107
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$116	$19	$257

Consumer Lending
FICO:
740 and greater	40,337	158,451	96,174	46,618	37,211	24,636	114,058	161	517,646
680 - 739	23,366	97,741	56,306	29,741	24,169	15,970	70,708	441	318,442
620 - 679	7,022	44,839	26,924	12,728	14,484	11,731	33,772	860	152,360
550 - 619	750	10,172	9,698	6,475	7,647	7,519	11,937	855	55,053
Less than 550	122	4,446	5,400	4,078	4,951	4,518	4,329	526	28,370
No Score (3)	866	2,376	8	—	16	36	36,396	167	39,865
Other (2)	76	1,588	4,060	348	1,136	—	72,608	—	79,816
Total Consumer Lending	$72,539	$319,613	$198,570	$99,988	$89,614	$64,410	$343,808	$3,010	$1,191,552
Current period gross charge-offs	$—	$635	$681	$312	$614	$867	$1,471	$202	$4,782

Total Loans and Leases	$403,488	$2,529,150	$2,871,513	$1,277,530	$1,237,120	$3,374,951	$2,502,369	$25,151	$14,221,272
Current period gross charge-offs	$—	$695	$681	$312	$634	$1,700	$1,587	$221	$5,830
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of December 31, 2022 was as follows:

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

There were no loans and leases graded as Loss as of March 31, 2023 or December 31, 2022.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2023 and December 31, 2022, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,766	$5	$1,617	$4,388	$2,263,944	$2,268,332	$461
Commercial real estate	3,421	—	2,073	5,494	4,100,706	4,106,200	1,346
Construction	901	—	102	1,003	912,956	913,959	102
Lease financing	24	—	—	24	327,098	327,122	—
Residential mortgage	893	2,355	4,399	7,647	4,311,095	4,318,742	58
Home equity line	4,149	898	2,343	7,390	1,087,975	1,095,365	—
Consumer	22,769	1,617	2,503	26,889	1,164,663	1,191,552	2,502
Total	$34,923	$4,875	$13,037	$52,835	$14,168,437	$14,221,272	$4,469

	December 31, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,682	$769	$1,441	$4,892	$2,231,005	$2,235,897	$291
Commercial real estate	4,505	—	727	5,232	4,127,077	4,132,309	—
Construction	109	—	—	109	844,534	844,643	—
Lease financing	—	—	—	—	298,090	298,090	—
Residential mortgage	3,681	1,983	2,572	8,236	4,294,552	4,302,788	58
Home equity line	5,161	1,381	2,072	8,614	1,046,737	1,055,351	—
Consumer	29,927	6,801	2,886	39,614	1,183,320	1,222,934	2,885
Total	$46,065	$10,934	$9,698	$66,697	$14,025,315	$14,092,012	$3,234

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

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2023 and December 31, 2022 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$633	$1,158
Commercial real estate	727	727
Residential mortgage	1,551	6,896
Home equity line	596	4,903
Total Nonaccrual Loans and Leases	$3,507	$13,684

	December 31, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$665	$1,215
Commercial real estate	727	727
Residential mortgage	1,560	6,166
Home equity line	596	3,797
Total Nonaccrual Loans and Leases	$3,548	$11,905

For the three months ended March 31, 2023 and 2022, the Company recognized interest income of $0.1 million and nil, respectively, on nonaccrual loans and leases. Furthermore, for both the three months ended March 31, 2023 and 2022, the amount of accrued interest receivables written off by reversing interest income was $0.2 million.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2023 and December 31, 2022, the amortized cost basis of collateral-dependent loans were $8.1 million and $8.2 million, respectively. As of March 31, 2023 and December 31, 2022, these loans were primarily collateralized by residential real estate property. As of both March 31, 2023 and December 31, 2022, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. This update eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in Subtopic 310-40, updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For additional information, see “Note 1. Organization and Basis of Presentation.”

Commercial and industrial loans with a borrower experiencing financial difficulty may be modified through interest rate reductions, term extensions, and converting revolving credit lines to term loans. Modifications of commercial real estate and construction loans with a borrower experiencing financial difficulty may involve reducing the interest rate for the remaining term of the loan or extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk. Modifications of construction loans with a borrower experiencing financial difficulty may also involve extending the interest-only payment period. Interest continues to accrue on the missed payments and as a result, the effective yield on the loan remains unchanged. Modifications of residential real estate loans with a borrower experiencing financial difficulty may be comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, including extended interest-only periods and reamortization of the balance. Modifications of consumer loans with a borrower experiencing financial difficulty may involve interest rate reductions and term extensions.

Loans modified with a borrower experiencing financial difficulty, whether in default or not, may already be on nonaccrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. Loans modified with a borrower experiencing financial difficulty are evaluated for impairment. As a result, this may have a financial effect of impacting the specific ACL associated with the loan. An ACL for impaired commercial loans, including commercial real estate and construction loans, is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or if the loan is collateral-dependent, the estimated fair value of the collateral, less any selling costs. An ACL for impaired residential real estate loans is measured based on the estimated fair value of the collateral, less any selling costs. Management exercises significant judgment in developing these estimates.

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of March 31, 2023, related to loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

	Interest Rate Reduction
	Three Months Ended
	March 31, 2023
	Amortized	% of Total Class
(dollars in thousands)	Cost Basis	of Financing Receivable
Commercial real estate	$4	n/m	%
Consumer	358	0.03
Total	$362	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

	Term Extension
	Three Months Ended
	March 31, 2023
	Amortized	% of Total Class
(dollars in thousands)	Cost Basis	of Financing Receivable
Commercial and industrial	$96	n/m	%
Construction	231	0.03
Residential mortgage	34	n/m
Consumer	71	0.01
Total	$432	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Interest Rate Reduction
Financial Effect
Three Months Ended March 31, 2023
Commercial real estate	Reduced weighted-average contractual interest rate by 0.75%.
Consumer	Reduced weighted-average contractual interest rate by 13.51%.

Term Extension
Financial Effect
Three Months Ended March 31, 2023
Commercial and industrial	Added a weighted-average 3.0 years to the life of loans.
Construction	Added a weighted-average 2.9 years to the life of loans.
Residential mortgage	Added a weighted-average 5.9 years to the life of loans.
Consumer	Added a weighted-average 4.6 years to the life of loans.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of March 31, 2023, of loans that had a payment default during the three months ended March 31, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

Three Months Ended March 31, 2023
Amortized Cost Basis of Modified Loans That Subsequently Defaulted
(dollars in thousands)	Interest Rate Reduction
Consumer	$10
Total	$10

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of March 31, 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	March 31, 2023
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$96	$96
Commercial real estate	—	—	—	—	4	4
Construction	—	—	—	—	231	231
Residential mortgage	—	—	—	—	34	34
Consumer	9	—	—	9	420	429
Total	$9	$—	$—	$9	$785	$794

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $7.1 billion as of March 31, 2023. Of the $7.1 billion at March 31, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the three months ended March 31, 2023.

Troubled Debt Restructuring Disclosures Prior to Adoption of ASU No. 2022-02

Prior to the adoption of ASU No. 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulty as a TDR. On January 1, 2023, the Company adopted ASU No. 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were restructured in a TDR prior to the adoption of ASU No. 2022-02 will continue to be accounted for under the historical TDR accounting until the loan is paid off or subsequently modified. The disclosures below related to TDRs for prior periods are presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.

Commercial and industrial loans modified in a TDR may have involved temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Modifications of commercial real estate and construction loans in a TDR may have involved reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may have also involved extending the interest-only payment period. Interest continued to accrue on the missed payments and as a result, the effective yield on the loan remained unchanged. Residential real estate loans modified in a TDR may have been comprised of loans where monthly payments were lowered to accommodate the borrowers' financial needs for a period of time, including extended interest-only periods and reamortization of the balance. Modifications of consumer loans in a TDR may have involved temporary or permanent reduced payments, temporary interest-only payments and below-market interest rates.

Loans modified in a TDR may have already been on nonaccrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. Loans modified in a TDR were evaluated for impairment. As a result, this may have had a financial effect of impacting the specific ACL associated with the loan. An ACL for impaired commercial loans, including commercial real estate and construction loans, that had been modified in a TDR was measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or if the loan was collateral-dependent, the estimated fair value of the collateral, less any selling costs. An ACL for impaired residential real estate loans that had been modified in a TDR was measured based on the estimated fair value of the collateral, less any selling costs. Management exercised significant judgment in developing these estimates.

The following presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2022, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors:

	Three Months Ended
	March 31, 2022
	Number of	Recorded	Related
(dollars in thousands)	Contracts(1)	Investment(2)	ACL
Consumer	144	$1,759	$202
Total	144	$1,759	$202
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The above loans were modified in a TDR through reduced payments or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $7.0 billion as of December 31, 2022. Of the $7.0 billion at December 31, 2022, there were commitments of $0.1 million to lend additional funds related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the period below within 12 months of their permanent modification date for the period indicated, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The Company was reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended
	March 31, 2022
	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)
Commercial and industrial	1	$216
Consumer	142	1,991
Total	143	$2,207
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosed Property

As of both March 31, 2023 and December 31, 2022, residential real estate property held from one foreclosed residential mortgage loan of $0.1 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.4 billion as of both March 31, 2023 and December 31, 2022. Servicing fees include contractually specified fees, late charges, and ancillary fees, and were $0.9 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.3 million and $0.7 million for three months ended March 31, 2023 and 2022, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$910
One to two years	809
Two to three years	718
Three to four years	634
Four to five years	560

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Gross carrying amount	$69,290	$69,273
Less: accumulated amortization	62,991	62,711
Net carrying value	$6,299	$6,562

The following table presents changes in amortized MSRs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$6,562	$8,302
Originations	17	84
Amortization	(280)	(736)
Balance at end of period	$6,299	$7,650
Fair value of amortized MSRs at beginning of period	$15,193	$12,243
Fair value of amortized MSRs at end of period	$15,169	$13,585

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2023 and 2022.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.92%	-	12.25%	7.04%	7.02%	-	13.58%	7.11%
Life in years (of the MSR)	3.61	-	7.33	7.18	3.35	-	7.37	7.20
Weighted-average coupon rate	3.55%	-	6.16%	3.68%	3.55%	-	6.24%	3.68%
Discount rate	10.40%	-	10.57%	10.52%	10.41%	-	10.54%	10.51%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Public deposits	$2,760,479	$2,977,693
Federal Home Loan Bank	3,493,694	3,451,070
Federal Reserve Bank	1,646,765	1,704,803
ACH transactions	131,344	133,173
Interest rate swaps	20,678	31,091
Total	$8,052,960	$8,297,830

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted as of March 31, 2023 and December 31, 2022. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2023 and December 31, 2022, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
U.S.:
Interest-bearing	$11,681,158	$11,936,775
Noninterest-bearing	7,800,992	7,978,046
Foreign:
Interest-bearing	897,997	887,608
Noninterest-bearing	901,353	886,600
Total deposits	$21,281,500	$21,689,029

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2023:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$186,517	$447,744	$634,261
Over three through six months	141,036	583,966	725,002
Over six through twelve months	395,557	427,780	823,337
One to two years	185,920	71,394	257,314
Two to three years	57,854	15,888	73,742
Three to four years	36,343	3,925	40,268
Four to five years	24,169	8,444	32,613
Thereafter	865	—	865
Total	$1,028,261	$1,559,141	$2,587,402

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.6 billion and $1.5 billion as of March 31, 2023 and December 31, 2022, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.7 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively.

8. Short-Term Borrowings

At March 31, 2023 and December 31, 2022, short-term borrowings were comprised of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
Federal funds purchased	$—	$75,000
Short-term FHLB repo advance	250,000	—
Total short-term borrowings	$250,000	$75,000

As of March 31, 2023, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB repo advance with a 5.00% annual interest rate that matured in April 2023. As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023. As of March 31, 2023 and December 31, 2022, the Company had a remaining line of credit of $1.7 billion and $2.5 billion available from the FHLB, respectively. The FHLB repo advance and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2023 and December 31, 2022. As of both March 31, 2023 and December 31, 2022, the Company had an undrawn line of credit of $1.2 billion available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate and residential real estate loans as of March 31, 2023 and December 31, 2022. See “Note 6. Transfers of Financial Assets” for more information.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Federal funds purchased:
Weighted-average interest rate at March 31,	—%	—%
Highest month-end balance	$150,000	$—
Average outstanding balance	$67,056	$—
Weighted-average interest rate paid	4.43%	—%
Short-term FHLB repo advance:
Weighted-average interest rate at March 31,	5.00%	—%
Highest month-end balance	$250,000	$—
Average outstanding balance	$52,778	$—
Weighted-average interest rate paid	5.02%	—%

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
FHLB fixed-rate advances(1)	$500,000	$—
Total long-term borrowings	$500,000	$—
(1)	Interest is payable monthly.

As of March 31, 2023, the Company’s long-term borrowings consisted of $500.0 million in FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. There were no long-term borrowings as of December 31, 2022. The FHLB fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, future contractual principal payments and maturities of long-term borrowings were as follows:

Principal
(dollars in thousands)	Payments
2023	$—
2024	500,000
2025	—
2026	—
2027	—
Total	$500,000

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

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Three months ended March 31, 2023
Investment securities:
Unrealized net gains arising during the period	25,038	(6,679)	18,359
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,708	(3,123)	8,585
Net change in investment securities	36,746	(9,802)	26,944
Cash flow derivative hedges:
Unrealized net losses arising during the period	(442)	118	(324)
Reclassification of net losses included in net income	1,303	(348)	955
Net change in cash flow derivative hedges	861	(230)	631
Other comprehensive income	37,607	(10,032)	27,575
Accumulated other comprehensive loss at March 31, 2023	$(834,206)	$222,527	$(611,679)

		Income
	Pre-tax	Tax	Net of
(dollars in thousands)	Amount	Benefit	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Three months ended March 31, 2022
Investment securities:
Unrealized net losses arising during the period	(538,085)	143,534	(394,551)
Net change in investment securities	(538,085)	143,534	(394,551)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(1,716)	458	(1,258)
Net change in cash flow derivative hedges	(1,716)	458	(1,258)
Other comprehensive loss	(539,801)	143,992	(395,809)
Accumulated other comprehensive loss at March 31, 2022	$(705,768)	$188,266	$(517,502)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Income (Loss)
Three Months Ended March 31, 2023
Balance at beginning of period	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive income	—	18,359	8,585	631	27,575
Balance at end of period	$(5,431)	$(273,816)	$(328,361)	$(4,071)	$(611,679)

Three Months Ended March 31, 2022
Balance at beginning of period	$(24,390)	$(97,303)	$—	$—	$(121,693)
Other comprehensive loss	—	(394,551)	—	(1,258)	(395,809)
Balance at end of period	$(24,390)	$(491,854)	$—	$(1,258)	$(517,502)

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

The table below sets forth those ratios at March 31, 2023 and December 31, 2022:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2023:
Common equity tier 1 capital to risk-weighted assets	$1,945,199	11.97%	$1,932,081	11.89%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,945,199	11.97%	1,932,081	11.89%	6.00%	8.00%
Total capital to risk-weighted assets	2,128,520	13.09%	2,115,402	13.01%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,945,199	8.26%	1,932,081	8.21%	4.00%	5.00%

December 31, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,912,767	11.82%	$1,895,693	11.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,912,767	11.82%	1,895,693	11.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,090,502	12.92%	2,073,428	12.81%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,912,767	8.11%	1,895,693	8.04%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2023, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2023, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$8,464	$(5,681)	$267,500	$7,276	$(6,840)
Interest rate collars	200,000	267	(137)	200,000	491	(63)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,796,954	—	(30,043)	2,849,776	3,178	(42,365)
Visa derivative	93,312	—	(1,200)	121,013	—	(851)
Foreign exchange contracts	241	—	—	210	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of March 31, 2023 and December 31, 2022, the amount of initial margin cash collateral posted by the Company was $1.5 million and $1.2 million, respectively. As of March 31, 2023 and December 31, 2022, the variation margin was $30.0 million and $39.2 million, respectively.

As of March 31, 2023, the Company pledged $19.2 million in financial instruments and $1.5 million in cash and received $39.1 million in cash as collateral for interest rate swaps. As of December 31, 2022, the Company pledged $29.9 million in financial instruments and $1.2 million in cash and received $48.1 million in cash as collateral for interest rate swaps. As of March 31, 2023 and December 31, 2022, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At March 31, 2023 and December 31, 2022, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of March 31, 2023 and December 31, 2022, the interest rate swap had a positive fair value of $8.5 million and $7.3 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2023 and 2022:

	Gains (losses) recognized in	Three Months Ended
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2023	2022
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$1,189	$1,512
Recognized on hedged item	Loans and lease financing	(1,284)	(1,617)

As of March 31, 2023 and December 31, 2022, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$58,995	$60,189	$(8,505)	$(7,311)

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

As of March 31, 2023 and December 31, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $5.7 million and $6.8 million, respectively. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

The Company also utilized interest rate collars to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the collars (Secured Overnight Financing Rate, or “SOFR”) corresponds to the floating-rate nature of the interest receipts being hedged (based on 1-month USD LIBOR). Interest rate collars involve the payments of variable-rate amounts if the collar index exceeds the cap strike rate on the contract and receipts of variable-rate amounts if the collar index falls below the floor strike rate on the contract. No payments are required if the collar index falls between the cap and floor rates. By hedging with interest rate collars, the Company mitigates the adverse impact on interest income associated with possible future decreases in interest rates.

As of March 31, 2023 and December 31, 2022, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of March 31, 2023, these interest rate collars had a positive fair value of $0.3 million and a negative fair value of $0.1 million. As of December 31, 2022, these interest rate collars had a positive fair value of $0.5 million and a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(442)	$(1,716)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	1,303	—

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $5.7 million as a decrease to interest income from loans and lease financing. As of March 31, 2023, the maximum length of time over which forecasted transactions are hedged is approximately five years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Net gains (losses) recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2023	2022
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(378)	$—
Visa derivative	Other noninterest income	(1,963)	(1,480)
Foreign exchange contracts	Other noninterest income	—	6

As of March 31, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a negative fair value of $30.0 million. The Company received floating rates ranging from 5.14% to 7.66% and paid fixed rates ranging from 2.39% to 5.78%. The swaps mature between October 2023 and June 2040. As of December 31, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $3.2 million and a negative fair value of $42.4 million. The Company received floating rates ranging from 4.62% to 7.12% and paid fixed rates ranging from 2.39% to 6.13%. These swaps resulted in net interest expense of nil during both the three months ended March 31, 2023 and 2022.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.1 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5991. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $1.2 million and $0.9 million was included in the unaudited interim consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 17. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil and $0.1 million were recognized during the three months ended March 31, 2023 and 2022, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both March 31, 2023 and December 31, 2022, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2023 and December 31, 2022, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $89.7 million and $90.5 million at March 31, 2023 and December 31, 2022, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $8.6 million and $8.1 million at March 31, 2023 and December 31, 2022, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2023 have maturities ranging from April 2023 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,825,318	$6,760,395
Standby letters of credit	243,965	244,275
Commercial letters of credit	6,040	7,299

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

14. Revenue from Contracts with Customers

Revenue Recognition

In accordance with Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$108,920	$40,939	$17,388	$167,247

Service charges on deposit accounts	6,541	626	64	7,231
Credit and debit card fees	—	14,414	1,296	15,710
Other service charges and fees	6,171	420	513	7,104
Trust and investment services income	9,614	—	—	9,614
Other	239	1,317	1,649	3,205
Not in scope of Topic 606(1)	1,702	1,111	3,346	6,159
Total noninterest income	24,267	17,888	6,868	49,023
Total revenue	$133,187	$58,827	$24,256	$216,270
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended March 31, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$94,048	$35,088	$4,736	$133,872

Service charges on deposit accounts	6,650	346	505	7,501
Credit and debit card fees	—	13,026	1,216	14,242
Other service charges and fees	6,563	781	369	7,713
Trust and investment services income	8,883	—	—	8,883
Other	128	2,584	258	2,970
Not in scope of Topic 606(1)	1,091	1,918	(2,938)	71
Total noninterest income	23,315	18,655	(590)	41,380
Total revenue	$117,363	$53,743	$4,146	$175,252
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three months ended March 31, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years, which are being amortized over the term of the respective contracts. As of March 31, 2023 and December 31, 2022, the Company had contract liabilities of $2.5 million and $2.7 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2023, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million due to the passage of time. For the three months ended March 31, 2022, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2023 and December 31, 2022, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2023 and December 31, 2022. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three months ended March 31, 2023, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 221,000 antidilutive securities. For the three months ended March 31, 2022, the Company made no adjustments to net income for the purposes of computing earnings per share and there were no antidilutive securities. For the three months ended March 31, 2023 and 2022, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2023	2022
Numerator:
Net income	$66,818	$57,719

Denominator:
Basic: weighted-average shares outstanding	127,453,820	127,556,242
Add: weighted-average equity-based awards	579,992	564,884
Diluted: weighted-average shares outstanding	128,033,812	128,121,126

Basic earnings per share	$0.52	$0.45
Diluted earnings per share	$0.52	$0.45

16. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2023 and 2022:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2023	2022	2023	2022
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$—	$147	$215
Interest cost	Other noninterest expense	2,059	1,361	220	144
Expected return on plan assets	Other noninterest expense	(883)	(783)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	719	1,268	(379)	(101)
Total net periodic benefit cost		$1,895	$1,846	$(12)	$258

Leases

The Company recognized operating lease income related to lease payments of $1.6 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. In addition, the Company recognized $1.8 million and $1.6 million of lease income related to variable lease payments for the three months ended March 31, 2023 and 2022, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of March 31, 2023 and December 31, 2022, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2022, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5991. The Visa derivative of $1.2 million and $0.9 million was included in the unaudited interim consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below:

	Fair Value Measurements as of March 31, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$120,228	$—	$120,228
Government-sponsored enterprises debt securities	—	44,325	—	44,325
Mortgage-backed securities:
Residential - Government agency(1)	—	59,297	—	59,297
Residential - Government-sponsored enterprises(1)	—	1,132,254	—	1,132,254
Commercial - Government agency	—	235,071	—	235,071
Commercial - Government-sponsored enterprises	—	116,767	—	116,767
Commercial - Non-agency	—	21,133	—	21,133
Collateralized mortgage obligations:
Government agency	—	636,602	—	636,602
Government-sponsored enterprises	—	451,192	—	451,192
Collateralized loan obligations	—	237,411	—	237,411
Total available-for-sale securities	—	3,054,280	—	3,054,280
Other assets(2)	1,141	8,731	—	9,872
Liabilities
Other liabilities(3)	—	(35,861)	(1,200)	(37,061)
Total	$1,141	$3,027,150	$(1,200)	$3,027,091
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$150,982	$—	$150,982
Government-sponsored enterprises debt securities	—	44,301	—	44,301
Mortgage-backed securities:
Residential - Government agency(1)	—	59,723	—	59,723
Residential - Government-sponsored enterprises(1)	—	1,160,455	—	1,160,455
Commercial - Government agency	—	237,853	—	237,853
Commercial - Government-sponsored enterprises	—	119,573	—	119,573
Commercial - Non-agency	—	21,471	—	21,471
Collateralized mortgage obligations:
Government agency	—	653,322	—	653,322
Government-sponsored enterprises	—	462,132	—	462,132
Collateralized loan obligations	—	241,321	—	241,321
Total available-for-sale securities	—	3,151,133	—	3,151,133
Other assets(2)	5,376	10,945	—	16,321
Liabilities
Other liabilities(3)	—	(49,268)	(851)	(50,119)
Total	$5,376	$3,112,810	$(851)	$3,117,335
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(1,200)	Discounted Cash Flow	Expected Conversion Rate - 1.5991(1)	1.5514-1.5991
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(851)	Discounted Cash Flow	Expected Conversion Rate - 1.5991(1)	1.5514-1.5991
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(2)	The expected term of 3 months was based on the median of 0 to 6 months.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three months ended March 31, 2023 and 2022, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022 are summarized below:

	Visa Derivative
(dollars in thousands)	2023	2022
Three Months Ended March 31,
Balance as of January 1,	$(851)	$(5,530)
Total net losses included in other noninterest income	(1,963)	(1,480)
Settlements	1,614	1,216
Balance as of March 31,	$(1,200)	$(5,794)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of March 31,	$(1,963)	$(1,480)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$865,592	$253,705	$611,887	$—	$865,592
Investment securities held-to-maturity	4,261,361	—	3,824,478	—	3,824,478
Loans(1)	13,894,150	—	—	13,353,156	13,353,156

Financial liabilities:
Time deposits(2)	$2,587,402	$—	$2,546,680	$—	$2,546,680
Short-term borrowings	250,000	—	249,991	—	249,991
Long-term borrowings	500,000	—	498,537	—	498,537

	December 31, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$526,624	$297,502	$229,122	$—	$526,624
Investment securities held-to-maturity	4,320,639	—	3,814,822	—	3,814,822
Loans(1)	13,793,922	—	—	13,138,787	13,138,787

Financial liabilities:
Time deposits(2)	$2,476,050	$—	$2,423,231	$—	$2,423,231
Short-term borrowings	75,000	—	74,991	—	74,991
(1)	Excludes financing leases of $327.1 million at March 31, 2023 and $298.1 million at December 31, 2022.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $18.7 billion as of March 31, 2023 and $19.2 billion as of December 31, 2022.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of March 31, 2023 and December 31, 2022, the Company had $7.1 billion and $7.0 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $50.9 million and $48.5 million at March 31, 2023 and December 31, 2022, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of March 31, 2023 and December 31, 2022. Additionally, there were no nonrecurring fair value adjustments for both the three months ended March 31, 2023 and 2022.

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

Treasury and Other

Treasury consists of corporate asset and liability management activities including interest rate risk management. The segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short- and long-term borrowings and bank-owned properties. The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer-driven cross-border wires for business and personal reasons and management of bank-owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing, and Corporate and Regulatory Administration) provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2023
Net interest income	$108,920	$40,939	$17,388	$167,247
Provision for credit losses	(2,563)	(3,873)	(2,364)	(8,800)
Net interest income after provision for credit losses	106,357	37,066	15,024	158,447

Noninterest income	24,267	17,888	6,868	49,023
Noninterest expense	(75,843)	(27,770)	(14,954)	(118,567)
Income before provision for income taxes	54,781	27,184	6,938	88,903

Provision for income taxes	(13,266)	(6,330)	(2,489)	(22,085)
Net income	$41,515	$20,854	$4,449	$66,818

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2022
Net interest income	$94,048	$35,088	$4,736	$133,872
Benefit for credit losses	1,841	2,542	1,364	5,747
Net interest income after benefit for credit losses	95,889	37,630	6,100	139,619

Noninterest income	23,315	18,655	(590)	41,380
Noninterest expense	(70,220)	(26,505)	(7,317)	(104,042)
Income (loss) before (provision) benefit for income taxes	48,984	29,780	(1,807)	76,957

(Provision) benefit for income taxes	(12,150)	(7,253)	165	(19,238)
Net income (loss)	$36,834	$22,527	$(1,642)	$57,719

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular; a sustained period of high inflation; our dependence on the real estate markets in which we operate; risk arising from conditions in the commercial real estate market; concentration of exposures to certain asset classes and individual obligors; interest rate risk and fluctuations in interest rates; changes or the discontinuance of the London Interbank Offered Rate (“LIBOR”); the possibility of a decline in the value of the investment securities we own; the possibility of a deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, our ability to raise additional capital in the future; our ability to maintain, attract and retain customer relationships; our ability to attract and retain key personnel and other skilled employees; the effectiveness of our techniques for managing risk and our use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular; the effectiveness of the appraisals and other valuation techniques we use; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the possibility of employee misconduct or mistakes; changes in the actual or perceived soundness or condition of other financial institutions; consumer protection initiatives related to the foreclosure process; risks in connection with any sale of loans; the possibility that certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations; issues regarding the accuracy and completeness of information about customers and counterparties; risks associated with our accounting estimates and risk management processes and controls. changes in our accounting policies or in accounting standards; risks relating to the geographic concentration in our existing markets; risks relating to competition in a highly competitive industry and market area; the possibility that new lines of business, products, product enhancements or services may subject us to additional risks; a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them; technological change; future legislative or regulatory change; risks relating to our bank in times of stress; capital adequacy requirements; the possibility that we may not pay dividends on our common stock in the future; the possibility of rulemaking changes implemented by the CFPB; the possibility of litigation and regulatory actions; the possibility of increases in FDIC insurance premiums; the risk of non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations; risks regarding regulations relating to privacy, information security and data protection, and differences in regulation; risks relating to our use of third-party vendors and our other ongoing third-party business relationships; environmental liability risks associated with our bank branches and any real estate collateral we acquire upon foreclosure; the possibility of litigation pertaining to our fiduciary responsibilities; the impact of pandemics, epidemics or other health-related crises; the effects of severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events; volatility in our stock price; the possibility of future sales and issuances of our common stock; the possibility of unexpected tax liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions to facilitate FHI’s initial public offering; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy continues to reflect growth during the three months ended March 31, 2023. According to the Hawaii Department of Business, Economic Development & Tourism, the statewide seasonally adjusted unemployment rate was 3.5% at March 31, 2023 compared to 4.1% at March 31, 2022. Nationally, the seasonally adjusted unemployment rate was 3.5% at March 31, 2023 compared to 3.6% at March 31, 2022.

Domestic visitor arrivals have nearly returned to pre-pandemic levels. The average daily domestic passenger counts for the first three months of 2023 were approximately 96.8% of the average daily passenger counts during the first three months of 2019, according to the Hawaii Tourism Authority. Prior to the pandemic, tourists from Japan represented a significant portion of international visitors to the state. While below pre-pandemic levels, the number of visitors from Japan continue to increase as travel restrictions ease.

Both volume of real estate sales and housing prices decreased when comparing the first quarter of 2023 with the first quarter of 2022. According to the Honolulu Board of Realtors, the volume of single-family home sales decreased by 37%, while condominium sales decreased by 39%, as compared to the same period in 2022. The median price of a single-family home sold on Oahu in this quarter was $1,025,000, a decrease of 6.8% from the first quarter of 2022. The median price of a condominium sold on Oahu in this quarter was $500,000, a decrease of 2.0% from the first quarter of 2022. As of March 31, 2023, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.1 and 2.4 months, respectively.

Lastly, state general excise and use tax revenues increased by 12.1% for the three months ended March 31, 2023 as compared to the same period in 2022, according to the Hawaii Department of Business, Economic Development & Tourism.

Effect of Inflation, Changing Prices, and Recent Financial Events

The consolidated financial statements and related financial data presented in this Form 10-Q have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.

Inflationary conditions continue due to, among other factors, global supply chain disruptions, changes in the labor market and geopolitical tensions such as the ongoing conflict between Russia and Ukraine, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers.

Our operating costs have increased as inflationary conditions put upward pressure on the Company’s expenses. As virtually all of our assets and liabilities are monetary in nature, interest rates (which do not necessarily move in the same direction or the same extent as the prices of goods and services) generally have a more significant impact on our performance than do general levels of inflation. Rising interest rates may contribute to increased net interest margins and benefit our net interest income as our assets are expected to reprice faster and to a greater degree than our liabilities. Changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. In addition, changes in interest rates have had an impact, and may have a significant impact on (i) the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet and (ii) the level of loan refinancing activity in our portfolio, which impacts the amount of prepayment penalty income we receive on loans we hold. In addition, we may incur debt in the future, and that debt may also be sensitive to interest rates.

There also remains many uncertainties given the recent financial events in the banking sector. On March 12 and 13, 2023, following the closures of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (“FDIA”), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank. The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. Under the FDIA, the assessment may be on insured depository institutions, depository institution holding companies (with the concurrence of the Treasury Secretary), or both, as the FDIC determines to be appropriate. The FDIC has discretion with respect to the design and timeframe for any special assessment, and, under the FDIA, the FDIC may consider the types of entities that benefit from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate.  The timing, amount and allocation of the special assessment that will be imposed on banking organizations is uncertain, but the impact of the special assessment on our noninterest expense and results of operations may be material.

In addition, the closures of SVB and Signature Bank and adverse developments affecting other banks in March 2023 resulted in heightened levels of market activity and volatility. In light of volatility in the capital markets and economic disruptions, as well as potential further volatility if the U.S. Congress does not raise the debt ceiling, resulting in a default on its obligations, or otherwise, we continue to carefully monitor our capital and liquidity positions.

As of March 31, 2023, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 11.97%, compared to the minimum requirement of 4.50%. We continue to maintain high levels of liquidity. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

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

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2023	2022
Income Statement Data:
Interest income	$213,545	$136,621
Interest expense	46,298	2,749
Net interest income	167,247	133,872
Provision for credit losses	8,800	(5,747)
Net interest income after provision for credit losses	158,447	139,619
Noninterest income	49,023	41,380
Noninterest expense	118,567	104,042
Income before provision for income taxes	88,903	76,957
Provision for income taxes	22,085	19,238
Net income	$66,818	$57,719
Basic earnings per share	$0.52	$0.45
Diluted earnings per share	$0.52	$0.45
Basic weighted-average outstanding shares	127,453,820	127,556,242
Diluted weighted-average outstanding shares	128,033,812	128,121,126
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	50.00%	57.78%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.11%	2.42%
Efficiency ratio	54.46%	59.04%
Return on average total assets	1.10%	0.93%
Return on average tangible assets (non-GAAP)(2)	1.15%	0.97%
Return on average total stockholders' equity	11.78%	9.19%
Return on average tangible stockholders' equity (non-GAAP)(2)	20.78%	15.08%
Noninterest expense to average assets	1.96%	1.68%
		(continued)

(continued)	March 31,	December 31,
(dollars in thousands, except per share data)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$865,592	$526,624
Investment securities available-for-sale	3,054,280	3,151,133
Investment securities held-to-maturity	4,261,361	4,320,639
Loans and leases	14,221,272	14,092,012
Allowance for credit losses for loans and leases	147,122	143,900
Goodwill	995,492	995,492
Total assets	24,884,207	24,577,223
Total deposits	21,281,500	21,689,029
Short-term borrowings	250,000	75,000
Long-term borrowings	500,000	—
Total liabilities	22,555,195	22,308,218
Total stockholders' equity	2,329,012	2,269,005
Book value per share	$18.26	$17.82
Tangible book value per share (non-GAAP)(2)	$10.45	$10.00

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.10%	0.08%
Allowance for credit losses for loans and leases / total loans and leases	1.03%	1.02%
Net charge-offs / average total loans and leases(3)	0.09%	0.08%

	March 31,	December 31,
Capital Ratios:	2023	2022
Common Equity Tier 1 Capital Ratio	11.97%	11.82%
Tier 1 Capital Ratio	11.97%	11.82%
Total Capital Ratio	13.09%	12.92%
Tier 1 Leverage Ratio	8.26%	8.11%
Total stockholders' equity to total assets	9.36%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	5.58%	5.40%
(1)	Except for the efficiency ratio, amounts are annualized for the three months ended March 31, 2023 and 2022.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the three months ended March 31, 2023.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Income Statement Data:
Noninterest expense	$118,567	$104,042

Net income	$66,818	$57,719

Average total stockholders' equity	$2,299,422	$2,547,865
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,303,930	$1,552,373

Average total assets	$24,548,124	$25,080,453
Less: average goodwill	995,492	995,492
Average tangible assets	$23,552,632	$24,084,961

Return on average total stockholders' equity(a)	11.78%	9.19%
Return on average tangible stockholders' equity (non-GAAP)(a)	20.78%	15.08%

Return on average total assets(a)	1.10%	0.93%
Return on average tangible assets (non-GAAP)(a)	1.15%	0.97%

Noninterest expense to average assets(a)	1.96%	1.68%

	As of	As of
	March 31,	December 31,
(dollars in thousands, except share amount and per share data)	2023	2022
Balance Sheet Data:
Total stockholders' equity	$2,329,012	$2,269,005
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,333,520	$1,273,513

Total assets	$24,884,207	$24,577,223
Less: goodwill	995,492	995,492
Tangible assets	$23,888,715	$23,581,731

Shares outstanding	127,573,680	127,363,327

Total stockholders' equity to total assets	9.36%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.58%	5.40%

Book value per share	$18.26	$17.82
Tangible book value per share (non-GAAP)	$10.45	$10.00
(a)	Annualized for the three months ended March 31, 2023 and 2022.

Financial Highlights

Net income was $66.8 million for the three months ended March 31, 2023, an increase of $9.1 million or 16% as compared to the same period in 2022. Basic and diluted earnings per share were both $0.52 per share for the three months ended March 31, 2023, an increase of $0.07 per share or 16% as compared to the same period in 2022. The increase in net income was primarily due to a $33.4 million increase in net interest income driven by the rising interest rate environment and a $7.6 million increase in noninterest income. This was partially offset by a provision for credit losses (the “Provision”) of $8.8 million for the three months ended March 31, 2023, compared to a negative provision of $5.7 million for the three months ended March 31, 2022, in addition to a $14.5 million increase in noninterest expense and a $2.8 million increase in the provision for income taxes.

Our return on average total assets was 1.10% for the three months ended March 31, 2023, an increase of 17 basis points from the same period in 2022, and our return on average total stockholders’ equity was 11.78% for the three months ended March 31, 2023, an increase of 259 basis points from the same period in 2022. Our return on average tangible assets was 1.15% for the three months ended March 31, 2023, an increase of 18 basis points from the same period in 2022, and our return on average tangible stockholders’ equity was 20.78% for the three months ended March 31, 2023, an increase of 570 basis points, primarily due to higher losses in accumulated other comprehensive loss, from the same period in 2022. Our efficiency ratio was 54.46% for the three months ended March 31, 2023 compared to 59.04% for the same period in 2022.

Our results for the three months ended March 31, 2023 were highlighted by the following:

●	Net interest income was $167.2 million for the three months ended March 31, 2023, an increase of $33.4 million or 25% as compared to the same period in 2022. Our net interest margin was 3.11% for the three months ended March 31, 2023, an increase of 69 basis points as compared to the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher yields in our loan and lease portfolio and our investment securities portfolio, primarily attributable to the rising interest rate environment, partially offset by higher deposit funding costs compared to the same period in 2022.

●	The Provision was $8.8 million for the three months ended March 31, 2023, compared to a negative provision of $5.7 million for the same period in 2022. The Provision of $8.8 million for the three months ended March 31, 2023, was primarily due to increases in the provision for consumer loans and the provision for unfunded construction and home equity line commitments. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $49.0 million for the three months ended March 31, 2023, an increase of $7.6 million or 18% as compared to the same period in 2022. The increase was primarily due to a $5.5 million increase in Bank-owned life insurance (“BOLI”) income, a $1.4 million increase in credit and debit card fees and a $0.7 million increase in trust and investment services income.

●	Noninterest expense was $118.6 million for the three months ended March 31, 2023, an increase of $14.5 million or 14% compared to the same period in 2022. The increase in noninterest expense was primarily due to a $7.8 million increase in salaries and employee benefits, a $3.8 million increase in equipment expense, a $1.6 million increase in regulatory assessment and fees and a $1.2 million increase in card rewards program expense.

For the three months ended March 31, 2023, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 11.97% as of March 31, 2023, an increase of 15 basis points from December 31, 2022. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2023, partially offset by the dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets driven by an increase in loans and leases.

●	Total loans and leases were $14.2 billion as of March 31, 2023, an increase of $129.3 million or 1% from December 31, 2022. The increase in total loans and leases was primarily due to increases in construction loans, residential loans, commercial and industrial loans and lease financing. This was partially offset by decreases in consumer loans and commercial real estate loans.

●	The ACL was $147.1 million as of March 31, 2023, an increase of $3.2 million or 2% from December 31, 2022. The ratio of our ACL to total loans and leases outstanding was 1.03% as of March 31, 2023, an increase of one basis point compared to December 31, 2022.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. The total carrying value of our investment securities portfolio was $7.3 billion as of March 31, 2023, a decrease of $156.1 million or 2% from December 31, 2022. Maturities and payments on investment securities were used to fund loan growth and offset the decline in deposits.

●	Total deposits were $21.3 billion as of March 31, 2023, a decrease of $407.5 million or 2% from December 31, 2022. The decrease in total deposits was primarily due to a $209.5 million decrease in savings deposit balances, a $162.3 million decrease in demand deposit balances and a $147.1 million decrease in money market deposit balances, partially offset by a $111.4 million increase in time deposit balances.

●	Total short-term borrowings were $250.0 million as of March 31, 2023, compared to $75.0 million as of December 31, 2022. In addition, in March 2023, to enhance liquidity as a precaution in light of recent volatility in the banking sector, the Company took $500.0 million in Federal Home Loan Bank (“FHLB”) advances included in our long-term borrowings. For information with respect to the financial terms of such advances, see “ – Analysis of Financial Condition – Short-term and Long-term Borrowings.”

●	Total stockholders’ equity was $2.3 billion as of March 31, 2023, an increase of $60.0 million or 3% from December 31, 2022. The increase in stockholders’ equity was primarily due to earnings for the period of $66.8 million and net unrealized gains in our investment securities portfolio, net of tax, of $26.9 million, partially offset by dividends declared and paid to the Company’s stockholders of $33.1 million during the three months ended March 31, 2023.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2023 and 2022, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$299.6	$3.4	4.60%	$1,138.3	$0.6	0.20%
Available-for-Sale Investment Securities
Taxable	3,081.4	18.4	2.39	7,800.3	29.2	1.50
Non-Taxable	31.1	0.4	5.55	636.7	3.6	2.32
Held-to-Maturity Investment Securities
Taxable	3,683.8	15.7	1.70	—	—	—
Non-Taxable	612.2	4.1	2.74	—	—	—
Total Investment Securities	7,408.5	38.6	2.09	8,437.0	32.8	1.56
Loans Held for Sale	0.1	—	5.53	1.2	—	2.02
Loans and Leases (1)
Commercial and industrial	2,192.9	32.4	5.98	1,973.1	14.6	3.01
Commercial real estate	4,105.7	58.3	5.76	3,632.2	25.8	2.88
Construction	873.9	14.7	6.83	766.9	5.7	3.03
Residential:
Residential mortgage	4,307.0	38.4	3.57	4,111.0	34.8	3.38
Home equity line	1,074.9	8.7	3.27	891.6	5.5	2.48
Consumer	1,213.5	17.2	5.75	1,218.6	15.6	5.19
Lease financing	311.4	3.1	4.10	226.2	1.9	3.42
Total Loans and Leases	14,079.3	172.8	4.96	12,819.6	103.9	3.27
Other Earning Assets	85.8	0.2	0.76	67.1	0.2	1.31
Total Earning Assets (2)	21,873.3	215.0	3.97	22,463.2	137.5	2.47
Cash and Due from Banks	286.1			292.1
Other Assets	2,388.7			2,325.2
Total Assets	$24,548.1			$25,080.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,354.3	$13.9	0.89%	$6,668.4	$0.5	0.03%
Money Market	3,853.5	14.3	1.50	4,048.9	0.5	0.05
Time	2,515.6	15.1	2.44	1,748.5	1.7	0.39
Total Interest-Bearing Deposits	12,723.4	43.3	1.38	12,465.8	2.7	0.09
Federal Funds Purchased	67.1	0.7	4.43	—	—	—
Other Short-Term Borrowings	52.8	0.7	5.02	—	—	—
Long-Term Borrowings	105.5	1.2	4.52	—	—	—
Other Interest-Bearing Liabilities	42.8	0.4	4.27	—	—	—
Total Interest-Bearing Liabilities	12,991.6	46.3	1.45	12,465.8	2.7	0.09
Net Interest Income		$168.7			$134.8
Interest Rate Spread			2.52%			2.38%
Net Interest Margin			3.11%			2.42%
Noninterest-Bearing Demand Deposits	8,745.2			9,495.0
Other Liabilities	511.9			571.8
Stockholders' Equity	2,299.4			2,547.9
Total Liabilities and Stockholders' Equity	$24,548.1			$25,080.5
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.4 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended March 31, 2023
	Compared to March 31, 2022
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.7)	$3.5	$2.8
Available-for-Sale Investment Securities
Taxable	(23.0)	12.2	(10.8)
Non-Taxable	(5.5)	2.3	(3.2)
Held-to-Maturity Investment Securities
Taxable	15.7	—	15.7
Non-Taxable	4.1	—	4.1
Total Investment Securities	(8.7)	14.5	5.8
Loans and Leases
Commercial and industrial	1.8	16.0	17.8
Commercial real estate	3.7	28.8	32.5
Construction	0.9	8.1	9.0
Residential:
Residential mortgage	1.7	1.9	3.6
Home equity line	1.3	1.9	3.2
Consumer	(0.1)	1.7	1.6
Lease financing	0.8	0.4	1.2
Total Loans and Leases	10.1	58.8	68.9
Other Earning Assets	0.1	(0.1)	—
Total Change in Interest Income	0.8	76.7	77.5

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	13.4	13.4
Money Market	—	13.8	13.8
Time	1.0	12.4	13.4
Total Interest-Bearing Deposits	1.0	39.6	40.6
Federal Funds Purchased	0.7	—	0.7
Other Short-term Borrowings	0.7	—	0.7
Long-term Borrowings	1.2	—	1.2
Other Interest-Bearing Liabilities	0.4	—	0.4
Total Change in Interest Expense	4.0	39.6	43.6
Change in Net Interest Income	$(3.2)	$37.1	$33.9
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $168.7 million for the three months ended March 31, 2023, an increase of $33.9 million or 25% compared to the same period in 2022. Our net interest margin was 3.11% for the three months ended March 31, 2023, an increase of 69 basis points from the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rates environment and was primarily due to higher yields in our loan and lease portfolio and higher yields in our investment securities portfolio, partially offset by higher deposit funding costs during the three months ended March 31, 2023 compared to the same period in 2022. The yield on our loan and lease portfolio was 4.96% for the three months ended March 31, 2023, an increase of 169 basis points as compared to the same period in 2022. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans, commercial and industrial loans and construction loans, which are typically based on the LIBOR or SOFR as we continue to transition from LIBOR. The yield on our investment securities portfolio was 2.09% for the three months ended March 31, 2023, an increase of 53 basis points as compared to the same period in 2022, primarily due to an increase in interest rates. Deposit funding costs were $43.3 million for the three months ended March 31, 2023, an increase of $40.6 million compared to the same period in 2022 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 138 basis points for the three months ended March 31, 2023, an increase of 129 basis points compared to the same period in 2022, primarily due to increases in our savings, money market and time deposits.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2022 at 3.25% and increased a total of 425 basis points (25 basis points in March, 50 basis points in May, 75 basis points in each month of June, July, September and November, and 50 basis points in December) to end the year at 7.50%. During 2023, the prime rate increased 50 basis points (25 basis points in both February and March) to end the first quarter of 2023 at 8.00%. As noted above, our loan portfolio is also impacted by changes in the LIBOR and SOFR. At March 31, 2023, the one-month and three-month U.S. dollar LIBOR interest rates were 4.86% and 5.19%, respectively. At March 31, 2022, the one-month and three-month U.S. dollar LIBOR interest rates were 0.45% and 0.96%, respectively. At March 31, 2023, the one-month and three-month CME Term SOFR interest rates were 4.80% and 4.91%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2022 at 0.00% to 0.25%. During 2022, the federal funds rate increased 425 basis points to end the year at 4.25% to 4.50%. During 2023, the federal funds rate increased 50 basis points to end the first quarter at 4.75% to 5.00%.

Provision for Credit Losses

The Provision was $8.8 million for the three months ended March 31, 2023, compared to a negative provision for credit losses of $5.7 million for the same period in 2022. The Provision of $8.8 million for the three months ended March 31, 2023, was primarily due to increases in the provision for consumer loans and the provision for unfunded construction and home equity line commitments. The negative Provision in 2022 was primarily due to the release of the COVID-19 overlay in the residential portfolio, continued improvement in credit quality and moderate improvement in the economic outlook during the first quarter of 2022. We recorded net charge-offs of loans and leases of $3.2 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. This represented charge-offs of 0.09% and 0.08% of average loans and leases, on an annualized basis, for the three months ended March 31, 2023 and 2022, respectively. The ACL was $147.1 million as of March 31, 2023, an increase of $3.2 million or 2% from December 31, 2022 and represented 1.03% of total outstanding loans and leases as of March 31, 2023 compared to 1.02% of total outstanding loans and leases as of December 31, 2022. The reserve for unfunded commitments was $36.2 million as of March 31, 2023, compared to $33.8 million as of December 31, 2022. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the three months ended March 31, 2023 and 2022:

Noninterest Income				Table 5
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2023	2022	Change	Change
Service charges on deposit accounts	$7,231	$7,501	$(270)	(4)%
Credit and debit card fees	16,298	14,850	1,448	10
Other service charges and fees	9,162	9,654	(492)	(5)
Trust and investment services income	9,614	8,883	731	8
Bank-owned life insurance	5,120	(417)	5,537	n/m
Other	1,598	909	689	76
Total noninterest income	$49,023	$41,380	$7,643	18%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the three months ended March 31, 2023 to the same period in 2022.

Total noninterest income was $49.0 million for the three months ended March 31, 2023, an increase of $7.6 million or 18% as compared to the same period in 2022.

Service charges on deposit accounts were $7.2 million for the three months ended March 31, 2023, a decrease of $0.3 million or 4% as compared to the same period in 2022.

Credit and debit card fees were $16.3 million for the three months ended March 31, 2023, an increase of $1.4 million or 10% as compared to the same period in 2022. This increase was primarily due to a $1.4 million increase in interchange settlement fees and a $0.5 million increase in merchant service revenues, partially offset by a $0.6 million increase in network association dues.

Other service charges and fees were $9.2 million for the three months ended March 31, 2023, a decrease of $0.5 million or 5% as compared to the same period in 2022. This decrease was primarily due to a $0.3 million decrease in miscellaneous service fees.

Trust and investment services income was $9.6 million for the three months ended March 31, 2023, an increase of $0.7 million or 8% as compared to the same period in 2022. This increase was primarily due to a $0.9 million increase in business cash management fees, partially offset by a $0.2 million decrease in irrevocable trust fees.

BOLI income was $5.1 million for the three months ended March 31, 2023, an increase of $5.5 million as compared to the same period in 2022. This increase was primarily due to a $3.6 million increase in BOLI earnings and a $2.0 million increase in death benefit proceeds from life insurance policies.

Other noninterest income was $1.6 million for the three months ended March 31, 2023, an increase of $0.7 million or 76% as compared to the same period in 2022. This increase was primarily due to a $1.2 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and a $1.1 million increase in market adjustments on mutual funds purchased, partially offset by a $0.9 million decrease in customer-related interest rate swap fees and a $0.5 million increase in net losses recognized in income related to derivative contracts.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the three months ended March 31, 2023 and 2022:

Noninterest Expense				Table 6
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$56,032	$48,226	$7,806	16%
Contracted services and professional fees	16,313	17,147	(834)	(5)
Occupancy	7,782	7,410	372	5
Equipment	9,736	5,977	3,759	63
Regulatory assessment and fees	3,836	2,224	1,612	72
Advertising and marketing	1,994	2,028	(34)	(2)
Card rewards program	8,085	6,883	1,202	17
Other	14,789	14,147	642	5
Total noninterest expense	$118,567	$104,042	$14,525	14%

Total noninterest expense was $118.6 million for the three months ended March 31, 2023, an increase of $14.5 million or 14% as compared to the same period in 2022.

Salaries and employee benefits expense was $56.0 million for the three months ended March 31, 2023, an increase of $7.8 million or 16% as compared to the same period in 2022. This increase was primarily due to a $4.4 million increase in base salaries and related payroll taxes and a $4.2 million decrease in payroll and benefit costs being deferred as loan origination costs, partially offset by a $0.7 million decrease in incentive compensation.

Contracted services and professional fees were $16.3 million for the three months ended March 31, 2023, a decrease of $0.8 million or 5% as compared to the same period in 2022. This decrease was primarily due to a $3.3 million decrease in contracted data processing expenses and a $1.2 million decrease in audit, legal and consultant fees, partially offset by a $3.7 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $7.8 million for three months ended March 31, 2023, an increase of $0.4 million or 5% as compared to the same period in 2022. This increase was primarily due to a $0.6 million increase in utilities expense.

Equipment expense was $9.7 million for the three months ended March 31, 2023, an increase of $3.8 million or 63% as compared to the same period in 2022. This increase was primarily due to a $4.1 million increase in technology-related amortization and licensing and maintenance fees.

Regulatory assessment and fees were $3.8 million for the three months ended March 31, 2023, an increase of $1.6 million or 72% as compared to the same period in 2022. This increase was primarily due to a $1.6 million increase in the FDIC insurance assessment. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning with the first quarterly assessment period of 2023. During the second quarter of 2023, the FDIC is expected to issue a proposed rulemaking for public comment for a special assessment to replenish the deposit insurance fund after recent bank failures. The extent to which any such assessment will impact our future deposit insurance expense is currently uncertain.

Advertising and marketing expense was $2.0 million for the three months ended March 31, 2023, a minimal change as compared to the same period in 2022.

Card rewards program expense was $8.1 million for the three months ended March 31, 2023, an increase of $1.2 million or 17% as compared to the same period in 2022. This increase was primarily due to a $0.5 million increase in interchange fees paid to our credit card partners and a $0.5 million increase in credit card cash reward redemptions.

Other noninterest expense was $14.8 million for the three months ended March 31, 2023, an increase of $0.6 million or 5% as compared to the same period in 2022. This increase was primarily due to a $1.3 million increase in operational losses, partially offset by a $0.3 million expense related to the Company's Visa Class B restricted shares recorded during the three months ended March 31, 2022 and a $0.2 million decrease in supplies expense.

Provision for Income Taxes

The provision for income taxes was $22.1 million (an effective tax rate of 24.84%) for the three months ended March 31, 2023, compared with a provision for income taxes of $19.2 million (an effective tax rate of 25.00%) for the same period in 2022. The reduction in the effective tax rate was partially due to non-taxable BOLI income recognized during the three months ended March 31, 2023.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 7 summarizes net income from our business segments for the three months ended March 31, 2023 and 2022. Additional information about operating segment performance is presented in “Note 18. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income		Table 7
	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Retail Banking	$41,515	$36,834
Commercial Banking	20,854	22,527
Treasury and Other	4,449	(1,642)
Total	$66,818	$57,719

Retail Banking.  Our Retail Banking segment includes the financial products and services we provide to consumers and  small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings and time deposit accounts. Our Retail Banking segment also includes our wealth management services.

Net income for the Retail Banking segment was $41.5 million for the three months ended March 31, 2023, an increase of $4.7 million or 13% as compared to the same period in 2022. The increase in net income for the Retail Banking segment was primarily due to a $14.9 million increase in net interest income and a $1.0 million increase in noninterest income, partially offset by a $5.6 million increase in noninterest expense, a $1.1 million increase in the provision for income taxes and a Provision of $2.6 million for the three months ended March 31, 2023, compared to a negative Provision of $1.8 million for the three months ended March 31, 2022. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan spreads. The increase in noninterest income was primarily due to increases in trust and investment services income and net mortgage servicing rights income. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, regulatory assessment and fees, operational losses and occupancy expense, partially offset by lower overall expenses that were allocated to the Retail Banking segment. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in the Provision was primarily due to an increase in the provision for consumer loans.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $20.9 million for the three months ended March 31, 2023, a decrease of $1.7 million or 7% as compared to the same period in 2022. The decrease in net income for the Commercial Banking segment was primarily due to a Provision of $3.9 million for the three months ended March 31, 2023, compared to a negative Provision of $2.5 million for the three months ended March 31, 2022. The decrease in net income for the Commercial Banking segment was also due to a $1.3 million increase in noninterest expense, partially offset by a $5.9 million increase in net interest income. The increase in the Provision was primarily due to an increase in the provision for consumer loans. The increase in noninterest expense was primarily due to an increase in card rewards program expense, operational losses and contracted services and professional fees, partially offset by lower overall expenses that were allocated to the Commercial Banking segment. The increase in net interest income was primarily due to higher average commercial loan balances and spreads and higher deposit spreads, partially offset by a decrease in loan fees in our commercial and industrial portfolio from Paycheck Protection Program (“PPP”) loans.

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

Net income for the Treasury and Other segment was $4.5 million for the three months ended March 31, 2023, an increase of $6.1 million as compared to the same period in 2022. The increase in net income for the Treasury and Other segment was primarily due to a $12.7 million increase in net interest income and a $7.5 million increase in noninterest income. This was partially offset by a $7.6 million increase in noninterest expense, a $2.7 million increase in the provision for income taxes and a Provision of $2.4 million for the three months ended March 31, 2023, compared to a negative Provision of $1.4 million for the three months ended March 31, 2022. The increase in net interest income was primarily due to an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on our investment securities portfolio, partially offset by an increase in interest expense from public deposits. The increase in noninterest income was primarily due to an increase in BOLI income and income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions. The increase in noninterest expense was primarily due to increases in equipment expense, salaries and benefits expense and a lower credit allocation to the Treasury and Other segment. This was partially offset by a decrease in contracted services and professional fees. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in the Provision was primarily due to increases in the provision for unfunded construction and home equity line commitments.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of March 31, 2023 and December 31, 2022, cash and cash equivalents were $0.9 billion and $0.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $3.1 billion and $4.3 billion as of March 31, 2023, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $3.2 billion  and $4.3 billion as of December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae and Municipal Housing Authorities. As of March 31, 2023, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.3 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 8.1 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Our available-for-sale investment securities portfolio and our held-to-maturity investment securities portfolio could also be used to support borrowings through the Federal Reserve’s new Bank Term Funding Program (“BTFP”). Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to provide depository institutions with liquidity so as to avoid selling securities at market values below cost. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of March 31, 2023, we have borrowing capacity of $1.7 billion from the FHLB and $1.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.7 billion and $20.2 billion as of March 31, 2023 and December 31, 2022, respectively, which represented 93% of our total deposits as of both March 31, 2023 and December 31, 2022. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

In March 2023, to enhance liquidity as a precaution in light of recent volatility in the banking sector, the Bank took $500.0 million in FHLB advances.  For information with respect to the financial terms of such advances, see “ – Short-term and Long-term Borrowings.”

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

Our material cash requirements from our current and long-term contractual obligations have not changed materially since previously reported as of December 31, 2022. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next 12 months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $46.4 million and $47.2 million as of March 31, 2023 and December 31, 2022, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.4 billion as of both March 31, 2023 and December 31, 2022. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2023, there was one residential mortgage loan repurchase totaling $0.2 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2023, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2023.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2023, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2023, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the consolidated financial statements.

See “Note 13. Commitments and Contingent Liabilities” contained in our unaudited interim consolidated financial statements for more information on our financial instruments with off-balance sheet risk.

Investment Securities

Table 8 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of March 31, 2023 and December 31, 2022:

Investment Securities		Table 8
	March 31,	December 31,
(dollars in thousands)	2023	2022
U.S. Treasury and government agency debt securities	$120,228	$150,982
Government-sponsored enterprises debt securities	44,325	44,301
Mortgage-backed securities:
Residential - Government agency	59,297	59,723
Residential - Government-sponsored enterprises	1,132,254	1,160,455
Commercial - Government agency	235,071	237,853
Commercial - Government-sponsored enterprises	116,767	119,573
Commercial - Non-agency	21,133	21,471
Collateralized mortgage obligations:
Government agency	636,602	653,322
Government-sponsored enterprises	451,192	462,132
Collateralized loan obligations	237,411	241,321
Total available-for-sale securities	$3,054,280	$3,151,133

Government agency debt securities	$54,386	$54,318
Mortgage-backed securities:
Residential - Government agency	45,860	46,302
Residential - Government-sponsored enterprises	104,868	106,534
Commercial - Government agency	30,606	30,544
Commercial - Government-sponsored enterprises	1,147,009	1,150,449
Collateralized mortgage obligations:
Government agency	1,060,910	1,080,492
Government-sponsored enterprises	1,763,805	1,798,178
Debt securities issued by states and political subdivisions	53,917	53,822
Total held-to-maturity securities	$4,261,361	$4,320,639

Table 9 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of March 31, 2023:

Maturities and Weighted-Average Yield on Securities(1)											Table 9
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2023
Available-for-sale securities
U.S. Treasury and government agency debt securities	$19.8	1.53%	$40.5	1.97%	$70.6	1.03%	$—	—%	$130.9	1.40%	$120.2
Government-sponsored enterprises debt securities	25.0	3.30	20.0	3.33	—	—	—	—	45.0	3.31	44.3
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	65.3	2.33	—	—	65.3	2.33	59.3
Residential - Government-sponsored enterprises(2)	—	—	1,146.2	1.65	129.9	1.55	—	—	1,276.1	1.64	1,132.3
Commercial - Government agency(2)	4.5	3.19	241.8	1.88	34.7	1.75	—	—	281.0	1.88	235.1
Commercial - Government-sponsored enterprises(2)	16.2	2.94	109.8	2.58	—	—	—	—	126.0	2.62	116.8
Commercial - Non-agency	—	—	—	—	—	—	22.0	5.81	22.0	5.81	21.1
Collateralized mortgage obligations(2):
Government agency	6.5	1.80	321.8	2.01	386.7	1.79	—	—	715.0	1.89	636.6
Government-sponsored enterprises	1.6	2.05	325.3	1.29	189.6	1.95	—	—	516.5	1.54	451.2
Collateralized loan obligations	—	—	—	—	107.0	6.34	142.9	6.01	249.9	6.15	237.4
Total available-for-sale securities as of March 31, 2023	$73.6	2.58%	$2,205.4	1.74%	$983.8	2.26%	$164.9	5.99%	$3,427.7	2.11%	$3,054.3
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$54.4	1.57%	$54.4	1.57%	$49.7
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	45.9	2.15	—	—	45.9	2.15	40.1
Residential - Government-sponsored enterprises	—	—	—	—	53.4	1.63	51.5	1.53	104.9	1.58	93.3
Commercial - Government agency	—	—	6.2	1.60	24.4	2.00	—	—	30.6	1.92	25.1
Commercial - Government-sponsored enterprises	—	—	39.5	0.96	510.1	1.78	597.4	2.24	1,147.0	1.99	1,030.1
Collateralized mortgage obligations(2):
Government agency	—	—	17.3	1.17	915.0	1.40	128.6	1.36	1,060.9	1.39	956.3
Government-sponsored enterprises	—	—	214.7	1.56	1,444.5	1.48	104.6	1.43	1,763.8	1.49	1,582.8
Debt securities issued by state and political subdivisions	—	—	—	—	10.2	2.08	43.7	2.32	53.9	2.27	47.1
Total held-to-maturity securities as of March 31, 2023	$—	—%	$277.7	1.45%	$3,003.5	1.52%	$980.2	1.97%	$4,261.4	1.62%	$3,824.5
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $7.3 billion as of March 31, 2023, a decrease of $156.1 million or 2% compared to December 31, 2022. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the year ended December 31, 2022, we reclassified at fair value $4.6 billion in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the three months ended March 31, 2023.

As of March 31, 2023, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.9 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.9 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $237.4 million in collateralized loan obligations, $218.9 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $53.9 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.1 million as of both March 31, 2023 and December 31, 2022. Gross unrealized losses in our investment securities portfolio were $810.4 million and $904.3 million as of March 31, 2023 and December 31, 2022, respectively. The decrease in unrealized loss in our investment securities portfolio was primarily due to lower market interest rates as of March 31, 2023, relative to December 31, 2022, resulting in a higher valuation. Additionally, the decrease in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three months ended March 31, 2023, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of March 31, 2023, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of March 31, 2023 and December 31, 2022, we held $42.1 million and $10.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 10 presents the composition of our loan and lease portfolio by major categories as of March 31, 2023 and December 31, 2022:

Loans and Leases		Table 10
	March 31,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$2,254,506	$2,217,604
Paycheck Protection Program loans	13,826	18,293
Total commercial and industrial	2,268,332	2,235,897
Commercial real estate	4,106,200	4,132,309
Construction	913,959	844,643
Residential:
Residential mortgage	4,318,742	4,302,788
Home equity line	1,095,365	1,055,351
Total residential	5,414,107	5,358,139
Consumer	1,191,552	1,222,934
Lease financing	327,122	298,090
Total loans and leases	$14,221,272	$14,092,012

Total loans and leases were $14.2 billion as of March 31, 2023, an increase of $129.3 million or 1% from December 31, 2022. The increase in total loans and leases was primarily due to increases in commercial and industrial loans, construction loans, residential real estate loans and lease financing, partially offset by decreases in commercial real estate loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.3 billion as of March 31, 2023, an increase of $32.4 million or 2% from December 31, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.1 billion as of March 31, 2023, a decrease of $26.1 million or 1% from December 31, 2022.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $914.0 million as of March 31, 2023, an increase of $69.3 million or 8% from December 31, 2022. The increase in construction loans was primarily due to draws on existing lines during the three months ended March 31, 2023.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months, after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year, after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.4 billion as of March 31, 2023, an increase of $56.0 million or 1% from December 31, 2022.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of March 31, 2023, a decrease of $31.4 million or 3% from December 31, 2022.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $327.1 million as of March 31, 2023, an increase of $29.0 million or 10% from December 31, 2022. The increase was primarily due to the closing of several large lease transactions during the three months ended March 31, 2023.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to SOFR, LIBOR and Prime, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 11 presents the recorded investment in our loan and lease portfolio as of March 31, 2023 by rate type:

Loans and Leases by Rate Type										Table 11
	March 31, 2023
	Adjustable Rate							Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	SOFR	BSBY	Other	Total	Rate	Rate	Total
Commercial and industrial	$343,631	$404,529	$—	$726,777	$107,891	$353,723	$1,936,551	$30,370	$301,411	$2,268,332
Commercial real estate	421,917	1,189,198	—	1,060,469	122,066	816,875	3,610,525	134,075	361,600	4,106,200
Construction	88,312	299,694	14	315,347	55,365	24,835	783,567	9,761	120,631	913,959
Residential:
Residential mortgage	28,012	105,524	26,026	146,564	—	69,503	375,629	436,263	3,506,850	4,318,742
Home equity line	1,108	—	92	—	—	—	1,200	837,686	256,479	1,095,365
Total residential	29,120	105,524	26,118	146,564	—	69,503	376,829	1,273,949	3,763,329	5,414,107
Consumer	308,222	—	1,051	—	—	1,234	310,507	3,738	877,307	1,191,552
Lease financing	—	—	—	—	—	—	—	—	327,122	327,122
Total loans and leases	$1,191,202	$1,998,945	$27,183	$2,249,157	$285,322	$1,266,170	$7,017,979	$1,451,893	$5,751,400	$14,221,272

% by rate type at March 31, 2023	8%	14%	1%	16%	2%	9%	50%	10%	40%	100%

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2023 and December 31, 2022:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$965,102	$1,197,133	$78,994	$27,103	$2,268,332
Commercial real estate	2,260,362	1,464,493	381,345	—	4,106,200
Construction	397,849	504,256	11,854	—	913,959
Residential:
Residential mortgage	4,169,017	444	149,281	—	4,318,742
Home equity line	1,056,781	378	38,206	—	1,095,365
Total residential	5,225,798	822	187,487	—	5,414,107
Consumer	849,846	39,178	300,154	2,374	1,191,552
Lease financing	113,100	196,870	17,152	—	327,122
Total Loans and Leases	$9,812,057	$3,402,752	$976,986	$29,477	$14,221,272
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$917,232	$1,192,766	$98,601	$27,298	$2,235,897
Commercial real estate	2,306,075	1,435,512	390,722	—	4,132,309
Construction	361,899	475,744	7,000	—	844,643
Residential:
Residential mortgage	4,152,272	452	150,064	—	4,302,788
Home equity line	1,020,538	—	34,813	—	1,055,351
Total residential	5,172,810	452	184,877	—	5,358,139
Consumer	877,550	41,647	300,324	3,413	1,222,934
Lease financing	90,755	193,423	13,912	—	298,090
Total Loans and Leases	$9,726,321	$3,339,544	$995,436	$30,711	$14,092,012
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 14 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of March 31, 2023:

Maturities for Loan and Lease Portfolio(1)					Table 14
	March 31, 2023
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$816,698	$1,066,543	$308,474	$76,617	$2,268,332
Commercial real estate	484,860	1,963,569	1,637,502	20,269	4,106,200
Construction	338,001	475,530	86,300	14,128	913,959
Residential:
Residential mortgage	28,884	37,549	463,439	3,788,870	4,318,742
Home equity line	14,604	116,267	175,815	788,679	1,095,365
Total residential	43,488	153,816	639,254	4,577,549	5,414,107
Consumer	140,623	794,180	256,749	—	1,191,552
Lease financing	8,361	166,705	127,207	24,849	327,122
Total Loans and Leases	$1,832,031	$4,620,343	$3,055,486	$4,713,412	$14,221,272

Total of loans and leases with:
Adjustable interest rates	$1,641,805	$3,352,296	$1,740,408	$283,470	$7,017,979
Hybrid interest rates	44,083	171,488	169,459	1,066,863	1,451,893
Fixed interest rates	146,143	1,096,559	1,145,619	3,363,079	5,751,400
Total Loans and Leases	$1,832,031	$4,620,343	$3,055,486	$4,713,412	$14,221,272
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

The following tables and discussion address non-performing assets and loans and leases that are 90 days past due but are still accruing interest.

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2023 and December 31, 2022:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2023	2022
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,158	$1,215
Commercial real estate	727	727
Total Commercial Loans	1,885	1,942
Residential Loans:
Residential mortgage	6,896	6,166
Home equity line	4,903	3,797
Total Residential Loans	11,799	9,963
Total Non-Accrual Loans and Leases	13,684	11,905
Other Real Estate Owned ("OREO")	91	91
Total Non-Performing Assets	$13,775	$11,996

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$461	$291
Commercial real estate	1,346	—
Construction	102	—
Total Commercial Loans	1,909	291
Residential mortgage	58	58
Consumer	2,502	2,885
Total Accruing Loans and Leases Past Due 90 Days or More	$4,469	$3,234

Total Loans and Leases	$14,221,272	$14,092,012

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.10%	0.09%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.13%	0.11%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2023 and 2022:

Non-Performing Assets		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$11,996	$7,257
Additions	3,233	2,461
Reductions
Payments	(350)	(434)
Return to accrual status	(968)	(278)
Sales of other real estate owned	—	(175)
Charge-offs/write-downs	(136)	(230)
Total Reductions	(1,454)	(1,117)
Balance at end of period	$13,775	$8,601

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

Total NPAs were $13.8 million as of March 31, 2023, an increase of $1.8 million or 15% from December 31, 2022. The ratio of our NPAs to total loans and leases and OREO was 0.10% and 0.09% as of March 31, 2023 and December 31, 2022, respectively. The increase in NPAs during the three months ended March 31, 2023, was due to increases in home equity line non-accrual loans of $1.1 million and residential mortgage non-accrual loans of $0.7 million, partially offset by a decrease in commercial and industrial non-accrual loans of $0.1 million.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2023, residential mortgage non-accrual loans were $6.9 million, an increase of $0.7 million or 12% from December 31, 2022. This increase was primarily due to additions of residential mortgage non-accrual loans totaling $0.9 million, partially offset by payments of $0.2 million. As of March 31, 2023, our residential mortgage non-accrual loans were comprised of 38 loans with a weighted average current LTV ratio of 36%.

As of March 31, 2023, home equity line non-accrual loans were $4.9 million, an increase of $1.1 million or 29% from December 31, 2022. This increase was primarily due to additions in home equity lines totaling $2.3 million, partially offset by returns to accrual of $1.0 million, payments of $0.1 million and charge-offs of $0.1 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both March 31, 2023 and December 31, 2022, OREO was $0.1 million which comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.5 million as of March 31, 2023, an increase of $1.2 million or 38%, as compared to December 31, 2022. This increase was primarily due to increases in commercial real estate loans of $1.3 million, commercial and industrial loans of $0.2 million and construction loans of $0.1 million, partially offset by a decrease in consumer loans of $0.4 million, that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 17 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 17
	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at Beginning of Period	$177,735	$187,584
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(791)	(706)
Residential Loans:
Residential mortgage	(122)	—
Home equity line	(135)	(43)
Total Residential Loans	(257)	(43)
Consumer	(4,782)	(4,109)
Total Loans and Leases Charged-Off	(5,830)	(4,858)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	246	53
Commercial real estate	—	14
Total Commercial Loans	246	67
Residential Loans:
Residential mortgage	27	16
Home equity line	177	28
Total Residential Loans	204	44
Consumer	2,166	2,148
Total Recoveries on Loans and Leases Previously Charged-Off	2,616	2,259
Net Loans and Leases Charged-Off	(3,214)	(2,599)
Provision for Credit Losses	8,800	(5,747)
Balance at End of Period	$183,321	$179,238
Components:
Allowance for Credit Losses	$147,122	$150,280
Reserve for Unfunded Commitments	36,199	28,958
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$183,321	$179,238
Average Loans and Leases Outstanding	$14,079,337	$12,819,612
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.09%	0.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.03%	1.17%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	10.75x	17.47x
(1)	Annualized for the three months ended March 31, 2023 and 2022.

Tables 18 and 19 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2023 and December 31, 2022:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 18
	March 31, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,038	0.62%	15.95%
Commercial real estate	40,311	0.98	28.86
Construction	6,473	0.71	6.43
Lease financing	1,481	0.45	2.31
Total commercial	62,303	0.82	53.55
Residential mortgage	34,320	0.79	30.37
Home equity line	9,341	0.85	7.70
Total residential	43,661	0.81	38.07
Consumer	41,158	3.45	8.38
Total	$147,122	1.03%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,564	0.65%	15.87%
Commercial real estate	43,810	1.06	29.31
Construction	5,843	0.69	5.99
Lease financing	1,551	0.52	2.13
Total commercial	65,768	0.88	53.30
Residential mortgage	35,175	0.82	30.53
Home equity line	8,296	0.79	7.49
Total residential	43,471	0.81	38.02
Consumer	34,661	2.83	8.68
Total	$143,900	1.02%	100.00%

Table 20 presents the net charge-offs (recoveries) to average loans and leases by category during the three months ended March 31, 2023 and 2022:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)		Table 20
	Three Months Ended March 31,
	2023	2022
Commercial and industrial	0.10%	0.13%
Commercial real estate	—	—
Construction	—	—
Lease financing	—	—
Total commercial	0.03	0.04
Residential mortgage	0.01	—
Home equity line	(0.02)	0.01
Total residential	—	—
Consumer	0.87	0.65
Total loans and leases	0.09%	0.08%
(1)	Annualized for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the ACL was $147.1 million or 1.03% of total loans and leases outstanding, compared with an ACL of $143.9 million or 1.02% of total loans and leases outstanding as of December 31, 2022. The reserve for unfunded commitments was $36.2 million as of March 31, 2023, compared to $33.8 million as of December 31, 2022.

Net charge-offs of loans and leases were $3.2 million or 0.09% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2023, compared to net charge-offs of $2.6 million or 0.08% for the three months ended March 31, 2022. Net charge-offs in our commercial lending portfolio were $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022. Net charge-offs in our residential lending portfolio were $0.1 million and nil for the three months ended March 31, 2023 and 2022. Net charge-offs in our consumer lending portfolio were $2.6 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of March 31, 2023 and December 31, 2022. Furthermore, as of March 31, 2023, while the allocation of our ACL to the commercial portfolio segment was lower as compared to December 31, 2022, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2023 and December 31, 2022. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three months ended March 31, 2023. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $796.4 million as of March 31, 2023, a decrease of $0.6 million from December 31, 2022. The change in other assets was primarily due to decreases of $23.1 million in current tax receivables and deferred tax assets, $6.4 million in prepaid assets and $6.2 million in LIHTC investments, partially offset by an increase of $32.0 million in FHLB stock.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of March 31, 2023 and December 31, 2022:

Deposits		Table 21
	March 31,	December 31,
(dollars in thousands)	2023	2022
U.S.:
Demand	$7,800,992	$7,978,046
Savings	5,760,384	5,957,368
Money Market	3,548,999	3,714,244
Time	2,371,775	2,265,163
Foreign(1):
Demand	901,353	886,600
Savings	413,014	425,542
Money Market	269,356	251,179
Time	215,627	210,887
Total Deposits(2)	$21,281,500	$21,689,029
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.8 billion as of March 31, 2023, a decrease of $107.8 million or 6% compared to December 31, 2022.

Total deposits were $21.3 billion as of March 31, 2023, a decrease of $407.5 million or 2% from December 31, 2022. The decrease in deposit balances stemmed primarily from a $164.2 million decrease in non-public demand deposit balances, a $147.1 million decrease in non-public money market deposit balances and a $112.5 million decrease in public savings deposit balances. These decreases were partially offset by a $108.5 million increase in non-public time deposit balances.

As of March 31, 2023 and December 31, 2022, the amount of uninsured deposits that exceeded FDIC insurance limits were estimated to be $10.7 billion, or 50% of total deposits, and $11.1 billion, or 51% of total deposits, respectively. At March 31, 2023 and December 31, 2022, the Company had $1.8 billion and $1.9 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of March 31, 2023 and December 31, 2022, the amount of uninsured deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $8.9 billion, or 42% of total deposits, and $9.2 billion, or 42% of total deposits, respectively. As of March 31, 2023 and December 31, 2022, deposit accounts above $250,000 were estimated to be $12.8 billion and $13.3 billion, respectively.

Table 22 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of March 31, 2023:

Uninsured Time Deposits	Table 22
(dollars in thousands)	March 31, 2023
Three months or less	$450,559
Over three through six months	574,314
Over six through twelve months	407,921
Over twelve months	89,830
Total(1)	$1,522,624
(1)	Includes $0.9 billion in public time deposits.

Short-term and Long-term Borrowings

As of March 31, 2023, short-term borrowings consisted of a $250.0 million short-term FHLB repo advance with a 5.00% annual interest rate that matured in April 2023. As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023.

Long-term borrowings were $500.0 million as of March 31, 2023. The Company’s long-term borrowings consisted of $500.0 million in FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. There were no long-term borrowings as of December 31, 2022. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of March 31, 2023 and December 31, 2022, the available remaining borrowing capacity with the FHLB was $1.7 billion and $2.5 billion, respectively. The FHLB repo advance, fixed-rate advances and remaining borrowing capacity were secured by residential real estate loan collateral as of March 31, 2023 and December 31, 2022.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $93.7 million as of March 31, 2023, a nominal decrease from December 31, 2022. This decrease was primarily due to net periodic benefit costs for the three months ended March 31, 2023 of $1.9 million, offset by payments of $2.1 million.

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

As of March 31, 2023, the Company’s capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2023 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 11.97% as of March 31, 2023, an increase of 15 basis points from December 31, 2022. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2023, partially offset by the dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets driven by an increase in loans and leases.

Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2023	2022
Stockholders' Equity	$2,329,012	$2,269,005
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(611,679)	(639,254)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,945,199	$1,912,767
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	183,321	177,735
Total Capital	$2,128,520	$2,090,502
Risk-Weighted Assets	$16,255,194	$16,182,743

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.97%	11.82%
Tier 1 Capital Ratio	11.97%	11.82%
Total Capital Ratio	13.09%	12.92%
Tier 1 Leverage Ratio	8.26%	8.11%

Total stockholders’ equity was $2.3 billion as of March 31, 2023, an increase of $60.0 million or 3% from December 31, 2022. The increase in stockholders’ equity was primarily due to earnings for the period of $66.8 million, net unrealized gains in our investment securities portfolio, net of tax, of $26.9 million, partially offset by dividends declared and paid to the Company’s stockholders of $33.1 million during the three months ended March 31, 2023.

In January 2023, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2023. As of March 31, 2023, $40.0 million remained of the $40.0 million total repurchase amount authorized under the stock repurchase program for 2023. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In April 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on June 2, 2023 to shareholders of record at the close of business on May 22, 2023.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2023, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $376,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

Consumer lending is further categorized into the following classes of loans: credit cards, automobile loans and other consumer-related installment loans. Consumer loans are either unsecured or secured by the borrower’s personal assets. The average loan size is generally small, and risk is diversified among many borrowers. We offer a wide array of credit cards for business and personal use. In general, our customers are attracted to our credit card offerings on the basis of price, credit limit, reward programs and other product features. Credit card underwriting decisions are generally based on repayment ability of our borrower via DTI ratios, credit bureau information, including payment history, debt burden and credit scores, such as FICO, and analysis of financial capacity. Automobile lending activities include loans and leases secured by new or used automobiles. We originate the majority of our automobile loans and leases on an indirect basis through selected dealerships. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity and repayment ability, credit history and the ability to meet existing obligations and payments on the proposed loan or lease. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured. Installment loans consist of open and closed end facilities for personal and household purchases. We seek to maintain reasonable levels of risk in installment lending by following prudent underwriting guidelines which include an evaluation of personal credit history and cash flow.

In addition to geographic concentration risk, we also monitor our exposure to industry risk. While the Bank, our customers and our results of operations could be adversely impacted by events affecting the tourism industry, we also monitor our other industry exposures, including, but not limited to, our exposures in the oil, gas and energy industries. As of March 31, 2023 and December 31, 2022, we did not have material exposures to customers in the oil, gas and energy industries.

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

Table 24 presents, for the twelve months subsequent to March 31, 2023 and December 31, 2022, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2023 and December 31, 2022 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 24
	Static Forecast	Static Forecast
	March 31, 2023	December 31, 2022
Gradual Change in Interest Rates (basis points)
+100	3.6%	3.2%
+50	1.8	1.6
(50)	(1.9)	(1.7)
(100)	(3.8)	(3.4)

Immediate Change in Interest Rates (basis points)
+100	6.4%	5.8%
+50	3.2	2.9
(50)	(3.4)	(3.1)
(100)	(6.9)	(6.3)

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

Under the static balance sheet forecast as of March 31, 2023, our net interest income sensitivity profile is higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2022. The sensitivity outcomes described above are primarily due to the impact of holding a larger federal funds position as of March 31, 2023 as compared with December 31, 2022. A larger federal funds position has the effect of enhancing the impact of higher interest rate scenarios.

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

Limitations of Market Risk Measures

The results of our simulation analyses are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated if we experience a net outflow of deposits or if our mix of assets and liabilities otherwise changes. For example, while we maintain relatively high levels of liquidity, a faster than expected withdrawal of deposits out of the bank may cause us to seek higher cost sources of funding. Actual results could also differ from those projected if we experience substantially different prepayment speeds in our loan portfolio than those assumed in the simulation analyses. Finally, these simulation results do not consider all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

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

For a further discussion of the various risks the Company faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—Certain of our businesses, our funding and financial products may be adversely affected by changes or the discontinuance of LIBOR” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023 contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Date: May 8, 2023		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer