Form 10-Q
period 2023-06-30
FIRST HAWAIIAN, INC.
filed 2023-08-07
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,609,611 shares of Common Stock, par value $0.01 per share, were outstanding as of July 31, 2023.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Interest income
Loans and lease financing	$185,340	$111,916	$357,679	$215,648
Available-for-sale investment securities	18,094	16,643	36,782	48,750
Held-to-maturity investment securities	18,282	18,289	37,239	18,289
Other	7,489	2,896	11,050	3,678
Total interest income	229,205	149,744	442,750	286,365
Interest expense
Deposits	58,071	4,597	101,355	7,346
Short-term and long-term borrowings	10,656	—	13,219	—
Other	539	—	990	—
Total interest expense	69,266	4,597	115,564	7,346
Net interest income	159,939	145,147	327,186	279,019
Provision for credit losses	5,000	1,000	13,800	(4,747)
Net interest income after provision for credit losses	154,939	144,147	313,386	283,766
Noninterest income
Service charges on deposit accounts	7,246	6,843	14,477	14,344
Credit and debit card fees	15,461	17,056	31,759	31,906
Other service charges and fees	9,056	9,018	18,218	18,672
Trust and investment services income	9,448	8,759	19,062	17,642
Bank-owned life insurance	3,271	(859)	8,391	(1,276)
Other	2,866	3,320	4,464	4,229
Total noninterest income	47,348	44,137	96,371	85,517
Noninterest expense
Salaries and employee benefits	57,904	49,902	113,936	98,128
Contracted services and professional fees	17,498	18,617	33,811	35,764
Occupancy	7,554	7,334	15,336	14,744
Equipment	11,000	7,754	20,736	13,731
Regulatory assessment and fees	3,676	2,301	7,512	4,525
Advertising and marketing	1,891	1,994	3,885	4,022
Card rewards program	7,681	7,285	15,766	14,168
Other	13,677	13,988	28,466	28,135
Total noninterest expense	120,881	109,175	239,448	213,217
Income before provision for income taxes	81,406	79,109	170,309	156,066
Provision for income taxes	18,964	19,749	41,049	38,987
Net income	$62,442	$59,360	$129,260	$117,079
Basic earnings per share	$0.49	$0.46	$1.01	$0.92
Diluted earnings per share	$0.49	$0.46	$1.01	$0.91
Basic weighted-average outstanding shares	127,591,371	127,672,244	127,522,975	127,614,564
Diluted weighted-average outstanding shares	127,832,351	128,014,777	127,901,225	128,108,630

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$62,442	$59,360	$129,260	$117,079
Other comprehensive (loss) income, net of tax:
Net change in investment securities	(705)	(52,371)	26,239	(446,922)
Net change in cash flow derivative hedges	(352)	(1,584)	279	(2,842)
Other comprehensive (loss) income	(1,057)	(53,955)	26,518	(449,764)
Total comprehensive income (loss)	$61,385	$5,405	$155,778	$(332,685)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2023	2022
Assets
Cash and due from banks	$318,333	$297,502
Interest-bearing deposits in other banks	239,798	229,122
Investment securities:
Available-for-sale, at fair value (amortized cost: $3,296,825 as of June 30, 2023 and $3,549,599 as of December 31, 2022)	2,909,372	3,151,133
Held-to-maturity, at amortized cost (fair value: $3,697,261 as of June 30, 2023 and $3,814,822 as of December 31, 2022)	4,180,408	4,320,639
Loans and leases	14,362,832	14,092,012
Less: allowance for credit losses	148,581	143,900
Net loans and leases	14,214,251	13,948,112

Premises and equipment, net	277,817	280,355
Other real estate owned and repossessed personal property	—	91
Accrued interest receivable	80,710	78,194
Bank-owned life insurance	476,177	473,067
Goodwill	995,492	995,492
Mortgage servicing rights	6,072	6,562
Other assets	813,136	796,954
Total assets	$24,511,566	$24,577,223
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$12,911,539	$12,824,383
Noninterest-bearing	8,166,627	8,864,646
Total deposits	21,078,166	21,689,029
Short-term borrowings	—	75,000
Long-term borrowings	500,000	—
Retirement benefits payable	100,671	102,577
Other liabilities	472,991	441,612
Total liabilities	22,151,828	22,308,218

Commitments and contingent liabilities (Note 13)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,327,860 / 127,608,037 as of June 30, 2023; issued/outstanding: 140,963,918 / 127,363,327 as of December 31, 2022)	1,413	1,410
Additional paid-in capital	2,543,226	2,538,336
Retained earnings	799,045	736,544
Accumulated other comprehensive loss, net	(612,736)	(639,254)
Treasury stock (13,719,823 shares as of June 30, 2023 and 13,600,591 shares as of December 31, 2022)	(371,210)	(368,031)
Total stockholders' equity	2,359,738	2,269,005
Total liabilities and stockholders' equity	$24,511,566	$24,577,223

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of March 31, 2023	127,573,680	$1,413	$2,540,653	$769,791	$(611,679)	$(371,166)	$2,329,012
Net income	—	—	—	62,442	—	—	62,442
Cash dividends declared ($0.26 per share)	—	—	—	(33,175)	—	—	(33,175)
Common stock issued under Employee Stock Purchase Plan	9,548	—	163	—	—	—	163
Equity-based awards	24,809	—	2,410	(13)	—	(44)	2,353
Other comprehensive loss, net of tax	—	—	—	—	(1,057)	—	(1,057)
Balance as of June 30, 2023	127,608,037	$1,413	$2,543,226	$799,045	$(612,736)	$(371,210)	$2,359,738

	Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2022	127,363,327	$1,410	$2,538,336	$736,544	$(639,254)	$(368,031)	$2,269,005
Net income	—	—	—	129,260	—	—	129,260
Cash dividends declared ($0.52 per share)	—	—	—	(66,290)	—	—	(66,290)
Common stock issued under Employee Stock Purchase Plan	9,548	—	163	—	—	—	163
Equity-based awards	235,162	3	4,727	(469)	—	(3,179)	1,082
Other comprehensive income, net of tax	—	—	—	—	26,518	—	26,518
Balance as of June 30, 2023	127,608,037	$1,413	$2,543,226	$799,045	$(612,736)	$(371,210)	$2,359,738

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$129,260	$117,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,800	(4,747)
Depreciation, amortization and accretion, net	21,985	30,872
Deferred income tax (benefit) provision	(2,024)	14,228
Stock-based compensation	4,730	5,747
Other losses	1,122	2,304
Originations of loans held for sale	(5,613)	(10,256)
Proceeds from sales of loans held for sale	6,726	9,744
Net losses on sales of loans originated for investment and held for sale	20	36
Change in assets and liabilities:
Net decrease (increase) in other assets	29,087	(49,614)
Net (decrease) increase in other liabilities	(11,483)	50,351
Net cash provided by operating activities	187,610	165,744
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	223,102	598,865
Proceeds from calls and sales	25,237	1,080
Purchases	—	(913,268)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	153,133	137,014
Proceeds from calls	7,705	110
Purchases	—	(79,470)
Other investments:
Proceeds from sales	61,985	4,132
Purchases	(81,240)	(21,386)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(240,357)	(168,986)
Purchases of loans	(48,741)	(149,512)
Proceeds from bank-owned life insurance	5,281	—
Purchases of premises, equipment and software	(4,191)	(5,966)
Proceeds from sales of other real estate owned	34	176
Other	(2,882)	(1,744)
Net cash provided by (used in) investing activities	99,066	(598,955)
Cash flows from financing activities
Net (decrease) increase in deposits	(610,863)	785,308
Net decrease in short-term borrowings	(75,000)	—
Proceeds from long-term borrowings	500,000	—
Dividends paid	(66,290)	(66,363)
Stock tendered for payment of withholding taxes	(3,179)	(3,527)
Proceeds from employee stock purchase plan	163	—
Common stock repurchased	—	(7,000)
Net cash (used in) provided by financing activities	(255,169)	708,418
Net increase in cash and cash equivalents	31,507	275,207
Cash and cash equivalents at beginning of period	526,624	1,258,469
Cash and cash equivalents at end of period	$558,131	$1,533,676

Supplemental disclosures
Interest paid	$97,867	$8,015
Income taxes paid, net of income tax refunds	29,928	5,356
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,680	4,979
Transfers to loans and leases from loans held for sale	—	834
Transfers to loans held for sale from loans and leases	1,133	—
Transfers of securities from available-for-sale to held-to-maturity	—	4,133,363

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842), Common Control Arrangements. This update clarifies the accounting for leasehold improvements associated with common control leases. Prior to this update, Topic 842 generally required leasehold improvements to have an amortization period consistent with the shorter of the useful life of those improvements or the remaining lease term. This update will require leasehold improvements associated with common control leases to be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease, and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. In addition, this update also subjects leasehold improvements to the impairment guidance in Topic 360, Property, Plant, and Equipment. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2023-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This update expands the population of tax equity investments for which a reporting entity may elect to apply the proportional amortization method (“PAM”). Under current guidance, an entity can only elect to apply the PAM to investments in low-income housing tax credit (“LIHTC”) structures. This update permits an entity to make an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the PAM if certain conditions are met. An accounting policy election is made to apply the PAM on a tax credit program-by-program basis rather than electing to apply the PAM at the reporting entity level or to individual investments. By applying the PAM, a reporting entity must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credits received. For all tax equity investments accounted for using the PAM, this update also requires the use of the delayed equity contribution guidance. LIHTC investments not accounted for using the PAM will no longer be permitted to use the delayed equity contribution guidance. In addition, LIHTC investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10, Investments—Equity Method and Joint Ventures—Overall. Further, LIHTC investments that are not accounted for using the PAM or the equity method must use the guidance in Topic 321, Investments—Equity Securities, when accounting for equity investments. In addition, the amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the PAM, including investments within that elected program that do not meet the conditions to apply the PAM. Such disclosures include the nature of its tax equity investments and the effect of such investments and related income tax credits and other income tax benefits on its financial position and results of operations. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of June 30, 2023 and December 31, 2022, investment securities consisted predominantly of the following investment categories:

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

As of June 30, 2023 and December 31, 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$128,594	$—	$(11,709)	$116,885	$163,309	$—	$(12,327)	$150,982
Government-sponsored enterprises debt securities	45,000	—	(760)	44,240	45,000	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	63,486	—	(6,284)	57,202	66,792	—	(7,069)	59,723
Residential - Government-sponsored enterprises	1,229,375	—	(146,383)	1,082,992	1,317,718	—	(157,263)	1,160,455
Commercial - Government agency	276,365	—	(50,903)	225,462	282,700	—	(44,847)	237,853
Commercial - Government-sponsored enterprises	96,441	—	(8,544)	87,897	130,612	—	(11,039)	119,573
Commercial - Non-agency	21,964	—	(585)	21,379	21,964	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	688,844	—	(83,623)	605,221	738,524	—	(85,202)	653,322
Government-sponsored enterprises	496,867	—	(69,387)	427,480	533,103	—	(70,971)	462,132
Collateralized loan obligations	249,889	—	(9,275)	240,614	249,877	50	(8,606)	241,321
Total available-for-sale securities	$3,296,825	$—	$(387,453)	$2,909,372	$3,549,599	$50	$(398,516)	$3,151,133

Government agency debt securities	$53,189	$—	$(5,675)	$47,514	$54,318	$—	$(5,674)	$48,644
Mortgage-backed securities:
Residential - Government agency	45,097	—	(5,484)	39,613	46,302	—	(6,294)	40,008
Residential - Government-sponsored enterprises	102,940	—	(11,898)	91,042	106,534	—	(12,978)	93,556
Commercial - Government agency	30,675	—	(6,381)	24,294	30,544	—	(5,229)	25,315
Commercial - Government-sponsored enterprises	1,137,157	196	(129,963)	1,007,390	1,150,449	—	(138,451)	1,011,998
Collateralized mortgage obligations:
Government agency	1,036,671	—	(119,506)	917,165	1,080,492	—	(122,378)	958,114
Government-sponsored enterprises	1,720,672	—	(198,450)	1,522,222	1,798,178	—	(207,045)	1,591,133
Debt securities issued by states and political subdivisions	54,007	—	(5,986)	48,021	53,822	—	(7,768)	46,054
Total held-to-maturity securities	$4,180,408	$196	$(483,343)	$3,697,261	$4,320,639	$—	$(505,817)	$3,814,822

During the year ended December 31, 2022, the Company reclassified at fair value approximately $4.6 billion, in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the three and six months ended June 30, 2023.

Accrued interest receivable related to available-for-sale investment securities was $8.7 million and $8.9 million as of June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.2 million and $7.5 million as of June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $7.5 million and $25.2 million, respectively, for the three months ended June 30, 2023, and $7.7 million and $25.2 million, respectively, for the six months ended June 30, 2023. Proceeds from calls and sales of investment securities were $0.2 million and nil, respectively, for the three months ended June 30, 2022, and $1.2 million and nil, respectively, for the six months ended June 30, 2022. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and six months ended June 30, 2023 and 2022. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three and six months ended June 30, 2023 and 2022. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $33.3 million and $31.6 million, respectively, for the three months ended June 30, 2023 and 2022, and $67.3 million and $60.7 million, respectively, for the six months ended June 30, 2023 and 2022. Interest income from non-taxable investment securities was $3.1 million and $3.3 million, respectively, for the three months ended June 30, 2023 and 2022, and $6.7 million and $6.3 million, respectively, for the six months ended June 30, 2023 and 2022.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of June 30, 2023, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$44,820	$44,242
Due after one year through five years	60,590	57,478
Due after five years through ten years	175,172	162,622
Due after ten years	164,865	158,776
	445,447	423,118

Mortgage-backed securities:
Residential - Government agency	63,486	57,202
Residential - Government-sponsored enterprises	1,229,375	1,082,992
Commercial - Government agency	276,365	225,462
Commercial - Government-sponsored enterprises	96,441	87,897
Total mortgage-backed securities	1,665,667	1,453,553
Collateralized mortgage obligations:
Government agency	688,844	605,221
Government-sponsored enterprises	496,867	427,480
Total collateralized mortgage obligations	1,185,711	1,032,701
Total available-for-sale securities	$3,296,825	$2,909,372

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	10,255	9,264
Due after ten years	96,941	86,271
	107,196	95,535

Mortgage-backed securities:
Residential - Government agency	45,097	39,613
Residential - Government-sponsored enterprises	102,940	91,042
Commercial - Government agency	30,675	24,294
Commercial - Government-sponsored enterprises	1,137,157	1,007,390
Total mortgage-backed securities	1,315,869	1,162,339
Collateralized mortgage obligations:
Government agency	1,036,671	917,165
Government-sponsored enterprises	1,720,672	1,522,222
Total collateralized mortgage obligations	2,757,343	2,439,387
Total held-to-maturity securities	$4,180,408	$3,697,261

At June 30, 2023, pledged securities totaled $6.0 billion, of which $3.2 billion was pledged to secure public deposits, $2.6 billion was pledged to secure borrowing capacity and $171.5 million was pledged to secure other financial transactions. At December 31, 2022, pledged securities totaled $3.2 billion, of which $3.0 billion was pledged to secure public deposits and $207.8 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of June 30, 2023 or December 31, 2022.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 281 and 275 individual securities in each category have been in a continuous loss position as of June 30, 2023 and December 31, 2022, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(708)	$19,255	$(11,001)	$97,630	$(11,709)	$116,885
Government-sponsored enterprises debt securities	(760)	44,240	—	—	(760)	44,240
Mortgage-backed securities:
Residential - Government agency	—	—	(6,284)	57,202	(6,284)	57,202
Residential - Government-sponsored enterprises	(8,831)	165,828	(137,552)	917,164	(146,383)	1,082,992
Commercial - Government agency	(104)	4,256	(50,799)	221,206	(50,903)	225,462
Commercial - Government-sponsored enterprises	(546)	15,738	(7,998)	72,159	(8,544)	87,897
Commercial - Non-agency	(585)	21,379	—	—	(585)	21,379
Collateralized mortgage obligations:
Government agency	(1,260)	31,225	(82,363)	573,996	(83,623)	605,221
Government-sponsored enterprises	(2,894)	36,881	(66,493)	390,599	(69,387)	427,480
Collateralized loan obligations	(6,360)	163,538	(2,915)	77,076	(9,275)	240,614
Total available-for-sale securities with unrealized losses	$(22,048)	$502,340	$(365,405)	$2,407,032	$(387,453)	$2,909,372

	Time in Continuous Loss as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,962)	$83,870	$(9,365)	$67,112	$(12,327)	$150,982
Government-sponsored enterprises debt securities	(699)	44,301	—	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	(7,069)	59,723	—	—	(7,069)	59,723
Residential - Government-sponsored enterprises	(73,954)	645,338	(83,309)	515,117	(157,263)	1,160,455
Commercial - Government agency	(15,852)	108,842	(28,995)	129,011	(44,847)	237,853
Commercial - Government-sponsored enterprises	(7,348)	94,657	(3,691)	24,916	(11,039)	119,573
Commercial - Non-agency	(493)	21,471	—	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	(74,797)	596,907	(10,405)	56,415	(85,202)	653,322
Government-sponsored enterprises	(21,916)	198,108	(49,055)	264,024	(70,971)	462,132
Collateralized loan obligations:	(8,606)	170,042	—	—	(8,606)	170,042
Total available-for-sale securities with unrealized losses	$(213,696)	$2,023,259	$(184,820)	$1,056,595	$(398,516)	$3,079,854

At June 30, 2023 and December 31, 2022, the Company did not have any available-for-sale securities in an unrealized loss position with the intent to sell and determined it was more likely than not that the Company would not be required to sell these securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of June 30, 2023 and December 31, 2022, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of June 30, 2023 and December 31, 2022, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and six months ended June 30, 2023 and for the year ended December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of June 30, 2023 or December 31, 2022.

The Company held approximately 120,000 Visa Class B restricted shares as of both June 30, 2023 and December 31, 2022. These shares continued to be carried at $0 cost basis as of both June 30, 2023 and December 31, 2022.

3. Loans and Leases

As of June 30, 2023 and December 31, 2022, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial	$2,187,831	$2,235,897
Commercial real estate	4,290,948	4,132,309
Construction	913,837	844,643
Residential:
Residential mortgage	4,317,537	4,302,788
Home equity line	1,138,163	1,055,351
Total residential	5,455,700	5,358,139
Consumer	1,182,116	1,222,934
Lease financing	332,400	298,090
Total loans and leases	$14,362,832	$14,092,012

Outstanding loan balances are reported net of deferred loan costs and fees of $58.7 million and $56.1 million at June 30, 2023 and December 31, 2022, respectively.

Accrued interest receivable related to loans and leases was $64.6 million and $61.6 million as of June 30, 2023 and December 31, 2022, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of June 30, 2023, commercial real estate and residential real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2022, residential real estate loans totaling $3.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.0 million and $2.8 million as of June 30, 2023 and December 31, 2022, respectively.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,038	$40,311	$6,473	$1,481	$34,320	$9,341	$41,158	$147,122
Charge-offs	(997)	—	—	—	—	(137)	(4,516)	(5,650)
Recoveries	292	—	—	—	30	59	1,728	2,109
Provision	477	(424)	3,398	(34)	(1,547)	2,543	587	5,000
Balance at end of period	$13,810	$39,887	$9,871	$1,447	$32,803	$11,806	$38,957	$148,581

	Six Months Ended June 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(1,788)	—	—	—	(122)	(272)	(9,298)	(11,480)
Recoveries	538	—	—	—	57	236	3,894	4,725
Provision	496	(3,923)	4,028	(104)	(2,307)	3,546	9,700	11,436
Balance at end of period	$13,810	$39,887	$9,871	$1,447	$32,803	$11,806	$38,957	$148,581

	Three Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$19,160	$45,238	$8,908	$1,362	$30,888	$5,084	$39,640	$150,280
Charge-offs	(243)	—	—	—	—	(1,120)	(3,659)	(5,022)
Recoveries	301	—	—	60	192	191	1,940	2,684
Provision	(3,294)	(512)	(3,541)	(24)	2,555	579	5,237	1,000
Balance at end of period	$15,924	$44,726	$5,367	$1,398	$33,635	$4,734	$43,158	$148,942

	Six Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(949)	—	—	—	—	(1,163)	(7,768)	(9,880)
Recoveries	354	14	—	60	208	219	4,088	4,943
Provision	(3,561)	1,761	(4,406)	(321)	(937)	36	4,045	(3,383)
Balance at end of period	$15,924	$44,726	$5,367	$1,398	$33,635	$4,734	$43,158	$148,942

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,153	$1,692	$8,952	$—	$17	$18,336	$49	$36,199
Provision	(799)	299	837	—	2	(321)	(18)	—
Balance at end of period	$6,354	$1,991	$9,789	$—	$19	$18,015	$31	$36,199

	Six Months Ended June 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	(1,457)	(13)	2,319	—	(11)	1,532	(6)	2,364
Balance at end of period	$6,354	$1,991	$9,789	$—	$19	$18,015	$31	$36,199

	Three Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,308	$1,789	$8,046	$—	$3	$9,766	$46	$28,958
Provision	(1,668)	1,961	(1,962)	—	29	1,657	(17)	—
Balance at end of period	$7,640	$3,750	$6,084	$—	$32	$11,423	$29	$28,958

	Six Months Ended June 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(975)	1,636	(2,879)	—	17	877	(40)	(1,364)
Balance at end of period	$7,640	$3,750	$6,084	$—	$32	$11,423	$29	$28,958

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of June 30, 2023 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$33,877	$299,913	$385,159	$38,769	$157,794	$165,747	$952,182	$15,003	$2,048,444
Special Mention	103	31,193	154	849	2,397	1,481	2,967	186	39,330
Substandard	352	563	260	936	819	1,100	12,539	17	16,586
Other (1)	11,743	13,284	6,301	3,275	2,644	1,668	44,556	—	83,471
Total Commercial and Industrial	46,075	344,953	391,874	43,829	163,654	169,996	1,012,244	15,206	2,187,831
Current period gross charge-offs	$72	$60	$9	$28	$92	$1,527	$—	$—	$1,788

Commercial Real Estate
Risk rating:
Pass	212,159	876,558	655,847	333,142	564,881	1,499,805	72,447	—	4,214,839
Special Mention	1,737	156	—	547	6,983	12,389	12,952	—	34,764
Substandard	—	5,141	—	171	—	35,883	2	—	41,197
Other (1)	—	—	—	—	—	148	—	—	148
Total Commercial Real Estate	213,896	881,855	655,847	333,860	571,864	1,548,225	85,401	—	4,290,948
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	77,826	182,679	365,959	76,728	61,906	82,554	6,562	—	854,214
Special Mention	—	—	—	—	205	—	—	—	205
Other (1)	6,601	26,882	15,766	3,261	2,136	4,067	705	—	59,418
Total Construction	84,427	209,561	381,725	79,989	64,247	86,621	7,267	—	913,837
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	69,487	94,276	21,167	39,215	35,964	70,312	—	—	330,421
Special Mention	—	—	365	60	—	—	—	—	425
Substandard	—	—	—	171	7	1,376	—	—	1,554
Total Lease Financing	69,487	94,276	21,532	39,446	35,971	71,688	—	—	332,400
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$413,885	$1,530,645	$1,450,978	$497,124	$835,736	$1,876,530	$1,104,912	$15,206	$7,725,016
Current period gross charge-offs	$72	$60	$9	$28	$92	$1,527	$—	$—	$1,788

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$138,593	$530,776	$1,030,287	$544,330	$236,821	$1,036,361	$—	$—	$3,517,168
680 - 739	25,500	81,562	117,701	74,446	34,186	135,766	—	—	469,161
620 - 679	2,468	11,212	16,463	10,747	5,743	38,132	—	—	84,765
550 - 619	—	3,383	4,058	2,471	254	12,362	—	—	22,528
Less than 550	—	197	2,372	1,581	51	5,403	—	—	9,604
No Score (3)	6,075	19,497	12,552	6,378	9,837	56,201	—	—	110,540
Other (2)	9,916	18,075	17,857	12,952	8,915	28,438	7,618	—	103,771
Total Residential Mortgage	182,552	664,702	1,201,290	652,905	295,807	1,312,663	7,618	—	4,317,537
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$—	$—	$122

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	930,741	1,668	932,409
680 - 739	—	—	—	—	—	—	151,418	2,449	153,867
620 - 679	—	—	—	—	—	—	32,897	1,376	34,273
550 - 619	—	—	—	—	—	—	9,428	1,448	10,876
Less than 550	—	—	—	—	—	—	5,127	312	5,439
No Score (3)	—	—	—	—	—	—	1,299	—	1,299
Total Home Equity Line	—	—	—	—	—	—	1,130,910	7,253	1,138,163
Current period gross charge-offs	—	—	—	—	—	—	254	18	272

Total Residential Lending	$182,552	$664,702	$1,201,290	$652,905	$295,807	$1,312,663	$1,138,528	$7,253	$5,455,700
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$254	$18	$394

Consumer Lending
FICO:
740 and greater	70,561	153,960	93,788	45,022	34,093	19,410	117,437	140	534,411
680 - 739	44,064	84,900	49,136	23,895	19,424	11,352	72,327	431	305,529
620 - 679	14,643	37,576	19,488	9,771	11,007	8,482	33,692	941	135,600
550 - 619	2,255	10,974	8,135	5,608	6,314	5,207	11,730	748	50,971
Less than 550	418	4,358	4,478	2,695	2,975	2,765	4,247	560	22,496
No Score (3)	1,425	586	2	—	6	17	39,035	167	41,238
Other (2)	36	1,208	3,536	343	1,113	1	85,634	—	91,871
Total Consumer Lending	$133,402	$293,562	$178,563	$87,334	$74,932	$47,234	$364,102	$2,987	$1,182,116
Current period gross charge-offs	$58	$1,244	$1,260	$630	$1,239	$1,388	$3,131	$348	$9,298

Total Loans and Leases	$729,839	$2,488,909	$2,830,831	$1,237,363	$1,206,475	$3,236,427	$2,607,542	$25,446	$14,362,832
Current period gross charge-offs	$130	$1,304	$1,269	$658	$1,331	$3,037	$3,385	$366	$11,480
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Loss as of June 30, 2023 or December 31, 2022.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of June 30, 2023 and December 31, 2022, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	June 30, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,318	$899	$1,606	$3,823	$2,184,008	$2,187,831	$599
Commercial real estate	—	3,278	619	3,897	4,287,051	4,290,948	619
Construction	—	—	—	—	913,837	913,837	—
Lease financing	—	—	—	—	332,400	332,400	—
Residential mortgage	2,662	4,531	3,524	10,717	4,306,820	4,317,537	58
Home equity line	3,843	404	3,103	7,350	1,130,813	1,138,163	—
Consumer	19,897	3,933	1,975	25,805	1,156,311	1,182,116	1,975
Total	$27,720	$13,045	$10,827	$51,592	$14,311,240	$14,362,832	$3,251

	December 31, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,682	$769	$1,441	$4,892	$2,231,005	$2,235,897	$291
Commercial real estate	4,505	—	727	5,232	4,127,077	4,132,309	—
Construction	109	—	—	109	844,534	844,643	—
Lease financing	—	—	—	—	298,090	298,090	—
Residential mortgage	3,681	1,983	2,572	8,236	4,294,552	4,302,788	58
Home equity line	5,161	1,381	2,072	8,614	1,046,737	1,055,351	—
Consumer	29,927	6,801	2,886	39,614	1,183,320	1,222,934	2,885
Total	$46,065	$10,934	$9,698	$66,697	$14,025,315	$14,092,012	$3,234

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

The amortized cost basis of loans and leases on nonaccrual status as of June 30, 2023 and December 31, 2022 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$523	$1,024
Residential mortgage	1,549	6,097
Home equity line	596	6,107
Total Nonaccrual Loans and Leases	$2,668	$13,228

	December 31, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$665	$1,215
Commercial real estate	727	727
Residential mortgage	1,560	6,166
Home equity line	596	3,797
Total Nonaccrual Loans and Leases	$3,548	$11,905

For the three and six months ended June 30, 2023, the Company recognized interest income of $0.2 million and $0.3 million, respectively, on nonaccrual loans and leases, and for both the three and six months ended June 30, 2022, the Company recognized interest income of $0.1 million on nonaccrual loans and leases. Furthermore, for the three and six months ended June 30, 2023, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $0.5 million, respectively, and for the three and six months ended June 30, 2022, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.4 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of June 30, 2023 and December 31, 2022, the amortized cost basis of collateral-dependent loans were $7.3 million and $8.2 million, respectively. As of June 30, 2023 and December 31, 2022, these loans were primarily collateralized by residential real estate property. As of both June 30, 2023 and December 31, 2022, the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of June 30, 2023, related to loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	Interest Rate Reduction
	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%		$2	n/m	%
Consumer	371	0.03		705	0.06
Total	$371	n/m	%	$707	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$87	n/m	%	$109	n/m	%
Commercial real estate	1,227	0.03		1,227	0.03
Construction	—	—		230	0.03
Residential mortgage	—	—		33	n/m
Consumer	46	n/m		117	0.01
Total	$1,360	0.01%		$1,716	0.01%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

Interest Rate Reduction
Financial Effect
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial real estate	—	Reduced weighted-average contractual interest rate by 0.75%.
Consumer	Reduced weighted-average contractual interest rate by 12.98%.	Reduced weighted-average contractual interest rate by 13.23%.

Term Extension
Financial Effect
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial and industrial	Added a weighted-average 3.6 years to the life of loans.	Added a weighted-average 3.5 years to the life of loans.
Commercial real estate	Added a weighted-average 1.0 years to the life of loans.	Added a weighted-average 1.0 years to the life of loans.
Construction	—	Added a weighted-average 2.9 years to the life of loans.
Residential mortgage	—	Added a weighted-average 5.9 years to the life of loans.
Consumer	Added a weighted-average 2.3 years to the life of loans.	Added a weighted-average 3.6 years to the life of loans.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of June 30, 2023, of loans that had a payment default during the three and six months ended June 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(dollars in thousands)	Interest Rate Reduction	Interest Rate Reduction
Consumer	$87	$88
Total	$87	$88
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of June 30, 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	June 30, 2023
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$109	$109
Commercial real estate	—	—	—	—	1,229	1,229
Construction	—	—	—	—	230	230
Residential mortgage	—	—	—	—	33	33
Consumer	34	—	33	67	755	822
Total	$34	$—	$33	$67	$2,356	$2,423

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $7.0 billion as of June 30, 2023. Of the $7.0 billion at June 30, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the six months ended June 30, 2023.

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

The following presents, by class, information related to loans modified in a TDR during the three and six months ended June 30, 2022, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors:

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

The above loans were modified in a TDR through an extension of maturity dates, reduced payments or below-market interest rates.

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $7.0 billion as of December 31, 2022. Of the $7.0 billion at December 31, 2022, there were commitments of $0.1 million to lend additional funds related to borrowers who had loan terms modified in a TDR.

The following table presents, by class, loans modified in TDRs that have defaulted in the periods below within 12 months of their permanent modification date for the periods indicated, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The Company was reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	2	$541	3	$655
Consumer	151	2,197	229	3,250
Total	153	$2,738	232	$3,905
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosed Property

As of June 30, 2023, there were no residential real estate properties held from foreclosed residential mortgage loans. As of December 31, 2022, residential real estate property held from one foreclosed residential mortgage loan of $0.1 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.4 billion as of both June 30, 2023 and December 31, 2022. Servicing fees include contractually specified fees, late charges, and ancillary fees and were $0.8 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.3 million and $0.5 million for three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$885
One to two years	786
Two to three years	696
Three to four years	614
Four to five years	542

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Gross carrying amount	$69,341	$69,273
Less: accumulated amortization	63,269	62,711
Net carrying value	$6,072	$6,562

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$6,299	$7,650	$6,562	$8,302
Originations	51	20	68	105
Amortization	(278)	(518)	(558)	(1,255)
Balance at end of period	$6,072	$7,152	$6,072	$7,152
Fair value of amortized MSRs at beginning of period	$15,169	$13,585	$15,193	$12,243
Fair value of amortized MSRs at end of period	$14,557	$14,969	$14,557	$14,969

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and six months ended June 30, 2023 and 2022.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023				December 31, 2022
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.96%	-	11.63%	7.07%	7.02%	-	13.58%	7.11%
Life in years (of the MSR)	3.97	-	7.29	7.13	3.35	-	7.37	7.20
Weighted-average coupon rate	3.55%	-	5.91%	3.69%	3.55%	-	6.24%	3.68%
Discount rate	10.36%	-	10.53%	10.51%	10.41%	-	10.54%	10.51%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

6. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest may include pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity, automated clearing house (“ACH”) transactions and interest rate swaps.

For public deposits and repurchase agreements, the Company enters into bilateral agreements with the entity to pledge investment securities as collateral in the event of default. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional investment securities. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and/or securities as collateral to secure borrowing capacity. For ACH transactions, the Company enters into bilateral agreements to collateralize possible daylight overdrafts. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative fair value position to mitigate counterparty credit risk. Counterparties to ACH transactions, certain interest rate swaps, the FHLB and the FRB do not have the right to sell or repledge the collateral.

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Public deposits	$3,204,810	$2,977,693
Federal Home Loan Bank	4,850,075	3,451,070
Federal Reserve Bank	4,858,315	1,704,803
ACH transactions	128,442	133,173
Interest rate swaps	2,659	31,091
Total	$13,044,301	$8,297,830

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted as of June 30, 2023 and December 31, 2022. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of June 30, 2023 and December 31, 2022, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
U.S.:
Interest-bearing	$12,048,400	$11,936,775
Noninterest-bearing	7,297,964	7,978,046
Foreign:
Interest-bearing	863,139	887,608
Noninterest-bearing	868,663	886,600
Total deposits	$21,078,166	$21,689,029

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2023:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$164,863	$998,187	$1,163,050
Over three through six months	182,710	666,817	849,527
Over six through twelve months	563,473	407,484	970,957
One to two years	149,667	50,631	200,298
Two to three years	49,772	13,239	63,011
Three to four years	30,798	3,682	34,480
Four to five years	19,437	6,656	26,093
Thereafter	356	—	356
Total	$1,161,076	$2,146,696	$3,307,772

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.1 billion and $1.5 billion as of June 30, 2023 and December 31, 2022, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.6 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively.

8. Short-Term Borrowings

At June 30, 2023 and December 31, 2022, short-term borrowings were comprised of the following:

(dollars in thousands)	June 30, 2023	December 31, 2022
Federal funds purchased	$—	$75,000
Total short-term borrowings	$—	$75,000

As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023. As of June 30, 2023, the Company had no short-term borrowings as the remaining short-term FHLB repo advance (as of March 31, 2023) matured in April 2023. As of June 30, 2023 and December 31, 2022, the Company had a remaining line of credit of $2.9 billion and $2.5 billion available from the FHLB, respectively. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of June 30, 2023 and residential real estate loan collateral as of December 31, 2022. As of June 30, 2023 and December 31, 2022, respectively, the Company had an undrawn line of credit of $3.8 billion and $1.2 billion available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of June 30, 2023 and consumer, commercial and industrial, commercial real estate and  residential real estate loans as of December 31, 2022. See “Note 6. Transfers of Financial Assets” for more information.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Federal funds purchased:
Weighted-average interest rate at June 30,	—%	—%
Highest month-end balance	$150,000	$—
Average outstanding balance	$34,779	$—
Weighted-average interest rate paid	4.45%	—%
Short-term FHLB repo advance:
Weighted-average interest rate at June 30,	—%	—%
Highest month-end balance	$400,000	$—
Average outstanding balance	$208,702	$—
Weighted-average interest rate paid	5.14%	—%

9. Long-Term Borrowings

Long-term borrowings consisted of the following as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
FHLB fixed-rate advances(1)	$500,000	$—
Total long-term borrowings	$500,000	$—
(1)	Interest is payable monthly.

As of June 30, 2023, the Company’s long-term borrowings consisted of $500.0 million in FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. There were no long-term borrowings as of December 31, 2022. The FHLB fixed-rate advances and remaining borrowing capacity were secured by commercial real estate and residential real estate loan collateral as of June 30, 2023. The FHLB borrowing capacity was secured by residential real estate loan collateral as of December 31, 2022.

As of June 30, 2023, future contractual principal payments and maturities of long-term borrowings were as follows:

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

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2023	$(834,206)	$222,527	$(611,679)
Three months ended June 30, 2023
Investment securities:
Unrealized net losses arising during the period	(14,025)	3,741	(10,284)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	13,064	(3,485)	9,579
Net change in investment securities	(961)	256	(705)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(2,053)	548	(1,505)
Reclassification of net losses included in net income	1,573	(420)	1,153
Net change in cash flow derivative hedges	(480)	128	(352)
Other comprehensive loss	(1,441)	384	(1,057)
Accumulated other comprehensive loss at June 30, 2023	$(835,647)	$222,911	$(612,736)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Six months ended June 30, 2023
Investment securities:
Unrealized net gains arising during the period	11,013	(2,938)	8,075
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	24,772	(6,608)	18,164
Net change in investment securities	35,785	(9,546)	26,239
Cash flow derivative hedges:
Unrealized net losses arising during the period	(2,495)	665	(1,830)
Reclassification of net losses included in net income	2,876	(767)	2,109
Net change in cash flow derivative hedges	381	(102)	279
Other comprehensive income	36,166	(9,648)	26,518
Accumulated other comprehensive loss at June 30, 2023	$(835,647)	$222,911	$(612,736)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2022	$(705,768)	$188,266	$(517,502)
Three months ended June 30, 2022
Investment securities:
Unrealized net losses arising during the period	(91,352)	24,369	(66,983)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	19,929	(5,317)	14,612
Net change in investment securities	(71,423)	19,052	(52,371)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(1,523)	407	(1,116)
Reclassification of net gains included in net income	(638)	170	(468)
Net change in cash flow derivative hedges	(2,161)	577	(1,584)
Other comprehensive loss	(73,584)	19,629	(53,955)
Accumulated other comprehensive loss at June 30, 2022	$(779,352)	$207,895	$(571,457)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Six months ended June 30, 2022
Investment securities:
Unrealized net losses arising during the period	(629,437)	167,903	(461,534)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	19,929	(5,317)	14,612
Net change in investment securities	(609,508)	162,586	(446,922)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(3,239)	865	(2,374)
Reclassification of net gains included in net income	(638)	170	(468)
Net change in cash flow derivative hedges	(3,877)	1,035	(2,842)
Other comprehensive loss	(613,385)	163,621	(449,764)
Accumulated other comprehensive loss at June 30, 2022	$(779,352)	$207,895	$(571,457)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Income (Loss)
Three Months Ended June 30, 2023
Balance at beginning of period	$(5,431)	$(273,816)	$(328,361)	$(4,071)	$(611,679)
Other comprehensive (loss) income	—	(10,284)	9,579	(352)	(1,057)
Balance at end of period	$(5,431)	$(284,100)	$(318,782)	$(4,423)	$(612,736)

Six Months Ended June 30, 2023
Balance at beginning of period	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive income	—	8,075	18,164	279	26,518
Balance at end of period	$(5,431)	$(284,100)	$(318,782)	$(4,423)	$(612,736)

Three Months Ended June 30, 2022
Balance at beginning of period	$(24,390)	$(491,854)	$—	$(1,258)	$(517,502)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	338,816	(338,816)	—	—
Other comprehensive (loss) income	—	(66,983)	14,612	(1,584)	(53,955)
Balance at end of period	$(24,390)	$(220,021)	$(324,204)	$(2,842)	$(571,457)

Six Months Ended June 30, 2022
Balance at beginning of period	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	338,816	(338,816)	—	—
Other comprehensive (loss) income	—	(461,534)	14,612	(2,842)	(449,764)
Balance at end of period	$(24,390)	$(220,021)	$(324,204)	$(2,842)	$(571,457)

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

The table below sets forth those ratios at June 30, 2023 and December 31, 2022:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2023:
Common equity tier 1 capital to risk-weighted assets	$1,976,982	12.05%	$1,963,228	11.96%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,976,982	12.05%	1,963,228	11.96%	6.00%	8.00%
Total capital to risk-weighted assets	2,161,762	13.17%	2,148,008	13.09%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,976,982	8.30%	1,963,228	8.24%	4.00%	5.00%

December 31, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,912,767	11.82%	$1,895,693	11.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,912,767	11.82%	1,895,693	11.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,090,502	12.92%	2,073,428	12.81%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,912,767	8.11%	1,895,693	8.04%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of June 30, 2023, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2023, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$7,669	$(5,466)	$267,500	$7,276	$(6,840)
Interest rate collars	200,000	—	(566)	200,000	491	(63)
Derivatives not designated as hedging instruments:
Interest rate swaps	5,706,771	21,030	(20,788)	2,849,776	3,178	(42,365)
Visa derivative	98,322	—	(1,200)	121,013	—	(851)
Foreign exchange contracts	118	—	—	210	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of June 30, 2023 and December 31, 2022, the amount of initial margin cash collateral posted by the Company was $2.7 million and $1.2 million, respectively. As of June 30, 2023 and December 31, 2022, the variation margin was $0.2 million and $39.2 million, respectively.

As of June 30, 2023, the Company pledged $2.7 million in cash and received $82.9 million in cash as collateral for interest rate swaps. As of December 31, 2022, the Company pledged $29.9 million in financial instruments and $1.2 million in cash and received $48.1 million in cash as collateral for interest rate swaps. As of June 30, 2023 and December 31, 2022, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

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

At June 30, 2023 and December 31, 2022, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of June 30, 2023 and December 31, 2022, the interest rate swap had a positive fair value of $7.7 million and $7.3 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2023 and 2022:

	Gains (losses) recognized in	Three Months Ended		Six Months Ended
	the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2023	2022	2023	2022
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(795)	$4,631	$394	$6,143
Recognized on hedged item	Loans and lease financing	708	(4,729)	(577)	(6,346)

As of June 30, 2023 and December 31, 2022, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$59,793	$60,189	$(7,707)	$(7,311)

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

As of June 30, 2023 and December 31, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $5.5 million and $6.8 million, respectively. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

The Company also utilized interest rate collars to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the collars (Secured Overnight Financing Rate, or “SOFR”) corresponds to the floating-rate nature of the interest receipts being hedged (based on SOFR). Interest rate collars involve the payments of variable-rate amounts if the collar index exceeds the cap strike rate on the contract and receipts of variable-rate amounts if the collar index falls below the floor strike rate on the contract. No payments are required if the collar index falls between the cap and floor rates. By hedging with interest rate collars, the Company mitigates the adverse impact on interest income associated with possible future decreases in interest rates.

As of June 30, 2023 and December 31, 2022, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of June 30, 2023, these interest rate collars had a negative fair value of $0.6 million. As of December 31, 2022, these interest rate collars had a positive fair value of $0.5 million and a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(2,053)	$(1,523)	$(2,495)	$(3,239)
Pretax net losses (gains) reclassified from accumulated other comprehensive income to interest income from loans and lease financing	1,573	(638)	2,876	(638)

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $5.5 million as a decrease to interest income from loans and lease financing. As of June 30, 2023, the maximum length of time over which forecasted transactions are hedged is approximately four years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	Net gains (losses) recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2023	2022	2023	2022
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(180)	$—	$(558)	$—
Visa derivative	Other noninterest income	$(1,816)	$123	(3,779)	(1,357)
Foreign exchange contracts	Other noninterest income	—	(6)	—	—

As of June 30, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $5.7 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $21.0 million and a negative fair value of $20.8 million. The Company received floating rates ranging from 5.48% to 8.17% and paid fixed rates ranging from 2.39% to 6.91%. The swaps mature between July 2023 and June 2040. As of December 31, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $3.2 million and a negative fair value of $42.4 million. The Company received floating rates ranging from 4.62% to 7.12% and paid fixed rates ranging from 2.39% to 6.13%. These swaps resulted in net interest expense of nil during both the three and six months ended June 30, 2023 and 2022.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5902. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $1.2 million and $0.9 million was included in the unaudited interim consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 17. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended June 30, 2023 and 2022, and nil and $0.1 million were recognized during the six months ended June 30, 2023 and 2022, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both June 30, 2023 and December 31, 2022, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2023 and December 31, 2022, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $75.8 million and $90.5 million at June 30, 2023 and December 31, 2022, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $8.3 million and $8.1 million at June 30, 2023 and December 31, 2022, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2023 have maturities ranging from July 2023 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,748,717	$6,760,395
Standby letters of credit	236,450	244,275
Commercial letters of credit	7,541	7,299

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended June 30, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$104,237	$41,496	$14,206	$159,939

Service charges on deposit accounts	6,458	662	126	7,246
Credit and debit card fees	—	13,639	1,239	14,878
Other service charges and fees	6,049	424	550	7,023
Trust and investment services income	9,448	—	—	9,448
Other	88	2,534	436	3,058
Not in scope of Topic 606(1)	1,754	1,827	2,114	5,695
Total noninterest income	23,797	19,086	4,465	47,348
Total revenue	$128,034	$60,582	$18,671	$207,287

	Six Months Ended June 30, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$213,157	$82,435	$31,594	$327,186

Service charges on deposit accounts	13,000	1,288	189	14,477
Credit and debit card fees	—	28,053	2,536	30,589
Other service charges and fees	12,220	844	1,063	14,127
Trust and investment services income	19,062	—	—	19,062
Other	327	3,850	2,086	6,263
Not in scope of Topic 606(1)	3,455	2,939	5,459	11,853
Total noninterest income	48,064	36,974	11,333	96,371
Total revenue	$261,221	$119,409	$42,927	$423,557
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended June 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$107,368	$36,826	$953	$145,147

Service charges on deposit accounts	6,085	413	345	6,843
Credit and debit card fees	—	15,243	1,206	16,449
Other service charges and fees	6,306	417	487	7,210
Trust and investment services income	8,759	—	—	8,759
Other	175	2,873	287	3,335
Not in scope of Topic 606(1)	1,160	1,469	(1,088)	1,541
Total noninterest income	22,485	20,415	1,237	44,137
Total revenue	$129,853	$57,241	$2,190	$189,284

	Six Months Ended June 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$201,416	$71,914	$5,689	$279,019

Service charges on deposit accounts	12,734	759	851	14,344
Credit and debit card fees	—	28,269	2,422	30,691
Other service charges and fees	12,869	1,198	856	14,923
Trust and investment services income	17,642	—	—	17,642
Other	303	5,457	545	6,305
Not in scope of Topic 606(1)	2,252	3,387	(4,027)	1,612
Total noninterest income	45,800	39,070	647	85,517
Total revenue	$247,216	$110,984	$6,336	$364,536
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and six months ended June 30, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years, which are being amortized over the term of the respective contracts. As of June 30, 2023 and December 31, 2022, the Company had contract liabilities of $2.3 million and $2.7 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2023, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.4 million due to the passage of time. For the three and six months ended June 30, 2022, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.5 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2023 and December 31, 2022, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2023 and December 31, 2022. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

15. Earnings per Share

For the three and six months ended June 30, 2023, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 699,000 and 310,000 antidilutive securities, respectively. For the three and six months ended June 30, 2022, the Company made no adjustments to net income for the purposes of computing earnings per share and there were 149,000 and 22,000 antidilutive securities, respectively. For the three and six months ended June 30, 2023 and 2022, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$62,442	$59,360	$129,260	$117,079

Denominator:
Basic: weighted-average shares outstanding	127,591,371	127,672,244	127,522,975	127,614,564
Add: weighted-average equity-based awards	240,980	342,533	378,250	494,066
Diluted: weighted-average shares outstanding	127,832,351	128,014,777	127,901,225	128,108,630

Basic earnings per share	$0.49	$0.46	$1.01	$0.92
Diluted earnings per share	$0.49	$0.46	$1.01	$0.91

16. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2023 and 2022:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2023	2022	2023	2022
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$147	$214
Interest cost	Other noninterest expense	2,059	1,361	220	143
Expected return on plan assets	Other noninterest expense	(882)	(782)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	719	1,269	(379)	(101)
Total net periodic benefit cost		$1,896	$1,848	$(12)	$256

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$294	$429
Interest cost	Other noninterest expense	4,118	2,722	440	287
Expected return on plan assets	Other noninterest expense	(1,765)	(1,565)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,438	2,537	(758)	(202)
Total net periodic benefit cost		$3,791	$3,694	$(24)	$514

Leases

The Company recognized operating lease income related to lease payments of $1.5 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.1 million for both the six months ended June 30, 2023 and 2022. In addition, the Company recognized $1.5 million and $1.6 million of lease income related to variable lease payments for the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of June 30, 2023 and December 31, 2022, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5902. The Visa derivative of $1.2 million and $0.9 million was included in the unaudited interim consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below:

	Fair Value Measurements as of June 30, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$116,885	$—	$116,885
Government-sponsored enterprises debt securities	—	44,240	—	44,240
Mortgage-backed securities:
Residential - Government agency(1)	—	57,202	—	57,202
Residential - Government-sponsored enterprises(1)	—	1,082,992	—	1,082,992
Commercial - Government agency	—	225,462	—	225,462
Commercial - Government-sponsored enterprises	—	87,897	—	87,897
Commercial - Non-agency	—	21,379	—	21,379
Collateralized mortgage obligations:
Government agency	—	605,221	—	605,221
Government-sponsored enterprises	—	427,480	—	427,480
Collateralized loan obligations	—	240,614	—	240,614
Total available-for-sale securities	—	2,909,372	—	2,909,372
Other assets(2)	2,257	28,699	—	30,956
Liabilities
Other liabilities(3)	—	(26,820)	(1,200)	(28,020)
Total	$2,257	$2,911,251	$(1,200)	$2,912,308
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$150,982	$—	$150,982
Government-sponsored enterprises debt securities	—	44,301	—	44,301
Mortgage-backed securities:
Residential - Government agency(1)	—	59,723	—	59,723
Residential - Government-sponsored enterprises(1)	—	1,160,455	—	1,160,455
Commercial - Government agency	—	237,853	—	237,853
Commercial - Government-sponsored enterprises	—	119,573	—	119,573
Commercial - Non-agency	—	21,471	—	21,471
Collateralized mortgage obligations:
Government agency	—	653,322	—	653,322
Government-sponsored enterprises	—	462,132	—	462,132
Collateralized loan obligations	—	241,321	—	241,321
Total available-for-sale securities	—	3,151,133	—	3,151,133
Other assets(2)	5,376	10,945	—	16,321
Liabilities
Other liabilities(3)	—	(49,268)	(851)	(50,119)
Total	$5,376	$3,112,810	$(851)	$3,117,335
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(1,200)	Discounted Cash Flow	Expected Conversion Rate - 1.5902(1)	1.5341-1.5902
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(851)	Discounted Cash Flow	Expected Conversion Rate - 1.5991(1)	1.5514-1.5991
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(2)	The expected term of 3 months was based on the median of 0 to 6 months.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and six months ended June 30, 2023 and 2022, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022 are summarized below:

	Visa Derivative
(dollars in thousands)	2023	2022
Three Months Ended June 30,
Balance as of April 1,	$(1,200)	$(5,794)
Total net gains (losses) included in other noninterest income	(1,816)	123
Settlements	1,816	1,885
Balance as of June 30,	$(1,200)	$(3,786)
Total net gains (losses) included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of June 30,	$(1,816)	$123

Six Months Ended June 30,
Balance as of January 1,	$(851)	$(5,530)
Total net losses included in other noninterest income	(3,779)	(1,357)
Settlements	3,430	3,101
Balance as of June 30,	$(1,200)	$(3,786)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of June 30,	$(3,779)	$(1,357)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	June 30, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$558,131	$318,333	$239,798	$—	$558,131
Investment securities held-to-maturity	4,180,408	—	3,697,261	—	3,697,261
Loans(1)	14,030,432	—	—	13,304,749	13,304,749

Financial liabilities:
Time deposits(2)	$3,307,772	$—	$3,262,608	$—	$3,262,608
Long-term borrowings	500,000	—	492,616	—	492,616

	December 31, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$526,624	$297,502	$229,122	$—	$526,624
Investment securities held-to-maturity	4,320,639	—	3,814,822	—	3,814,822
Loans(1)	13,793,922	—	—	13,138,787	13,138,787

Financial liabilities:
Time deposits(2)	$2,476,050	$—	$2,423,231	$—	$2,423,231
Short-term borrowings	75,000	—	74,991	—	74,991
(1)	Excludes financing leases of $332.4 million at June 30, 2023 and $298.1 million at December 31, 2022.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.8 billion as of June 30, 2023 and $19.2 billion as of December 31, 2022.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both June 30, 2023 and December 31, 2022, the Company had $7.0 billion of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $51.1 million and $48.5 million at June 30, 2023 and December 31, 2022, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of June 30, 2023 and December 31, 2022. Additionally, there were no nonrecurring fair value adjustments for both the three and six months ended June 30, 2023 and 2022.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2023
Net interest income	$104,237	$41,496	$14,206	$159,939
Provision for credit losses	(1,991)	(3,009)	—	(5,000)
Net interest income after provision for credit losses	102,246	38,487	14,206	154,939

Noninterest income	23,797	19,086	4,465	47,348
Noninterest expense	(77,597)	(27,086)	(16,198)	(120,881)
Income before provision for income taxes	48,446	30,487	2,473	81,406

Provision for income taxes	(11,361)	(6,882)	(721)	(18,964)
Net income	$37,085	$23,605	$1,752	$62,442

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2023
Net interest income	$213,157	$82,435	$31,594	$327,186
Provision for credit losses	(4,554)	(6,882)	(2,364)	(13,800)
Net interest income after provision for credit losses	208,603	75,553	29,230	313,386

Noninterest income	48,064	36,974	11,333	96,371
Noninterest expense	(153,440)	(54,856)	(31,152)	(239,448)
Income before provision for income taxes	103,227	57,671	9,411	170,309

Provision for income taxes	(24,627)	(13,212)	(3,210)	(41,049)
Net income	$78,600	$44,459	$6,201	$129,260

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended June 30, 2022
Net interest income	$107,368	$36,826	$953	$145,147
Provision for credit losses	(386)	(614)	—	(1,000)
Net interest income after provision for credit losses	106,982	36,212	953	144,147

Noninterest income	22,485	20,415	1,237	44,137
Noninterest expense	(73,357)	(26,962)	(8,856)	(109,175)
Income (loss) before (provision) benefit for income taxes	56,110	29,665	(6,666)	79,109

(Provision) benefit for income taxes	(13,896)	(7,251)	1,398	(19,749)
Net income (loss)	$42,214	$22,414	$(5,268)	$59,360

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Six Months Ended June 30, 2022
Net interest income	$201,416	$71,914	$5,689	$279,019
Benefit for credit losses	1,455	1,928	1,364	4,747
Net interest income after benefit for credit losses	202,871	73,842	7,053	283,766

Noninterest income	45,800	39,070	647	85,517
Noninterest expense	(143,577)	(53,467)	(16,173)	(213,217)
Income (loss) before (provision) benefit for income taxes	105,094	59,445	(8,473)	156,066

(Provision) benefit for income taxes	(26,046)	(14,504)	1,563	(38,987)
Net income (loss)	$79,048	$44,941	$(6,910)	$117,079

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains, and from time to time our management may make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Statements that are not historical or current facts, are forward-looking statements, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular; turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of FHB to attract and retain depositors, and could affect the ability of financial services providers, including us, to borrow or raise capital; increases in Federal Deposit Insurance Corporation (“FDIC”) assessments due to bank failures; actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions; a sustained period of high inflation; our dependence on the real estate markets in which we operate; risk arising from conditions in the commercial real estate market; concentration of exposures to certain asset classes and individual obligors; interest rate risk and fluctuations in interest rates; events resulting from the discontinuance of the London Interbank Offered Rate (“LIBOR”); the possibility of a decline in the value of the investment securities we own; the possibility of a deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, our ability to raise additional capital in the future; our ability to maintain, attract and retain customer relationships; our ability to attract and retain key personnel and other skilled employees; the effectiveness of our techniques for managing risk and our use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular; the effectiveness of the appraisals and other valuation techniques we use; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the possibility of employee misconduct or mistakes; changes in the actual or perceived soundness or condition of other financial institutions; consumer protection initiatives related to the foreclosure process; risks in connection with any sale of loans; the possibility that certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations; issues regarding the accuracy and completeness of information about customers and counterparties; risks associated with our accounting estimates and risk management processes and controls. changes in our accounting policies or in accounting standards; risks relating to the geographic concentration in our existing markets; risks relating to competition in a highly competitive industry and market area; the possibility that new lines of business, products, product enhancements or services may subject us to additional risks; a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them; technological change; future legislative or regulatory change; risks relating to our bank in times of stress; capital adequacy requirements; the possibility that we may not pay dividends on our common stock in the future; the possibility of rulemaking changes implemented by the CFPB; the possibility of litigation and regulatory actions; the possibility of increases in FDIC insurance premiums; the risk of non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations; risks regarding regulations relating to privacy, information security and data protection, and differences in regulation; risks relating to our use of third-party vendors and our other ongoing third-party business relationships; environmental liability risks associated with our bank branches and any real estate collateral we acquire upon foreclosure; the possibility of litigation pertaining to our fiduciary responsibilities; the impact of pandemics, epidemics or other health-related crises; the effects of severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events; volatility in our stock price; the possibility of future sales and issuances of our common stock; the possibility of unexpected tax liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions to facilitate FHI’s initial public offering; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy reflects growth during the six months ended June 30, 2023, but the forecast for the remainder of the year is still highly uncertain due to the uncertainty of the effect of rate increases and liquidity concerns from the recent bank closures. According to the Hawaii Department of Business, Economic Development & Tourism, the statewide seasonally adjusted unemployment rate has improved to 3.0% at June 30, 2023, compared to 4.3% at June 30, 2022. Nationally, the seasonally adjusted unemployment rate was 3.6% at June 30, 2023, equivalent to the 3.6% rate at June 30, 2022.

Domestic visitor arrivals continue to remain strong and have nearly returned to pre-pandemic levels. The average daily domestic passenger counts for the first six months of 2023 were approximately 95.6% of the average daily passenger counts during the first six months of 2019, according to the Hawaii Tourism Authority. International visitors have been slower to return to pre-pandemic levels, but are continuing to increase.

The housing market has slowed compared to previous periods but remains relatively stable. Both volume of real estate sales and housing prices decreased when comparing the first six months of 2023 with the first six months of 2022. According to the Honolulu Board of Realtors, the volume of single-family home sales decreased by 35%, while condominium sales decreased by 36%, as compared to the same period in 2022. The median price of a single-family home sold on Oahu in the first six months of 2023 was $1,050,000, a decrease of 5.5% from the same period in 2022. The median price of a condominium sold on Oahu in the first six months of 2023 was $500,000, a decrease of 2.9% from the same period in 2022. As of June 30, 2023, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.6 and 2.8 months, respectively.

Lastly, state general excise and use tax revenues increased by 8.6% for the six months ended June 30, 2023 as compared to the same period in 2022, according to the Hawaii Department of Business, Economic Development & Tourism.

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

Although inflation is not rising as quickly as it did in previous periods, prices remain high due to, among other factors, continued global supply chain disruptions, changes in the labor market and geopolitical tensions.

Our operating costs continue to increase as inflationary conditions put upward pressure on the Company’s expenses. As virtually all of our assets and liabilities are monetary in nature, interest rates (which do not necessarily move in the same direction or the same extent as the prices of goods and services) generally have a more significant impact on our performance than do general levels of inflation. Rising interest rates may contribute to increased yields on assets and higher costs on funding, which generally improves net interest margins when balance sheet composition remains constant. However, changes in interest rates could influence not only the interest rates we receive on loans and securities and the interest rates we pay on deposits and borrowings, but also the composition of loans and deposits. The changing composition of our loans and deposits following a large interest rate change may cause periods where net interest margin compresses as fixed rate loans pay off at a slower pace and deposits migrate to higher cost categories. Our ability to originate loans and deposits could also be impacted. In addition, changes in interest rates have had an impact, and may have a significant impact on (i) the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet and (ii) the level of loan refinancing activity in our portfolio, which impacts the amount of prepayment penalty income we receive on loans we hold. In addition, we may incur debt in the future, and that debt may also be sensitive to interest rates.

There also remain many uncertainties given the recent financial events in the banking sector. On March 12 and 13, 2023, following the closures of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (“FDIA”), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank. The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. Under the FDIA, the assessment may be on insured depository institutions, depository institution holding companies (with the concurrence of the Treasury Secretary), or both, as the FDIC determines to be appropriate. The FDIC has discretion with respect to the design and timeframe for any special assessment, and, under the FDIA, the FDIC may consider the types of entities that benefit from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate. In May 2023, the FDIC issued a notice of proposed rulemaking (“NPR”), which proposed an annual special assessment rate of approximately 12.5 basis points to an assessment base that would equal an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be paid in eight quarterly installments beginning in the first quarter of 2024. If the rule is adopted as proposed, the total amount of the special assessment would be expected to be accrued and recognized as a loss in the period the rule is adopted. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

In addition, the closures of SVB and Signature Bank and adverse developments affecting other banks in the first half of 2023 resulted in heightened levels of market activity and volatility, as well as the potential for increased regulations and more stringent capital requirements going forward. In response to the deterioration in the operating environment and funding conditions for U.S. banks, in April 2023, Moody’s lowered the macro profile of the U.S. banking system and downgraded the credit ratings of the Bank, among other regional banks. In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions.

As of June 30, 2023, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.05%, compared to the minimum requirement of 4.50%. In light of the recent volatility in the banking sector, we increased our liquidity with higher than normal levels and continued to maintain high levels of liquidity. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

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

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Income Statement Data:
Interest income	$229,205	$149,744	$442,750	$286,365
Interest expense	69,266	4,597	115,564	7,346
Net interest income	159,939	145,147	327,186	279,019
Provision for credit losses	5,000	1,000	13,800	(4,747)
Net interest income after provision for credit losses	154,939	144,147	313,386	283,766
Noninterest income	47,348	44,137	96,371	85,517
Noninterest expense	120,881	109,175	239,448	213,217
Income before provision for income taxes	81,406	79,109	170,309	156,066
Provision for income taxes	18,964	19,749	41,049	38,987
Net income	$62,442	$59,360	$129,260	$117,079
Basic earnings per share	$0.49	$0.46	$1.01	$0.92
Diluted earnings per share	$0.49	$0.46	$1.01	$0.91
Basic weighted-average outstanding shares	127,591,371	127,672,244	127,522,975	127,614,564
Diluted weighted-average outstanding shares	127,832,351	128,014,777	127,901,225	128,108,630
Dividends declared per share	$0.26	$0.26	$0.52	$0.52
Dividend payout ratio	53.06%	56.52%	51.49%	57.14%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.91%	2.60%	3.01%	2.51%
Efficiency ratio	57.96%	57.33%	56.17%	58.15%
Return on average total assets	1.01%	0.94%	1.06%	0.94%
Return on average tangible assets (non-GAAP)(2)	1.05%	0.98%	1.10%	0.98%
Return on average total stockholders' equity	10.68%	10.52%	11.23%	9.82%
Return on average tangible stockholders' equity (non-GAAP)(2)	18.57%	18.79%	19.65%	16.76%
Noninterest expense to average assets	1.95%	1.73%	1.96%	1.71%
				(continued)

(continued)	June 30,	December 31,
(dollars in thousands, except per share data)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$558,131	$526,624
Investment securities available-for-sale	2,909,372	3,151,133
Investment securities held-to-maturity	4,180,408	4,320,639
Loans and leases	14,362,832	14,092,012
Allowance for credit losses for loans and leases	148,581	143,900
Goodwill	995,492	995,492
Total assets	24,511,566	24,577,223
Total deposits	21,078,166	21,689,029
Short-term borrowings	—	75,000
Long-term borrowings	500,000	—
Total liabilities	22,151,828	22,308,218
Total stockholders' equity	2,359,738	2,269,005
Book value per share	$18.49	$17.82
Tangible book value per share (non-GAAP)(2)	$10.69	$10.00

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.09%	0.08%
Allowance for credit losses for loans and leases / total loans and leases	1.03%	1.02%
Net charge-offs / average total loans and leases(3)	0.10%	0.08%

	June 30,	December 31,
Capital Ratios:	2023	2022
Common Equity Tier 1 Capital Ratio	12.05%	11.82%
Tier 1 Capital Ratio	12.05%	11.82%
Total Capital Ratio	13.17%	12.92%
Tier 1 Leverage Ratio	8.30%	8.11%
Total stockholders' equity to total assets	9.63%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	5.80%	5.40%
(1)	Except for the efficiency ratio, amounts are annualized for the three and six months ended June 30, 2023 and 2022.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the six months ended June 30, 2023.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Income Statement Data:
Noninterest expense	$120,881	$109,175	$239,448	$213,217

Net income	$62,442	$59,360	$129,260	$117,079

Average total stockholders' equity	$2,344,285	$2,262,654	$2,321,977	$2,404,471
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,348,793	$1,267,162	$1,326,485	$1,408,979

Average total assets	$24,821,486	$25,250,176	$24,685,560	$25,165,783
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$23,825,994	$24,254,684	$23,690,068	$24,170,291

Return on average total stockholders' equity(a)	10.68%	10.52%	11.23%	9.82%
Return on average tangible stockholders' equity (non-GAAP)(a)	18.57%	18.79%	19.65%	16.76%

Return on average total assets(a)	1.01%	0.94%	1.06%	0.94%
Return on average tangible assets (non-GAAP)(a)	1.05%	0.98%	1.10%	0.98%

Noninterest expense to average assets(a)	1.95%	1.73%	1.96%	1.71%

	As of	As of
	June 30,	December 31,
(dollars in thousands, except share amount and per share data)	2023	2022
Balance Sheet Data:
Total stockholders' equity	$2,359,738	$2,269,005
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,364,246	$1,273,513

Total assets	$24,511,566	$24,577,223
Less: goodwill	995,492	995,492
Tangible assets	$23,516,074	$23,581,731

Shares outstanding	127,608,037	127,363,327

Total stockholders' equity to total assets	9.63%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.80%	5.40%

Book value per share	$18.49	$17.82
Tangible book value per share (non-GAAP)	$10.69	$10.00
(a)	Annualized for the three and six months ended June 30, 2023 and 2022.

Financial Highlights

Net income was $62.4 million for the three months ended June 30, 2023, an increase of $3.1 million or 5% as compared to the same period in 2022. Basic and diluted earnings per share were both $0.49 per share for the three months ended June 30, 2023, an increase of $0.03 per share or 7% as compared to the same period in 2022. The increase in net income was primarily due to a $14.8 million increase in net interest income driven by the rising interest rate environment, a $3.2 million increase in noninterest income and a $0.8 million decrease in the provision for income taxes. This was partially offset by a $11.7 million increase in noninterest expense and a $4.0 million increase in the provision for credit losses (the “Provision”).

Our return on average total assets was 1.01% for the three months ended June 30, 2023, an increase of seven basis points from the same period in 2022, and our return on average total stockholders’ equity was 10.68% for the three months ended June 30, 2023, an increase of 16 basis points from the same period in 2022. Our return on average tangible assets was 1.05% for the three months ended June 30, 2023, an increase of seven basis points from the same period in 2022, and our return on average tangible stockholders’ equity was 18.57% for the three months ended June 30, 2023, a decrease of 22 basis points, from the same period in 2022. Our efficiency ratio was 57.96% for the three months ended June 30, 2023 compared to 57.33% for the same period in 2022.

Our results for the three months ended June 30, 2023 were highlighted by the following:

●	Net interest income was $159.9 million for the three months ended June 30, 2023, an increase of $14.8 million or 10% as compared to the same period in 2022. Our net interest margin was 2.91% for the three months ended June 30, 2023, an increase of 31 basis points as compared to the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rate environment and was primarily due to higher yields and average balances in our loan and lease portfolio, partially offset by higher deposit funding costs and higher average balances in total borrowings during the three months ended June 30, 2023.

●	The Provision was $5.0 million for the three months ended June 30, 2023, an increase of $4.0 million as compared to the same period in 2022. The Provision of $5.0 million for the three months ended June 30, 2023 was primarily due to an increase in the provision for construction loans and home equity lines. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $47.3 million for the three months ended June 30, 2023, an increase of $3.2 million or 7% as compared to the same period in 2022. The increase was primarily due to $3.3 million of Bank-owned life insurance (“BOLI”) income as compared to a negative $0.9 million of BOLI income for the same period in 2022, partially offset by a $1.6 million decrease in credit and debit card fees.

●	Noninterest expense was $120.9 million for the three months ended June 30, 2023, an increase of $11.7 million or 11% compared to the same period in 2022. The increase in noninterest expense was primarily due to a $8.0 million increase in salaries and employee benefits, a $3.2 million increase in equipment expense and a $1.4 million increase in regulatory assessment and fees, partially offset by a $1.1 million decrease in contracted services and professional fees.

Net income was $129.3 million for the six months ended June 30, 2023, an increase of $12.2 million or 10% as compared to the same period in 2022. Basic earnings per share was $1.01 per share for the six months ended June 30, 2023, an increase of $0.09 per share or 10% as compared to the same period in 2022. Diluted earnings per share was $1.01 per share for the six months ended June 30, 2023, an increase of $0.10 per share or 11% as compared to the same period in 2022. The increase in net income was primarily due to a $48.2 million increase in net interest income and a $10.9 million increase in noninterest income. This was partially offset by a $26.2 million increase in noninterest expense and a $2.1 million increase in the provision for income taxes, in addition to a Provision of $13.8 million for the six months ended June 30, 2023, compared to a negative Provision of $4.7 million for the six months ended June 30, 2022.

Our return on average total assets was 1.06% for the six months ended June 30, 2023, an increase of 12 basis points from the same period in 2022, and our return on average total stockholders’ equity was 11.23% for the six months ended June 30, 2023, an increase of 141 basis points for the same period in 2022. Our return on average tangible assets was 1.10% for the six months ended June 30, 2023, an increase of 12 basis points from the same period in 2022, and our return on average tangible stockholders’ equity was 19.65% for the six months ended June 30, 2023, an increase of 289 basis points from the same period in 2022. Our efficiency ratio was 56.17% for the six months ended June 30, 2023 compared to 58.15% for the same period in 2022.

Our results for the six months ended June 30, 2023 were highlighted by the following:

●	Net interest income was $327.2 million for the six months ended June 30, 2023, an increase of $48.2 million or 17% as compared to the same period in 2022. Our net interest margin was 3.01% for the six months ended June 30, 2023, an increase of 50 basis points as compared to the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to higher yields and average balances in our loan and lease portfolio, higher yields in our investment securities portfolio and higher yields on interest-bearing deposits in other banks. This was partially offset by higher deposit funding costs, lower average balances in our investment securities portfolio and higher average balances in total borrowings during the six months ended June 30, 2023.

●	The Provision was $13.8 million for the six months ended June 30, 2023, compared to a negative Provision of $4.7 million for the same period in 2022. The Provision of $13.8 million for the six months ended June 30, 2023, was primarily due to increases in the provision for consumer loans, construction loans and home equity lines and the provision for unfunded construction and home equity line commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $96.4 million for the six months ended June 30, 2023, an increase of $10.9 million or 13% as compared to the same period in 2022. The increase was primarily due to $8.4 million of BOLI income as compared to a negative $1.3 million of BOLI income for the same period in 2022, in addition to a $1.4 million increase in trust and investment services income.

●	Noninterest expense was $239.4 million for the six months ended June 30, 2023, an increase of $26.2 million or 12% as compared to the same period in 2022. The increase in noninterest expense was primarily due to a $15.8 million increase in salaries and employee benefits expense, a $7.0 million increase in equipment expense, a $3.0 million increase in regulatory assessment and fees and a $1.6 million increase in card rewards program expense, partially offset by a $2.0 million decrease in contracted services and professional fees.

For the six months ended June 30, 2023, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 12.05% as of June 30, 2023, an increase of 23 basis points from December 31, 2022. The increase in CET1 was primarily due to earnings for the six months ended June 30, 2023, partially offset by the dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets driven by an increase in loans and leases.

●	Total loans and leases were $14.4 billion as of June 30, 2023, an increase of $270.8 million or 2% from December 31, 2022. The increase in total loans and leases was primarily due to increases in commercial real estate loans, construction loans, residential real estate loans and lease financing, partially offset by decreases in commercial and industrial loans and consumer loans.

●	The ACL was $148.6 million as of June 30, 2023, an increase of $4.7 million or 3% from December 31, 2022. The ratio of our ACL to total loans and leases outstanding was 1.03% as of June 30, 2023, an increase of one basis point compared to December 31, 2022.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $7.1 billion as of June 30, 2023, a decrease of $382.0 million or 5% from December 31, 2022. Maturities and payments on investment securities were used to fund loan growth and offset the decline in deposits.

●	Total deposits were $21.1 billion as of June 30, 2023, a decrease of $610.9 million or 3% from December 31, 2022. The decrease in total deposits was primarily due to a $698.0 million decrease in demand deposit balances, a $546.9 million decrease in savings deposit balances and a $197.6 million decrease in money market deposit balances, partially offset by a $831.7 million increase in time deposit balances.

●	Total borrowings consisted of $500.0 million of long-term borrowings as of June 30, 2023, compared to $75.0 million of short-term borrowings as of December 31, 2022. For information with respect to the financial terms of such advances, see “ – Analysis of Financial Condition – Short-term and Long-term Borrowings.”

●	Total stockholders’ equity was $2.4 billion as of June 30, 2023, an increase of $90.7 million or 4% from December 31, 2022. The increase in stockholders’ equity was primarily due to earnings for the period of $129.3 million and net unrealized gains in our investment securities portfolio, net of tax, of $26.2 million, partially offset by dividends declared and paid to the Company’s stockholders of $66.3 million during the six months ended June 30, 2023.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2023 and 2022, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$569.3	$7.2	5.07%	$1,297.3	$2.8	0.85%
Available-for-Sale Investment Securities
Taxable	2,978.6	18.0	2.42	3,946.4	16.6	1.68
Non-Taxable	5.8	0.1	5.74	8.4	0.1	5.26
Held-to-Maturity Investment Securities
Taxable	3,618.7	15.3	1.69	3,533.6	15.0	1.70
Non-Taxable	610.4	3.7	2.46	607.0	4.1	2.71
Total Investment Securities	7,213.5	37.1	2.06	8,095.4	35.8	1.77
Loans Held for Sale	0.5	—	5.87	0.3	—	5.06
Loans and Leases (1)
Commercial and industrial	2,265.7	36.2	6.41	1,951.3	15.0	3.09
Commercial real estate	4,183.6	64.9	6.22	3,808.9	30.7	3.23
Construction	874.3	15.2	6.96	711.3	6.3	3.57
Residential:
Residential mortgage	4,314.0	39.1	3.62	4,183.0	36.7	3.51
Home equity line	1,119.3	9.2	3.31	945.7	5.9	2.49
Consumer	1,196.6	17.7	5.92	1,218.0	15.5	5.09
Lease financing	329.7	3.6	4.43	240.4	2.1	3.53
Total Loans and Leases	14,283.2	185.9	5.22	13,058.6	112.2	3.44
Other Earning Assets	119.8	0.3	0.99	69.0	0.1	0.79
Total Earning Assets (2)	22,186.3	230.5	4.16	22,520.6	150.9	2.68
Cash and Due from Banks	257.9			300.8
Other Assets	2,377.3			2,428.8
Total Assets	$24,821.5			$25,250.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,099.4	$16.1	1.05%	$6,971.3	$1.7	0.10%
Money Market	3,809.8	19.6	2.07	4,127.4	1.4	0.14
Time	2,877.8	22.4	3.12	1,671.4	1.5	0.36
Total Interest-Bearing Deposits	12,787.0	58.1	1.82	12,770.1	4.6	0.14
Federal Funds Purchased	2.9	—	5.00	—	—	—
Other Short-Term Borrowings	362.9	4.7	5.16	—	—	—
Long-Term Borrowings	500.0	6.0	4.78	—	—	—
Other Interest-Bearing Liabilities	54.0	0.5	4.00	—	—	—
Total Interest-Bearing Liabilities	13,706.8	69.3	2.03	12,770.1	4.6	0.14
Net Interest Income		$161.2			$146.3
Interest Rate Spread			2.13%			2.54%
Net Interest Margin			2.91%			2.60%
Noninterest-Bearing Demand Deposits	8,270.3			9,631.4
Other Liabilities	500.1			586.0
Stockholders' Equity	2,344.3			2,262.7
Total Liabilities and Stockholders' Equity	$24,821.5			$25,250.2
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.3 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended June 30, 2023
	Compared to June 30, 2022
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(2.3)	$6.7	$4.4
Available-for-Sale Investment Securities
Taxable	(4.7)	6.1	1.4
Held-to-Maturity Investment Securities
Taxable	0.3	—	0.3
Non-Taxable	—	(0.4)	(0.4)
Total Investment Securities	(4.4)	5.7	1.3
Loans and Leases
Commercial and industrial	2.8	18.4	21.2
Commercial real estate	3.3	30.9	34.2
Construction	1.7	7.2	8.9
Residential:
Residential mortgage	1.2	1.2	2.4
Home equity line	1.2	2.1	3.3
Consumer	(0.3)	2.5	2.2
Lease financing	0.9	0.6	1.5
Total Loans and Leases	10.8	62.9	73.7
Other Earning Assets	0.1	0.1	0.2
Total Change in Interest Income	4.2	75.4	79.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(0.2)	14.6	14.4
Money Market	(0.1)	18.3	18.2
Time	1.8	19.1	20.9
Total Interest-Bearing Deposits	1.5	52.0	53.5
Other Short-term Borrowings	4.7	—	4.7
Long-term Borrowings	6.0	—	6.0
Other Interest-Bearing Liabilities	0.5	—	0.5
Total Change in Interest Expense	12.7	52.0	64.7
Change in Net Interest Income	$(8.5)	$23.4	$14.9
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $161.2 million for the three months ended June 30, 2023, an increase of $14.9 million or 10% compared to the same period in 2022. Our net interest margin was 2.91% for the three months ended June 30, 2023, an increase of 31 basis points from the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rate environment and was primarily due to higher yields and average balances in our loan and lease portfolio, partially offset by higher deposit funding costs and higher average balances in total borrowings during the three months ended June 30, 2023, compared to the same period in 2022. The yield on our loan and lease portfolio was 5.22% for the three months ended June 30, 2023, an increase of 178 basis points as compared to the same period in 2022. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans, commercial and industrial loans and construction loans, which are largely based on the SOFR. For the three months ended June 30, 2023, the average balance of our loan and lease portfolio was $14.3 billion, an increase of $1.2 billion or 9% compared to the same period in 2022. The increase in the average balance of our loans and leases reflected increases in most loan categories. Deposit funding costs were $58.1 million for the three months ended June 30, 2023, an increase of $53.5 million compared to the same period in 2022 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 1.82% for the three months ended June 30, 2023, an increase of 168 basis points compared to the same period in 2022, primarily due to increases in our time, money market and savings deposits. For the three months ended June 30, 2023, the average balance of our total borrowings was $865.8 million, compared to nil during the same period in 2022, primarily due to increases in FHLB advances.

For the six months ended June 30, 2023 and 2022, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$435.2	$10.6	4.91%	$1,218.3	$3.3	0.55%
Available-for-Sale Investment Securities
Taxable	3,029.7	36.4	2.41	5,862.7	45.7	1.56
Non-Taxable	18.4	0.5	5.58	320.8	3.9	2.41
Held-to-Maturity Investment Securities
Taxable	3,651.1	30.9	1.70	1,776.6	15.0	1.69
Non-Taxable	611.3	7.9	2.60	305.2	4.1	2.71
Total Investment Securities	7,310.5	75.7	2.08	8,265.3	68.7	1.66
Loans Held for Sale	0.3	—	5.79	0.8	—	2.60
Loans and Leases(1)
Commercial and industrial	2,229.5	68.6	6.20	1,962.1	29.7	3.05
Commercial real estate	4,144.9	123.2	5.99	3,721.0	56.4	3.06
Construction	874.1	29.9	6.89	738.9	12.1	3.30
Residential:
Residential mortgage	4,310.5	77.5	3.59	4,147.2	71.5	3.45
Home equity line	1,097.2	17.9	3.29	918.8	11.3	2.48
Consumer	1,205.0	34.8	5.84	1,218.3	31.1	5.14
Lease financing	320.6	6.8	4.27	233.4	4.0	3.48
Total Loans and Leases	14,181.8	358.7	5.09	12,939.7	216.1	3.36
Other Earning Assets	102.9	0.5	0.90	68.0	0.4	1.05
Total Earning Assets(2)	22,030.7	445.5	4.07	22,492.1	288.5	2.58
Cash and Due from Banks	271.9			296.5
Other Assets	2,383.0			2,377.2
Total Assets	$24,685.6			$25,165.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,226.2	$30.0	0.97%	$6,820.7	$2.2	0.07%
Money Market	3,831.5	33.9	1.78	4,088.3	2.0	0.09
Time	2,697.7	37.5	2.80	1,709.8	3.2	0.38
Total Interest-Bearing Deposits	12,755.4	101.4	1.60	12,618.8	7.4	0.12
Federal Funds Purchased	34.8	0.8	4.45	—	—	—
Other Short-Term Borrowings	208.7	5.3	5.14	—	—	—
Long-Term Borrowings	303.8	7.1	4.73	—	—	—
Other Interest-Bearing Liabilities	48.5	1.0	4.12	—	—	—
Total Interest-Bearing Liabilities	13,351.2	115.6	1.75	12,618.8	7.4	0.12
Net Interest Income		$329.9			$281.1
Interest Rate Spread			2.32%			2.46%
Net Interest Margin			3.01%			2.51%
Noninterest-Bearing Demand Deposits	8,506.4			9,563.6
Other Liabilities	506.0			578.9
Stockholders' Equity	2,322.0			2,404.5
Total Liabilities and Stockholders' Equity	$24,685.6			$25,165.8

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $2.7 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

Analysis of Change in Net Interest Income			Table 6
	Six Months Ended June 30, 2023
	Compared to June 30, 2022
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(3.4)	$10.7	$7.3
Available-for-Sale Investment Securities
Taxable	(27.6)	18.3	(9.3)
Non-Taxable	(5.6)	2.2	(3.4)
Held-to-Maturity Investment Securities
Taxable	15.8	0.1	15.9
Non-Taxable	4.0	(0.2)	3.8
Total Investment Securities	(13.4)	20.4	7.0
Loans and Leases
Commercial and industrial	4.5	34.4	38.9
Commercial real estate	7.1	59.7	66.8
Construction	2.5	15.3	17.8
Residential:
Residential mortgage	3.0	3.0	6.0
Home equity line	2.5	4.1	6.6
Consumer	(0.4)	4.1	3.7
Lease financing	1.7	1.1	2.8
Total Loans and Leases	20.9	121.7	142.6
Other Earning Assets	0.2	(0.1)	0.1
Total Change in Interest Income	4.3	152.7	157.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(0.2)	28.0	27.8
Money Market	(0.1)	32.0	31.9
Time	2.8	31.5	34.3
Total Interest-Bearing Deposits	2.5	91.5	94.0
Federal Funds Purchased	0.8	—	0.8
Other Short-Term Borrowings	5.3	—	5.3
Long-Term Borrowings	7.1	—	7.1
Other Interest-Bearing Liabilities	1.0	—	1.0
Total Change in Interest Expense	16.7	91.5	108.2
Change in Net Interest Income	$(12.4)	$61.2	$48.8

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $329.9 million for the six months ended June 30, 2023, an increase of $48.8 million or 17% compared to the same period in 2022. Our net interest margin was 3.01% for the six months ended June 30, 2023, an increase of 50 basis points from the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rate environment and was primarily due to higher yields and average balances in our loan and lease portfolio, higher yields in our investment securities portfolio and higher yields on interest-bearing deposits in other banks. This was partially offset by higher deposit funding costs, lower average balances in our investment securities portfolio and higher average balances in total borrowings during the six months ended June 30, 2023. The yield on our loan and lease portfolio was 5.09% for the six months ended June 30, 2023, an increase of 173 basis points as compared to the same period in 2022. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans, commercial and industrial loans and construction loans, which are largely based on the SOFR. For the six months ended June 30, 2023, the average balance of our loan and lease portfolio was $14.2 billion, an increase of $1.2 billion or 10% compared to the same period in 2022. The increase in the average balance of our loans and leases reflected increases in most loan categories. For the six months ended June 30, 2023, the yield on our investment securities portfolio was 2.08%, an increase of 42 basis points compared to the same period in 2022, primarily due to an increase in interest rates. For the six months ended June 30, 2023, the average balance of our investment securities portfolio was $7.3 billion, a decrease of $954.8 million or 12% compared to the same period in 2022. For the six months ended June 30, 2023, the yield on our interest-bearing deposits in other banks was 4.91%, an increase of 436 basis points compared to the same period in 2022. Deposit funding costs were $101.4 million for the six months ended June 30, 2023, an increase of $94.0 million compared to the same period in 2022, primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 1.60% for the six months ended June 30, 2023, an increase of 148 basis points compared to the same period in 2022, primarily due to increases in our money market, time and savings deposits. For the six months ended June 30, 2023, the average balance of our total borrowings was $547.3 million, compared to nil during the same period in 2022, primarily due to increases in FHLB advances.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2022 at 3.25% and increased a total of 425 basis points (25 basis points in March, 50 basis points in May, 75 basis points in each month of June, July, September and November, and 50 basis points in December) to end the year at 7.50%. During 2023, the prime rate increased 75 basis points (25 basis points each in February, March and May) to end the second quarter of 2023 at 8.25%. As noted above, our loan portfolio is also impacted by changes in the SOFR. At June 30, 2023, the one-month and three-month CME Term SOFR interest rates were 5.14% and 5.27%, respectively. At June 30, 2022, the one-month and three-month CME Term SOFR interest rates were 1.69% and 2.12%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2022 at 0.00% to 0.25%. During 2022, the federal funds rate increased 425 basis points to end the year at 4.25% to 4.50%. During 2023, the federal funds rate increased 75 basis points to end the second quarter at 5.00% to 5.25%.

Provision for Credit Losses

The Provision was $5.0 million for the three months ended June 30, 2023, compared to a Provision of $1.0 million for the same period in 2022. The Provision of $5.0 million for the three months ended June 30, 2023, was primarily due to increases in the provision for construction loans and home equity lines. We recorded net charge-offs of loans and leases of $3.5 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively. This represented charge-offs of 0.10% and 0.07% of average loans and leases, on an annualized basis, for the three months ended June 30, 2023 and 2022, respectively. The Provision was $13.8 million for the six months ended June 30, 2023, compared to a negative Provision of $4.7 million for the same period in 2022. The Provision of $13.8 million for the six months ended June 30, 2023, was primarily due to increases in the provision for consumer loans, construction loans and home equity lines and the provision for unfunded construction and home equity line commitments. We recorded net charge-offs of loans and leases of $6.8 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively. This represented charge-offs of 0.10% and 0.08% of average loans and leases, on an annualized basis, for the six months ended June 30, 2023 and 2022, respectively. The ACL was $148.6 million as of June 30, 2023, an increase of $4.7 million or 3% from December 31, 2022 and represented 1.03% of total outstanding loans and leases as of June 30, 2023 compared to 1.02% of total outstanding loans and leases as of December 31, 2022. The reserve for unfunded commitments was $36.2 million as of June 30, 2023, compared to $33.8 million as of December 31, 2022. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended June 30, 2023 and 2022 and Table 8 presents the major components of noninterest income for the six months ended June 30, 2023 and 2022:

Noninterest Income				Table 7
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2023	2022	Change	Change
Service charges on deposit accounts	$7,246	$6,843	$403	6%
Credit and debit card fees	15,461	17,056	(1,595)	(9)
Other service charges and fees	9,056	9,018	38	—
Trust and investment services income	9,448	8,759	689	8
Bank-owned life insurance	3,271	(859)	4,130	n/m
Other	2,866	3,320	(454)	(14)
Total noninterest income	$47,348	$44,137	$3,211	7%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the three months ended June 30, 2023 to the same period in 2022.

Noninterest Income				Table 8
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2023	2022	Change	Change
Service charges on deposit accounts	$14,477	$14,344	$133	1%
Credit and debit card fees	31,759	31,906	(147)	—
Other service charges and fees	18,218	18,672	(454)	(2)
Trust and investment services income	19,062	17,642	1,420	8
Bank-owned life insurance	8,391	(1,276)	9,667	n/m
Other	4,464	4,229	235	6
Total noninterest income	$96,371	$85,517	$10,854	13%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the six months ended June 30, 2023 to the same period in 2022.

Total noninterest income was $47.3 million for the three months ended June 30, 2023, an increase of $3.2 million or 7% as compared to the same period in 2022. Total noninterest income was $96.4 million for the six months ended June 30, 2023, an increase of $10.9 million or 13% as compared to the same period in 2022.

Service charges on deposit accounts were $7.2 million for the three months ended June 30, 2023, an increase of $0.4 million or 6% as compared to the same period in 2022. This increase was primarily due to a $0.4 million increase in dormant account fees and a $0.4 million increase in overdraft and checking account fees, partially offset by a $0.3 million decrease in checking account service fees. Service charges on deposit accounts were $14.5 million for the six months ended June 30, 2023, an increase of $0.1 million or 1% as compared to the same period in 2022.

Credit and debit card fees were $15.5 million for the three months ended June 30, 2023, a decrease of $1.6 million or 9% as compared to the same period in 2022. This decrease was primarily due to a $1.9 million increase in network association dues and a $0.4 million decrease in merchant service revenues, partially offset by a $0.6 million increase in interchange settlement fees. Credit and debit card fees were $31.8 million for the six months ended June 30, 2023, a decrease of $0.1 million as compared to the same period in 2022.

Other service charges and fees were $9.1 million for the three months ended June 30, 2023, a minimal change as compared to the same period in 2022. Other service charges and fees were $18.2 million for the six months ended June 30, 2023, a decrease of $0.5 million or 2% as compared to the same period in 2022. This decrease was primarily due to a $0.3 million decrease in miscellaneous service fees and a $0.2 million decrease in service fees related to participation loans.

Trust and investment services income was $9.4 million for the three months ended June 30, 2023, an increase of $0.7 million or 8% as compared to the same period in 2022. This increase was primarily due to a $0.5 million increase in business cash management fees and a $0.4 million increase in investment management fees. Trust and investment services income was $19.1 million for the six months ended June 30, 2023, an increase of $1.4 million or 8% as compared to the same period in 2022. This increase was primarily due to a $1.4 million increase in business cash management fees and a $0.5 million increase in investment management fees, partially offset by a $0.3 million decrease in irrevocable trust fees.

BOLI income was $3.3 million for the three months ended June 30, 2023, an increase of $4.1 million as compared to the same period in 2022. This increase was primarily due to a $4.0 million increase in BOLI earnings and a $0.1 million increase in death benefit proceeds from life insurance policies. BOLI income was $8.4 million for the six months ended June 30, 2023, an increase of $9.7 million as compared to the same period in 2022. This increase was primarily due to a $7.6 million increase in BOLI earnings and a $2.1 million increase in death benefit proceeds from life insurance policies.

Other noninterest income was $2.9 million for the three months ended June 30, 2023, a decrease of $0.5 million or 14% as compared to the same period in 2022. This decrease was primarily due to a $1.9 million increase in net losses recognized in income related to derivative contracts and a $0.2 million increase in interest paid on collateral payments related to derivative instruments, partially offset by a $0.9 million increase in customer-related interest rate swap fees and a $0.8 million increase in market adjustments on mutual funds purchased. Other noninterest income was $4.5 million for the six months ended June 30, 2023, an increase of $0.2 million or 6% as compared to the same period in 2022.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended June 30, 2023 and 2022 and Table 10 presents the major components of noninterest expense for the six months ended June 30, 2023 and 2022:

Noninterest Expense				Table 9
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$57,904	$49,902	$8,002	16%
Contracted services and professional fees	17,498	18,617	(1,119)	(6)
Occupancy	7,554	7,334	220	3
Equipment	11,000	7,754	3,246	42
Regulatory assessment and fees	3,676	2,301	1,375	60
Advertising and marketing	1,891	1,994	(103)	(5)
Card rewards program	7,681	7,285	396	5
Other	13,677	13,988	(311)	(2)
Total noninterest expense	$120,881	$109,175	$11,706	11%

Noninterest Expense				Table 10
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$113,936	$98,128	$15,808	16%
Contracted services and professional fees	33,811	35,764	(1,953)	(5)
Occupancy	15,336	14,744	592	4
Equipment	20,736	13,731	7,005	51
Regulatory assessment and fees	7,512	4,525	2,987	66
Advertising and marketing	3,885	4,022	(137)	(3)
Card rewards program	15,766	14,168	1,598	11
Other	28,466	28,135	331	1
Total noninterest expense	$239,448	$213,217	$26,231	12%

Total noninterest expense was $120.9 million for the three months ended June 30, 2023, an increase of $11.7 million or 11% as compared to the same period in 2022. Total noninterest expense was $239.4 million for the six months ended June 30, 2023, an increase of $26.2 million or 12% as compared to the same period in 2022.

Salaries and employee benefits expense was $57.9 million for the three months ended June 30, 2023, an increase of $8.0 million or 16% as compared to the same period in 2022. This increase was primarily due to a $3.7 million increase in base salaries, a $2.9 million decrease in payroll and benefit costs being deferred as loan origination costs, a $2.0 million expense for payments accrued in the quarter ended June 30, 2023 in connection with separation agreements executed with two executive officers, and $0.9 million in severance payments accrued in the quarter ended June 30, 2023 for other employee terminations as part of an effort to reduce operating costs. This was partially offset by a $0.7 million decrease in temporary help expenses and a $0.6 million decrease in incentive compensation. Salaries and employee benefits expense was $113.9 million for the six months ended June 30, 2023, an increase of $15.8 million or 16% as compared to the same period in 2022. This increase was primarily due to a $7.9 million increase in base salaries, a $7.1 million decrease in payroll and benefit costs being deferred as loan origination costs, and the aforementioned separation and termination payments accrued as of June 30, 2023. This was partially offset by a $1.2 million decrease in incentive compensation and a $1.1 million decrease in temporary help expenses.

Contracted services and professional fees were $17.5 million for the three months ended June 30, 2023, a decrease of $1.1 million or 6% as compared to the same period in 2022. This decrease was primarily due to a $2.7 million decrease in contracted data processing expenses and a $2.0 million decrease in audit, legal and consultant fees, partially offset by a $3.5 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services. Contracted services and professional fees were $33.8 million for the six months ended June 30, 2023, a decrease of $2.0 million or 5% as compared to the same period in 2022. This decrease was primarily due to a $6.0 million decrease in contracted data processing expenses and a $3.2 million decrease in audit, legal and consultant fees, partially offset by a $7.1 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $7.6 million for the three months ended June 30, 2023, an increase of $0.2 million or 3% as compared to the same period in 2022. Occupancy expense was $15.3 million for the six months ended June 30, 2023, an increase of $0.6 million or 4% as compared to the same period in 2022. This increase was primarily due to a $0.6 million increase in utilities expense and a $0.5 million decrease in net sublease rental income, partially offset by a $0.4 million decrease in building depreciation.

Equipment expense was $11.0 million for the three months ended June 30, 2023, an increase of $3.2 million or 42% as compared to the same period in 2022. This increase was primarily due to a $3.6 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.2 million decrease in furniture and equipment depreciation. Equipment expense was $20.7 million for the six months ended June 30, 2023, an increase of $7.0 million or 51% as compared to the same period in 2022. This increase was primarily due to a $7.6 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.3 million decrease in furniture and equipment depreciation.

Regulatory assessment and fees were $3.7 million for the three months ended June 30, 2023, an increase of $1.4 million or 60% as compared to the same period in 2022. Regulatory assessment and fees were $7.5 million for the six months ended June 30, 2023, an increase of $3.0 million or 66% as compared to the same period in 2022. These increases were primarily due to increases in the FDIC insurance assessment. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning with the first quarterly assessment period of 2023. In May 2023, the FDIC issued a notice of proposed rulemaking for a special assessment to replenish the deposit insurance fund following the recent bank failures. If the rule is adopted as proposed, the total amount of the special assessment would be expected to be accrued and recognized as a loss in the period the rule is adopted. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

Advertising and marketing expense was $1.9 million for the three months ended June 30, 2023, a decrease of $0.1 million or 5% as compared to the same period in 2022. Advertising and marketing expense was $3.9 million for the six months ended June 30, 2023, a decrease of $0.1 million or 3% as compared to the same period in 2022.

Card rewards program expense was $7.7 million for the three months ended June 30, 2023, an increase of $0.4 million or 5% as compared to the same period in 2022. This increase was primarily due to a $0.6 million increase in credit card cash reward redemptions and a $0.5 million increase in interchange fees paid to our credit card partners, partially offset by a $0.7 million decrease in priority rewards card redemptions. Card rewards program expense was $15.8 million for the six months ended June 30, 2023, an increase of $1.6 million or 11% as compared to the same period in 2022. This increase was primarily due to a $1.1 million increase in credit card cash reward redemptions and a $1.0 million increase in interchange fees paid to our credit card partners, partially offset by a $0.6 million decrease in priority rewards card redemptions.

Other noninterest expense was $13.7 million for the three months ended June 30, 2023, a decrease of $0.3 million or 2% as compared to the same period in 2022. Other noninterest expense was $28.5 million for the six months ended June 30, 2023, an increase of $0.3 million or 1% as compared to the same period in 2022.

Provision for Income Taxes

The provision for income taxes was $19.0 million (an effective tax rate of 23.30%) for the three months ended June 30, 2023, compared with a provision for income taxes of $19.7 million (an effective tax rate of 24.96%) for the same period in 2022. The provision for income taxes was $41.0 million (an effective tax rate of 24.10%) for the six months ended June 30, 2023, compared with a provision for income taxes of $39.0 million (an effective tax rate of 24.98%) for the same period in 2022. The reduction in the effective tax rate was partially due to an increase in non-taxable BOLI income recognized during the three and six months ended June 30, 2023.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and six months ended June 30, 2023 and 2022. Additional information about operating segment performance is presented in “Note 18. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 11
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Retail Banking	$37,085	$42,214	$78,600	$79,048
Commercial Banking	23,605	22,414	44,459	44,941
Treasury and Other	1,752	(5,268)	6,201	(6,910)
Total	$62,442	$59,360	$129,260	$117,079

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

Net income for the Retail Banking segment was $37.1 million for the three months ended June 30, 2023, a decrease of $5.1 million or 12% as compared to the same period in 2022. The decrease in net income for the Retail Banking segment was primarily due to a $4.2 million increase in noninterest expense, a $3.1 million decrease in net interest income and a $1.6 million increase in the Provision, partially offset by a $2.5 million decrease in the provision for income taxes and a $1.3 million increase in noninterest income. The increase in noninterest expense was primarily due to increases in salaries and benefits expense and regulatory assessment and fees. The decrease in net interest income was primarily due to lower loan spreads, partially offset by higher deposit spreads. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in the Provision was primarily due to increases in the provision for commercial lending. The increase in noninterest income was primarily due to increases in trust and investment services income and service charges on deposit accounts.

Net income for the Retail Banking segment was $78.6 million for the six months ended June 30, 2023, a decrease of $0.4 million or 1% as compared to the same period in 2022. The decrease in net income for the Retail Banking segment was primarily due to a $9.9 million increase in noninterest expense and a Provision of $4.6 million for the six months ended June 30, 2023, compared to a negative Provision of $1.5 million for the six months ended June 30, 2022. This was partially offset by a $11.7 million increase in net interest income, a $2.3 million increase in noninterest income and a $1.4 million decrease in the provision for income taxes. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, regulatory assessment and fees and occupancy expense. The increase in the Provision was primarily due to an increase in the provision for commercial, residential and consumer lending. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan spreads. The increase in noninterest income was primarily due to increases in trust and investment services income and net mortgage servicing rights income. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $23.6 million for the three months ended June 30, 2023, an increase of $1.2 million or 5% as compared to the same period in 2022. The increase in net income for the Commercial Banking segment was primarily due to a $4.7 million increase in net interest income, partially offset by a $2.4 million increase in the Provision and a $1.3 million decrease in noninterest income. The increase in net interest income was primarily due to higher average loan balances and spreads, partially offset by lower deposit spreads. The increase in the Provision was primarily due to an increase in the provision for commercial lending. The decrease in noninterest income was primarily due to a decrease in credit and debit card fees.

Net income for the Commercial Banking segment was $44.5 million for the six months ended June 30, 2023, a decrease of $0.5 million or 1% as compared to the same period in 2022. The decrease in net income for the Commercial Banking segment was primarily due to a Provision of $6.9 million for the six months ended June 30, 2023, compared to a negative Provision of $1.9 million for the six months ended June 30, 2022. The decrease in net income for the Commercial Banking segment also stemmed from a $2.1 million decrease in noninterest income and a $1.4 million increase in noninterest expense, partially offset by a $10.5 million increase in net interest income and a $1.3 million decrease in the provision for income taxes. The increase in the Provision was primarily due to increases in the provision for commercial and consumer lending. The decrease in noninterest income was primarily due to a tax refund received in 2022. The increase in noninterest expense was primarily due to increases in card rewards program expense, contracted services and professional fees, regulatory assessment and fees and operational losses, partially offset by lower overall expenses that were allocated to the Commercial Banking segment. The increase in net interest income was primarily due to higher average loan balances and spreads, partially offset by a decrease in loan fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income.

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

Net income for the Treasury and Other segment was $1.8 million for the three months ended June 30, 2023, an increase of $7.0 million as compared to the same period in 2022. The increase in net income for the Treasury and Other segment was primarily due to a $13.3 million increase in net interest income and a $3.2 million increase in noninterest income. This was partially offset by a $7.3 million increase in noninterest expense and a $2.1 million increase in the provision for income taxes. The increase in net interest income was primarily due to an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on our interest-bearing deposits in other banks, partially offset by an increase in interest expense from public deposits and higher borrowings costs. The increase in noninterest income was primarily due to increases in BOLI income and market adjustments on mutual funds purchased, partially offset by an increase in net losses recognized in income related to derivative contracts. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, equipment expense and a lower credit allocation to the Treasury and Other segment. This was partially offset by a decrease in contracted services and professional fees. The increase in the provision for income taxes was primarily due to the increase in pretax income.

Net income for the Treasury and Other segment was $6.2 million for the six months ended June 30, 2023, an increase of $13.1 million as compared to the same period in 2022. The increase in net income was primarily due to a $25.9 million increase in net interest income and a $10.7 million increase in noninterest income. This was partially offset by a $15.0 million increase in noninterest expense and a $4.8 million increase in the provision for income taxes, in addition to a Provision of $2.4 million for the six months ended June 30, 2023, compared to a negative Provision of $1.4 million for the six months ended June 30, 2022. The increase in net interest income was primarily due to an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on interest-bearing deposits in other banks and our investment securities portfolio, partially offset by an increase in interest expense from public deposits and higher borrowing costs. The increase in noninterest income was primarily due to increases in BOLI income and market adjustments on mutual funds purchased and income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, partially offset by an increase in net losses recognized in income related to derivative contracts. The increase in noninterest expense was primarily due to increases in equipment expense and salaries and benefits expense, in addition to a lower credit allocation to the Treasury and Other segment. This was partially offset by a decrease in contracted services and professional fees. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in the Provision was primarily due to increases in the provision for unfunded construction and home equity commitments.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of June 30, 2023 and December 31, 2022, cash and cash equivalents were $0.6 billion and $0.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.9 billion and $4.2 billion as of June 30, 2023, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $3.2 billion  and $4.3 billion as of December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of June 30, 2023, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.2 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 8.1 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Our available-for-sale investment securities portfolio and our held-to-maturity investment securities portfolio could also be used to support borrowings through the Federal Reserve’s new Bank Term Funding Program (“BTFP”). Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. Although the Bank currently has no intention to borrow funds under the program, the BTFP is available and intended to provide depository institutions with liquidity so as to avoid selling securities at market values below cost. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of June 30, 2023, we have borrowing capacity of $2.9 billion from the FHLB and $3.8 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $18.9 billion and $20.2 billion as of June 30, 2023 and December 31, 2022, respectively, which represented 90% and 93% of our total deposits as of June 30, 2023 and December 31, 2022, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

In March 2023, to enhance liquidity as a precaution in light of recent volatility in the banking sector, the Bank took $500.0 million in FHLB advances.  For information with respect to the financial terms of such advances, see “ – Short-term and Long-term Borrowings.” We also utilize short-term advances to help manage liquidity needs that may arise from time to time.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $40.6 million and $47.2 million as of June 30, 2023 and December 31, 2022, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.4 billion as of both June 30, 2023 and December 31, 2022. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2023, there was one residential mortgage loan repurchase totaling $0.2 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2023, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2023.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2023, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2023, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of June 30, 2023 and December 31, 2022:

Investment Securities		Table 12
	June 30,	December 31,
(dollars in thousands)	2023	2022
U.S. Treasury and government agency debt securities	$116,885	$150,982
Government-sponsored enterprises debt securities	44,240	44,301
Mortgage-backed securities:
Residential - Government agency	57,202	59,723
Residential - Government-sponsored enterprises	1,082,992	1,160,455
Commercial - Government agency	225,462	237,853
Commercial - Government-sponsored enterprises	87,897	119,573
Commercial - Non-agency	21,379	21,471
Collateralized mortgage obligations:
Government agency	605,221	653,322
Government-sponsored enterprises	427,480	462,132
Collateralized loan obligations	240,614	241,321
Total available-for-sale securities	$2,909,372	$3,151,133

Government agency debt securities	$53,189	$54,318
Mortgage-backed securities:
Residential - Government agency	45,097	46,302
Residential - Government-sponsored enterprises	102,940	106,534
Commercial - Government agency	30,675	30,544
Commercial - Government-sponsored enterprises	1,137,157	1,150,449
Collateralized mortgage obligations:
Government agency	1,036,671	1,080,492
Government-sponsored enterprises	1,720,672	1,798,178
Debt securities issued by states and political subdivisions	54,007	53,822
Total held-to-maturity securities	$4,180,408	$4,320,639

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of June 30, 2023:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of June 30, 2023
Available-for-sale securities
U.S. Treasury and government agency debt securities	$19.8	1.53%	$40.6	1.97%	$68.2	1.03%	$—	—%	$128.6	1.40%	$116.9
Government-sponsored enterprises debt securities	25.0	3.30	20.0	3.33	—	—	—	—	45.0	3.31	44.2
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	63.5	2.33	—	—	63.5	2.33	57.2
Residential - Government-sponsored enterprises(2)	—	—	1,168.2	1.63	61.2	1.73	—	—	1,229.4	1.63	1,083.0
Commercial - Government agency(2)	4.4	3.19	237.4	1.88	34.6	1.76	—	—	276.4	1.88	225.5
Commercial - Government-sponsored enterprises(2)	29.3	2.90	67.1	1.36	—	—	—	—	96.4	1.83	87.9
Commercial - Non-agency	—	—	—	—	—	—	22.0	5.83	22.0	5.83	21.4
Collateralized mortgage obligations(2):
Government agency	5.3	1.80	274.0	2.05	409.5	1.79	—	—	688.8	1.89	605.2
Government-sponsored enterprises	3.0	1.94	325.7	1.39	168.1	1.82	—	—	496.8	1.54	427.5
Collateralized loan obligations	—	—	—	—	107.0	6.33	142.9	5.80	249.9	6.03	240.6
Total available-for-sale securities as of June 30, 2023	$86.8	2.62%	$2,133.0	1.69%	$912.1	2.30%	$164.9	5.81%	$3,296.8	2.09%	$2,909.4
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$53.2	1.58%	$53.2	1.58%	$47.5
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	45.1	2.14	—	—	45.1	2.14	39.6
Residential - Government-sponsored enterprises	—	—	—	—	25.9	1.76	77.0	1.54	102.9	1.59	91.1
Commercial - Government agency	—	—	6.2	1.62	24.5	2.00	—	—	30.7	1.92	24.3
Commercial - Government-sponsored enterprises	—	—	59.7	1.42	532.1	1.78	545.4	2.26	1,137.2	1.99	1,007.4
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	909.6	1.39	127.0	1.36	1,036.6	1.39	917.2
Government-sponsored enterprises	—	—	208.0	1.58	1,347.2	1.50	165.5	1.38	1,720.7	1.49	1,522.2
Debt securities issued by state and political subdivisions	—	—	—	—	10.2	2.08	43.8	2.32	54.0	2.27	48.0
Total held-to-maturity securities as of June 30, 2023	$—	—%	$273.9	1.55%	$2,894.6	1.53%	$1,011.9	1.91%	$4,180.4	1.63%	$3,697.3
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $7.1 billion as of June 30, 2023, a decrease of $382.0 million or 5% compared to December 31, 2022. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the year ended December 31, 2022, we reclassified at fair value $4.6 billion in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the three and six months ended June 30, 2023.

As of June 30, 2023, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.8 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.8 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $240.6 million in collateralized loan obligations, $214.3 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $54.0 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.2 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. Gross unrealized losses in our investment securities portfolio were $870.8 million and $904.3 million as of June 30, 2023 and December 31, 2022, respectively. The lower gross unrealized loss position was primarily due to paydowns in our investment securities portfolio.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2023, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of June 30, 2023, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of June 30, 2023 and December 31, 2022, we held $26.1 million and $10.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of June 30, 2023 and December 31, 2022:

Loans and Leases		Table 14
	June 30,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$2,175,841	$2,217,604
Paycheck Protection Program loans	11,990	18,293
Total commercial and industrial	2,187,831	2,235,897
Commercial real estate	4,290,948	4,132,309
Construction	913,837	844,643
Residential:
Residential mortgage	4,317,537	4,302,788
Home equity line	1,138,163	1,055,351
Total residential	5,455,700	5,358,139
Consumer	1,182,116	1,222,934
Lease financing	332,400	298,090
Total loans and leases	$14,362,832	$14,092,012

Total loans and leases were $14.4 billion as of June 30, 2023, an increase of $270.8 million or 2% from December 31, 2022. The increase in total loans and leases was primarily due to increases in commercial real estate loans, construction loans, residential real estate loans and lease financing, partially offset by decreases in commercial and industrial loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of June 30, 2023, a decrease of $48.1 million or 2% from December 31, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.3 billion as of June 30, 2023, an increase of $158.6 million or 4% from December 31, 2022. This increase was primarily due to $130.0 million in completed construction loans that were converted to commercial real estate loans during the six months ended June 30, 2023.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is converted to the commercial real estate or residential real estate classes of loans. Construction loans were $913.8 million as of June 30, 2023, an increase of $69.2 million or 8% from December 31, 2022. The increase in construction loans was primarily due to draws on existing lines, partially offset by the completion of $130.0 million in construction loans mentioned above during the six months ended June 30, 2023.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including HELOC. Since our transition from LIBOR, which commenced in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months, after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year, after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.5 billion as of June 30, 2023, an increase of $97.6 million or 2% from December 31, 2022.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of June 30, 2023, a decrease of $40.8 million or 3% from December 31, 2022.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $332.4 million as of June 30, 2023, an increase of $34.3 million or 12% from December 31, 2022. The increase was primarily due to the closing of several large lease transactions during the six months ended June 30, 2023.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to SOFR, LIBOR and Prime, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of June 30, 2023 by rate type:

Loans and Leases by Rate Type										Table 15
	June 30, 2023
	Adjustable Rate							Hybrid	Fixed
(dollars in thousands)	Prime	LIBOR	Treasury	SOFR	BSBY	Other	Total	Rate	Rate	Total
Commercial and industrial	$292,241	$286,841	$—	$788,781	$115,406	$375,311	$1,858,580	$28,482	$300,769	$2,187,831
Commercial real estate	431,662	1,000,614	—	1,336,117	145,369	873,752	3,787,514	138,663	364,771	4,290,948
Construction	98,684	159,981	12	423,556	50,775	15,582	748,590	6,574	158,673	913,837
Residential:
Residential mortgage	18,120	98,508	15,816	140,697	—	71,866	345,007	505,339	3,467,191	4,317,537
Home equity line	1,028	—	92	—	—	—	1,120	879,345	257,698	1,138,163
Total residential	19,148	98,508	15,908	140,697	—	71,866	346,127	1,384,684	3,724,889	5,455,700
Consumer	328,934	—	1,059	—	207	1,169	331,369	3,735	847,012	1,182,116
Lease financing	—	—	—	—	—	—	—	—	332,400	332,400
Total loans and leases	$1,170,669	$1,545,944	$16,979	$2,689,151	$311,757	$1,337,680	$7,072,180	$1,562,138	$5,728,514	$14,362,832

% by rate type at June 30, 2023	8%	11%	1%	18%	2%	9%	49%	11%	40%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2023 and December 31, 2022:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$901,775	$1,171,086	$81,245	$33,725	$2,187,831
Commercial real estate	2,361,587	1,553,816	375,545	—	4,290,948
Construction	430,732	470,476	12,629	—	913,837
Residential:
Residential mortgage	4,167,606	437	149,494	—	4,317,537
Home equity line	1,097,437	479	40,247	—	1,138,163
Total residential	5,265,043	916	189,741	—	5,455,700
Consumer	839,522	39,877	300,462	2,255	1,182,116
Lease financing	115,754	200,036	16,610	—	332,400
Total Loans and Leases	$9,914,413	$3,436,207	$976,232	$35,980	$14,362,832
Percentage of Total Loans and Leases	69%	24%	6%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$917,232	$1,192,766	$98,601	$27,298	$2,235,897
Commercial real estate	2,306,075	1,435,512	390,722	—	4,132,309
Construction	361,899	475,744	7,000	—	844,643
Residential:
Residential mortgage	4,152,272	452	150,064	—	4,302,788
Home equity line	1,020,538	—	34,813	—	1,055,351
Total residential	5,172,810	452	184,877	—	5,358,139
Consumer	877,550	41,647	300,324	3,413	1,222,934
Lease financing	90,755	193,423	13,912	—	298,090
Total Loans and Leases	$9,726,321	$3,339,544	$995,436	$30,711	$14,092,012
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of June 30, 2023:

Maturities for Loan and Lease Portfolio(1)					Table 18
	June 30, 2023
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$802,498	$1,042,674	$267,043	$75,616	$2,187,831
Commercial real estate	722,273	1,988,044	1,560,590	20,041	4,290,948
Construction	221,969	554,994	95,325	41,549	913,837
Residential:
Residential mortgage	16,009	40,791	462,237	3,798,500	4,317,537
Home equity line	14,663	112,112	166,599	844,789	1,138,163
Total residential	30,672	152,903	628,836	4,643,289	5,455,700
Consumer	167,657	782,680	231,779	—	1,182,116
Lease financing	19,325	154,410	133,826	24,839	332,400
Total Loans and Leases	$1,964,394	$4,675,705	$2,917,399	$4,805,334	$14,362,832

Total of loans and leases with:
Adjustable interest rates	$1,759,899	$3,396,120	$1,647,098	$269,063	$7,072,180
Hybrid interest rates	38,816	187,943	152,243	1,183,136	1,562,138
Fixed interest rates	165,679	1,091,642	1,118,058	3,353,135	5,728,514
Total Loans and Leases	$1,964,394	$4,675,705	$2,917,399	$4,805,334	$14,362,832
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2023 and December 31, 2022:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	June 30,	December 31,
(dollars in thousands)	2023	2022
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,024	$1,215
Commercial real estate	—	727
Total Commercial Loans	1,024	1,942
Residential Loans:
Residential mortgage	6,097	6,166
Home equity line	6,107	3,797
Total Residential Loans	12,204	9,963
Total Non-Accrual Loans and Leases	13,228	11,905
Other Real Estate Owned ("OREO")	—	91
Total Non-Performing Assets	$13,228	$11,996

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$599	$291
Commercial real estate	619	—
Total Commercial Loans	1,218	291
Residential mortgage	58	58
Consumer	1,975	2,885
Total Accruing Loans and Leases Past Due 90 Days or More	$3,251	$3,234

Total Loans and Leases	$14,362,832	$14,092,012

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.09%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.09%	0.09%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.11%	0.11%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the six months ended June 30, 2023 and 2022:

Non-Performing Assets		Table 20
	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Balance at beginning of period	$11,996	$7,257
Additions	5,500	2,461
Reductions
Payments	(2,099)	(619)
Return to accrual status	(1,805)	(760)
Sales of other real estate owned	(91)	(175)
Charge-offs/write-downs	(273)	(305)
Total Reductions	(4,268)	(1,859)
Balance at end of period	$13,228	$7,859

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

Total NPAs were $13.2 million as of June 30, 2023, an increase of $1.2 million or 10% from December 31, 2022. The ratio of our NPAs to total loans and leases and OREO was 0.09% as of both June 30, 2023 and December 31, 2022. The increase in NPAs during the six months ended June 30, 2023, was primarily due to increases in home equity line non-accrual loans of $2.3 million, partially offset by decreases in commercial real estate non-accrual loans of $0.7 million and commercial and industrial non-accrual loans of $0.2 million.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2023, residential mortgage non-accrual loans were $6.1 million, a decrease of $0.1 million or 1% from December 31, 2022. This decrease was due to payments of $0.9 million and returns to accrual status of $0.5 million, partially offset by additions of residential mortgage non-accrual loans totaling $1.3 million. As of June 30, 2023, our residential mortgage non-accrual loans were comprised of 34 loans with a weighted average current LTV ratio of 37%.

As of June 30, 2023, home equity line non-accrual loans were $6.1 million, an increase of $2.3 million or 61% from December 31, 2022. This increase was due to additions in home equity lines totaling $4.2 million, partially offset by returns to accrual status of $1.3 million, payments of $0.3 million and charge-offs of $0.3 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of June 30, 2023. OREO was $0.1 million as of December 31, 2022, which comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.3 million as of June 30, 2023, a nominal increase from December 31, 2022. This increase was comprised of increases in commercial real estate loans of $0.6 million and commercial and industrial loans of $0.3 million, offset by a decrease in consumer loans of $0.9 million, that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$183,321	$179,238	$177,735	$187,584
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(997)	(243)	(1,788)	(949)
Residential Loans:
Residential mortgage	—	—	(122)	—
Home equity line	(137)	(1,120)	(272)	(1,163)
Total Residential Loans	(137)	(1,120)	(394)	(1,163)
Consumer	(4,516)	(3,659)	(9,298)	(7,768)
Total Loans and Leases Charged-Off	(5,650)	(5,022)	(11,480)	(9,880)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	292	301	538	354
Commercial real estate	—	—	—	14
Lease financing	—	60	—	60
Total Commercial Loans	292	361	538	428
Residential Loans:
Residential mortgage	30	192	57	208
Home equity line	59	191	236	219
Total Residential Loans	89	383	293	427
Consumer	1,728	1,940	3,894	4,088
Total Recoveries on Loans and Leases Previously Charged-Off	2,109	2,684	4,725	4,943
Net Loans and Leases Charged-Off	(3,541)	(2,338)	(6,755)	(4,937)
Provision for Credit Losses	5,000	1,000	13,800	(4,747)
Balance at End of Period	$184,780	$177,900	$184,780	$177,900
Components:
Allowance for Credit Losses	$148,581	$148,942	$148,581	$148,942
Reserve for Unfunded Commitments	36,199	28,958	36,199	28,958
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$184,780	$177,900	$184,780	$177,900
Average Loans and Leases Outstanding	$14,283,222	$13,058,558	$14,181,842	$12,939,745
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.10%	0.07%	0.10%	0.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.03%	1.12%	1.03%	1.12%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	11.23x	18.95x	11.23x	18.95x
(1)	Annualized for the three and six months ended June 30, 2023 and 2022.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2023 and December 31, 2022:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	June 30, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$13,810	0.63%	15.23%
Commercial real estate	39,887	0.93	29.87
Construction	9,871	1.08	6.36
Lease financing	1,447	0.44	2.32
Total commercial	65,015	0.84	53.78
Residential mortgage	32,803	0.76	30.06
Home equity line	11,806	1.04	7.92
Total residential	44,609	0.82	37.98
Consumer	38,957	3.30	8.24
Total	$148,581	1.03%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,564	0.65%	15.87%
Commercial real estate	43,810	1.06	29.31
Construction	5,843	0.69	5.99
Lease financing	1,551	0.52	2.13
Total commercial	65,768	0.88	53.30
Residential mortgage	35,175	0.82	30.53
Home equity line	8,296	0.79	7.49
Total residential	43,471	0.81	38.02
Consumer	34,661	2.83	8.68
Total	$143,900	1.02%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and six months ended June 30, 2023 and 2022:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial and industrial	0.12%	(0.01)%	0.11%	0.06%
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Lease financing	—	(0.10)	—	(0.05)
Total commercial	0.04	(0.01)	0.03	0.02
Residential mortgage	—	(0.02)	—	(0.01)
Home equity line	0.03	0.39	0.01	0.21
Total residential	—	0.06	—	0.03
Consumer	0.93	0.57	0.90	0.61
Total loans and leases	0.10%	0.07%	0.10%	0.08%
(1)	Annualized for the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, the ACL was $148.6 million or 1.03% of total loans and leases outstanding, compared with an ACL of $143.9 million or 1.02% of total loans and leases outstanding as of December 31, 2022. The reserve for unfunded commitments was $36.2 million as of June 30, 2023, compared to $33.8 million as of December 31, 2022.

Net charge-offs of loans and leases were $3.5 million or 0.10% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2023, compared to net charge-offs of $2.3 million or 0.07% for the three months ended June 30, 2022. Net charge-offs in our commercial lending portfolio were $0.7 million for the three months ended June 30, 2023, compared to net recoveries of $0.1 million for the three months ended June 30, 2022. Net charge-offs in our residential lending portfolio were nil and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Net charge-offs in our consumer lending portfolio were $2.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $6.8 million or 0.10% of total average loans and leases on an annualized basis, for the six months ended June 30, 2023, compared to $4.9 million or 0.08% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2022. Net charge-offs in our commercial lending portfolio were $1.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Net charge-offs in our residential lending portfolio were $0.1 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Net charge-offs in our consumer lending portfolio were $5.4 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of June 30, 2023 and December 31, 2022. Furthermore, as of June 30, 2023, while the allocation of our ACL to the commercial portfolio segment was lower as compared to December 31, 2022, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both June 30, 2023 and December 31, 2022. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and six months ended June 30, 2023. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $813.1 million as of June 30, 2023, an increase of $16.2 million or 2% from December 31, 2022. The increase in other assets was primarily due to increases of $18.4 million in municipal advances, $18.2 million in interest rate swap agreements and $16.0 million in FHLB stock. This was partially offset by decreases of $14.8 million in prepaid assets, $12.3 million in LIHTC investments and $8.1 million in mutual funds.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of June 30, 2023 and December 31, 2022:

Deposits		Table 25
	June 30,	December 31,
(dollars in thousands)	2023	2022
U.S.:
Demand	$7,297,964	$7,978,046
Savings	5,438,653	5,957,368
Money Market	3,511,904	3,714,244
Time	3,097,843	2,265,163
Foreign(1):
Demand	868,663	886,600
Savings	397,322	425,542
Money Market	255,888	251,179
Time	209,929	210,887
Total Deposits(2)	$21,078,166	$21,689,029
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $2.2 billion as of June 30, 2023, an increase of $353.1 million or 19% compared to December 31, 2022.

Total deposits were $21.1 billion as of June 30, 2023, a decrease of $610.9 million or 3% from December 31, 2022. The decrease in deposit balances stemmed primarily from a $698.6 million decrease in non-public demand deposit balances, a $333.4 million decrease in non-public savings deposit balances, a $213.5 million decrease in public savings deposit balances and a $205.5 million decrease in non-public money market deposit balances. These decreases were partially offset by a $558.2 million increase in public time deposit balances and a $273.5 million increase in non-public time deposit balances.

As of June 30, 2023 and December 31, 2022, the amount of uninsured deposits that exceeded FDIC insurance limits were estimated to be $10.7 billion, or 51% of total deposits, and $11.1 billion, or 51% of total deposits, respectively. At June 30, 2023 and December 31, 2022, the Company had $2.2 billion and $1.9 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of June 30, 2023 and December 31, 2022, the amount of uninsured deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $8.5 billion, or 40% of total deposits, and $9.2 billion, or 42% of total deposits, respectively. As of June 30, 2023 and December 31, 2022, deposit accounts above $250,000 were estimated to be $12.5 billion and $13.3 billion, respectively.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of June 30, 2023:

Uninsured Time Deposits	Table 26
(dollars in thousands)	June 30, 2023
Three months or less	$989,052
Over three through six months	667,010
Over six through twelve months	401,666
Over twelve months	81,520
Total(1)	$2,139,248
(1)	Includes $1.4 billion in public time deposits.

Short-term and Long-term Borrowings

As of June 30, 2023, the Company had no short-term borrowings as the remaining short-term FHLB repo advance matured in April 2023. As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023.

Long-term borrowings were $500.0 million as of June 30, 2023. The Company’s long-term borrowings consisted of $500.0 million in FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. There were no long-term borrowings as of December 31, 2022. Long-term borrowings mature in excess of one year from the unaudited interim consolidated balance sheet date.

As of June 30, 2023 and December 31, 2022, the Company had a remaining line of credit of $2.9 billion and $2.5 billion available from the FHLB, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by commercial real estate and residential real estate loan collateral as of June 30, 2023. The FHLB borrowing capacity was secured by residential real estate loan collateral as of December 31, 2022.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $93.5 million as of June 30, 2023, a nominal decrease from December 31, 2022. This decrease was primarily due to payments of $4.2 million, offset by net periodic benefit costs for the six months ended June 30, 2023 of $3.8 million.

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

As of June 30, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since June 30, 2023 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 12.05% as of June 30, 2023, an increase of 23 basis points from December 31, 2022. The increase in CET1 was primarily due to earnings for the six months ended June 30, 2023, partially offset by the dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets driven by an increase in loans and leases.

Regulatory Capital		Table 27
	June 30,	December 31,
(dollars in thousands)	2023	2022
Stockholders' Equity	$2,359,738	$2,269,005
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(612,736)	(639,254)
Common Equity Tier 1 Capital and Tier 1 Capital	$1,976,982	$1,912,767
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	184,780	177,735
Total Capital	$2,161,762	$2,090,502
Risk-Weighted Assets	$16,408,132	$16,182,743

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.05%	11.82%
Tier 1 Capital Ratio	12.05%	11.82%
Total Capital Ratio	13.17%	12.92%
Tier 1 Leverage Ratio	8.30%	8.11%

Total stockholders’ equity was $2.4 billion as of June 30, 2023, an increase of $90.7 million or 4% from December 31, 2022. The increase in stockholders’ equity was primarily due to earnings for the period of $129.3 million, net unrealized gains in our investment securities portfolio, net of tax, of $26.2 million, partially offset by dividends declared and paid to the Company’s stockholders of $66.3 million during the six months ended June 30, 2023.

In January 2023, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2023. The Company has not repurchased any common stock outstanding under this stock repurchase program during the six months ended June 30, 2023 and, as a result, $40.0 million remained of the $40.0 million total repurchase amount authorized under the stock repurchase program for 2023 as of June 30, 2023. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In July 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on September 1, 2023 to shareholders of record at the close of business on August 21, 2023.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2023, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $395,000. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the twelve months subsequent to June 30, 2023 and December 31, 2022, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of June 30, 2023 and December 31, 2022 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	June 30, 2023	December 31, 2022
Gradual Change in Interest Rates (basis points)
+100	3.2%	3.2%
+50	1.6	1.6
(50)	(1.7)	(1.7)
(100)	(3.4)	(3.4)

Immediate Change in Interest Rates (basis points)
+100	5.7%	5.8%
+50	2.9	2.9
(50)	(3.1)	(3.1)
(100)	(6.1)	(6.3)

The table above shows the effects of a simulation which estimates the effect of a gradual and immediate sustained parallel shift in the yield curve of −100, −50, +50 and +100 basis points in market interest rates over a twelve-month period on our net interest income.

Currently, our interest rate profile, assuming a constant balance sheet, is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities. Other factors such as changes in balance sheet composition or deposit rate behavior could result in a change in repricing sensitivity.

Under the static balance sheet forecast as of June 30, 2023, our net interest income sensitivity profile is relatively unchanged in higher and lower interest rate scenarios compared to similar forecasts as of December 31, 2022. The sensitivity outcomes described above are primarily due to the impact of holding a similar asset repricing balance as of June 30, 2023 as compared with December 31, 2022.

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

In addition, our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. According to the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, U.S. Dollar LIBOR settings have ceased to be provided or ceased to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. We transitioned our financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021, to alternative reference rates (collectively, “Alternative Rates”), with limited exceptions. As such, effective December 31, 2021, we have ceased the use of U.S Dollar LIBOR as a reference rate on all new contracts and continue to increase the usage of Alternative Rates such as the Secured Overnight Financing Rate (“SOFR”). A working group of key stakeholders from throughout the Company has been working to spearhead the transition from LIBOR to Alternative Rates. There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

Our LIBOR transition plan included work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have already implemented certain Prime Rate, SOFR and BSBY conventions as we transitioned our products and transaction agreements to reference rates other than LIBOR. Commercial loans and investment securities will be transitioned to SOFR rates at the first reset date post June 30, 2023 and expected to fully transition off LIBOR before the end of the third quarter in 2023. Residential mortgages with adjustable rates will also transition to SOFR at the first reset date post June 30, 2023 but will fully transition off LIBOR during the fourth quarter of 2024 as resets occur six months prior to the effective date for terms up to 12 months. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 15 in the section titled “Loans and Leases” in this MD&A.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

10.1	Separation Agreement, between Ralph M. Mesick, First Hawaiian, Inc. and First Hawaiian Bank, dated June 28, 2023.

10.2	Separation Agreement, between Lance A. Mizumoto, First Hawaiian, Inc. and First Hawaiian Bank, dated June 28, 2023.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2023		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer