Form 10-Q
period 2023-09-30
FIRST HAWAIIAN, INC.
filed 2023-11-06
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,612,083 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2023.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Interest income
Loans and lease financing	$194,098	$134,646	$551,777	$350,294
Available-for-sale investment securities	18,426	19,644	55,208	68,394
Held-to-maturity investment securities	18,271	17,950	55,510	36,239
Other	9,004	4,150	20,054	7,828
Total interest income	239,799	176,390	682,549	462,755
Interest expense
Deposits	74,651	13,653	176,006	20,999
Short-term and long-term borrowings	6,838	1	20,057	1
Other	1,162	—	2,152	—
Total interest expense	82,651	13,654	198,215	21,000
Net interest income	157,148	162,736	484,334	441,755
Provision for credit losses	7,500	3,183	21,300	(1,564)
Net interest income after provision for credit losses	149,648	159,553	463,034	443,319
Noninterest income
Service charges on deposit accounts	7,524	7,089	22,001	21,433
Credit and debit card fees	15,748	17,746	47,507	49,652
Other service charges and fees	9,546	9,179	27,764	27,851
Trust and investment services income	9,742	9,800	28,804	27,442
Bank-owned life insurance	1,872	(341)	10,263	(1,617)
Other	1,665	2,384	6,129	6,613
Total noninterest income	46,097	45,857	142,468	131,374
Noninterest expense
Salaries and employee benefits	55,937	51,372	169,873	149,500
Contracted services and professional fees	16,393	16,625	50,204	52,389
Occupancy	6,711	8,115	22,047	22,859
Equipment	11,826	10,791	32,562	24,522
Regulatory assessment and fees	4,149	2,487	11,661	7,012
Advertising and marketing	2,289	1,902	6,174	5,924
Card rewards program	8,358	8,141	24,124	22,309
Other	13,720	13,899	42,186	42,034
Total noninterest expense	119,383	113,332	358,831	326,549
Income before provision for income taxes	76,362	92,078	246,671	248,144
Provision for income taxes	18,141	23,060	59,190	62,047
Net income	$58,221	$69,018	$187,481	$186,097
Basic earnings per share	$0.46	$0.54	$1.47	$1.46
Diluted earnings per share	$0.46	$0.54	$1.47	$1.45
Basic weighted-average outstanding shares	127,609,860	127,377,713	127,552,255	127,534,746
Diluted weighted-average outstanding shares	127,936,440	127,796,617	127,897,829	127,996,672

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$58,221	$69,018	$187,481	$186,097
Other comprehensive loss, net of tax:
Net change in investment securities	(36,985)	(84,164)	(10,746)	(531,086)
Net change in cash flow derivative hedges	990	(3,135)	1,269	(5,977)
Other comprehensive loss	(35,995)	(87,299)	(9,477)	(537,063)
Total comprehensive income (loss)	$22,226	$(18,281)	$178,004	$(350,966)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2023	2022
Assets
Cash and due from banks	$246,028	$297,502
Interest-bearing deposits in other banks	967,400	229,122
Investment securities:
Available-for-sale, at fair value (amortized cost: $3,172,031 as of September 30, 2023 and $3,549,599 as of December 31, 2022)	2,722,704	3,151,133
Held-to-maturity, at amortized cost (fair value: $3,433,029 as of September 30, 2023 and $3,814,822 as of December 31, 2022)	4,104,114	4,320,639
Loans and leases	14,332,335	14,092,012
Less: allowance for credit losses	154,795	143,900
Net loans and leases	14,177,540	13,948,112

Premises and equipment, net	277,805	280,355
Other real estate owned and repossessed personal property	—	91
Accrued interest receivable	84,327	78,194
Bank-owned life insurance	477,698	473,067
Goodwill	995,492	995,492
Mortgage servicing rights	5,855	6,562
Other assets	853,561	796,954
Total assets	$24,912,524	$24,577,223
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,612,493	$12,824,383
Noninterest-bearing	7,898,996	8,864,646
Total deposits	21,511,489	21,689,029
Short-term borrowings	500,000	75,000
Retirement benefits payable	99,685	102,577
Other liabilities	450,341	441,612
Total liabilities	22,561,515	22,308,218

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,330,663 / 127,609,934 as of September 30, 2023; issued/outstanding: 140,963,918 / 127,363,327 as of December 31, 2022)	1,413	1,410
Additional paid-in capital	2,545,659	2,538,336
Retained earnings	823,895	736,544
Accumulated other comprehensive loss, net	(648,731)	(639,254)
Treasury stock (13,720,729 shares as of September 30, 2023 and 13,600,591 shares as of December 31, 2022)	(371,227)	(368,031)
Total stockholders' equity	2,351,009	2,269,005
Total liabilities and stockholders' equity	$24,912,524	$24,577,223

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of June 30, 2023	127,608,037	$1,413	$2,543,226	$799,045	$(612,736)	$(371,210)	$2,359,738
Net income	—	—	—	58,221	—	—	58,221
Cash dividends declared ($0.26 per share)	—	—	—	(33,178)	—	—	(33,178)
Equity-based awards	1,897	—	2,433	(193)	—	(17)	2,223
Other comprehensive loss, net of tax	—	—	—	—	(35,995)	—	(35,995)
Balance as of September 30, 2023	127,609,934	$1,413	$2,545,659	$823,895	$(648,731)	$(371,227)	$2,351,009

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2022	127,363,327	$1,410	$2,538,336	$736,544	$(639,254)	$(368,031)	$2,269,005
Net income	—	—	—	187,481	—	—	187,481
Cash dividends declared ($0.78 per share)	—	—	—	(99,468)	—	—	(99,468)
Common stock issued under Employee Stock Purchase Plan	9,548	—	163	—	—	—	163
Equity-based awards	237,059	3	7,160	(662)	—	(3,196)	3,305
Other comprehensive loss, net of tax	—	—	—	—	(9,477)	—	(9,477)
Balance as of September 30, 2023	127,609,934	$1,413	$2,545,659	$823,895	$(648,731)	$(371,227)	$2,351,009

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$187,481	$186,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	21,300	(1,564)
Depreciation, amortization and accretion, net	32,425	44,142
Deferred income tax (benefit) provision	(13,322)	13,807
Stock-based compensation	7,163	7,718
Other losses	1,243	2,780
Originations of loans held for sale	(11,483)	(14,243)
Proceeds from sales of loans held for sale	12,613	13,452
Change in assets and liabilities:
Net decrease in other assets	20,495	7,348
Net (decrease) increase in other liabilities	(44,095)	62,054
Net cash provided by operating activities	213,820	321,591
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	345,798	752,306
Proceeds from calls and sales	25,236	1,080
Purchases	—	(938,268)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	238,722	254,157
Proceeds from calls	7,950	395
Purchases	—	(79,470)
Other investments:
Proceeds from sales	78,746	5,496
Purchases	(102,639)	(29,514)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(214,539)	(521,025)
Purchases of loans	(48,911)	(225,844)
Proceeds from bank-owned life insurance	5,632	—
Purchases of premises, equipment and software	(8,283)	(10,747)
Other	313	(2,994)
Net cash provided by (used in) investing activities	328,025	(794,428)
Cash flows from financing activities
Net (decrease) increase in deposits	(177,540)	275,592
Proceeds from long-term borrowings	500,000	—
Net decrease in other short-term borrowings	(75,000)	—
Dividends paid	(99,468)	(99,475)
Stock tendered for payment of withholding taxes	(3,196)	(3,561)
Proceeds from employee stock purchase plan	163	224
Common stock repurchased	—	(9,478)
Net cash provided by financing activities	144,959	163,302
Net increase (decrease) in cash and cash equivalents	686,804	(309,535)
Cash and cash equivalents at beginning of period	526,624	1,258,469
Cash and cash equivalents at end of period	$1,213,428	$948,934

Supplemental disclosures
Interest paid	$173,712	$21,006
Income taxes paid, net of income tax refunds	50,098	23,471
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	3,239	5,603
Transfers to loans and leases from loans held for sale	—	834
Transfers to loans held for sale from loans and leases	1,133	—
Obligation to fund low-income housing partnerships	25,836	3,569
Transfers of securities from available-for-sale to held-to-maturity	—	4,550,748

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

The Company utilizes a Probability of Default (“PD”)/Loss Given Default (“LGD”) framework to estimate the ACL and the reserve for unfunded commitments. The PD represents the percentage expectation to default, measured by assessing loans and leases that migrate to default status (i.e., nonaccrual status, 90 days or more past due, partial or full charge-offs or bankruptcy). LGD is defined as the percentage of the exposure at default (“EAD”) lost at the time of default, net of any recoveries, and will be unique to each of the collateral types securing the Company’s loans. PD and LGD’s are based on past experience of the Company. The ECL on loans and leases is calculated by taking the product of the credit exposure, lifetime default probability (“LDP”) and the LGD.

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

2. Investment Securities

As of September 30, 2023 and December 31, 2022, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2023 and December 31, 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$126,264	$—	$(12,105)	$114,159	$163,309	$—	$(12,327)	$150,982
Government-sponsored enterprises debt securities	20,000	—	(740)	19,260	45,000	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	61,768	—	(9,406)	52,362	66,792	—	(7,069)	59,723
Residential - Government-sponsored enterprises	1,185,269	—	(179,487)	1,005,782	1,317,718	—	(157,263)	1,160,455
Commercial - Government agency	272,432	—	(60,535)	211,897	282,700	—	(44,847)	237,853
Commercial - Government-sponsored enterprises	94,021	—	(9,101)	84,920	130,612	—	(11,039)	119,573
Commercial - Non-agency	21,964	—	(362)	21,602	21,964	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	661,207	—	(95,355)	565,852	738,524	—	(85,202)	653,322
Government-sponsored enterprises	479,217	—	(78,469)	400,748	533,103	—	(70,971)	462,132
Collateralized loan obligations	249,889	21	(3,788)	246,122	249,877	50	(8,606)	241,321
Total available-for-sale securities	$3,172,031	$21	$(449,348)	$2,722,704	$3,549,599	$50	$(398,516)	$3,151,133

Government agency debt securities	$53,105	$—	$(7,901)	$45,204	$54,318	$—	$(5,674)	$48,644
Mortgage-backed securities:
Residential - Government agency	44,379	—	(8,024)	36,355	46,302	—	(6,294)	40,008
Residential - Government-sponsored enterprises	100,905	—	(18,151)	82,754	106,534	—	(12,978)	93,556
Commercial - Government agency	30,733	—	(8,756)	21,977	30,544	—	(5,229)	25,315
Commercial - Government-sponsored enterprises	1,132,818	153	(194,471)	938,500	1,150,449	—	(138,451)	1,011,998
Collateralized mortgage obligations:
Government agency	1,010,551	—	(153,260)	857,291	1,080,492	—	(122,378)	958,114
Government-sponsored enterprises	1,677,519	—	(271,248)	1,406,271	1,798,178	—	(207,045)	1,591,133
Debt securities issued by states and political subdivisions	54,104	—	(9,427)	44,677	53,822	—	(7,768)	46,054
Total held-to-maturity securities	$4,104,114	$153	$(671,238)	$3,433,029	$4,320,639	$—	$(505,817)	$3,814,822

During the year ended December 31, 2022, the Company reclassified at fair value approximately $4.6 billion, in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the three and nine months ended September 30, 2023.

Accrued interest receivable related to available-for-sale investment securities was $8.7 million and $8.9 million as of September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.4 million and $7.5 million as of September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.2 million and nil, respectively, for the three months ended September 30, 2023, and $8.0 million and $25.2 million, respectively, for the nine months ended September 30, 2023. Proceeds from calls and sales of investment securities were $0.3 million and nil, respectively, for the three months ended September 30, 2022, and $1.5 million and nil, respectively, for the nine months ended September 30, 2022. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and nine months ended September 30, 2023 and 2022. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three and nine months ended September 30, 2023 and 2022. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $33.4 million and $33.8 million, respectively, for the three months ended September 30, 2023 and 2022, and $100.7 million and $94.5 million, respectively, for the nine months ended September 30, 2023 and 2022. Interest income from non-taxable investment securities was $3.3 million and $3.8 million, respectively, for the three months ended September 30, 2023 and 2022, and $10.0 million and $10.1 million, respectively, for the nine months ended September 30, 2023 and 2022.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of September 30, 2023, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$19,884	$19,534
Due after one year through five years	60,651	57,469
Due after five years through ten years	172,717	161,989
Due after ten years	164,865	162,151
	418,117	401,143

Mortgage-backed securities:
Residential - Government agency	61,768	52,362
Residential - Government-sponsored enterprises	1,185,269	1,005,782
Commercial - Government agency	272,432	211,897
Commercial - Government-sponsored enterprises	94,021	84,920
Total mortgage-backed securities	1,613,490	1,354,961
Collateralized mortgage obligations:
Government agency	661,207	565,852
Government-sponsored enterprises	479,217	400,748
Total collateralized mortgage obligations	1,140,424	966,600
Total available-for-sale securities	$3,172,031	$2,722,704

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	10,280	8,732
Due after ten years	96,929	81,149
	107,209	89,881

Mortgage-backed securities:
Residential - Government agency	44,379	36,355
Residential - Government-sponsored enterprises	100,905	82,754
Commercial - Government agency	30,733	21,977
Commercial - Government-sponsored enterprises	1,132,818	938,500
Total mortgage-backed securities	1,308,835	1,079,586
Collateralized mortgage obligations:
Government agency	1,010,551	857,291
Government-sponsored enterprises	1,677,519	1,406,271
Total collateralized mortgage obligations	2,688,070	2,263,562
Total held-to-maturity securities	$4,104,114	$3,433,029

At September 30, 2023, pledged securities totaled $6.3 billion, of which $3.5 billion was pledged to secure public deposits, $2.6 billion was pledged to secure borrowing capacity and $180.1 million was pledged to secure other financial transactions. At December 31, 2022, pledged securities totaled $3.2 billion, of which $3.0 billion was pledged to secure public deposits and $207.8 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, taken in the aggregate, which were in excess of 10% of stockholders’ equity as of September 30, 2023 or December 31, 2022.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 279 and 275 individual securities in each category have been in a continuous loss position as of September 30, 2023 and December 31, 2022, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(12,105)	$114,159	$(12,105)	$114,159
Government-sponsored enterprises debt securities	—	—	(740)	19,260	(740)	19,260
Mortgage-backed securities:
Residential - Government agency	—	—	(9,406)	52,362	(9,406)	52,362
Residential - Government-sponsored enterprises	—	—	(179,487)	1,005,782	(179,487)	1,005,782
Commercial - Government agency	—	—	(60,535)	211,897	(60,535)	211,897
Commercial - Government-sponsored enterprises	—	—	(9,101)	84,920	(9,101)	84,920
Commercial - Non-agency	—	—	(362)	21,602	(362)	21,602
Collateralized mortgage obligations:
Government agency	—	—	(95,355)	565,852	(95,355)	565,852
Government-sponsored enterprises	—	—	(78,469)	400,748	(78,469)	400,748
Collateralized loan obligations	(973)	75,258	(2,815)	169,131	(3,788)	244,389
Total available-for-sale securities with unrealized losses	$(973)	$75,258	$(448,375)	$2,645,713	$(449,348)	$2,720,971

	Time in Continuous Loss as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,962)	$83,870	$(9,365)	$67,112	$(12,327)	$150,982
Government-sponsored enterprises debt securities	(699)	44,301	—	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	(7,069)	59,723	—	—	(7,069)	59,723
Residential - Government-sponsored enterprises	(73,954)	645,338	(83,309)	515,117	(157,263)	1,160,455
Commercial - Government agency	(15,852)	108,842	(28,995)	129,011	(44,847)	237,853
Commercial - Government-sponsored enterprises	(7,348)	94,657	(3,691)	24,916	(11,039)	119,573
Commercial - Non-agency	(493)	21,471	—	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	(74,797)	596,907	(10,405)	56,415	(85,202)	653,322
Government-sponsored enterprises	(21,916)	198,108	(49,055)	264,024	(70,971)	462,132
Collateralized loan obligations:	(8,606)	170,042	—	—	(8,606)	170,042
Total available-for-sale securities with unrealized losses	$(213,696)	$2,023,259	$(184,820)	$1,056,595	$(398,516)	$3,079,854

At September 30, 2023 and December 31, 2022, the Company did not have any available-for-sale securities in an unrealized loss position with the intent to sell and determined it was more likely than not that the Company would not be required to sell these securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of September 30, 2023 and December 31, 2022, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of September 30, 2023 and December 31, 2022, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and nine months ended September 30, 2023 and for the year ended December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of September 30, 2023 or December 31, 2022.

The Company held approximately 120,000 Visa Class B restricted shares as of both September 30, 2023 and December 31, 2022. These shares continued to be carried at $0 cost basis as of both September 30, 2023 and December 31, 2022.

3. Loans and Leases

As of September 30, 2023 and December 31, 2022, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial	$2,101,442	$2,235,897
Commercial real estate	4,387,751	4,132,309
Construction	885,112	844,643
Residential:
Residential mortgage	4,303,924	4,302,788
Home equity line	1,167,388	1,055,351
Total residential	5,471,312	5,358,139
Consumer	1,154,203	1,222,934
Lease financing	332,515	298,090
Total loans and leases	$14,332,335	$14,092,012

Outstanding loan balances are reported net of deferred loan costs and fees of $58.5 million and $56.1 million at September 30, 2023 and December 31, 2022, respectively.

Accrued interest receivable related to loans and leases was $67.9 million and $61.6 million as of September 30, 2023 and December 31, 2022, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of September 30, 2023, commercial real estate and residential real estate loans totaling $4.8 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.8 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2022, residential real estate loans totaling $3.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the Company’s borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $7.3 million and $2.8 million as of September 30, 2023 and December 31, 2022, respectively.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$13,810	$39,887	$9,871	$1,447	$32,803	$11,806	$38,957	$148,581
Charge-offs	(784)	—	—	—	—	—	(3,665)	(4,449)
Recoveries	2,637	—	—	—	53	303	1,746	4,739
Provision	(1,963)	3,911	333	263	4,143	(682)	(81)	5,924
Balance at end of period	$13,700	$43,798	$10,204	$1,710	$36,999	$11,427	$36,957	$154,795

	Nine Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(2,572)	—	—	—	(122)	(272)	(12,963)	(15,929)
Recoveries	3,175	—	—	—	110	539	5,640	9,464
Provision	(1,467)	(12)	4,361	159	1,836	2,864	9,619	17,360
Balance at end of period	$13,700	43,798	$10,204	$1,710	$36,999	$11,427	$36,957	$154,795

	Three Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$15,924	$44,726	$5,367	$1,398	$33,635	$4,734	$43,158	$148,942
Charge-offs	(328)	(750)	—	—	(1)	—	(3,986)	(5,065)
Recoveries	240	—	—	—	37	356	1,653	2,286
Provision	(703)	416	(643)	235	248	164	2,283	2,000
Balance at end of period	$15,133	$44,392	$4,724	$1,633	$33,919	$5,254	$43,108	$148,163

	Nine Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(1,277)	(750)	—	—	(1)	(1,163)	(11,754)	(14,945)
Recoveries	594	14	—	60	245	575	5,741	7,229
Provision	(4,264)	2,177	(5,049)	(86)	(689)	200	6,328	(1,383)
Balance at end of period	$15,133	$44,392	$4,724	$1,633	$33,919	$5,254	$43,108	$148,163

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$6,354	$1,991	$9,789	$—	$19	$18,015	$31	$36,199
Provision	3,577	(129)	(382)	—	(6)	(1,475)	(9)	1,576
Balance at end of period	$9,931	$1,862	$9,407	$—	$13	$16,540	$22	$37,775

	Nine Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	2,120	(142)	1,937	—	(17)	57	(15)	3,940
Balance at end of period	$9,931	$1,862	$9,407	$—	$13	$16,540	$22	$37,775

	Three Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,640	$3,750	$6,084	$—	$32	$11,423	$29	$28,958
Provision	478	(1,397)	630	—	(4)	1,473	3	1,183
Balance at end of period	$8,118	$2,353	$6,714	$—	$28	$12,896	$32	$30,141

	Nine Months Ended September 30, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(497)	239	(2,249)	—	13	2,350	(37)	(181)
Balance at end of period	$8,118	$2,353	$6,714	$—	$28	$12,896	$32	$30,141

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of September 30, 2023 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$55,062	$294,558	$368,460	$35,603	$150,195	$147,197	$906,094	$3,427	$1,960,596
Special Mention	1	31,427	95	730	1,125	1,569	2,677	87	37,711
Substandard	217	532	245	847	1,839	1,034	13,947	—	18,661
Other (1)	13,438	12,424	5,575	2,856	2,226	1,513	46,442	—	84,474
Total Commercial and Industrial	68,718	338,941	374,375	40,036	155,385	151,313	969,160	3,514	2,101,442
Current period gross charge-offs	$130	$69	$74	$28	$108	$2,163	$—	$—	$2,572

Commercial Real Estate
Risk rating:
Pass	288,996	881,117	665,048	329,663	559,287	1,508,430	60,613	—	4,293,154
Special Mention	2,322	7,643	41,304	543	6,935	13,039	12,483	—	84,269
Substandard	—	5,110	2,004	170	—	2,599	300	—	10,183
Other (1)	—	—	—	—	—	145	—	—	145
Total Commercial Real Estate	291,318	893,870	708,356	330,376	566,222	1,524,213	73,396	—	4,387,751
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	129,160	209,227	335,433	59,164	64,168	28,916	3,826	—	829,894
Special Mention	—	—	—	—	197	669	—	—	866
Other (1)	10,194	24,825	10,313	2,260	2,115	3,932	713	—	54,352
Total Construction	139,354	234,052	345,746	61,424	66,480	33,517	4,539	—	885,112
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	83,255	88,367	19,869	35,583	34,828	69,043	—	—	330,945
Special Mention	—	—	341	38	—	—	—	—	379
Substandard	747	440	—	—	4	—	—	—	1,191
Total Lease Financing	84,002	88,807	20,210	35,621	34,832	69,043	—	—	332,515
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$583,392	$1,555,670	$1,448,687	$467,457	$822,919	$1,778,086	$1,047,095	$3,514	$7,706,820
Current period gross charge-offs	$130	$69	$74	$28	$108	$2,163	$—	$—	$2,572

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$195,053	$527,072	$1,018,441	$536,878	$231,038	$1,012,924	$—	$—	$3,521,406
680 - 739	29,006	78,642	116,247	73,209	32,906	131,547	—	—	461,557
620 - 679	2,847	11,153	15,830	10,678	5,705	36,289	—	—	82,502
550 - 619	269	3,343	4,037	2,458	249	11,724	—	—	22,080
Less than 550	—	196	2,362	1,573	50	5,373	—	—	9,554
No Score (3)	5,589	19,402	11,729	6,343	9,757	53,515	—	—	106,335
Other (2)	10,518	17,079	17,682	12,840	8,733	26,171	7,467	—	100,490
Total Residential Mortgage	243,282	656,887	1,186,328	643,979	288,438	1,277,543	7,467	—	4,303,924
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$—	$—	$122

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	961,974	1,503	963,477
680 - 739	—	—	—	—	—	—	148,629	2,382	151,011
620 - 679	—	—	—	—	—	—	34,333	1,326	35,659
550 - 619	—	—	—	—	—	—	9,099	948	10,047
Less than 550	—	—	—	—	—	—	5,257	264	5,521
No Score (3)	—	—	—	—	—	—	1,673	—	1,673
Total Home Equity Line	—	—	—	—	—	—	1,160,965	6,423	1,167,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$254	$18	$272

Total Residential Lending	$243,282	$656,887	$1,186,328	$643,979	$288,438	$1,277,543	$1,168,432	$6,423	$5,471,312
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$254	$18	$394

Consumer Lending
FICO:
740 and greater	85,839	139,753	84,741	39,390	27,790	13,589	116,342	153	507,597
680 - 739	60,184	79,628	43,948	20,531	16,192	8,577	74,428	416	303,904
620 - 679	21,797	32,632	18,094	8,650	9,214	6,191	33,543	892	131,013
550 - 619	3,745	10,422	7,898	4,953	5,597	4,069	12,456	684	49,824
Less than 550	774	5,629	4,519	3,175	3,048	2,459	4,567	560	24,731
No Score (3)	1,455	297	—	—	5	13	41,852	150	43,772
Other (2)	—	1,188	1,007	340	1,086	1	89,740	—	93,362
Total Consumer Lending	$173,794	$269,549	$160,207	$77,039	$62,932	$34,899	$372,928	$2,855	$1,154,203
Current period gross charge-offs	$152	$1,710	$1,723	$880	$1,500	$1,995	$4,541	$462	$12,963

Total Loans and Leases	$1,000,468	$2,482,106	$2,795,222	$1,188,475	$1,174,289	$3,090,528	$2,588,455	$12,792	$14,332,335
Current period gross charge-offs	$282	$1,779	$1,797	$908	$1,608	$4,280	$4,795	$480	$15,929
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Loss as of September 30, 2023 and December 31, 2022.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of September 30, 2023 and December 31, 2022, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	September 30, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$3,989	$673	$1,277	$5,939	$2,095,503	$2,101,442	$289
Commercial real estate	—	300	170	470	4,387,281	4,387,751	170
Construction	—	—	—	—	885,112	885,112	—
Lease financing	—	—	—	—	332,515	332,515	—
Residential mortgage	3,239	—	6,575	9,814	4,294,110	4,303,924	1,430
Home equity line	6,741	938	3,320	10,999	1,156,389	1,167,388	—
Consumer	20,327	3,967	1,681	25,975	1,128,228	1,154,203	1,681
Total	$34,296	$5,878	$13,023	$53,197	$14,279,138	$14,332,335	$3,570

	December 31, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,682	$769	$1,441	$4,892	$2,231,005	$2,235,897	$291
Commercial real estate	4,505	—	727	5,232	4,127,077	4,132,309	—
Construction	109	—	—	109	844,534	844,643	—
Lease financing	—	—	—	—	298,090	298,090	—
Residential mortgage	3,681	1,983	2,572	8,236	4,294,552	4,302,788	58
Home equity line	5,161	1,381	2,072	8,614	1,046,737	1,055,351	—
Consumer	29,927	6,801	2,886	39,614	1,183,320	1,222,934	2,885
Total	$46,065	$10,934	$9,698	$66,697	$14,025,315	$14,092,012	$3,234

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

The amortized cost basis of loans and leases on nonaccrual status as of September 30, 2023 and December 31, 2022 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$503	$988
Residential mortgage	2,674	7,435
Home equity line	596	6,200
Total Nonaccrual Loans and Leases	$3,773	$14,623

	December 31, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$665	$1,215
Commercial real estate	727	727
Residential mortgage	1,560	6,166
Home equity line	596	3,797
Total Nonaccrual Loans and Leases	$3,548	$11,905

For the three and nine months ended September 30, 2023, the Company recognized interest income of $0.1 million and $0.4 million, respectively, on nonaccrual loans and leases, and for the three and nine months ended September 30, 2022, the Company recognized interest income of $0.1 million and $0.2 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and nine months ended September 30, 2023, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2022 the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $0.7 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2023 and December 31, 2022, the amortized cost basis of collateral-dependent loans were $7.5 million and $8.2 million, respectively. As of both September 30, 2023 and December 31, 2022, these loans were primarily collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of September 30, 2023, related to loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$255	0.02%		$889	0.08%
Total	$255	n/m	%	$889	0.01%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$145	0.01%	$248	0.01%
Commercial real estate	—	—	1,214	0.03
Construction	669	0.08	897	0.10
Residential mortgage	—	—	33	n/m
Consumer	17	n/m	130	0.01
Total	$831	0.01%	$2,522	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Consumer	Reduced weighted-average contractual interest rate by 13.31%.	Reduced weighted-average contractual interest rate by 13.22%.

Term Extension
Financial Effect
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	Added a weighted-average 2.6 years to the life of loans.	Added a weighted-average 3.0 years to the life of loans.
Commercial real estate	—	Added a weighted-average 1.0 years to the life of loans.
Construction	Added a weighted-average 1.0 years to the life of loans.	Added a weighted-average 1.4 years to the life of loans.
Residential mortgage	—	Added a weighted-average 5.9 years to the life of loans.
Consumer	Added a weighted-average 2.9 years to the life of loans.	Added a weighted-average 3.6 years to the life of loans.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of September 30, 2023, of loans that had a payment default during the three and nine months ended September 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(dollars in thousands)	Interest Rate Reduction	Interest Rate Reduction
Consumer	$166	$186
Total	$166	$186
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of September 30, 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	September 30, 2023
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$248	$248
Commercial real estate	—	—	—	—	1,214	1,214
Construction	—	—	—	—	897	897
Residential mortgage	—	—	—	—	33	33
Consumer	62	18	18	98	921	1,019
Total	$62	$18	$18	$98	$3,313	$3,411

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $7.0 billion as of September 30, 2023. Of the $7.0 billion at September 30, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the nine months ended September 30, 2023.

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

The following presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2022 presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors:

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

The above loans were modified in a TDR through an extension of maturity dates, reduced payments, or below-market interest rates.

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

The following table presents, by class, loans modified in TDRs that have defaulted in the periods below within 12 months of their permanent modification date for the periods indicated, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The Company was reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	1	$216	2	$541
Consumer	123	1,561	219	2,939
Total	124	$1,777	221	$3,480
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Foreclosed Property

As of September 30, 2023, there were no residential real estate properties held from foreclosed residential mortgage loans. As of December 31, 2022, residential real estate property held from one foreclosed residential mortgage loan of $0.1 million was included in other real estate owned and repossessed personal property shown in the unaudited interim consolidated balance sheets.

5. Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.4 billion as of both September 30, 2023 and December 31, 2022. Servicing fees include contractually specified fees, late charges, and ancillary fees and were $0.8 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.3 million for both three months ended September 30, 2023 and 2022, and $0.8 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$852
One to two years	757
Two to three years	671
Three to four years	592
Four to five years	523

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Gross carrying amount	$69,406	$69,273
Less: accumulated amortization	63,551	62,711
Net carrying value	$5,855	$6,562

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$6,072	$7,152	$6,562	$8,302
Originations	65	47	133	151
Amortization	(282)	(333)	(840)	(1,587)
Balance at end of period	$5,855	$6,866	$5,855	$6,866
Fair value of amortized MSRs at beginning of period	$14,557	$14,969	$15,193	$12,243
Fair value of amortized MSRs at end of period	$14,520	$14,945	$14,520	$14,945

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and nine months ended September 30, 2023 and 2022.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023				December 31, 2022
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.89%	-	11.27%	7.02%	7.02%	-	13.58%	7.11%
Life in years (of the MSR)	4.26	-	7.25	7.11	3.35	-	7.37	7.20
Weighted-average coupon rate	3.57%	-	5.84%	3.70%	3.55%	-	6.24%	3.68%
Discount rate	10.36%	-	10.55%	10.52%	10.41%	-	10.54%	10.51%

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Public deposits	$3,511,412	$2,977,693
Federal Home Loan Bank	4,817,865	3,451,070
Federal Reserve Bank	4,801,873	1,704,803
ACH transactions	135,512	133,173
Interest rate swaps	585	31,091
Total	$13,267,247	$8,297,830

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of September 30, 2023 and December 31, 2022. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2023 and December 31, 2022, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
U.S.:
Interest-bearing	$12,667,072	$11,936,775
Noninterest-bearing	6,931,032	7,978,046
Foreign:
Interest-bearing	945,421	887,608
Noninterest-bearing	967,964	886,600
Total deposits	$21,511,489	$21,689,029

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2023:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$202,932	$1,093,989	$1,296,921
Over three through six months	268,176	540,418	808,594
Over six through twelve months	785,036	496,157	1,281,193
One to two years	114,912	57,576	172,488
Two to three years	41,313	7,422	48,735
Three to four years	26,248	5,529	31,777
Four to five years	17,012	3,452	20,464
Thereafter	313	646	959
Total	$1,455,942	$2,205,189	$3,661,131

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $2.2 billion and $1.5 billion as of September 30, 2023 and December 31, 2022, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.0 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively.

8. Short-Term Borrowings

At September 30, 2023 and December 31, 2022, short-term borrowings were comprised of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022
Federal funds purchased	$—	$75,000
Short-term FHLB fixed-rate advances(1)	500,000	—
Total short-term borrowings	$500,000	$75,000
(1)	Interest is payable monthly.

As of September 30, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date. As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023. As of September 30, 2023 and December 31, 2022, the Company had a remaining line of credit of $2.8 billion and $2.5 billion available from the FHLB, respectively. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of September 30, 2023 and residential real estate loan collateral as of December 31, 2022. As of September 30, 2023 and December 31, 2022, respectively, the Company had an undrawn line of credit of $3.8 billion and $1.2 billion available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of September 30, 2023 and consumer, commercial and industrial, commercial real estate and residential real estate loans as of December 31, 2022. See “Note 6. Transfers of Financial Assets” for more information.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Federal funds purchased:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$150,000	$—
Average outstanding balance	$23,059	$55
Weighted-average interest rate paid	4.45%	1.67%
Short-term FHLB repo advance:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$400,000	$—
Average outstanding balance	$156,319	$—
Weighted-average interest rate paid	5.25%	—%
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at September 30,	4.71%	—%
Highest month-end balance	$500,000	$—
Average outstanding balance	$20,147	$—
Weighted-average interest rate paid	4.34%	—%

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

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2023	$(835,647)	$222,911	$(612,736)
Three months ended September 30, 2023
Investment securities:
Unrealized net losses arising during the period	(61,874)	16,505	(45,369)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,434	(3,050)	8,384
Net change in investment securities	(50,440)	13,455	(36,985)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(373)	100	(273)
Reclassification of net losses included in net income	1,723	(460)	1,263
Net change in cash flow derivative hedges	1,350	(360)	990
Other comprehensive loss	(49,090)	13,095	(35,995)
Accumulated other comprehensive loss at September 30, 2023	$(884,737)	$236,006	$(648,731)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Nine months ended September 30, 2023
Investment securities:
Unrealized net losses arising during the period	(50,861)	13,567	(37,294)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	36,206	(9,658)	26,548
Net change in investment securities	(14,655)	3,909	(10,746)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(2,868)	765	(2,103)
Reclassification of net losses included in net income	4,599	(1,227)	3,372
Net change in cash flow derivative hedges	1,731	(462)	1,269
Other comprehensive loss	(12,924)	3,447	(9,477)
Accumulated other comprehensive loss at September 30, 2023	$(884,737)	$236,006	$(648,731)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2022	$(779,352)	$207,895	$(571,457)
Three months ended September 30, 2022
Investment securities:
Unrealized net losses arising during the period	(130,000)	34,677	(95,323)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	15,217	(4,058)	11,159
Net change in investment securities	(114,783)	30,619	(84,164)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(4,372)	1,165	(3,207)
Reclassification of net losses included in net income	98	(26)	72
Net change in cash flow derivative hedges	(4,274)	1,139	(3,135)
Other comprehensive loss	(119,057)	31,758	(87,299)
Accumulated other comprehensive loss at September 30, 2022	$(898,409)	$239,653	$(658,756)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Nine months ended September 30, 2022
Investment securities:
Unrealized net losses arising during the period	(759,437)	202,580	(556,857)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	35,146	(9,375)	25,771
Net change in investment securities	(724,291)	193,205	(531,086)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(7,611)	2,030	(5,581)
Reclassification of net gains included in net income	(540)	144	(396)
Net change in cash flow derivative hedges	(8,151)	2,174	(5,977)
Other comprehensive loss	(732,442)	195,379	(537,063)
Accumulated other comprehensive loss at September 30, 2022	$(898,409)	$239,653	$(658,756)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended September 30, 2023
Balance at beginning of period	$(5,431)	$(284,100)	$(318,782)	$(4,423)	$(612,736)
Other comprehensive (loss) income	—	(45,369)	8,384	990	(35,995)
Balance at end of period	$(5,431)	$(329,469)	$(310,398)	$(3,433)	$(648,731)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive (loss) income	—	(37,294)	26,548	1,269	(9,477)
Balance at end of period	$(5,431)	$(329,469)	$(310,398)	$(3,433)	$(648,731)

Three Months Ended September 30, 2022
Balance at beginning of period	$(24,390)	$(220,021)	$(324,204)	$(2,842)	$(571,457)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	33,603	(33,603)	—	—
Other comprehensive (loss) income	—	(95,323)	11,159	(3,135)	(87,299)
Balance at end of period	$(24,390)	$(281,741)	$(346,648)	$(5,977)	$(658,756)

Nine Months Ended September 30, 2022
Balance at beginning of period	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	372,419	(372,419)	—	—
Other comprehensive (loss) income	—	(556,857)	25,771	(5,977)	(537,063)
Balance at end of period	$(24,390)	$(281,741)	$(346,648)	$(5,977)	$(658,756)

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

The table below sets forth those ratios at September 30, 2023 and December 31, 2022:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2023:
Common equity tier 1 capital to risk-weighted assets	$2,004,248	12.21%	$1,990,261	12.12%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,004,248	12.21%	1,990,261	12.12%	6.00%	8.00%
Total capital to risk-weighted assets	2,196,818	13.38%	2,182,831	13.30%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,004,248	8.45%	1,990,261	8.39%	4.00%	5.00%

December 31, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,912,767	11.82%	$1,895,693	11.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,912,767	11.82%	1,895,693	11.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,090,502	12.92%	2,073,428	12.81%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,912,767	8.11%	1,895,693	8.04%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2023, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2023, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$9,829	$(3,731)	$267,500	$7,276	$(6,840)
Interest rate collars	200,000	—	(951)	200,000	491	(63)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,811,284	3,073	(1,198)	2,849,776	3,178	(42,365)
Visa derivative	102,587	—	(1,200)	121,013	—	(851)
Foreign exchange contracts	191	—	—	210	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of September 30, 2023 and December 31, 2022, the amount of initial margin cash collateral posted by the Company was $0.6 million and $1.2 million, respectively. As of September 30, 2023 and December 31, 2022, the variation margin was $1.9 million and $39.2 million, respectively.

As of September 30, 2023, the Company pledged $0.6 million in cash and received $49.1 million in cash as collateral for interest rate swaps. As of December 31, 2022, the Company pledged $29.9 million in financial instruments and $1.2 million in cash and received $48.1 million in cash as collateral for interest rate swaps. As of September 30, 2023 and December 31, 2022, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

As of September 30, 2023 and December 31, 2022, the Company received $68.5 million and nil, respectively, in securities collateral for interest rate swaps, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At September 30, 2023 and December 31, 2022, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of September 30, 2023 and December 31, 2022, the interest rate swap had a positive fair value of $9.8 million and $7.3 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2023 and 2022:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2023	2022	2023	2022
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$2,159	$745	$2,553	$6,888
Recognized on hedged item	Loans and lease financing	(2,256)	(839)	(2,833)	(7,185)

As of September 30, 2023 and December 31, 2022, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$57,627	$60,189	$(9,873)	$(7,311)

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

As of September 30, 2023 and December 31, 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $3.7 million and $6.8 million, respectively. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

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

As of September 30, 2023 and December 31, 2022, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of September 30, 2023, these interest rate collars had a negative fair value of $1.0 million. As of December 31, 2022, these interest rate collars had a positive fair value of $0.5 million and a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(373)	$(4,372)	$(2,868)	$(7,611)
Pretax net losses (gains) reclassified from accumulated other comprehensive income to interest income from loans and lease financing	1,723	98	4,599	(540)

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $3.7 million as a decrease to interest income from loans and lease financing. As of September 30, 2023, the maximum length of time over which forecasted transactions are hedged is approximately four years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

	Net gains (losses) recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2023	2022	2023	2022
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$26	$—	$(532)	$—
Visa derivative	Other noninterest income	$(1,350)	$273	(5,129)	(1,084)

As of September 30, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $3.1 million and a negative fair value of $1.2 million. The Company received floating rates ranging from 5.82% to 8.33% and paid fixed rates ranging from 2.39% to 5.86%. The swaps mature between October 2023 and June 2040. As of December 31, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $3.2 million and a negative fair value of $42.4 million. The Company received floating rates ranging from 4.62% to 7.12% and paid fixed rates ranging from 2.39% to 6.13%. These swaps resulted in net interest expense of nil during both the three and nine months ended September 30, 2023 and 2022.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled nil and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $1.2 million and $0.9 million was included in the unaudited interim consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended September 30, 2023 and 2022, and nil and $0.1 million were recognized during the nine months ended September 30, 2023 and 2022, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both September 30, 2023 and December 31, 2022, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2023 and December 31, 2022, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $65.5 million and $90.5 million at September 30, 2023 and December 31, 2022, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $8.2 million and $8.1 million at September 30, 2023 and December 31, 2022, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2023 have maturities ranging from October 2023 to September 2026. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,722,595	$6,760,395
Standby letters of credit	238,704	244,275
Commercial letters of credit	5,410	7,299

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$119,070	$45,913	$(7,835)	$157,148

Service charges on deposit accounts	6,724	714	86	7,524
Credit and debit card fees	—	13,990	1,152	15,142
Other service charges and fees	6,461	425	529	7,415
Trust and investment services income	9,742	—	—	9,742
Other	86	2,599	(48)	2,637
Not in scope of Topic 606(1)	1,821	1,130	686	3,637
Total noninterest income	24,834	18,858	2,405	46,097
Total revenue	$143,904	$64,771	$(5,430)	$203,245

	Nine Months Ended September 30, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$332,227	$128,348	$23,759	$484,334

Service charges on deposit accounts	19,723	2,002	276	22,001
Credit and debit card fees	—	42,044	3,687	45,731
Other service charges and fees	18,681	1,268	1,592	21,541
Trust and investment services income	28,804	—	—	28,804
Other	413	6,449	2,037	8,899
Not in scope of Topic 606(1)	5,277	4,069	6,146	15,492
Total noninterest income	72,898	55,832	13,738	142,468
Total revenue	$405,125	$184,180	$37,497	$626,802
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended September 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$117,060	$39,586	$6,090	$162,736

Service charges on deposit accounts	6,421	621	47	7,089
Credit and debit card fees	—	15,831	1,312	17,143
Other service charges and fees	6,081	509	472	7,062
Trust and investment services income	9,800	—	—	9,800
Other	93	1,250	304	1,647
Not in scope of Topic 606(1)	2,085	1,637	(606)	3,116
Total noninterest income	24,480	19,848	1,529	45,857
Total revenue	$141,540	$59,434	$7,619	$208,593

	Nine Months Ended September 30, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$318,476	$111,500	$11,779	$441,755

Service charges on deposit accounts	19,155	1,380	898	21,433
Credit and debit card fees	—	44,099	3,734	47,833
Other service charges and fees	18,950	1,708	1,327	21,985
Trust and investment services income	27,442	—	—	27,442
Other	396	6,708	849	7,953
Not in scope of Topic 606(1)	4,337	5,023	(4,632)	4,728
Total noninterest income	70,280	58,918	2,176	131,374
Total revenue	$388,756	$170,418	$13,955	$573,129
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and nine months ended September 30, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years, which are being amortized over the term of the respective contracts. As of September 30, 2023 and December 31, 2022, the Company had contract liabilities of $2.1 million and $2.7 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2023, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.6 million due to the passage of time. For the three and nine months ended September 30, 2022, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.7 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2023 and December 31, 2022, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2023 and December 31, 2022. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three and nine months ended September 30, 2023, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 611,000 and 609,000 antidilutive securities, respectively. For the three and nine months ended September 30, 2022, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2023 and 2022, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$58,221	$69,018	$187,481	$186,097

Denominator:
Basic: weighted-average shares outstanding	127,609,860	127,377,713	127,552,255	127,534,746
Add: weighted-average equity-based awards	326,580	418,904	345,574	461,926
Diluted: weighted-average shares outstanding	127,936,440	127,796,617	127,897,829	127,996,672

Basic earnings per share	$0.46	$0.54	$1.47	$1.46
Diluted earnings per share	$0.46	$0.54	$1.47	$1.45

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2023	2022	2023	2022
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$136	$197
Interest cost	Other noninterest expense	2,053	1,523	171	118
Expected return on plan assets	Other noninterest expense	(883)	(783)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	719	1,269	(379)	(101)
Total net periodic benefit cost		$1,889	$2,009	$(72)	$214

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$430	$626
Interest cost	Other noninterest expense	6,171	4,245	611	405
Expected return on plan assets	Other noninterest expense	(2,648)	(2,348)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	2,157	3,806	(1,137)	(303)
Total net periodic benefit cost		$5,680	$5,703	$(96)	$728

Leases

The Company recognized operating lease income related to lease payments of $1.6 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.7 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company recognized $1.5 million and $1.7 million of lease income related to variable lease payments for three months ended September 30, 2023 and 2022, respectively, and $4.8 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Valuation Techniques Used in the Fair Value Measurement of Assets and Liabilities Carried at Fair Value

For the assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table below), the Company applies the following valuation techniques:

Available-for-sale securities

Available-for-sale debt securities are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, including estimates by third-party pricing services, if available. If quoted prices are not available, fair values are measured using proprietary valuation models that utilize market observable parameters from active market makers and inter-dealer brokers whereby securities are valued based upon available market data for securities with similar characteristics. Management reviews the pricing information received from the Company’s third-party pricing service to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy and transfers of securities within the fair value hierarchy are made if necessary. On a monthly basis, management reviews the pricing information received from the third-party pricing service which includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the third-party pricing service. Management also identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of September 30, 2023 and December 31, 2022, management did not make adjustments to prices provided by the third-party pricing services as a result of illiquid or inactive markets. The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices. Periodically, the Company will challenge the quoted prices provided by the third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. The Company classifies all available-for-sale securities as Level 2.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5875. The Visa derivative of $1.2 million and $0.9 million was included in the unaudited interim consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below:

	Fair Value Measurements as of September 30, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$114,159	$—	$114,159
Government-sponsored enterprises debt securities	—	19,260	—	19,260
Mortgage-backed securities:
Residential - Government agency(1)	—	52,362	—	52,362
Residential - Government-sponsored enterprises(1)	—	1,005,782	—	1,005,782
Commercial - Government agency	—	211,897	—	211,897
Commercial - Government-sponsored enterprises	—	84,920	—	84,920
Commercial - Non-agency	—	21,602	—	21,602
Collateralized mortgage obligations:
Government agency	—	565,852	—	565,852
Government-sponsored enterprises	—	400,748	—	400,748
Collateralized loan obligations	—	246,122	—	246,122
Total available-for-sale securities	—	2,722,704	—	2,722,704
Other assets(2)	1,287	12,902	—	14,189
Liabilities
Other liabilities(3)	—	(5,880)	(1,200)	(7,080)
Total	$1,287	$2,729,726	$(1,200)	$2,729,813
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$150,982	$—	$150,982
Government-sponsored enterprises debt securities	—	44,301	—	44,301
Mortgage-backed securities:
Residential - Government agency(1)	—	59,723	—	59,723
Residential - Government-sponsored enterprises(1)	—	1,160,455	—	1,160,455
Commercial - Government agency	—	237,853	—	237,853
Commercial - Government-sponsored enterprises	—	119,573	—	119,573
Commercial - Non-agency	—	21,471	—	21,471
Collateralized mortgage obligations:
Government agency	—	653,322	—	653,322
Government-sponsored enterprises	—	462,132	—	462,132
Collateralized loan obligations	—	241,321	—	241,321
Total available-for-sale securities	—	3,151,133	—	3,151,133
Other assets(2)	5,376	10,945	—	16,321
Liabilities
Other liabilities(3)	—	(49,268)	(851)	(50,119)
Total	$5,376	$3,112,810	$(851)	$3,117,335
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(1,200)	Discounted Cash Flow	Expected Conversion Rate - 1.5875(1)	1.5289-1.5875
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 17%(3)	7% - 24%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(851)	Discounted Cash Flow	Expected Conversion Rate - 1.5991(1)	1.5514-1.5991
			Expected Term - 3 months(2)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate was utilized in the fair value calculation.
(2)	The expected term of 3 months was based on the median of 0 to 6 months.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2023 and 2022, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022 are summarized below:

	Visa Derivative
(dollars in thousands)	2023	2022
Three Months Ended September 30,
Balance as of July 1,	$(1,200)	$(3,786)
Total net (losses) gains included in other noninterest income	(1,350)	273
Settlements	1,350	1,154
Balance as of September 30,	$(1,200)	$(2,359)
Total net (losses) gains included in net income attributable to the change in unrealized gains or losses related to liabilities still held as of September 30,	$(1,350)	$273

Nine Months Ended September 30,
Balance as of January 1,	$(851)	$(5,530)
Total net losses included in other noninterest income	(5,129)	(1,084)
Settlements	4,780	4,255
Balance as of September 30,	$(1,200)	$(2,359)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(5,129)	$(1,084)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,213,428	$246,028	$967,400	$—	$1,213,428
Investment securities held-to-maturity	4,104,114	—	3,433,029	—	3,433,029
Loans(1)	13,999,820	—	—	13,166,377	13,166,377

Financial liabilities:
Time deposits(2)	$3,661,131	$—	$3,625,116	$—	$3,625,116
Short-term borrowings	500,000	—	495,306	—	495,306

	December 31, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$526,624	$297,502	$229,122	$—	$526,624
Investment securities held-to-maturity	4,320,639	—	3,814,822	—	3,814,822
Loans(1)	13,793,922	—	—	13,138,787	13,138,787

Financial liabilities:
Time deposits(2)	$2,476,050	$—	$2,423,231	$—	$2,423,231
Short-term borrowings	75,000	—	74,991	—	74,991
(1)	Excludes financing leases of $332.5 million at September 30, 2023 and $298.1 million at December 31, 2022.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.9 billion as of September 30, 2023 and $19.2 billion as of December 31, 2022.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both September 30, 2023 and December 31, 2022, the Company had $7.0 billion of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $52.3 million and $48.5 million at September 30, 2023 and December 31, 2022, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of September 30, 2023 and December 31, 2022. Additionally, there were no nonrecurring fair value adjustments for both the three and nine months ended September 30, 2023 and 2022.

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

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 50 banking locations throughout the State of Hawaii, Guam and Saipan.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2023
Net interest income (loss)	$119,070	$45,913	$(7,835)	$157,148
Provision for credit losses	(2,359)	(3,565)	(1,576)	(7,500)
Net interest income (loss) after provision for credit losses	116,711	42,348	(9,411)	149,648

Noninterest income	24,834	18,858	2,405	46,097
Noninterest expense	(77,873)	(24,976)	(16,534)	(119,383)
Income (loss) before (provision) benefit for income taxes	63,672	36,230	(23,540)	76,362

(Provision) benefit for income taxes	(15,209)	(8,334)	5,402	(18,141)
Net income (loss)	$48,463	$27,896	$(18,138)	$58,221

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2023
Net interest income	$332,227	$128,348	$23,759	$484,334
Provision for credit losses	(6,913)	(10,447)	(3,940)	(21,300)
Net interest income after provision for credit losses	325,314	117,901	19,819	463,034

Noninterest income	72,898	55,832	13,738	142,468
Noninterest expense	(231,313)	(79,832)	(47,686)	(358,831)
Income (loss) before (provision) benefit for income taxes	166,899	93,901	(14,129)	246,671

(Provision) benefit for income taxes	(39,836)	(21,546)	2,192	(59,190)
Net income (loss)	$127,063	$72,355	$(11,937)	$187,481

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2022
Net interest income	$117,060	$39,586	$6,090	$162,736
Provision for credit losses	(773)	(1,227)	(1,183)	(3,183)
Net interest income after provision for credit losses	116,287	38,359	4,907	159,553

Noninterest income	24,480	19,848	1,529	45,857
Noninterest expense	(76,820)	(28,079)	(8,433)	(113,332)
Income (loss) before (provision) benefit for income taxes	63,947	30,128	(1,997)	92,078

(Provision) benefit for income taxes	(16,093)	(7,458)	491	(23,060)
Net income (loss)	$47,854	$22,670	$(1,506)	$69,018

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2022
Net interest income	$318,476	$111,500	$11,779	$441,755
Benefit for credit losses	682	701	181	1,564
Net interest income after benefit for credit losses	319,158	112,201	11,960	443,319

Noninterest income	70,280	58,918	2,176	131,374
Noninterest expense	(220,397)	(81,546)	(24,606)	(326,549)
Income (loss) before (provision) benefit for income taxes	169,041	89,573	(10,470)	248,144

(Provision) benefit for income taxes	(42,139)	(21,962)	2,054	(62,047)
Net income (loss)	$126,902	$67,611	$(8,416)	$186,097

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular; the impact of the recent wildfires in Maui, including in respect of the Bank’s loan portfolio; turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of FHB to attract and retain depositors, and could affect the ability of financial services providers, including us, to borrow or raise capital; increases in Federal Deposit Insurance Corporation (“FDIC”) assessments due to bank failures; actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions; a sustained period of high inflation; our dependence on the real estate markets in which we operate; risk arising from conditions in the commercial real estate market; concentration of exposures to certain asset classes and individual obligors; interest rate risk and fluctuations in interest rates; events resulting from the discontinuance of the London Interbank Offered Rate (“LIBOR”); the possibility of a decline in the value of the investment securities we own; the possibility of a deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, our ability to raise additional capital in the future; our ability to maintain, attract and retain customer relationships; our ability to attract and retain key personnel and other skilled employees; the effectiveness of our techniques for managing risk and our use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular; the effectiveness of the appraisals and other valuation techniques we use; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; the possibility of employee misconduct or mistakes; changes in the actual or perceived soundness or condition of other financial institutions; consumer protection initiatives related to the foreclosure process; risks in connection with any sale of loans; the possibility that certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations; issues regarding the accuracy and completeness of information about customers and counterparties; risks associated with our accounting estimates and risk management processes and controls. changes in our accounting policies or in accounting standards; risks relating to the geographic concentration in our existing markets; risks relating to competition in a highly competitive industry and market area; the possibility that new lines of business, products, product enhancements or services may subject us to additional risks; a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them; technological change; future legislative or regulatory change; risks relating to our bank in times of stress; capital adequacy requirements; the possibility that we may not pay dividends on our common stock in the future; the possibility of rulemaking changes implemented by the CFPB; the possibility of litigation and regulatory actions; the possibility of increases in FDIC insurance premiums; the risk of non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations; risks regarding regulations relating to privacy, information security and data protection, and differences in regulation; risks relating to our use of third-party vendors and our other ongoing third-party business relationships; environmental liability risks associated with our bank branches and any real estate collateral we acquire upon foreclosure; the possibility of litigation pertaining to our fiduciary responsibilities; the impact of pandemics, epidemics or other health-related crises; the effects of severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events; volatility in our stock price; the possibility of future sales and issuances of our common stock; the possibility of unexpected tax liabilities and unexpected tax liabilities that may be applicable to us as a result of the reorganization transactions to facilitate FHI’s initial public offering; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy reflects some decline during the nine months ended September 30, 2023, but the forecast for the remainder of the year is still highly uncertain as the State navigates the aftermath of the wildfires that affected the island of Maui in early August. According to the Hawaii Department of Business, Economic Development & Tourism, the statewide seasonally adjusted unemployment rate has decreased to 2.8% at September 30, 2023, compared to 3.5% at September 30, 2022. Nationally, the seasonally adjusted unemployment rate was 3.8% at September 30, 2023, similar to the 3.5% rate at September 30, 2022.

Although visitor arrivals to Maui decreased in response to the fires that swept across Lahaina and the subsequent closures that occurred in West Maui, domestic visitor arrivals for the entire state continue to remain strong. The average daily domestic passenger counts for the first nine months of 2023 were approximately 6.4% higher than the average daily passenger counts during the first nine months of 2022, according to the Hawaii Tourism Authority.

The housing market has slowed compared to previous periods. Both volume of real estate sales and housing prices decreased when comparing the first nine months of 2023 with the first nine months of 2022. According to the Honolulu Board of Realtors, the volume of single-family home sales decreased by 30.5%, while condominium sales decreased by 31.2%, as compared to the same period in 2022. The median price of a single-family home sold on Oahu in the first nine months of 2023 was $1,050,000, a decrease of 5.4% from the same period in 2022. The median price of a condominium sold on Oahu in the first nine months of 2023 was $505,000, a decrease of 1.0% from the same period in 2022. As of September 30, 2023, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.7 and 3.0 months, respectively.

Lastly, state general excise and use tax revenues increased by 5.6% for the nine months ended September 30, 2023 as compared to the same period in 2022, according to the Hawaii Department of Business, Economic Development & Tourism.

Effect of Recent Natural Disasters

In early August, wildfires swept across several areas of Maui, impacting residents in upcountry Maui and devastating the historic town of Lahaina. Relief efforts from across the State of Hawaii commenced and continues to this day to aid those who have lost their homes, businesses, and loved ones. We have contributed $250,000 to the Hawaii Community Foundation’s Maui Strong Fund, granted loan payment deferrals for our borrowers affected by the wildfires, waived all ATM fees on Maui, and assisted affected employees with financial aid for temporary housing. Our operations on Maui also recovered quickly. Although the Lahaina branch and ATM were fully burned down, our vault withstood the fire and we were able to account for safe deposit box contents and are in process of returning them to our customers. The remaining branches in Maui have remained fully operational.

The outstanding balance of real estate-secured loans in the Maui fire zones totaled approximately $116 million as of September 30, 2023. We require our borrowers to maintain adequate levels of insurance, including fire insurance on residential mortgages. We do not currently know the full extent of damage to our loan collateral, the amounts of available insurance coverage, the availability of government assistance for our borrowers or whether our borrowers’ ability to repay their loans has been diminished. There was no exposure to the electric utility as of September 30, 2023.

We expect that the aftermath of the wildfires will continue to impact commercial activity throughout the island of Maui, but there remains much uncertainty as to how long it will take Maui to rebuild, resume tourism, and recover economically. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the nature of the wildfires, the Company’s estimates concerning the impact of the wildfires, including those with respect to the loan portfolio potentially impacted, are based on judgment as of the date of this report and subject to change as conditions evolve. We will continue to closely monitor the impact that the wildfires has on our customers and will adjust the means by which we assist our customers during this period of financial and emotional hardship.

Effect of Financial Events and Inflation

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

There also remain many uncertainties given the closures of Silicon Valley Bank (“SVB”) and Signature Bank in March 2023 and the subsequent appointment of the FDIC as the receiver for those banks. In May 2023, the FDIC issued a notice of proposed rulemaking (“NPR”), which proposed an annual special assessment rate of approximately 12.5 basis points to an assessment base that would equal an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be paid in eight quarterly installments beginning in the first quarter of 2024. If the rule is adopted as proposed, the total amount of the special assessment would be expected to be accrued and recognized as a loss in the period the rule is adopted. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

In addition, the closures and adverse developments affecting certain banks in the first half of 2023 resulted in heightened levels of market activity and volatility, as well as the potential for increased regulations and more stringent capital requirements going forward. In response to the deterioration in the operating environment and funding conditions for U.S. banks, in April 2023, Moody’s lowered the macro profile of the U.S. banking system and downgraded the credit ratings of the Bank, among other regional banks. In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions.

As of September 30, 2023, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.21%, compared to the minimum requirement of 4.50%. In light of the volatility in the banking sector, we continue to maintain high levels of liquidity. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

Economic conditions and therefore our results of operations may be impacted by a variety of other factors as well, such as other natural disasters, an economic slowdown or recession, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in interest rates and foreign currency exchange rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Income Statement Data:
Interest income	$239,799	$176,390	$682,549	$462,755
Interest expense	82,651	13,654	198,215	21,000
Net interest income	157,148	162,736	484,334	441,755
Provision for credit losses	7,500	3,183	21,300	(1,564)
Net interest income after provision for credit losses	149,648	159,553	463,034	443,319
Noninterest income	46,097	45,857	142,468	131,374
Noninterest expense	119,383	113,332	358,831	326,549
Income before provision for income taxes	76,362	92,078	246,671	248,144
Provision for income taxes	18,141	23,060	59,190	62,047
Net income	$58,221	$69,018	$187,481	$186,097
Basic earnings per share	$0.46	$0.54	$1.47	$1.46
Diluted earnings per share	$0.46	$0.54	$1.47	$1.45
Basic weighted-average outstanding shares	127,609,860	127,377,713	127,552,255	127,534,746
Diluted weighted-average outstanding shares	127,936,440	127,796,617	127,897,829	127,996,672
Dividends declared per share	$0.26	$0.26	$0.78	$0.78
Dividend payout ratio	56.52%	48.15%	53.06%	53.79%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.86%	2.93%	2.96%	2.65%
Efficiency ratio	58.31%	53.98%	56.86%	56.63%
Return on average total assets	0.93%	1.10%	1.01%	0.99%
Return on average tangible assets (non-GAAP)(2)	0.97%	1.14%	1.06%	1.03%
Return on average total stockholders' equity	9.76%	12.08%	10.72%	10.55%
Return on average tangible stockholders' equity (non-GAAP)(2)	16.84%	21.53%	18.68%	18.26%
Noninterest expense to average assets	1.92%	1.80%	1.94%	1.74%
				(continued)

(continued)	September 30,	December 31,
(dollars in thousands, except per share data)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$1,213,428	$526,624
Investment securities available-for-sale	2,722,704	3,151,133
Investment securities held-to-maturity	4,104,114	4,320,639
Loans and leases	14,332,335	14,092,012
Allowance for credit losses for loans and leases	154,795	143,900
Goodwill	995,492	995,492
Total assets	24,912,524	24,577,223
Total deposits	21,511,489	21,689,029
Short-term borrowings	500,000	75,000
Total liabilities	22,561,515	22,308,218
Total stockholders' equity	2,351,009	2,269,005
Book value per share	$18.42	$17.82
Tangible book value per share (non-GAAP)(2)	$10.62	$10.00

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.10%	0.08%
Allowance for credit losses for loans and leases / total loans and leases	1.08%	1.02%
Net charge-offs / average total loans and leases(3)	0.06%	0.08%

	September 30,	December 31,
Capital Ratios:	2023	2022
Common Equity Tier 1 Capital Ratio	12.21%	11.82%
Tier 1 Capital Ratio	12.21%	11.82%
Total Capital Ratio	13.38%	12.92%
Tier 1 Leverage Ratio	8.45%	8.11%
Total stockholders' equity to total assets	9.44%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	5.67%	5.40%
(1)	Except for the efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2023 and 2022.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the nine months ended September 30, 2023.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Income Statement Data:
Noninterest expense	$119,383	$113,332	$358,831	$326,549

Net income	$58,221	$69,018	$187,481	$186,097

Average total stockholders' equity	$2,367,422	$2,267,152	$2,337,292	$2,358,195
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,371,930	$1,271,660	$1,341,800	$1,362,703

Average total assets	$24,727,893	$24,957,042	$24,699,826	$25,095,438
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$23,732,401	$23,961,550	$23,704,334	$24,099,946

Return on average total stockholders' equity(a)	9.76%	12.08%	10.72%	10.55%
Return on average tangible stockholders' equity (non-GAAP)(a)	16.84%	21.53%	18.68%	18.26%

Return on average total assets(a)	0.93%	1.10%	1.01%	0.99%
Return on average tangible assets (non-GAAP)(a)	0.97%	1.14%	1.06%	1.03%

Noninterest expense to average assets(a)	1.92%	1.80%	1.94%	1.74%

	As of	As of
	September 30,	December 31,
(dollars in thousands, except per share data)	2023	2022
Balance Sheet Data:
Total stockholders' equity	$2,351,009	$2,269,005
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,355,517	$1,273,513

Total assets	$24,912,524	$24,577,223
Less: goodwill	995,492	995,492
Tangible assets	$23,917,032	$23,581,731

Shares outstanding	127,609,934	127,363,327

Total stockholders' equity to total assets	9.44%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)	5.67%	5.40%

Book value per share	$18.42	$17.82
Tangible book value per share (non-GAAP)	$10.62	$10.00
(a)	Annualized for the three and nine months ended September 30, 2023 and 2022.

Financial Highlights

Net income was $58.2 million for the three months ended September 30, 2023, a decrease of $10.8 million or 16% as compared to the same period in 2022. Basic and diluted earnings per share were both $0.46 per share for the three months ended September 30, 2023, a decrease of $0.08 per share or 15% as compared to the same period in 2022. The decrease in net income was primarily due to a $6.1 million increase in noninterest expense, a $5.6 million decrease in net interest income and a $4.3 million increase in the provision for credit losses (the “Provision”). This was partially offset by a $4.9 million decrease in the provision for income taxes.

Our return on average total assets was 0.93% for the three months ended September 30, 2023, a decrease of 17 basis points from the same period in 2022, and our return on average total stockholders’ equity was 9.76% for the three months ended September 30, 2023, a decrease of 232 basis points from the same period in 2022. Our return on average tangible assets was 0.97% for the three months ended September 30, 2023, a decrease of 17 basis points from the same period in 2022, and our return on average tangible stockholders’ equity was 16.84% for the three months ended September 30, 2023, a decrease of 469 basis points, from the same period in 2022. Our efficiency ratio was 58.31% for the three months ended September 30, 2023 compared to 53.98% for the same period in 2022.

Our results for the three months ended September 30, 2023 were highlighted by the following:

●	Net interest income was $157.1 million for the three months ended September 30, 2023, a decrease of $5.6 million or 3% as compared to the same period in 2022. Our net interest margin was 2.86% for the three months ended September 30, 2023, a decrease of seven basis points as compared to the same period in 2022. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and higher average balances in total borrowings, partially offset by higher yields and average balances in our loan and lease portfolio during the three months ended September 30, 2023.

●	The Provision was $7.5 million for the three months ended September 30, 2023, an increase of $4.3 million as compared to the same period in 2022. The Provision of $7.5 million for the three months ended September 30, 2023, was primarily due to increases in the provision for commercial real estate loans and residential mortgage loans and the provision for unfunded commercial and industrial commitments. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $46.1 million for the three months ended September 30, 2023, an increase of $0.2 million or 1% as compared to the same period in 2022. The increase was primarily due to $1.9 million of Bank-owned life insurance (“BOLI”) income as compared to a negative $0.3 million of BOLI income for the same period in 2022, partially offset by a $2.0 million decrease in credit and debit card fees.

●	Noninterest expense was $119.4 million for the three months ended September 30, 2023, an increase of $6.1 million or 5% compared to the same period in 2022. The increase in noninterest expense was primarily due to a $4.6 million increase in salaries and employee benefits, a $1.7 million increase in regulatory assessment and fees and a $1.0 million increase in equipment expense, partially offset by a $1.4 million decrease in occupancy expense.

Net income was $187.5 million for the nine months ended September 30, 2023, an increase of $1.4 million or 1% as compared to the same period in 2022. Basic earnings per share was $1.47 per share for the nine months ended September 30, 2023, an increase of $0.01 per share or 1% as compared to the same period in 2022. Diluted earnings per share was $1.47 per share for the nine months ended September 30, 2023, an increase of $0.02 per share or 1% as compared to the same period in 2022. The increase in net income was primarily due to a $42.6 million increase in net interest income, an $11.1 million increase in noninterest income and a $2.9 million decrease in the provision for income taxes. This was partially offset by a $32.3 million increase in noninterest expense, in addition to a Provision of $21.3 million for the nine months ended September 30, 2023, compared to a negative Provision of $1.6 million for the nine months ended September 30, 2022.

Our return on average total assets was 1.01% for the nine months ended September 30, 2023, an increase of two basis points from the same period in 2022, and our return on average total stockholders’ equity was 10.72% for the nine months ended September 30, 2023, an increase of 17 basis points for the same period in 2022. Our return on average tangible assets was 1.06% for the nine months ended September 30, 2023, an increase of three basis points from the same period in 2022, and our return on average tangible stockholders’ equity was 18.68% for the nine months ended September 30, 2023, an increase of 42 basis points from the same period in 2022. Our efficiency ratio was 56.86% for the nine months ended September 30, 2023 compared to 56.63% for the same period in 2022.

Our results for the nine months ended September 30, 2023 were highlighted by the following:

●	Net interest income was $484.3 million for the nine months ended September 30, 2023, an increase of $42.6 million or 10% as compared to the same period in 2022. Our net interest margin was 2.96% for the nine months ended September 30, 2023, an increase of 31 basis points as compared to the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rate environment and was primarily due to higher yields and average balances in our loan and lease portfolio and higher yields on interest-bearing deposits in other banks. This was partially offset by higher deposit funding costs and higher average balances in total borrowings during the nine months ended September 30, 2023.

●	The Provision was $21.3 million for the nine months ended September 30, 2023, compared to a negative Provision of $1.6 million for the same period in 2022. The Provision of $21.3 million for the nine months ended September 30, 2023, was primarily due to increases in the provision for consumer loans, construction loans, home equity lines and residential mortgage loans and the provision for unfunded commercial and industrial and construction commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $142.5 million for the nine months ended September 30, 2023, an increase of $11.1 million or 8% as compared to the same period in 2022. The increase was primarily due to $10.3 million of BOLI income as compared to a negative $1.6 million of BOLI income for the same period in 2022, in addition to a $1.4 million increase in trust and investment services income, partially offset by a $2.1 million decrease in credit and debit card fees.

●	Noninterest expense was $358.8 million for the nine months ended September 30, 2023, an increase of $32.3 million or 10% as compared to the same period in 2022. The increase in noninterest expense was primarily due to a $20.4 million increase in salaries and employee benefits expense, an $8.0 million increase in equipment expense, a $4.6 million increase in regulatory assessment and fees and a $1.8 million increase in card rewards program expense, partially offset by a $2.2 million decrease in contracted services and professional fees and a $0.8 million decrease in occupancy expense.

For the nine months ended September 30, 2023, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 12.21% as of September 30, 2023, an increase of 39 basis points from December 31, 2022. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2023, partially offset by the dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets driven by an increase in loans and leases.

●	Total loans and leases were $14.3 billion as of September 30, 2023, an increase of $240.3 million or 2% from December 31, 2022. The increase in total loans and leases was primarily due to increases in commercial real estate loans, residential real estate loans, construction loans and lease financing, partially offset by decreases in commercial and industrial loans and consumer loans.

●	The ACL was $154.8 million as of September 30, 2023, an increase of $10.9 million or 8% from December 31, 2022. The ratio of our ACL to total loans and leases outstanding was 1.08% as of September 30, 2023, an increase of six basis points compared to December 31, 2022.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $6.8 billion as of September 30, 2023, a decrease of $645.0 million or 9% from December 31, 2022. Maturities and payments on investment securities were used to fund loan growth and offset the decline in deposits.

●	Total deposits were $21.5 billion as of September 30, 2023, a decrease of $177.5 million or 1% from December 31, 2022. The decrease in total deposits was primarily due to a $965.7 million decrease in demand deposit balances and a $354.6 million decrease in savings deposit balances, partially offset by a $1.2 billion increase in time deposit balances.

●	Total borrowings consisted of $500.0 million of short-term borrowings as of September 30, 2023, compared to $75.0 million of short-term borrowings as of December 31, 2022. For information with respect to the financial terms of such advances, see “ – Analysis of Financial Condition – Short-term Borrowings.”

●	Total stockholders’ equity was $2.4 billion as of September 30, 2023, an increase of $82.0 million or 4% from December 31, 2022. The increase in stockholders’ equity was primarily due to earnings for the period of $187.5 million, partially offset by dividends declared and paid to the Company’s stockholders of $99.5 million and net unrealized losses in our investment securities portfolio, net of tax, of $10.7 million during the nine months ended September 30, 2023.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2023 and 2022, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$608.6	$8.2	5.36%	$724.0	$4.0	2.20%
Available-for-Sale Investment Securities
Taxable	2,834.6	18.4	2.59	3,733.8	19.2	2.05
Non-Taxable	2.3	—	5.48	45.1	0.6	5.16
Held-to-Maturity Investment Securities
Taxable	3,544.1	15.0	1.70	3,573.6	14.6	1.64
Non-Taxable	604.3	4.1	2.66	613.6	4.2	2.72
Total Investment Securities	6,985.3	37.5	2.14	7,966.1	38.6	1.93
Loans Held for Sale	0.4	—	6.63	0.7	—	3.62
Loans and Leases (1)
Commercial and industrial	2,123.5	35.7	6.66	2,025.5	20.7	4.05
Commercial real estate	4,381.8	71.4	6.47	4,016.7	42.3	4.18
Construction	873.7	15.5	7.05	737.4	8.6	4.63
Residential:
Residential mortgage	4,316.3	40.1	3.72	4,224.0	36.4	3.45
Home equity line	1,154.0	10.1	3.45	991.1	7.2	2.87
Consumer	1,172.8	18.3	6.19	1,218.0	17.1	5.57
Lease financing	327.3	3.7	4.48	278.7	2.7	3.81
Total Loans and Leases	14,349.4	194.8	5.39	13,491.4	135.0	3.98
Other Earning Assets	116.8	0.8	2.64	75.9	0.1	0.69
Total Earning Assets (2)	22,060.5	241.3	4.35	22,258.1	177.7	3.18
Cash and Due from Banks	276.0			277.0
Other Assets	2,391.4			2,421.9
Total Assets	$24,727.9			$24,957.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,982.5	$19.2	1.27%	$6,871.5	$6.7	0.39%
Money Market	3,907.2	24.7	2.51	4,086.1	4.8	0.47
Time	3,362.7	30.8	3.63	1,720.5	2.1	0.48
Total Interest-Bearing Deposits	13,252.4	74.7	2.23	12,678.1	13.6	0.43
Federal Funds Purchased	—	—	—	0.2	—	1.67
Other Short-Term Borrowings	113.1	1.5	5.17	—	—	—
Long-Term Borrowings	440.2	5.3	4.83	—	—	—
Other Interest-Bearing Liabilities	89.1	1.2	5.17	—	—	—
Total Interest-Bearing Liabilities	13,894.8	82.7	2.36	12,678.3	13.6	0.43
Net Interest Income		$158.6			$164.1
Interest Rate Spread			1.99%			2.75%
Net Interest Margin			2.86%			2.93%
Noninterest-Bearing Demand Deposits	7,959.7			9,469.9
Other Liabilities	506.0			541.6
Stockholders' Equity	2,367.4			2,267.2
Total Liabilities and Stockholders' Equity	$24,727.9			$24,957.0
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended September 30, 2023
	Compared to September 30, 2022
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(0.7)	$4.9	$4.2
Available-for-Sale Investment Securities
Taxable	(5.2)	4.4	(0.8)
Non-Taxable	(0.6)	—	(0.6)
Held-to-Maturity Investment Securities
Taxable	(0.1)	0.5	0.4
Non-Taxable	—	(0.1)	(0.1)
Total Investment Securities	(5.9)	4.8	(1.1)
Loans and Leases
Commercial and industrial	1.0	14.0	15.0
Commercial real estate	4.1	25.0	29.1
Construction	1.8	5.1	6.9
Residential:
Residential mortgage	0.8	2.9	3.7
Home equity line	1.3	1.6	2.9
Consumer	(0.6)	1.8	1.2
Lease financing	0.5	0.5	1.0
Total Loans and Leases	8.9	50.9	59.8
Other Earning Assets	0.1	0.6	0.7
Total Change in Interest Income	2.4	61.2	63.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(1.0)	13.5	12.5
Money Market	(0.2)	20.1	19.9
Time	3.7	25.0	28.7
Total Interest-Bearing Deposits	2.5	58.6	61.1
Other Short-term Borrowings	1.5	—	1.5
Long-term Borrowings	5.3	—	5.3
Other Interest-Bearing Liabilities	1.2	—	1.2
Total Change in Interest Expense	10.5	58.6	69.1
Change in Net Interest Income	$(8.1)	$2.6	$(5.5)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $158.6 million for the three months ended September 30, 2023, a decrease of $5.5 million or 3% compared to the same period in 2022. Our net interest margin was 2.86% for the three months ended September 30, 2023, a decrease of seven basis points from the same period in 2022. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and higher average balances in total borrowings, partially offset by higher yields and average balances in our loan and lease portfolio during the three months ended September 30, 2023, compared to the same period in 2022. Deposit funding costs were $74.7 million for the three months ended September 30, 2023, an increase of $61.1 million compared to the same period in 2022, primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 2.23% for the three months ended September 30, 2023, an increase of 180 basis points compared to the same period in 2022, primarily due to increases in our time, money market and savings deposits. For the three months ended September 30, 2023, the average balance of our total borrowings was $553.3 million, compared to $0.2 million during the same period in 2022, primarily due to increases in FHLB advances. The yield on our loan and lease portfolio was 5.39% for the three months ended September 30, 2023, an increase of 141 basis points as compared to the same period in 2022. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans, commercial and industrial loans and construction loans, which are largely based on the SOFR. For the three months ended September 30, 2023, the average balance of our loan and lease portfolio was $14.3 billion, an increase of $858.0 million or 6% compared to the same period in 2022. The increase in the average balance of our loans and leases reflected increases in most loan categories.

For the nine months ended September 30, 2023 and 2022, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$493.6	$18.8	5.10%	$1,051.7	$7.3	0.93%
Available-for-Sale Investment Securities
Taxable	2,964.0	54.8	2.47	5,145.3	64.9	1.68
Non-Taxable	13.0	0.5	5.57	227.9	4.4	2.59
Held-to-Maturity Investment Securities
Taxable	3,615.0	46.0	1.70	2,382.2	29.7	1.66
Non-Taxable	608.9	11.9	2.62	409.1	8.3	2.71
Total Investment Securities	7,200.9	113.2	2.10	8,164.5	107.3	1.75
Loans Held for Sale	0.3	—	6.11	0.7	—	2.92
Loans and Leases(1)
Commercial and industrial	2,193.8	104.3	6.35	1,983.5	50.3	3.39
Commercial real estate	4,224.7	194.6	6.16	3,820.6	98.8	3.46
Construction	874.0	45.4	6.95	738.4	20.7	3.74
Residential:
Residential mortgage	4,312.4	117.6	3.64	4,173.1	108.0	3.45
Home equity line	1,116.4	27.9	3.35	943.2	18.5	2.62
Consumer	1,194.1	53.2	5.95	1,218.2	48.1	5.29
Lease financing	322.9	10.5	4.34	248.7	6.7	3.60
Total Loans and Leases	14,238.3	553.5	5.19	13,125.7	351.1	3.57
Other Earning Assets	107.6	1.3	1.53	70.6	0.5	0.92
Total Earning Assets(2)	22,040.7	686.8	4.16	22,413.2	466.2	2.78
Cash and Due from Banks	273.3			289.9
Other Assets	2,385.8			2,392.3
Total Assets	$24,699.8			$25,095.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,144.1	$49.1	1.07%	$6,837.8	$8.9	0.17%
Money Market	3,857.0	58.6	2.03	4,087.6	6.8	0.22
Time	2,921.8	68.3	3.12	1,713.4	5.3	0.41
Total Interest-Bearing Deposits	12,922.9	176.0	1.82	12,638.8	21.0	0.22
Federal Funds Purchased	23.0	0.8	4.45	0.1	—	1.67
Other Short-Term Borrowings	176.5	6.8	5.15	—	—	—
Long-Term Borrowings	349.8	12.5	4.78	—	—	—
Other Interest-Bearing Liabilities	62.1	2.1	4.63	—	—	—
Total Interest-Bearing Liabilities	13,534.3	198.2	1.96	12,638.9	21.0	0.22
Net Interest Income		$488.6			$445.2
Interest Rate Spread			2.20%			2.56%
Net Interest Margin			2.96%			2.65%
Noninterest-Bearing Demand Deposits	8,322.2			9,532.0
Other Liabilities	506.0			566.3
Stockholders' Equity	2,337.3			2,358.2
Total Liabilities and Stockholders' Equity	$24,699.8			$25,095.4
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $4.2 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Analysis of Change in Net Interest Income			Table 6
	Nine Months Ended September 30, 2023
	Compared to September 30, 2022
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(5.7)	$17.2	$11.5
Available-for-Sale Investment Securities
Taxable	(33.6)	23.5	(10.1)
Non-Taxable	(6.3)	2.4	(3.9)
Held-to-Maturity Investment Securities
Taxable	15.6	0.7	16.3
Non-Taxable	3.9	(0.3)	3.6
Total Investment Securities	(20.4)	26.3	5.9
Loans and Leases
Commercial and industrial	5.9	48.1	54.0
Commercial real estate	11.4	84.4	95.8
Construction	4.3	20.4	24.7
Residential:
Residential mortgage	3.6	6.0	9.6
Home equity line	3.7	5.7	9.4
Consumer	(0.9)	6.0	5.1
Lease financing	2.3	1.5	3.8
Total Loans and Leases	30.3	172.1	202.4
Other Earning Assets	0.3	0.5	0.8
Total Change in Interest Income	4.5	216.1	220.6

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(1.0)	41.2	40.2
Money Market	(0.4)	52.2	51.8
Time	6.1	56.9	63.0
Total Interest-Bearing Deposits	4.7	150.3	155.0
Federal Funds Purchased	0.8	—	0.8
Other Short-Term Borrowings	6.8	—	6.8
Long-Term Borrowings	12.5	—	12.5
Other Interest-Bearing Liabilities	2.1	—	2.1
Total Change in Interest Expense	26.9	150.3	177.2
Change in Net Interest Income	$(22.4)	$65.8	$43.4

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $488.6 million for the nine months ended September 30, 2023, an increase of $43.4 million or 10% compared to the same period in 2022. Our net interest margin was 2.96% for the nine months ended September 30, 2023, an increase of 31 basis points from the same period in 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rate environment and was primarily due to higher yields and average balances in our loan and lease portfolio and higher yields on interest-bearing deposits in other banks. This was partially offset by higher deposit funding costs and higher average balances in total borrowings during the nine months ended September 30, 2023. The yield on our loan and lease portfolio was 5.19% for the nine months ended September 30, 2023, an increase of 162 basis points as compared to the same period in 2022. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans, commercial and industrial loans and construction loans, which are largely based on the SOFR. For the nine months ended September 30, 2023, the average balance of our loan and lease portfolio was $14.2 billion, an increase of $1.1 billion or 8% compared to the same period in 2022. The increase in the average balance of our loans and leases reflected increases in most loan categories. For the nine months ended September 30, 2023, the yield on our interest-bearing deposits in other banks was 5.10%, an increase of 417 basis points compared to the same period in 2022. Deposit funding costs were $176.0 million for the nine months ended September 30, 2023, an increase of $155.0 million compared to the same period in 2022 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 1.82% for the nine months ended September 30, 2023, an increase of 160 basis points compared to the same period in 2022, primarily due to increases in our time, money market and savings deposits. For the nine months ended September 30, 2023, the average balance of our total borrowings was $549.3 million, compared to $0.1 million during the same period in 2022, primarily due to increases in FHLB advances.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2022 at 3.25% and increased a total of 425 basis points (25 basis points in March, 50 basis points in May, 75 basis points in each month of June, July, September and November, and 50 basis points in December) to end the year at 7.50%. During 2023, the prime rate increased 100 basis points (25 basis points each in February, March, May and July) to end the third quarter of 2023 at 8.50%. As noted above, our loan portfolio is also impacted by changes in the SOFR. At September 30, 2023, the one-month and three-month CME Term SOFR interest rates were 5.32% and 5.40%, respectively. At September 30, 2022, the one-month and three-month CME Term SOFR interest rates were 3.04% and 3.59%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2022 at 0.00% to 0.25%. During 2022, the federal funds rate increased 425 basis points to end the year at 4.25% to 4.50%. During 2023, the federal funds rate increased 100 basis points to end the third quarter of 2023 at 5.25% to 5.50%.

Provision for Credit Losses

The Provision was $7.5 million for the three months ended September 30, 2023, compared to a Provision of $3.2 million for the same period in 2022. The Provision of $7.5 million for the three months ended September 30, 2023, was primarily due to increases in the provision for commercial real estate loans and residential mortgage loans and the provision for unfunded commercial and industrial commitments. We recorded net recoveries of loans and leases of $0.3 million and net charge-offs of $2.8 million for the three months ended September 30, 2023 and 2022, respectively. This represented net recoveries of 0.01% and net charge-offs of 0.08% of average loans and leases, on an annualized basis, for the three months ended September 30, 2023 and 2022, respectively. The Provision was $21.3 million for the nine months ended September 30, 2023, compared to a negative Provision of $1.6 million for the same period in 2022. The Provision of $21.3 million for the nine months ended September 30, 2023, was primarily due to increases in the provision for consumer loans, construction loans, home equity lines and residential mortgage loans and the provision for unfunded commercial and industrial and construction commitments. We recorded net charge-offs of loans and leases of $6.5 million and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively. This represented net charge-offs of 0.06% and 0.08% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2023 and 2022, respectively. The ACL was $154.8 million as of September 30, 2023, an increase of $10.9 million or 8% from December 31, 2022 and represented 1.08% of total outstanding loans and leases as of September 30, 2023 compared to 1.02% of total outstanding loans and leases as of December 31, 2022. The reserve for unfunded commitments was $37.8 million as of September 30, 2023, compared to $33.8 million as of December 31, 2022. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended September 30, 2023 and 2022 and Table 8 presents the major components of noninterest income for the nine months ended September 30, 2023 and 2022:

Noninterest Income				Table 7
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2023	2022	Change	Change
Service charges on deposit accounts	$7,524	$7,089	$435	6%
Credit and debit card fees	15,748	17,746	(1,998)	(11)
Other service charges and fees	9,546	9,179	367	4
Trust and investment services income	9,742	9,800	(58)	(1)
Bank-owned life insurance	1,872	(341)	2,213	n/m
Other	1,665	2,384	(719)	(30)
Total noninterest income	$46,097	$45,857	$240	1%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the three months ended September 30, 2023 to the same period in 2022.

Noninterest Income				Table 8
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2023	2022	Change	Change
Service charges on deposit accounts	$22,001	$21,433	$568	3%
Credit and debit card fees	47,507	49,652	(2,145)	(4)
Other service charges and fees	27,764	27,851	(87)	—
Trust and investment services income	28,804	27,442	1,362	5
Bank-owned life insurance	10,263	(1,617)	11,880	n/m
Other	6,129	6,613	(484)	(7)
Total noninterest income	$142,468	$131,374	$11,094	8%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the nine months ended September 30, 2023 to the same period in 2022.

Total noninterest income was $46.1 million for the three months ended September 30, 2023, an increase of $0.2 million or 1% as compared to the same period in 2022. Total noninterest income was $142.5 million for the nine months ended September 30, 2023, an increase of $11.1 million or 8% as compared to the same period in 2022.

Service charges on deposit accounts were $7.5 million for the three months ended September 30, 2023, an increase of $0.4 million or 6% as compared to the same period in 2022. This increase was primarily due to a $0.3 million increase in account analysis service charges. Service charges on deposit accounts were $22.0 million for the nine months ended September 30, 2023, an increase of $0.6 million or 3% as compared to the same period in 2022. This increase was primarily due to a $0.9 million increase in dormant account fees and a $0.8 million increase in overdraft and checking account fees, partially offset by a $1.0 million decrease in checking account service fees.

Credit and debit card fees were $15.7 million for the three months ended September 30, 2023, a decrease of $2.0 million or 11% as compared to the same period in 2022. This decrease was primarily due to a $1.5 million increase in network association dues and a $0.8 million decrease in merchant service revenues, partially offset by a $0.5 million increase in interchange settlement fees. Credit and debit card fees were $47.5 million for the nine months ended September 30, 2023, a decrease of $2.1 million or 4% as compared to the same period in 2022. This decrease was primarily due to a $4.0 million increase in network association dues and a $0.7 million decrease in merchant service revenues, partially offset by a $2.5 million increase in interchange settlement fees.

Other service charges and fees were $9.5 million for the three months ended September 30, 2023, an increase of $0.4 million or 4% as compared to the same period in 2022. This increase was primarily due to a $0.4 million increase in fees from annuities and securities. Other service charges and fees were $27.8 million for the nine months ended September 30, 2023, a decrease of $0.1 million as compared to the same period in 2022.

Trust and investment services income was $9.7 million for the three months ended September 30, 2023, a decrease of $0.1 million or 1% as compared to the same period in 2022. Trust and investment services income was $28.8 million for the nine months ended September 30, 2023, an increase of $1.4 million or 5% as compared to the same period in 2022. This increase was primarily due to a $0.9 million increase in investment management fees and a $0.9 million increase in business cash management fees, partially offset by a $0.2 million decrease in irrevocable trust fees.

BOLI income was $1.9 million for the three months ended September 30, 2023, an increase of $2.2 million as compared to the same period in 2022. This increase was primarily due to a $2.1 million increase in BOLI earnings. BOLI income was $10.3 million for the nine months ended September 30, 2023, an increase of $11.9 million as compared to the same period in 2022. This increase was primarily due to a $9.7 million increase in BOLI earnings and a $2.1 million increase in death benefit proceeds from life insurance policies.

Other noninterest income was $1.7 million for the three months ended September 30, 2023, a decrease of $0.7 million or 30% as compared to the same period in 2022. This decrease was primarily due to a $1.6 million increase in net losses recognized in income related to derivative contracts and a $0.3 million decrease in customer-related interest rate swap fees, partially offset by a $0.7 million increase in volume-based incentives, a $0.5 million increase in market adjustments on mutual funds purchased and a $0.3 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions. Other noninterest income was $6.1 million for the nine months ended September 30, 2023, a decrease of $0.5 million or 7% as compared to the same period in 2022. This decrease was primarily due to a $4.0 million increase in net losses recognized in income related to derivative contracts, a $1.2 million tax refund received during the nine months ended September 30, 2022, a $0.5 million increase in interest paid on collateral payments related to derivative instruments and a $0.3 million decrease in customer-related interest rate swap fees, partially offset by a $2.4 million increase in market adjustments on mutual funds purchased, a $1.9 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $0.7 million increase in volume-based incentives and a $0.7 million increase in net mortgage servicing rights income.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended September 30, 2023 and 2022 and Table 10 presents the major components of noninterest expense for the nine months ended September 30, 2023 and 2022:

Noninterest Expense				Table 9
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$55,937	$51,372	$4,565	9%
Contracted services and professional fees	16,393	16,625	(232)	(1)
Occupancy	6,711	8,115	(1,404)	(17)
Equipment	11,826	10,791	1,035	10
Regulatory assessment and fees	4,149	2,487	1,662	67
Advertising and marketing	2,289	1,902	387	20
Card rewards program	8,358	8,141	217	3
Other	13,720	13,899	(179)	(1)
Total noninterest expense	$119,383	$113,332	$6,051	5%

Noninterest Expense				Table 10
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$169,873	$149,500	$20,373	14%
Contracted services and professional fees	50,204	52,389	(2,185)	(4)
Occupancy	22,047	22,859	(812)	(4)
Equipment	32,562	24,522	8,040	33
Regulatory assessment and fees	11,661	7,012	4,649	66
Advertising and marketing	6,174	5,924	250	4
Card rewards program	24,124	22,309	1,815	8
Other	42,186	42,034	152	—
Total noninterest expense	$358,831	$326,549	$32,282	10%

Total noninterest expense was $119.4 million for the three months ended September 30, 2023, an increase of $6.1 million or 5% as compared to the same period in 2022. Total noninterest expense was $358.8 million for the nine months ended September 30, 2023, an increase of $32.3 million or 10% as compared to the same period in 2022.

Salaries and employee benefits expense was $55.9 million for the three months ended September 30, 2023, an increase of $4.6 million or 9% as compared to the same period in 2022. This increase was primarily due to a $2.7 million increase in base salaries and related payroll taxes, a $2.2 million decrease in payroll and benefit costs being deferred as loan origination costs, a $0.5 million increase in state unemployment tax expense and a $0.3 million increase in retirement plan expenses. This was partially offset by a $1.2 million decrease in incentive compensation. Salaries and employee benefits expense was $169.9 million for the nine months ended September 30, 2023, an increase of $20.4 million or 14% as compared to the same period in 2022. This increase was primarily due to a $10.8 million increase in base salaries and related payroll taxes, a $9.2 million decrease in payroll and benefit costs being deferred as loan origination costs, a $2.0 million expense for payments accrued in the nine months ended September 30, 2023 in connection with separation agreements executed with two executive officers, a $1.0 million increase in state unemployment tax expense and $0.9 million in severance payments accrued in the nine months ended September 30, 2023 for other employee terminations as part of an effort to reduce operating costs. This was partially offset by a $2.4 million decrease in incentive compensation and a $1.1 million decrease in temporary help expenses.

Contracted services and professional fees were $16.4 million for the three months ended September 30, 2023, a decrease of $0.2 million or 1% as compared to the same period in 2022. Contracted services and professional fees were $50.2 million for the nine months ended September 30, 2023, a decrease of $2.2 million or 4% as compared to the same period in 2022. This decrease was primarily due to a $6.6 million decrease in contracted data processing expenses and a $2.8 million decrease in audit, legal and consultant fees, partially offset by a $7.1 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $6.7 million for three months ended September 30, 2023, a decrease of $1.4 million or 17% as compared to the same period in 2022. This decrease was primarily due to a $0.9 million decrease in building maintenance expense and a $0.4 million decrease in utilities expense. Occupancy expense was $22.0 million for the nine months ended September 30, 2023, a decrease of $0.8 million or 4% as compared to the same period in 2022. This decrease was primarily due to a $0.7 million decrease in building maintenance expense and a $0.6 million decrease in building depreciation, partially offset by a $0.6 million decrease in net sublease rental income.

Equipment expense was $11.8 million for the three months ended September 30, 2023, an increase of $1.0 million or 10% as compared to the same period in 2022. This increase was primarily due to a $1.3 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.3 million decrease in furniture and equipment depreciation. Equipment expense was $32.6 million for the nine months ended September 30, 2023, an increase of $8.0 million or 33% as compared to the same period in 2022. This increase was primarily due to a $8.9 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.7 million decrease in furniture and equipment depreciation.

Regulatory assessment and fees were $4.1 million for the three months ended September 30, 2023, an increase of $1.7 million or 67% as compared to the same period in 2022. Regulatory assessment and fees were $11.7 million for the nine months ended September 30, 2023, an increase of $4.6 million or 66% as compared to the same period in 2022. These increases were primarily due to increases in the FDIC insurance assessment. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning with the first quarterly assessment period of 2023. In May 2023, the FDIC issued a notice of proposed rulemaking for a special assessment to replenish the deposit insurance fund following the recent bank failures. If the rule is adopted as proposed, the total amount of the special assessment would be expected to be accrued and recognized as a loss in the period the rule is adopted. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

Advertising and marketing expense was $2.3 million for the three months ended September 30, 2023, an increase of $0.4 million or 20% as compared to the same period in 2022. This increase was primarily due to a $0.4 million increase in advertising costs. Advertising and marketing expense was $6.2 million for the nine months ended September 30, 2023, an increase of $0.3 million or 4% as compared to the same period in 2022.

Card rewards program expense was $8.4 million for the three months ended September 30, 2023, an increase of $0.2 million or 3% as compared to the same period in 2022. Card rewards program expense was $24.1 million for the nine months ended September 30, 2023, an increase of $1.8 million or 8% as compared to the same period in 2022. This increase was primarily due to a $1.8 million increase in credit card cash reward redemptions and a $1.1 million increase in interchange fees paid to our credit card partners, partially offset by a $1.2 million decrease in priority rewards card redemptions.

Other noninterest expense was $13.7 million for the three months ended September 30, 2023, a decrease of $0.2 million or 1% as compared to the same period in 2022. Other noninterest expense was $42.2 million for the nine months ended September 30, 2023, an increase of $0.2 million as compared to the same period in 2022.

Provision for Income Taxes

The provision for income taxes was $18.1 million (an effective tax rate of 23.76%) for the three months ended September 30, 2023, compared with a provision for income taxes of $23.1 million (an effective tax rate of 25.04%) for the same period in 2022. The provision for income taxes was $59.2 million (an effective tax rate of 24.00%) for the nine months ended September 30, 2023, compared with a provision for income taxes of $62.0 million (an effective tax rate of 25.00%) for the same period in 2022. The reduction in the effective tax rate was partially due to an increase in non-taxable BOLI income recognized during the three and nine months ended September 30, 2023.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and nine months ended September 30, 2023 and 2022. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income				Table 11
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Retail Banking	$48,463	$47,854	$127,063	$126,902
Commercial Banking	27,896	22,670	72,355	67,611
Treasury and Other	(18,138)	(1,506)	(11,937)	(8,416)
Total	$58,221	$69,018	$187,481	$186,097

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

Net income for the Retail Banking segment was $48.5 million for the three months ended September 30, 2023, an increase of $0.6 million or 1% as compared to the same period in 2022. The increase in net income for the Retail Banking segment was primarily due to a $2.0 million increase in net interest income and a $0.9 million decrease in the provision for income taxes, partially offset by a $1.6 million increase in the Provision and a $1.1 million increase in noninterest expense. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan spreads. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The Provision for the three months ended September 30, 2023, was primarily due to increases in the provision for our commercial and residential real estate lending portfolio segments. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, regulatory assessment and fees and other tax expense, partially offset by lower overall expenses that were allocated to the Retail Banking segment.

Net income for the Retail Banking segment was $127.1 million for the nine months ended September 30, 2023, an increase of $0.2 million as compared to the same period in 2022. The increase in net income for the Retail Banking segment was primarily due to a $13.8 million increase in net interest income, a $2.6 million increase in noninterest income and a $2.3 million decrease in the provision for income taxes. This was partially offset by a $10.9 million increase in noninterest expense and a Provision of $6.9 million for the nine months ended September 30, 2023, compared to a negative Provision of $0.7 million for the nine months ended September 30, 2022. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan spreads. The increase in noninterest income was primarily due to increases in trust and investment services income and net mortgage servicing rights income. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest expense was primarily due to increases in salaries and benefits expense, regulatory assessment and fees and occupancy expense, partially offset by lower overall expenses that were allocated to the Retail Banking segment. The Provision for the nine months ended September 30, 2023, was primarily due to increases in the provision for our commercial, residential real estate and consumer lending portfolio segments.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $27.9 million for the three months ended September 30, 2023, an increase of $5.2 million or 23% as compared to the same period in 2022. The increase in net income for the Commercial Banking segment was primarily due to a $6.3 million increase in net interest income and a $3.1 million decrease in noninterest expense, partially offset by a $2.3 million increase in the Provision, a $1.0 million decrease in noninterest income and a $0.9 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher loan spreads and average balances. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment, partially offset by an increase in salaries and benefits expense. The Provision for the three months ended September 30, 2023, was primarily due to an increase in the provision for our commercial lending portfolio segment. The decrease in noninterest income was primarily due to a decrease in credit and debit card fees, partially offset by an increase in volume-based incentives. The increase in the provision for income taxes was primarily due to the increase in pretax income.

Net income for the Commercial Banking segment was $72.4 million for the nine months ended September 30, 2023, an increase of $4.7 million or 7% as compared to the same period in 2022. The increase in net income for the Commercial Banking segment was primarily due to a $16.8 million increase in net interest income and a $1.7 million decrease in noninterest expense. This was partially offset by a Provision of $10.4 million for the nine months ended September 30, 2023, compared to a negative Provision of $0.7 million for the nine months ended September 30, 2022, in addition to a $3.1 million decrease in noninterest income. The increase in net interest income was primarily due to higher average loan balances and spreads, partially offset by a decrease in loan fees. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment, partially offset by increases in salaries and benefits expense, card rewards program expense, regulatory assessment and fees and contracted services and professional fees. The Provision for the nine months ended September 30, 2023, was primarily due to increases in the provision for our commercial and consumer lending portfolio segment. The decrease in noninterest income was primarily due to decreases in credit and debit card fees and customer-related interest rate swap fees.

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

Net loss for the Treasury and Other segment was $18.1 million for the three months ended September 30, 2023, an increase of $16.6 million as compared to the same period in 2022. The increase in net loss for the Treasury and Other segment was primarily due to a $13.9 million increase in net interest expense and an $8.1 million increase in noninterest expense. This was partially offset by a $4.9 million increase in the benefit for income taxes and a $0.9 million increase in noninterest income. The increase in net interest expense was primarily due to an increase in interest expense from public deposits and higher borrowing costs, partially offset by an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on interest-bearing deposits in other banks. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and an increase in equipment expense, partially offset by a decrease in occupancy expense. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The increase in noninterest income was primarily due to increases in BOLI income and market adjustments on mutual funds purchased, partially offset by an increase in net losses recognized in income related to derivative contracts.

Net loss for the Treasury and Other segment was $11.9 million for the nine months ended September 30, 2023, an increase of $3.5 million as compared to the same period in 2022. The increase in net loss was primarily due to a $23.1 million increase in noninterest expense, in addition to a Provision of $3.9 million for the nine months ended September 30, 2023, compared to a negative Provision of $0.2 million for the nine months ended September 30, 2022. This was partially offset by a $12.0 million increase in net interest income and an $11.6 million increase in noninterest income. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment, in addition to increases in equipment expense, salaries and benefits expense and regulatory assessment and fees. This was partially offset by decreases in contracted services and professional fees and occupancy expense. The Provision for the nine months ended September 30, 2023, was due to increases in the provision for unfunded commitments. The increase in net interest income was primarily due to an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on interest-bearing deposits in other banks and our investment securities portfolio, partially offset by an increase in interest expense from public deposits and higher borrowing costs. The increase in noninterest income was primarily due to increases in BOLI income and market adjustments on mutual funds purchased and income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, partially offset by an increase in net losses recognized in income related to derivative contracts.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the FRB. As of September 30, 2023 and December 31, 2022, cash and cash equivalents were $1.2 billion and $0.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.7 billion and $4.1 billion as of September 30, 2023, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $3.2 billion and $4.3 billion as of December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of September 30, 2023, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.3 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 8.1 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Our available-for-sale investment securities portfolio and our held-to-maturity investment securities portfolio could also be used to support borrowings through the Federal Reserve’s new Bank Term Funding Program (“BTFP”). Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. Although the Bank currently has no intention to borrow funds under the program, the BTFP is available and intended to provide depository institutions with liquidity so as to avoid selling securities at market values below cost. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of September 30, 2023, we have borrowing capacity of $2.8 billion from the FHLB and $3.8 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.3 billion and $20.2 billion as of September 30, 2023 and December 31, 2022, respectively, which represented 90% and 93% of our total deposits as of September 30, 2023 and December 31, 2022, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

In March 2023, to enhance liquidity as a precaution in light of recent volatility in the banking sector, the Bank took $500.0 million in FHLB advances.  For information with respect to the financial terms of such advances, see “ – Short-term Borrowings.” We also utilize short-term advances to help manage liquidity needs that may arise from time to time.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $62.2 million and $47.2 million as of September 30, 2023 and December 31, 2022, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.4 billion as of both September 30, 2023 and December 31, 2022. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2023, there was one residential mortgage loan repurchase totaling $0.2 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2023, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2023.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2023, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2023, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not reflected in the consolidated financial statements.

See “Note 12. Commitments and Contingent Liabilities” contained in our unaudited interim consolidated financial statements for more information on our financial instruments with off-balance sheet risk.

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of September 30, 2023 and December 31, 2022:

Investment Securities		Table 12
	September 30,	December 31,
(dollars in thousands)	2023	2022
U.S. Treasury and government agency debt securities	$114,159	$150,982
Government-sponsored enterprises debt securities	19,260	44,301
Mortgage-backed securities:
Residential - Government agency	52,362	59,723
Residential - Government-sponsored enterprises	1,005,782	1,160,455
Commercial - Government agency	211,897	237,853
Commercial - Government-sponsored enterprises	84,920	119,573
Commercial - Non-agency	21,602	21,471
Collateralized mortgage obligations:
Government agency	565,852	653,322
Government-sponsored enterprises	400,748	462,132
Collateralized loan obligations	246,122	241,321
Total available-for-sale securities	$2,722,704	$3,151,133

Government agency debt securities	$53,105	$54,318
Mortgage-backed securities:
Residential - Government agency	44,379	46,302
Residential - Government-sponsored enterprises	100,905	106,534
Commercial - Government agency	30,733	30,544
Commercial - Government-sponsored enterprises	1,132,818	1,150,449
Collateralized mortgage obligations:
Government agency	1,010,551	1,080,492
Government-sponsored enterprises	1,677,519	1,798,178
Debt securities issued by states and political subdivisions	54,104	53,822
Total held-to-maturity securities	$4,104,114	$4,320,639

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of September 30, 2023:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of September 30, 2023
Available-for-sale securities
U.S. Treasury and government agency debt securities	$19.9	1.53%	$40.6	1.97%	$65.7	1.03%	$—	—%	$126.2	1.41%	$114.2
Government-sponsored enterprises debt securities	—	—	20.0	3.33	—	—	—	—	20.0	3.33	19.3
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	61.8	2.33	—	—	61.8	2.33	52.4
Residential - Government-sponsored enterprises(2)	—	—	1,125.8	1.64	59.5	1.73	—	—	1,185.3	1.64	1,005.8
Commercial - Government agency(2)	4.2	3.18	235.2	1.88	33.0	1.76	—	—	272.4	1.89	211.9
Commercial - Government-sponsored enterprises(2)	28.3	2.92	65.7	1.33	—	—	—	—	94.0	1.81	84.9
Commercial - Non-agency	—	—	—	—	—	—	22.0	5.88	22.0	5.88	21.6
Collateralized mortgage obligations(2):
Government agency	6.1	1.87	242.0	2.07	413.1	1.79	—	—	661.2	1.89	565.8
Government-sponsored enterprises	4.8	1.67	286.2	1.30	188.2	1.92	—	—	479.2	1.55	400.7
Collateralized loan obligations	—	—	—	—	107.0	6.24	142.9	6.26	249.9	6.25	246.1
Total available-for-sale securities as of September 30, 2023	$63.3	2.31%	$2,015.5	1.68%	$928.3	2.30%	$164.9	6.21%	$3,172.0	2.11%	$2,722.7
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$53.1	1.57%	$53.1	1.57%	$45.2
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	—	—	44.4	2.16	44.4	2.16	36.3
Residential - Government-sponsored enterprises	—	—	—	—	25.4	1.76	75.5	1.54	100.9	1.60	82.7
Commercial - Government agency	—	—	6.3	1.63	24.4	2.01	—	—	30.7	1.93	22.0
Commercial - Government-sponsored enterprises	—	—	128.9	1.91	540.5	1.73	463.4	2.33	1,132.8	1.99	938.5
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	885.6	1.40	125.0	1.36	1,010.6	1.39	857.3
Government-sponsored enterprises	—	—	201.5	1.60	1,284.0	1.50	192.0	1.40	1,677.5	1.50	1,406.3
Debt securities issued by state and political subdivisions	—	—	—	—	10.3	2.08	43.8	2.32	54.1	2.27	44.7
Total held-to-maturity securities as of September 30, 2023	$—	—%	$336.7	1.72%	$2,770.2	1.52%	$997.2	1.92%	$4,104.1	1.63%	$3,433.0
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.8 billion as of September 30, 2023, a decrease of $645.0 million or 9% compared to December 31, 2022. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the year ended December 31, 2022, we reclassified at fair value $4.6 billion in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the three and nine months ended September 30, 2023.

As of September 30, 2023, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.7 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.7 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $246.1 million in collateralized loan obligations, $186.5 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $54.1 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.2 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. Gross unrealized losses in our investment securities portfolio were $1.1 billion and $904.3 million as of September 30, 2023 and December 31, 2022, respectively. The increase in unrealized loss was primarily due to higher market interest rates as of September 30, 2023, relative to December 31, 2022, resulting in a lower valuation. Additionally, the increase in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2023, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of September 30, 2023, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of September 30, 2023 and December 31, 2022, we held $30.1 million and $10.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of September 30, 2023 and December 31, 2022:

Loans and Leases		Table 14
	September 30,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$2,091,379	$2,217,604
Paycheck Protection Program loans	10,063	18,293
Total commercial and industrial	2,101,442	2,235,897
Commercial real estate	4,387,751	4,132,309
Construction	885,112	844,643
Residential:
Residential mortgage	4,303,924	4,302,788
Home equity line	1,167,388	1,055,351
Total residential	5,471,312	5,358,139
Consumer	1,154,203	1,222,934
Lease financing	332,515	298,090
Total loans and leases	$14,332,335	$14,092,012

Total loans and leases were $14.3 billion as of September 30, 2023, an increase of $240.3 million or 2% from December 31, 2022. The increase in total loans and leases was primarily due to increases in commercial real estate loans, construction loans, residential real estate loans and lease financing, partially offset by decreases in commercial and industrial loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.1 billion as of September 30, 2023, a decrease of $134.5 million or 6% from December 31, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.4 billion as of September 30, 2023, an increase of $255.4 million or 6% from December 31, 2022. This increase was primarily due to $280.0 million in completed construction loans that were converted to commercial real estate loans during the nine months ended September 30, 2023.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is converted to the commercial real estate or residential real estate classes of loans. Construction loans were $885.1 million as of September 30, 2023, an increase of $40.5 million or 5% from December 31, 2022. The increase in construction loans was primarily due to draws on existing lines, partially offset by the completion of $280.0 million in construction loans mentioned above during the nine months ended September 30, 2023.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including HELOC. Since our transition from LIBOR, which commenced in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months, after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year, after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.5 billion as of September 30, 2023, an increase of $113.2 million or 2% from December 31, 2022.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.2 billion as of September 30, 2023, a decrease of $68.7 million or 6% from December 31, 2022.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $332.5 million as of September 30, 2023, an increase of $34.4 million or 12% from December 31, 2022. The increase was primarily due to the closing of several large lease transactions during the nine months ended September 30, 2023.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to SOFR, Prime and BSBY, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of September 30, 2023 by rate type:

Loans and Leases by Rate Type										Table 15
	September 30, 2023
	Adjustable Rate
								Hybrid	Fixed
(dollars in thousands)	Treasury	LIBOR	BSBY	Prime	SOFR (1)	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$—	$444,419	$292,110	$911,774	$75,529	$1,723,832	$27,289	$350,321	$2,101,442
Commercial real estate	—	—	99,124	453,576	2,468,617	868,730	3,890,047	137,885	359,819	4,387,751
Construction	10	—	43,789	110,722	554,001	14,762	723,284	5,206	156,622	885,112
Residential:
Residential mortgage	8,038	91,928	—	16,564	141,284	70,354	328,168	542,185	3,433,571	4,303,924
Home equity line	92	—	—	843	—	—	935	908,302	258,151	1,167,388
Total residential	8,130	91,928	—	17,407	141,284	70,354	329,103	1,450,487	3,691,722	5,471,312
Consumer	1,062	—	4,693	331,859	—	1,141	338,755	1,234	814,214	1,154,203
Lease financing	—	—	—	—	—	—	—	—	332,515	332,515
Total loans and leases	$9,202	$91,928	$592,025	$1,205,674	$4,075,676	$1,030,516	$7,005,021	$1,622,101	$5,705,213	$14,332,335

% by rate type at September 30, 2023	1%	1%	4%	8%	28%	7%	49%	11%	40%	100%

(1)Includes $3.3 billion in CME Term SOFR loans.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2023 and December 31, 2022:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$869,942	$1,113,838	$91,360	$26,302	$2,101,442
Commercial real estate	2,399,519	1,618,248	369,984	—	4,387,751
Construction	417,885	436,983	30,244	—	885,112
Residential:
Residential mortgage	4,156,758	429	146,737	—	4,303,924
Home equity line	1,125,076	285	42,027	—	1,167,388
Total residential	5,281,834	714	188,764	—	5,471,312
Consumer	800,347	44,619	306,787	2,450	1,154,203
Lease financing	123,946	192,342	16,227	—	332,515
Total Loans and Leases	$9,893,473	$3,406,744	$1,003,366	$28,752	$14,332,335
Percentage of Total Loans and Leases	69%	24%	6%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$917,232	$1,192,766	$98,601	$27,298	$2,235,897
Commercial real estate	2,306,075	1,435,512	390,722	—	4,132,309
Construction	361,899	475,744	7,000	—	844,643
Residential:
Residential mortgage	4,152,272	452	150,064	—	4,302,788
Home equity line	1,020,538	—	34,813	—	1,055,351
Total residential	5,172,810	452	184,877	—	5,358,139
Consumer	877,550	41,647	300,324	3,413	1,222,934
Lease financing	90,755	193,423	13,912	—	298,090
Total Loans and Leases	$9,726,321	$3,339,544	$995,436	$30,711	$14,092,012
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of September 30, 2023:

Maturities for Loan and Lease Portfolio(1)					Table 18
	September 30, 2023
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$791,370	$991,779	$243,701	$74,592	$2,101,442
Commercial real estate	759,866	2,155,760	1,444,932	27,193	4,387,751
Construction	279,165	473,644	93,714	38,589	885,112
Residential:
Residential mortgage	12,684	41,044	465,560	3,784,636	4,303,924
Home equity line	16,203	105,616	162,886	882,683	1,167,388
Total residential	28,887	146,660	628,446	4,667,319	5,471,312
Consumer	190,794	753,843	209,261	305	1,154,203
Lease financing	16,074	149,990	142,420	24,031	332,515
Total Loans and Leases	$2,066,156	$4,671,676	$2,762,474	$4,832,029	$14,332,335

Total of loans and leases with:
Adjustable interest rates	$1,812,427	$3,403,776	$1,524,185	$264,633	$7,005,021
Hybrid interest rates	41,485	179,007	149,529	1,252,080	1,622,101
Fixed interest rates	212,244	1,088,893	1,088,760	3,315,316	5,705,213
Total Loans and Leases	$2,066,156	$4,671,676	$2,762,474	$4,832,029	$14,332,335
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2023 and December 31, 2022:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2023	2022
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$988	$1,215
Commercial real estate	—	727
Total Commercial Loans	988	1,942
Residential Loans:
Residential mortgage	7,435	6,166
Home equity line	6,200	3,797
Total Residential Loans	13,635	9,963
Total Non-Accrual Loans and Leases	14,623	11,905
Other Real Estate Owned ("OREO")	—	91
Total Non-Performing Assets	$14,623	$11,996

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$289	$291
Commercial real estate	170	—
Total Commercial Loans	459	291
Residential mortgage	1,430	58
Consumer	1,681	2,885
Total Accruing Loans and Leases Past Due 90 Days or More	$3,570	$3,234

Total Loans and Leases	$14,332,335	$14,092,012

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.10%	0.09%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.13%	0.11%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2023 and 2022:

Non-Performing Assets		Table 20
	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Balance at beginning of period	$11,996	$7,257
Additions	8,025	4,050
Reductions
Payments	(2,745)	(1,467)
Return to accrual status	(2,289)	(760)
Sales of other real estate owned	(91)	(175)
Charge-offs/write-downs	(273)	(483)
Total Reductions	(5,398)	(2,885)
Balance at end of period	$14,623	$8,422

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

Total NPAs were $14.6 million as of September 30, 2023, an increase of $2.6 million or 22% from December 31, 2022. The ratio of our NPAs to total loans and leases and OREO was 0.10% and 0.09% as of September 30, 2023 and December 31, 2022, respectively. The increase in NPAs during the nine months ended September 30, 2023, was primarily due to increases in home equity line non-accrual loans of $2.4 million and residential mortgage non-accrual loans of $1.3 million, partially offset by decreases in commercial real estate non-accrual loans of $0.7 million and commercial and industrial non-accrual loans of $0.2 million.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2023, residential mortgage non-accrual loans were $7.4 million, an increase of $1.3 million or 21% from December 31, 2022. This increase was due to additions of $2.8 million, partially offset by payments of $1.0 million and returns to accrual status of $0.5 million. As of September 30, 2023, our residential mortgage non-accrual loans were comprised of 35 loans with a weighted average current LTV ratio of 36%.

As of September 30, 2023, home equity line non-accrual loans were $6.2 million, an increase of $2.4 million or 63% from December 31, 2022. This increase was due to additions in home equity line non-accrual loans totaling $5.2 million, partially offset by returns to accrual status of $1.7 million, payments of $0.8 million and charge-offs of $0.3 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of September 30, 2023. OREO was $0.1 million as of December 31, 2022, which comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.6 million as of September 30, 2023, an increase of $0.3 million or 10% from December 31, 2022. This increase was primarily due to increases in residential mortgage loans of $1.4 million and commercial real estate loans of $0.2 million, partially offset by a decrease in consumer loans of $1.2 million, that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$184,780	$177,900	$177,735	$187,584
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(784)	(328)	(2,572)	(1,277)
Commercial real estate	—	(750)	—	(750)
Total Commercial Loans	(784)	(1,078)	(2,572)	(2,027)
Residential Loans:
Residential mortgage	—	(1)	(122)	(1)
Home equity line	—	—	(272)	(1,163)
Total Residential Loans	—	(1)	(394)	(1,164)
Consumer	(3,665)	(3,986)	(12,963)	(11,754)
Total Loans and Leases Charged-Off	(4,449)	(5,065)	(15,929)	(14,945)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	2,637	240	3,175	594
Commercial real estate	—	—	—	14
Lease financing	—	—	—	60
Total Commercial Loans	2,637	240	3,175	668
Residential Loans:
Residential mortgage	53	37	110	245
Home equity line	303	356	539	575
Total Residential Loans	356	393	649	820
Consumer	1,746	1,653	5,640	5,741
Total Recoveries on Loans and Leases Previously Charged-Off	4,739	2,286	9,464	7,229
Net Loans and Leases Recovered (Charged-Off)	290	(2,779)	(6,465)	(7,716)
Provision for Credit Losses	7,500	3,183	21,300	(1,564)
Balance at End of Period	$192,570	$178,304	$192,570	$178,304
Components:
Allowance for Credit Losses	$154,795	$148,163	$154,795	$148,163
Reserve for Unfunded Commitments	37,775	30,141	37,775	30,141
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$192,570	$178,304	$192,570	$178,304
Average Loans and Leases Outstanding	$14,349,402	$13,491,428	$14,238,309	$13,125,660
Ratio of Net Loans and Leases (Recovered) Charged-Off to Average Loans and Leases Outstanding(1)	(0.01)%	0.08%	0.06%	0.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.08%	1.08%	1.08%	1.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	10.59x	17.89x	10.59x	17.89x
(1)	Annualized for the three and nine months ended September 30, 2023 and 2022.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2023 and December 31, 2022:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	September 30, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$13,700	0.65%	14.66%
Commercial real estate	43,798	1.00	30.61
Construction	10,204	1.15	6.18
Lease financing	1,710	0.51	2.32
Total commercial	69,412	0.90	53.77
Residential mortgage	36,999	0.86	30.03
Home equity line	11,427	0.98	8.15
Total residential	48,426	0.89	38.18
Consumer	36,957	3.20	8.05
Total	$154,795	1.08%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,564	0.65%	15.87%
Commercial real estate	43,810	1.06	29.31
Construction	5,843	0.69	5.99
Lease financing	1,551	0.52	2.13
Total commercial	65,768	0.88	53.30
Residential mortgage	35,175	0.82	30.53
Home equity line	8,296	0.79	7.49
Total residential	43,471	0.81	38.02
Consumer	34,661	2.83	8.68
Total	$143,900	1.02%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and nine months ended September 30, 2023 and 2022:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial and industrial	(0.35)%	0.02%	(0.04)%	0.05%
Commercial real estate	—	0.07	—	0.03
Construction	—	—	—	—
Lease financing	—	—	—	(0.03)
Total commercial	(0.10)	0.05	(0.01)	0.03
Residential mortgage	—	—	—	(0.01)
Home equity line	(0.10)	(0.14)	(0.03)	0.08
Total residential	(0.03)	(0.03)	(0.01)	0.01
Consumer	0.65	0.76	0.82	0.66
Total loans and leases	(0.01)%	0.08%	0.06%	0.08%
(1)	Annualized for the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023, the ACL was $154.8 million or 1.08% of total loans and leases outstanding, compared with an ACL of $143.9 million or 1.02% of total loans and leases outstanding as of December 31, 2022. The reserve for unfunded commitments was $37.8 million as of September 30, 2023, compared to $33.8 million as of December 31, 2022.

Net recoveries of loans and leases were $0.3 million or 0.01% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2023, compared to net charge-offs of $2.8 million or 0.08% for the three months ended September 30, 2022. Net recoveries in our commercial lending portfolio were $1.9 million for the three months ended September 30, 2023, compared to net charge-offs of $0.8 million for the three months ended September 30, 2022. Net recoveries in our residential lending portfolio were $0.4 million for both the three months ended September 30, 2023 and 2022, respectively. Net charge-offs in our consumer lending portfolio were $1.9 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $6.5 million or 0.06% of total average loans and leases on an annualized basis, for the nine months ended September 30, 2023, compared to $7.7 million or 0.08% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2022. Net recoveries in our commercial lending portfolio were $0.6 million for the nine months ended September 30, 2023, compared to net charge-offs of $1.4 million for the nine months ended September 30, 2022. Net recoveries in our residential lending portfolio were $0.3 million for the nine months ended September 30, 2023, compared to net charge-offs of $0.3 million for the nine months ended September 30, 2022. Net charge-offs in our consumer lending portfolio were $7.3 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of September 30, 2023 and December 31, 2022. Furthermore, as of September 30, 2023, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both September 30, 2023 and December 31, 2022. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and nine months ended September 30, 2023. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $853.6 million as of September 30, 2023, an increase of $56.6 million or 7% from December 31, 2022. The increase in other assets was primarily due to increases of $25.7 million in municipal advances, $24.6 million in current tax receivables and deferred tax assets, $20.0 million in FHLB stock and $7.3 million in LIHTC investments. This was partially offset by decreases of $11.9 million in prepaid assets and $8.1 million in mutual funds.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2023 and December 31, 2022:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2023	2022
U.S.:
Demand	$6,931,032	$7,978,046
Savings	5,599,787	5,957,368
Money Market	3,668,328	3,714,244
Time	3,398,957	2,265,163
Foreign(1):
Demand	967,964	886,600
Savings	428,521	425,542
Money Market	254,726	251,179
Time	262,174	210,887
Total Deposits(2)	$21,511,489	$21,689,029
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $2.4 billion as of September 30, 2023, an increase of $454.7 million or 24% compared to December 31, 2022.

Total deposits were $21.5 billion as of September 30, 2023, a decrease of $177.5 million or 1% from December 31, 2022. The decrease in deposit balances stemmed primarily from a $960.5 million decrease in non-public demand deposit balances, a $276.1 million decrease in non-public savings deposit balances, a $78.5 million decrease in public savings deposit balances and a $50.3 million decrease in non-public money market deposit balances. These decreases were partially offset by a $530.5 million increase in public time deposit balances and a $654.6 million increase in non-public time deposit balances.

As of September 30, 2023 and December 31, 2022, the amount of deposits that exceeded FDIC insurance limits were estimated to be $11.1 billion, or 52% of total deposits, and $11.1 billion, or 51% of total deposits, respectively. At September 30, 2023 and December 31, 2022, the Company had $2.4 billion and $1.9 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of September 30, 2023 and December 31, 2022, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $8.8 billion, or 41% of total deposits, and $9.2 billion, or 42% of total deposits, respectively. As of September 30, 2023 and December 31, 2022, deposit accounts above $250,000 were estimated to be $12.9 billion and $13.3 billion, respectively. As of September 30, 2023 and December 31, 2022, deposit balances over $250,000 in corporate operating accounts were estimated to be $2.3 billion and $2.9 billion, respectively.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of September 30, 2023:

Uninsured Time Deposits	Table 26
(dollars in thousands)	September 30, 2023
Three months or less	$1,096,732
Over three through six months	538,783
Over six through twelve months	504,250
Over twelve months	85,632
Total(1)	$2,225,397
(1)	Includes $1.4 billion in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of September 30, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023.

As of September 30, 2023 and December 31, 2022, the Company had a remaining line of credit of $2.8 billion and $2.5 billion available from the FHLB, respectively. The FHLB fixed-rate advances and remaining borrowing capacity were secured by commercial real estate and residential real estate loan collateral as of September 30, 2023. The FHLB borrowing capacity was secured by residential real estate loan collateral as of December 31, 2022.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $93.2 million as of September 30, 2023, a nominal decrease from December 31, 2022. This decrease was primarily due to payments of $6.2 million, offset by net periodic benefit costs for the nine months ended September 30, 2023 of $5.6 million.

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

As of September 30, 2023, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since September 30, 2023 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 12.21% as of September 30, 2023, an increase of 39 basis points from December 31, 2022. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2023, partially offset by the dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets driven by an increase in loans and leases.

Regulatory Capital		Table 27
	September 30,	December 31,
(dollars in thousands)	2023	2022
Stockholders' Equity	$2,351,009	$2,269,005
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(648,731)	(639,254)
Common Equity Tier 1 Capital and Tier 1 Capital	$2,004,248	$1,912,767
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	192,570	177,735
Total Capital	$2,196,818	$2,090,502
Risk-Weighted Assets	$16,415,387	$16,182,743

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.21%	11.82%
Tier 1 Capital Ratio	12.21%	11.82%
Total Capital Ratio	13.38%	12.92%
Tier 1 Leverage Ratio	8.45%	8.11%

Total stockholders’ equity was $2.4 billion as of September 30, 2023, an increase of $82.0 million or 4% from December 31, 2022. The increase in stockholders’ equity was primarily due to earnings for the period of $187.5 million, partially offset by dividends declared and paid to the Company’s stockholders of $99.5 million and net unrealized losses in our investment securities portfolio, net of tax, of $10.7 million during the nine months ended September 30, 2023.

In January 2023, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2023. The Company has not repurchased any common stock outstanding under this stock repurchase program during the nine months ended September 30, 2023 and, as a result, $40.0 million remained of the $40.0 million total repurchase amount authorized under the stock repurchase program for 2023 as of September 30, 2023. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on December 1, 2023 to shareholders of record at the close of business on November 20, 2023.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2023, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $396,000 at September 30, 2023. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the twelve months subsequent to September 30, 2023 and December 31, 2022, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2023 and December 31, 2022 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	September 30, 2023	December 31, 2022
Gradual Change in Interest Rates (basis points)
+100	2.4%	3.2%
+50	1.2	1.6
(50)	(1.3)	(1.7)
(100)	(2.6)	(3.4)

Immediate Change in Interest Rates (basis points)
+100	4.3%	5.8%
+50	2.1	2.9
(50)	(2.4)	(3.1)
(100)	(4.8)	(6.3)

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

Under the static balance sheet forecast as of September 30, 2023, our net interest income sensitivity profile is slightly lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2022. The sensitivity outcome described above is primarily due to the impact of accelerated deposit repricing as compared with December 31, 2022.

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

In addition, our business relied upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. According to the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, U.S. Dollar LIBOR settings have ceased to be provided or ceased to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. We transitioned our financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021, to alternative reference rates (collectively, “Alternative Rates”), with limited exceptions. As such, effective December 31, 2021, we have ceased the use of U.S Dollar LIBOR as a reference rate on all new contracts and continue to increase the usage of Alternative Rates such as the Secured Overnight Financing Rate (“SOFR”). A working group of key stakeholders from throughout the Company has been working to spearhead the transition from LIBOR to Alternative Rates. There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

Our LIBOR transition plan included work to ensure that our technology systems are prepared for the transition, our loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. We have implemented certain Prime Rate, SOFR and BSBY conventions as we transitioned our products and transaction agreements to reference rates other than LIBOR. Commercial loans and investment securities have fully transitioned to SOFR rates. Residential mortgages with adjustable rates are in transition to SOFR and expected to fully transition off LIBOR during the fourth quarter of 2024 as resets occur six months prior to the effective date for terms up to 12 months. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 15 in the section titled “Loans and Leases” in this MD&A.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Date: November 6, 2023		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer