Form 10-K
period 2023-12-31
FIRST HAWAIIAN, INC.
filed 2024-02-28
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $2.3 billion, based on the closing sale price of $18.01 as reported on the NASDAQ Global Select Market.

As of February 9, 2024, there were 127,622,503 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Hawaiian, Inc. Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed within 120 days of First Hawaiian, Inc.’s fiscal year ended December 31, 2023.

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

FHI is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. As of December 31, 2023, FHB is the largest full-service bank headquartered in Hawaii as measured by assets, loans, deposits and net income. As of December 31, 2023, we had $24.9 billion of assets, $14.4 billion of gross loans and leases, $21.3 billion of deposits and $2.5 billion of stockholders’ equity. We generated $235.0 million of net income or diluted earnings per share of $1.84 per share for the year ended December 31, 2023.

Through the Bank, we operate a network of 50 branches in Hawaii (45 branches), Guam (3 branches) and Saipan (2 branches). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

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

Human Capital Resources

As of December 31, 2023, we had over 2,000 employees, which included full time employees, part time employees and temporary employees, primarily located in our key markets of Hawaii, Guam and Saipan. As of December 31, 2023, the average tenure of employees at our Company is 11.5 years.

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

Training and Development

Learning and development are foundational to our purpose as an institution. We invest in attracting, developing and retaining the best talent. Our innovative talent development and employee learning courses are woven into our strategy and corporate culture. As of the date of this report, we offer 12 leadership development programs in total and over 20,000 professional development courses for employees through an Online Learning Center.

Diversity and Inclusion

We believe that employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting a workforce that we believe is reflective of our customers and communities, we believe that we may better understand the financial needs of our customers and provide them with relevant financial service products.

Our commitment to diversity and inclusion starts at the top with a diverse board. As of the date of this report, the FHI Board of Directors includes three women, representing 33% of directors, and six ethnically diverse individuals, representing 67% of directors. As of December 31, 2023, 63% of our employees were women, 54% of all management positions were held by women, and 86% of our workforce were ethnically diverse.

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

Competition

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks, such as financial technology firms, to offer products and services traditionally provided by banks, such as automatic transfers and automatic payment systems, without the need of physical branches. In addition, the Company’s ability to continue to compete effectively also depends on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

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

In February 2019, BNPP fully exited its ownership position in FHI common stock.

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

On July 27, 2023, the federal banking regulators proposed revisions to the Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to FHI or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

As of December 31, 2023, the Bank met all capital ratio requirements to be well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 12.30%, total capital ratio of 13.48% and Tier 1 leverage ratio of 8.57%, in each case calculated under the Capital Rules.

The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as FHI, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company meets all capital ratio requirements to be well-capitalized under the Federal Reserve’s regulations, and, although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized. As of December 31, 2023, the Company’s CET1 capital ratio and Tier 1 capital ratio were each 12.39%, its total capital ratio was 13.57%, and its Tier 1 leverage ratio was 8.64%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

On October 18, 2022, the FDIC adopted a final rule that increased initial base deposit insurance assessment rates by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the reserve ratio of FDIC’s Deposit Insurance Fund (the “DIF”) to meet or exceed the statutory minimum of 1.35 percent within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.

On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the deposit insurance fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The Company expects the special assessments to be tax deductible. The total of the assessments for the Bank is estimated at $16.3 million, and such amount was recorded as an expense in the quarter of adoption (the quarter ending December 31, 2023).

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

On October 19, 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks that hold between $850 million and $50 billion in total assets, compliance with the proposed rule’s requirements would be required approximately two and a half years after adoption of the final rule.

In October 2023, the Federal Reserve proposed amendments to its rules on interchange fees. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as FHB, for processing electronic payment transactions. The current interchange fee limitations establish a maximum possible fee for many types of debit interchange transactions that is equal to no more than 21 cents per transaction plus five basis points multiplied by the value of the transaction. The proposed changes would establish a maximum permissible interchange fee of no more than 14.4 cents per transaction plus four basis points multiplied by the value of the transaction. The current rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. Under the proposed changes, the fraud prevention adjustment would be increased to 1.3 cents per transaction. The proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers.

On January 17, 2024, the CFPB proposed significant reforms to the regulatory framework governing overdraft practices applicable to banks such as FHB that have more than $10 billion in assets. The proposed rule would modify or eliminate several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices.  The proposal would also generally require banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements. These changes to the regulatory framework could result in the Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees.

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

In October 2023, the OCC, the Federal Reserve and the FDIC jointly issued a final rule to modernize the federal bank regulators’ regulations implementing the CRA. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. NASDAQ’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.1.

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, on March 21, 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including the Company, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

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

Market Risks

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.
•	A sustained period of high inflation could pose a risk to the economy and the financial performance of the Bank.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.
•	Our business is subject to risk arising from conditions in the commercial real estate market.
•	Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.
•	Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•	The value of the investment securities we own may decline in the future.

Credit Risks

•	Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.
•	We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Liquidity Risks

•	Loss of deposits could increase our funding costs.
•	Our liquidity is dependent on dividends from First Hawaiian Bank.

Operational Risks

•	Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•	We may not be able to attract and retain key personnel and other skilled employees.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•	The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.
•	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•	The development and use of AI present risks and challenges that may adversely impact our business.
•	Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.
•	We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•	Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•	We are subject to a variety of risks in connection with any sale of loans we may conduct.
•	Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
•	We depend on the accuracy and completeness of information about customers and counterparties.
•	Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.
•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Strategic Risks

•	Geographic concentration in our existing markets may unfavorably impact our operations.
•	We operate in a highly competitive industry and market area.
•	New lines of business, products, product enhancements or services may subject us to additional risks.
•	We have dealer-centric automotive finance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
•	We continually encounter technological change.

Legal, Regulatory and Compliance Risks

•	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
•	Fee revenues from overdraft protection programs constitute a portion of our noninterest income and may be subject to increased supervisory scrutiny.
•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.
•	We may not pay dividends on our common stock in the future.
•	Rulemaking changes implemented by the CFPB have in the past resulted and may in the future result in higher regulatory and compliance costs that may adversely affect our results of operations.
•	Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
•	Increases in FDIC insurance premiums may adversely affect our earnings.
•	Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
•	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•	Differences in regulation can affect our ability to compete effectively.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•	We may be subject to litigation risk pertaining to our fiduciary responsibilities.

Other Risks Affecting Our Business

•	Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.
•	Climate change could have a material negative impact on us and our customers.
•	We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

Risks Related to Our Common Stock

•	Our stock price may be volatile, and you could lose part or all of your investment as a result.
•	Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.
•	Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Market Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service-based industries. In addition, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. Declines in the economic conditions in these markets, tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, increases in levels of underemployment, increases in energy costs, and other inflationary conditions, high interest rates, the availability of affordable air transportation, supply chain disruptions, pandemics or other widespread health emergency (or concerns over the possibility of such an emergency), real or threatened acts of war or terrorism, adverse weather, natural disasters and local or national budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 54% of our total loan and lease portfolio as of December 31, 2023, and we generally make loans to small to mid-sized businesses whose financial performance depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and consequently, adversely affect our financial condition and performance.

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

In addition, federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

A sustained period of high inflation could pose a risk to the economy and the financial performance of the Bank.

In recent periods, the increase in inflationary conditions accelerated due to, among other factors, global supply chain disruptions, changes in the labor market and geopolitical tensions. Higher commodity prices, labor shortages and supply chain disruptions, including those resulting from Russia’s ongoing invasion of Ukraine and the conflict in the Middle East, are also contributing to higher inflation levels, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers. A sustained period of inflation could impact the Bank in many ways.  Higher cost could reduce our profit margins. Aggressive action by monetary authorities to combat inflation could lead to higher rates which could negatively affect economic growth. Higher rates could make less creditworthy customers less able to meet their payment obligations. Higher rates could also lead to reduced valuations on long duration financial assets and real estate and impact the value of collateral pledged for loans. Finally, higher rates could result in deposit outflows or higher deposit costs.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2023, our real estate loans represented approximately $10.7 billion, or 75% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans, including home equity loans (representing 38% of our total loan and lease portfolio) and commercial and construction loans (representing 37% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, earthquakes and tsunamis, like the May 2023 super typhoon that struck Guam and August 2023 Maui wildfires. Finally, declines in real property values in the areas in which we operate, particularly Hawaii, whether as a result of these or other factors, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Additionally, such declines in real property values could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risk arising from conditions in the commercial real estate market.

As of December 31, 2023, our commercial real estate loans represented approximately $4.3 billion or 30% of our total loan and lease portfolio. Commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic and a reduced demand for office space driven by the implications of hybrid work arrangements. Accordingly, federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 39% of our outstanding dealer flooring commitments as of December 31, 2023. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates have in the past negatively impacted and may in the future negatively impact our banking business and demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System (the “FOMC”).

Interest rates in the United States fell dramatically during the first quarter of 2020 and remained low through 2021, which adversely affected our net interest income. The Federal Reserve raised benchmark interest rates throughout 2022 and 2023 and may continue to raise interest rates, or maintain them at elevated levels by recent historical standards,  in response to economic conditions, particularly inflationary pressures.  When interest rates are increasing, we can generally be expected to earn higher net interest income. However, higher interest rates can also lead to fewer originations of loans, less liquidity in the financial markets, and higher funding costs, each of which could adversely affect our revenues, liquidity and capital levels. Higher interest rates can also negatively affect the payment performance on loans that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing us to incur losses and increased operational costs related to servicing a higher volume of delinquent loans.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Changes in interest rates also have a significant impact on (i) the carrying value of certain assets, including loans, real estate and investment securities, on our balance sheet, and may result in material differences between the values of our assets and liabilities, and (ii) the level of loan refinancing activity in our portfolio, which impacts the amount of prepayment penalty income we receive on loans we hold. In addition, we may incur debt in the future, and that debt may also be sensitive to interest rates.

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

As of December 31, 2023, we had $7.6 billion of noninterest-bearing demand deposits and $13.7 billion of interest-bearing deposits. If market conditions were to change, including as a result of monetary policy or the competitive environment, in a manner that caused us to offer higher interest rates on core deposit accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these deposits, our deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

The value of the investment securities we own may decline in the future.

As of December 31, 2023, we owned investment securities with a carrying value of $6.3 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available-for-sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to recognize losses in future periods, which could adversely affect our business, results of operations or financial condition. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Credit Risks

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

A number of our products expose us to credit risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions or regulatory responses, including additional special assessments under the FDIA, which in turn could adversely affect us.

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

We maintain an allowance for credit losses (“ACL”), which is a reserve established through a provision for credit losses (the “Provision”) charged to expense representing management’s best estimate of lifetime expected credit losses within our existing portfolio of loans and leases. The level of the ACL reflects management’s continuing evaluation of specific credit risks, the quality of the loan and lease portfolio, the value of the underlying collateral, the level of non-accruing loans and leases, the unidentified losses inherent in the current loan and lease portfolio, and economic, political and regulatory conditions.

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

Although our management has established an ACL it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing ACL might occur. Losses in excess of the existing ACL will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our ACL was adequate as of December 31, 2023, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2023, we had $21.3 billion in deposits. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations. For example, we could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding the financial services industry generally, a subset of financial institutions, or the Company specifically. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. Further, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly. Any such withdrawals could result in higher funding costs for us as we lose a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect our liquidity, financial condition, and results of operations.

Our liquidity is dependent on dividends from First Hawaiian Bank.

We are a legal entity separate and distinct from our banking and other subsidiaries. Dividends from the Bank provide virtually all of our cash flow, including cash flow to pay dividends on our common stock and principal and interest on any debt we may incur. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. For example, we are subject to regulatory capital requirements which may limit the Bank’s ability to pay dividends to us, and Hawaii law only permits our bank to pay dividends out of retained earnings as defined under Hawaii banking law, which differs from retained earnings calculated under GAAP. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, liquidity or results of operations.

Operational Risks

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

As the parent company of Hawaii’s oldest and largest bank, we rely in part on our bank’s reputation for superior financial services to retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this Form 10-K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations, any litigation that may arise from any failure or perceived failure on our part to comply with legal and regulatory requirements and ESG matters, including climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “First Hawaiian Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure, loss or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. In recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potentially fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. We are regularly the target of attempted electronic fraudulent activity, security breaches and cybersecurity-related attacks. Consistent with industry trends, we may face an increasing number of attempted cyberattacks as we expand our mobile and other internet-based products and services, and we provide more of these services to a greater number of individual customers. The increased use of mobile and cloud technologies can heighten these and other operational risks. Further, the use of artificial intelligence (“AI”) by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely.

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

The development and use of AI present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or exchange, which could pose a threat to financial stability.

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

Financial services institutions may be interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. For example, we could be subject to sudden withdrawals of deposits. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks (“FHLB”), any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2023, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation or AI, could significantly affect the competition for financial services. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We continue to face increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

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

We expect that our business will remain subject to extensive regulation and supervision and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the United States presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the financial services industry). In particular, we anticipate increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to recent negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

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

Fee revenues from overdraft protection programs constitute a portion of our noninterest income and may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to our customers are included in noninterest income. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. On January 17, 2024, the CFPB proposed a rule that would significantly reform the regulatory framework governing overdraft practices applicable to banks such as FHB that have more than $10 billion in assets. If adopted as proposed, the proposed rule would likely result in decreased revenue from overdraft transaction fees for FHB. See “Item 1. Business — Supervision and Regulation — Consumer Financial Protection” herein for more information about this proposed rule. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.” In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.

In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.

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

Other Risks Affecting Our Business.

Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics or other severe health emergencies, or concerns over the possibility of such an emergency, acts of war or terrorism or other adverse external events could have a significant impact on our business. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including Russia’s ongoing invasion of Ukraine and the conflict in the Middle East, terrorism or other geopolitical events. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel, any related safety concerns or limitations  and the prevailing weather patterns in the region, we could be disproportionately affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics or other actual or perceived severe health emergencies, including travel restrictions as a result of actual or perceived health emergencies that impact markets on which we depend. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

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

Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming. New regulations or guidance, or the attitudes of regulators, shareholders and employees regarding climate change, may affect the activities in which the Company engages and the products that the Company offers. In addition, an increasing perspective that financial institutions, including the Company, play an important role in managing risks related to climate change, including indirectly with respect to their customers, may result in increased pressure on the Company to take additional steps to disclose and manage its climate risks and related lending and other activities. Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on the Company, and the Company expects that climate change-related risks will continue to evolve and increase over time. If our actual or perceived action or inaction in response to these climate change-related risks are, or are perceived to be, ineffective or insufficient, or if we participate in, or decide not to participate in, certain industries or activities perceived to be associated with causing or exacerbating climate change, we could be subject to enforcement and other supervisory or government actions, reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in our results of operations;

●	Recommendations or research reports about us or the financial services industry in general published by securities analysts;

●	The failure of securities analysts to cover, or continue to cover, us;

●	Operating and stock price performance of other companies that investors deem comparable to us;

●	News reports relating to trends, concerns and other issues in the financial services industry;

●	Future sales of our common stock;

●	Departure of our management team or other key personnel;

●	New technology used, or services offered, by competitors;

●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	Changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

●	Litigation and governmental investigations; and

●	Geopolitical conditions such as acts or threats of terrorism or military conflicts and government shutdowns.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 9, 2024 we had a total of 127,622,503 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. In April 2021, our stockholders approved an amendment and restatement of the First Hawaiian, Inc. 2016 Non-Employee Director Plan principally to increase the total number of shares of common stock that may be awarded under that plan by 193,941 shares. We have granted awards covering 3,335,948 shares of our common stock under these plans as of December 31, 2023. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks and Integrated Overall Risk Management

The Company has implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is designed to align with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, third-party conducted penetration tests and network monitoring. We also provide security awareness training for employees and contractors, maintain a cybersecurity insurance policy and invest in new security capabilities designed to address emerging threats.

In addition, the Company has a set of enterprise-wide policies, standards, and procedures concerning cybersecurity matters, which include an information security policy and program reviewed and approved by senior management and the Board of Directors. Additionally, technical standards and procedures related to incident response and use of Bank systems and devices are in place, as well as standards for critical security operational functions related to encryption, endpoint protection, vulnerability management, remote access, multifactor authentication, handling confidential information, use of internet, social media, email, and wireless devices. Policies and standards are subject to an internal review process and are approved by senior management.

The Company has strategically integrated cybersecurity risk management into our enterprise-wide risk management framework in alignment with the three lines of defense model to promote an enterprise-wide culture of cybersecurity risk management. This integration aims to provide that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works closely with our enterprise technology and cybersecurity management teams to evaluate and address cybersecurity risks in alignment with our business objectives, regulatory requirements and operational needs.

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity service providers, assessors, advisors and consultants, in evaluating and testing our cybersecurity program. These partnerships enable us to leverage specialized knowledge and insights to ensure our cybersecurity strategies and processes are aligned to industry best practices. Our collaboration with these third parties includes threat assessments and consultation on security improvements, program maturity and regulatory compliance.  Additionally, we conduct multiple penetration tests annually and retain an external consultant to periodically evaluate the overall state of our program.

Overseeing Third-Party Risk

The Company has processes in place to oversee and manage risks associated with third-party service providers, including risks related to data breaches or other security incidents. This includes conducting security due diligence reviews of critical third-party providers, subjecting third parties to periodic risk assessments and requiring third parties to sign standard contractual provisions before receiving sensitive information from the Company.

Risks from Cybersecurity Threats

Like all financial institutions, we, as well as our third-party service providers, are the target of various evolving and adaptive security threats, including malware, ransomware, phishing, credential validation and distributed denial-of-service attacks. Cyber-attacks have also focused on targeting online applications and services, such as online banking, as well as cloud-based and other products and services provided by third parties. Operational failures and breaches of security from such attempts could lead to the loss or disclosure of confidential information or personal data belonging to the Company or our employees and customers. These failures and breaches could result in business interruption or malfunction and lead to legal or regulatory actions that could result in a material adverse impact on the Company’s operations, reputation and financial results.

See “Item 1A. Risk Factors” in this Form 10-K for further information about information and cybersecurity risk.

Governance

The Company’s Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and the significance of these threats to our operational integrity and stakeholder confidence. Accordingly, the Board of Directors has established oversight mechanisms to ensure effective governance in managing these risks.

Board of Directors Oversight

As part of its responsibility to oversee the management, business, and strategy of the Company, the Board of Directors, through its Risk Committee, reviews and approves the Company’s risk management framework, including reviewing the overall risk appetite, risk management strategy and policies and practices established by management to identify and manage the risks we face. In addition, other Board committees are responsible for overseeing certain risks under their respective charters.

The Board’s Risk Committee is central to the Board’s oversight of cybersecurity risks and bears the primary oversight responsibility for this domain. The Risk Committee is composed of Board members with diverse expertise, including audit and finance and technology experience, equipping them to oversee cybersecurity risks effectively. The Risk Committee actively participates in strategic decisions related to cybersecurity, offering review and guidance on, among other things, program design, the Company’s cybersecurity risk profile and the effectiveness of its risk management strategies.

The Board Risk Committee reviews and receives regular briefings from the Chief Information Officer, Chief Information Security Officer (the “CISO”), Chief Technology Officer, Chief Operating Officer, Chief Risk Officer, Senior Vice President – Enterprise Information Security, Chief Audit Officer, and Chief Executive Officer on information security and technology risks, including discussions of the Company’s information security and cybersecurity risk management programs. The Board also receives regular reports on cybersecurity risks, vulnerabilities, incidents, staff security awareness training and overall progress to improve the Company’s cybersecurity risk profile.

Management’s Role in Managing Risk

Senior management is responsible for creating and recommending for approval to the Board of Directors risk appetite metrics related to cybersecurity, reflecting the aggregate levels and types of risk the Company is willing to accept in connection with the operation of our business and pursuit of our business objectives.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CISO, our Vice President – Cyber Risk Governance and our Senior Vice President – Enterprise Information Security. The management team is highly experienced in cybersecurity matters.  The CISO has over 20 years of experience in cybersecurity including working at a global bank and leading cybersecurity vendors, and holds Certified Information Systems Security Professional (“CISSP”) and Certified Information Privacy Professional certifications for security and privacy, respectively.  The CISO has a bachelor’s, master’s, and law degrees. The Vice President – Cyber Risk Governance has advanced degrees and certifications related to cybersecurity and over 15 years of experience with the federal government in a similar role. The Senior Vice President – Enterprise Information Security has more than 20 years of information security risk management experience, including serving as a bank CISO, and has bachelor’s and master’s degrees and holds the CISSP certification.

The CISO is responsible for developing and implementing the Company’s cybersecurity and information security program, reporting on cybersecurity matters to the Board and senior management, ensuring compliance with standards, remediating known risks, overseeing incident detection and response and leading the employee cybersecurity awareness training program. The Vice President – Cyber Risk Governance is responsible for third party cybersecurity risk management and cybersecurity risk and controls governance. The Senior Vice President – Enterprise Information Security provides regular updates to senior management and the Board’s Risk Committee regarding the effectiveness of security controls and the state of the Company’s cybersecurity program and risk level.

The Bank maintains a three lines of defense structure with the Cybersecurity Division as the primary security control owner, Enterprise Information Security providing review, assessment and challenge of risk management policies and processes, and an Internal Audit team providing independent review of the first and second lines of defense. The CISO facilitates communication across business lines to support effective and consistent information security risk identification and control infrastructure, maintaining an ongoing dialogue regarding emerging or potential cybersecurity risks, receiving updates on significant developments in the cybersecurity domain and ensuring that the Board’s oversight is proactive and responsive.

The CISO, Senior Vice President – Enterprise Information Security, and Vice President – Cyber Risk Governance regularly inform the Chief Executive Officer, the Chief Operating Officer, the Chief Risk Officer, the Chief Information Officer, the Chief Technology Officer, and the Chief Audit Officer of all concerns related to cybersecurity risks and incidents, including the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. This aims to ensure that senior management is kept up to date on the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Company’s Board of Directors, ensuring that they have comprehensive information and can provide oversight with respect to critical cybersecurity issues.

Monitoring Cybersecurity Incidents

In addition to the monitoring and reporting described above, the Company maintains an Enterprise Information Security Response Program, which includes regular monitoring of information systems through deployment of security controls designed to detect and identify threats and sets forth immediate actions to mitigate the impact of cybersecurity incidents. The Company maintains a vulnerability management program to identify and remediate critical security vulnerabilities. An after-incident report is done to review critical events so as to inform long-term strategies for remediation and prevention of future incidents.

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 50 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Lanai, Guam and Saipan as of December 31, 2023. We lease 30 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We believe our current facilities are adequate to meet our needs; however, we have closed and may close branches in certain circumstances.

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

As of February 9, 2024, there were 20 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

There were no purchases of shares of the Company’s common stock made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the three months ended December 31, 2023.

On January 24, 2024, the Company’s Board of Directors adopted a stock repurchase program for up to $40 million of its outstanding common stock during 2024. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of share repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The repurchase program may be suspended, terminated or modified at any time for any reason.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index (“KRX”). The graph assumes that $100 was invested at the closing price on December 31, 2018, in our common stock, the S&P 500 Index and the KRX. The cumulative total return on each investment is as of December 31 of each subsequent five years and assumes reinvestment of dividends.

	2018	2019	2020	2021	2022	2023
First Hawaiian, Inc. Common Stock	$100	$133	$115	$138	$137	$127
S&P 500 Index	100	131	156	200	164	207
KBW Regional Banking Index	100	124	113	155	144	143

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and man-made natural disasters; our ability to maintain consistent growth, earnings and profitability; the impact of any pandemic, epidemic or health-related crisis; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

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

As of December 31, 2023, we were the largest full-service bank headquartered in Hawaii as measured by assets, loans and leases, deposits and net income. As of December 31, 2023, we had $24.9 billion of assets, $14.4 billion of gross loans and leases and $21.3 billion of deposits. We also generated $235.0 million of net income or diluted earnings per share of $1.84 per share for the year ended December 31, 2023. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Hawaii Economy

Hawaii’s economy reflects some decline during the year ended December 31, 2023 but remains relatively resilient in the wake of the wildfires that affected the island of Maui in early August and high consumer prices. According to the State of Hawaii Department of Labor and Industrial Relations, the statewide seasonally adjusted unemployment rate decreased to 2.9% at December 31, 2023, compared to 3.2% at December 31, 2022. Nationally, the seasonally adjusted unemployment rate was 3.7% at December 31, 2023 compared to 3.5% at December 31, 2022.

Visitor arrivals to Maui are slowly increasing as West Maui (with the exception of Lahaina Town) reopened to tourism, with visitors in December 2023 at a 75% increase as compared to August 2023. Domestic visitor arrivals for the entire state continue to remain strong. The average daily domestic passenger counts for the twelve months of 2023 were approximately 4.4% higher than the average daily passenger counts during the twelve months of 2022, according to the Hawaii Tourism Authority.

The housing market has slowed compared to the prior year but is still trending upwards overall. Both volume of real estate sales and housing prices decreased when comparing the twelve months of 2023 with the twelve months of 2022. According to the Honolulu Board of Realtors, the volume of single-family home sales decreased by 26.3%, while condominium sales decreased by 28%, as compared to the same period in 2022. The median price of a single-family home sold on Oahu in the twelve months of 2023 was $1,050,000, a decrease of 5.0% from the same period in 2022, but an increase of 6.1% from the same period in 2021. The median price of a condominium sold on Oahu in the twelve months of 2023 was $508,500, a decrease of 0.3% from the same period in 2022, but an increase of 7.1% from the same period in 2021. As of December 31, 2023, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.8 and 3.2 months, respectively.

State general excise and use tax revenues increased by 4.9% for the year ended December 31, 2023 as compared to the same period in 2022, according to the Hawaii Department of Business, Economic Development & Tourism.

Effect of Recent Natural Disasters

In early August of 2023, wildfires swept across several areas of Maui, impacting residents in upcountry Maui and devastating the historic town of Lahaina. Relief efforts from across the State of Hawaii commenced and continue to this day to aid those who have lost their homes, businesses, and loved ones. We have contributed $250,000 to the Hawaii Community Foundation’s Maui Strong Fund, granted loan payment deferrals for our borrowers affected by the wildfires, waived all ATM fees on Maui, and assisted affected employees with financial aid for temporary housing. Our operations on Maui also recovered quickly. Although the Lahaina branch and ATM were fully burned down, our vault withstood the fire and we were able to account for safe deposit box contents and return them to our customers. The remaining branches in Maui have remained fully operational and we are in process of re-opening a temporary location for the Lahaina branch.

The outstanding balance of real estate-secured loans in the Maui fire zones totaled approximately $112 million as of December 31, 2023. We require our borrowers to maintain adequate levels of insurance, including fire insurance on residential mortgages. We do not currently know how long it will be before rebuilding can start, the amounts of available insurance coverage, the availability of government assistance for our borrowers in the long run or whether our borrowers’ longer-term ability to repay their loans has been diminished. There was no exposure to the electric utility as of December 31, 2023.

We expect that the aftermath of the wildfires will continue to impact commercial activity throughout the island of Maui, but there remains much uncertainty as to how long it will take Maui to rebuild, return tourism to historic levels, and recover economically. Since there is significant uncertainty with respect to the full extent of the negative impacts due to the nature of the wildfires, the Company’s estimates concerning the impact of the wildfires, including those with respect to the loan portfolio potentially impacted, are based on judgment as of the date of this report and subject to change as conditions evolve. We will continue to closely monitor the impact that the wildfires has on our customers and will adjust the means by which we assist our customers during this period of financial and emotional hardship.

Effect of Inflation, Interest Rates and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.

Although inflation is no longer rising as quickly as it did in previous periods, prices remain high due to, among other factors, continued global supply chain disruptions, changes in the labor market and geopolitical tensions.

The closures and adverse developments affecting certain banks in the first half of 2023 resulted in heightened levels of market activity and volatility, as well as the potential for increased regulation and more stringent capital requirements going forward. In response to the deterioration in the operating environment and funding conditions for U.S. banks, in April 2023, Moody’s lowered the macro profile of the U.S. banking system and downgraded the credit ratings of the Bank, among other regional banks.

In November 2023, the FDIC approved the final rule on a special assessment to replenish the deposit insurance fund following the recent bank failures. The Company fully recognized the special assessment in the fourth quarter of 2023. In light of the ongoing volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions.

As of December 31, 2023, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.39%, compared to the minimum requirement of 4.50%. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

Other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors.”

Selected Financial Data:

Our financial highlights for the years indicated are presented in Table 1:

Financial Highlights			Table 1
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Income Statement Data:
Interest income	$923,579	$663,220	$549,311
Interest expense	287,452	49,671	18,752
Net interest income	636,127	613,549	530,559
Provision for credit losses	26,630	1,392	(39,000)
Net interest income after provision for credit losses	609,497	612,157	569,559
Noninterest income	200,815	179,525	184,916
Noninterest expense	501,138	440,471	405,479
Income before provision for income taxes	309,174	351,211	348,996
Provision for income taxes	74,191	85,526	83,261
Net income	$234,983	$265,685	$265,735
Basic earnings per share	$1.84	$2.08	$2.06
Diluted earnings per share	$1.84	$2.08	$2.05
Basic weighted-average outstanding shares	127,567,547	127,489,889	128,963,131
Diluted weighted-average outstanding shares	127,915,873	127,981,699	129,537,922
Dividends declared per share	$1.04	$1.04	$1.04
Dividend payout ratio	56.52%	50.00%	50.73%
Other Financial Information / Performance Ratios:
Net interest margin	2.92%	2.78%	2.43%
Efficiency ratio	59.48%	55.20%	56.45%
Return on average total assets	0.95%	1.06%	1.09%
Return on average tangible assets (non-GAAP)(1)	0.99%	1.11%	1.13%
Return on average total stockholders' equity	10.01%	11.44%	9.81%
Return on average tangible stockholders' equity (non-GAAP)(1)	17.39%	20.03%	15.51%
Noninterest expense to average assets	2.04%	1.76%	1.66%

	December 31,
(dollars in thousands, except per share data)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$1,739,897	$526,624
Investment securities available-for-sale	2,255,336	3,151,133
Investment securities held-to-maturity	4,041,449	4,320,639
Loans and leases	14,353,497	14,092,012
Allowance for credit losses for loans and leases	156,533	143,900
Goodwill	995,492	995,492
Total assets	24,926,474	24,577,223
Total deposits	21,332,657	21,689,029
Short-term borrowings	500,000	75,000
Total liabilities	22,440,408	22,308,218
Total stockholders' equity	2,486,066	2,269,005
Book value per share	$19.48	$17.82
Tangible book value per share (non-GAAP)(1)	$11.68	$10.00

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.13%	0.08%
Allowance for credit losses for loans and leases / total loans and leases	1.09%	1.02%
Net charge-offs / average total loans and leases	0.09%	0.08%

	December 31,	December 31,
Capital Ratios:	2023	2022
Common Equity Tier 1 Capital Ratio	12.39%	11.82%
Tier 1 Capital Ratio	12.39%	11.82%
Total Capital Ratio	13.57%	12.92%
Tier 1 Leverage Ratio	8.64%	8.11%
Total stockholders' equity to total assets	9.97%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)(1)	6.23%	5.40%
(1)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation			Table 2
	For the Years Ended
	December 31,
(dollars in thousands)	2023	2022	2021
Income Statement Data:
Noninterest expense	$501,138	$440,471	$405,479

Net income	$234,983	$265,685	$265,735

Average total stockholders' equity	$2,346,713	$2,321,606	$2,708,370
Less: average goodwill	995,492	995,492	995,492
Average tangible stockholders' equity	$1,351,221	$1,326,114	$1,712,878

Average total assets	$24,625,445	$24,964,422	$24,426,258
Less: average goodwill	995,492	995,492	995,492
Average tangible assets	$23,629,953	$23,968,930	$23,430,766

Return on average total stockholders' equity	10.01%	11.44%	9.81%
Return on average tangible stockholders' equity (non-GAAP)	17.39%	20.03%	15.51%

Return on average total assets	0.95%	1.06%	1.09%
Return on average tangible assets (non-GAAP)	0.99%	1.11%	1.13%

Noninterest expense to average assets	2.04%	1.76%	1.66%

	December 31,
(dollars in thousands, except per share data)	2023	2022
Balance Sheet Data:
Total stockholders' equity	$2,486,066	$2,269,005
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,490,574	$1,273,513

Total assets	$24,926,474	$24,577,223
Less: goodwill	995,492	995,492
Tangible assets	$23,930,982	$23,581,731

Shares outstanding	127,618,761	127,363,327

Total stockholders' equity to total assets	9.97%	9.23%
Tangible stockholders' equity to tangible assets (non-GAAP)	6.23%	5.40%

Book value per share	$19.48	$17.82
Tangible book value per share (non-GAAP)	$11.68	$10.00

Financial Highlights

Net income was $235.0 million for the year ended December 31, 2023, a decrease of $30.7 million or 12% as compared to 2022. Basic and diluted earnings per share were both $1.84 per share for the year ended December 31, 2023, a decrease of $0.24 per share or 12% as compared to 2022. The decrease in net income was primarily due to a $60.7 million increase in noninterest expense and a $25.2 million increase in the provision for credit losses (the “Provision”). This was partially offset by a $22.6 million increase in net interest income, a $21.3 million increase in noninterest income and an $11.3 million decrease in the provision for income taxes.

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

Our return on average total assets was 0.95% for the year ended December 31, 2023, a decrease of 11 basis points as compared to 2022, and our return on average total stockholders’ equity was 10.01% for the year ended December 31, 2023, a decrease of 143 basis points as compared to 2022. Our return on average tangible assets was 0.99% for the year ended December 31, 2023, a decrease of 12 basis points as compared to 2022, and our return on average tangible stockholders’ equity was 17.39% for the year ended December 31, 2023, a decrease of 264 basis points as compared to 2022. Our efficiency ratio was 59.48% for the year ended December 31, 2023 as compared to 55.20% in 2022. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 2, GAAP to Non-GAAP Reconciliation.

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

Our results for the December 31, 2023 were highlighted by the following:

●	Net interest income was $636.1 million for the year ended December 31, 2023, an increase of $22.6 million or 4% as compared to 2022. Our net interest margin was 2.92% for the year ended December 31, 2023, an increase of 14 basis points as compared to 2022. The increase in net interest income was primarily due to higher yields and average balances in our loan and lease portfolio and higher yields on interest-bearing deposits in other banks, primarily attributable to the rising interest rate environment in the period. This was partially offset by higher deposit funding costs and higher borrowing costs.

●	The Provision was $26.6 million for the year ended December 31, 2023, an increase of $25.2 million as compared to 2022. The Provision of $26.6 million for the year ended December 31, 2023, was primarily due to increases in the provision for consumer loans, construction loans, commercial and industrial loans, residential mortgage loans and commercial real estate loans and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by a decrease in the provision for unfunded home equity line commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $200.8 million for the year ended December 31, 2023, an increase of $21.3 million or 12% as compared to 2022. The increase was primarily due to a $14.1 million increase in bank-owned life insurance (“BOLI”) income, a $5.5 million increase in other noninterest income, a $2.0 million increase in trust and investment services income, a $0.8 million increase in service charges on deposits accounts and a $0.8 million increase in net gains on the sale of investment securities, partially offset by a $2.1 million decrease in credit and debit card fees.

●	Noninterest expense was $501.1 million for the year ended December 31, 2023, an increase of $60.7 million or 14% as compared to 2022. The increase in noninterest expense was primarily due to a $26.6 million increase in salaries and employee benefits, a $22.5 million increase in regulatory assessment and fees, a $10.6 million increase in equipment expense and a $5.7 million increase in other noninterest expense. This was partially offset by a $3.6 million decrease in contracted services and professional fees and a $1.4 million decrease in occupancy expense.

Our results for the year ended December 31, 2022 were highlighted by the following:

●	Net interest income was $613.5 million for the year ended December 31, 2022, an increase of $83.0 million or 16% as compared to 2021. Our net interest margin was 2.78% for the year ended December 31, 2022, an increase of 35 basis points as compared to 2021. The increase in net interest income was primarily due to higher yields in most loan categories, higher yields and average balances in our investment securities portfolio and higher yields on interest-bearing deposits in other banks, primarily attributable to the rising interest rate environment in the period. This was partially offset by higher deposit funding costs.

●	The Provision was $1.4 million for the year ended December 31, 2022, compared to a negative Provision of $39.0 million for the year ended December 31, 2021. The negative Provision in 2021 was primarily due to lower expected credit losses as a result of the economic recovery and easing of restrictions related to the COVID-19 pandemic and the impact of the pandemic on Hawaii’s economy, key industries, businesses and our customers. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $179.5 million for the year ended December 31, 2022, a decrease of $5.4 million or 3% as compared to 2021. The decrease was primarily due to an $11.9 million decrease in bank-owned life insurance (“BOLI”) income and a $1.5 million decrease in other service charges and fees. This was partially offset by a $2.7 million increase in other noninterest income, a $2.4 million increase in credit and debit card fees, a $1.7 million increase in trust and investment services income and a $1.3 million increase in service charges on deposit accounts.

●	Noninterest expense was $440.5 million for the year ended December 31, 2022, an increase of $35.0 million or 9% as compared to 2021. The increase in noninterest expense was primarily due to a $16.7 million increase in salaries and employee benefits, a $9.8 million increase in equipment expense, a $6.7 million increase in contracted services and professional fees, a $5.7 million increase in card rewards program expenses, a $1.9 million increase in advertising and marketing expense, a $1.7 million increase in occupancy expense and a $1.4 million increase in regulatory assessment and fees. This was partially offset by an $8.9 million decrease in other noninterest expense.

Balance sheet highlights consisted of the following:

●	Total loans and leases were $14.4 billion as of December 31, 2023, an increase of $261.5 million or 2% as compared to December 31, 2022. This increase was primarily due to increases in commercial real estate loans, residential real estate loans, lease financing and construction loans, partially offset by decreases in consumer loans and commercial and industrial loans.

●	The ACL was $156.5 million as of December 31, 2023, an increase of $12.6 million or 9% from December 31, 2022. The ratio of our ACL to total loans and leases outstanding was 1.09% as of December 31, 2023, an increase of seven basis points compared to December 31, 2022. The overall level of the ACL was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $6.3 billion as of December 31, 2023, a decrease of $1.2 billion or 16% from December 31, 2022. The decrease in investment securities was driven by sales, maturities and payments during the year ended December 31, 2023, which was used to fund loan growth and offset a decline in deposits.

●	Total deposits were $21.3 billion as of December 31, 2023, a decrease of $356.4 million or 2% from December 31, 2022. This decrease was primarily due to a $1.3 billion decrease in demand deposits and a $117.6 million decrease in money market deposit balances, partially offset by a $980.1 million increase in time deposit balances and a $62.2 million increase in savings deposit balances.

●	Total borrowings consisted of $500.0 million of short-term borrowings as of December 31, 2023, compared to $75.0 million of short-term borrowings as of December 31, 2022. For information with respect to the financial terms of such advances, see “ – Analysis of Financial Condition – Short-term Borrowings.”

●	Total stockholders’ equity was $2.5 billion as of December 31, 2023, an increase of $217.1 million or 10% from December 31, 2022. This increase was primarily due to earnings for the year ended December 31, 2023 of $235.0 million and a $109.0 million increase in accumulated other comprehensive income, net of tax, partially offset by dividends declared and paid to the Company’s stockholders of $132.6 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2023, 2022, and 2021, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates									Table 3
	Year Ended			Year Ended			Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$512.3	$26.5	5.18%	$867.6	$10.3	1.19%	$1,723.0	$2.3	0.14%
Available-for-Sale Investment Securities
Taxable	2,871.8	73.8	2.57	4,650.1	83.2	1.79	6,608.9	93.3	1.41
Non-Taxable	10.2	0.6	5.55	180.0	4.9	2.74	481.9	10.2	2.12
Held-to-Maturity Investment Securities
Taxable	3,579.0	60.7	1.70	2,728.2	45.5	1.67	—	—	—
Non-Taxable	607.7	15.9	2.61	460.6	12.5	2.71	—	—	—
Total Investment Securities	7,068.7	151.0	2.14	8,018.9	146.1	1.82	7,090.8	103.5	1.46
Loans Held for Sale	0.4	—	6.63	0.6	—	3.14	3.6	0.1	2.24
Loans and Leases(1)
Commercial and industrial	2,182.3	141.0	6.46	2,019.5	78.4	3.88	2,586.8	82.2	3.18
Commercial real estate	4,257.9	266.0	6.25	3,895.3	153.2	3.93	3,456.7	101.6	2.94
Construction	877.7	62.1	7.08	755.0	32.5	4.30	804.5	25.4	3.16
Residential:
Residential mortgage	4,308.0	156.4	3.63	4,200.2	145.5	3.46	3,836.6	138.3	3.60
Home equity line	1,131.1	39.3	3.47	965.0	26.5	2.75	834.3	22.2	2.66
Consumer	1,178.6	71.5	6.07	1,218.9	65.3	5.35	1,275.5	67.8	5.31
Lease financing	330.7	14.1	4.26	260.9	9.7	3.69	239.9	7.6	3.14
Total Loans and Leases	14,266.3	750.4	5.26	13,314.8	511.1	3.84	13,034.3	445.1	3.42
Other Earning Assets	104.3	1.3	1.20	70.9	0.6	0.89	69.4	1.1	1.54
Total Earning Assets(2)	21,952.0	929.2	4.23	22,272.8	668.1	3.00	21,921.1	552.1	2.52
Cash and Due from Banks	265.1			289.0			289.3
Other Assets	2,408.3			2,402.6			2,215.9
Total Assets	$24,625.4			$24,964.4			$24,426.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,124.7	$71.5	1.17%	$6,741.5	$19.2	0.29%	$6,581.1	$2.5	0.04%
Money Market	3,869.1	86.1	2.22	4,068.8	16.6	0.41	3,831.4	2.1	0.05
Time	3,040.0	100.6	3.31	1,826.7	13.4	0.73	2,005.0	9.3	0.47
Total Interest-Bearing Deposits	13,033.8	258.2	1.98	12,637.0	49.2	0.39	12,417.5	13.9	0.11
Federal Funds Purchased	17.2	0.8	4.45	11.5	0.5	4.08	—	—	—
Other Short-Term Borrowings	261.9	13.0	4.98	—	—	—	—	—	—
Long-Term Borrowings	261.6	12.5	4.78	—	—	—	177.5	4.9	2.76
Other Interest-Bearing Liabilities	57.1	3.0	5.15	—	—	—	—	—	—
Total Interest-Bearing Liabilities	13,631.6	287.5	2.11	12,648.5	49.7	0.39	12,595.0	18.8	0.15
Net Interest Income		$641.7			$618.4			$533.3
Interest Rate Spread(3)			2.12%			2.61%			2.37%
Net Interest Margin(4)			2.92%			2.78%			2.43%
Noninterest-Bearing Demand Deposits	8,126.4			9,421.5			8,594.1
Other Liabilities	520.7			572.8			528.8
Stockholders' Equity	2,346.7			2,321.6			2,708.4
Total Liabilities and Stockholders' Equity	$24,625.4			$24,964.4			$24,426.3
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $5.6 million, $4.9 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income						Table 4
	Year Ended December 31, 2023			Year Ended December 31, 2022
	Compared to December 31, 2022			Compared to December 31, 2021
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(5.8)	$22.0	$16.2	$(1.7)	$9.7	$8.0
Available-for-Sale Investment Securities
Taxable	(38.3)	28.9	(9.4)	(31.6)	21.5	(10.1)
Non-Taxable	(6.9)	2.6	(4.3)	(7.7)	2.4	(5.3)
Held-to-Maturity Investment Securities
Taxable	14.4	0.8	15.2	45.5	—	45.5
Non-Taxable	3.9	(0.5)	3.4	12.5	—	12.5
Total Investment Securities	(26.9)	31.8	4.9	18.7	23.9	42.6
Loans Held for Sale	—	—	—	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	6.8	55.8	62.6	(20.0)	16.2	(3.8)
Commercial real estate	15.4	97.4	112.8	14.1	37.5	51.6
Construction	5.9	23.7	29.6	(1.6)	8.7	7.1
Residential:
Residential mortgage	3.7	7.2	10.9	12.7	(5.5)	7.2
Home equity line	5.1	7.7	12.8	3.5	0.8	4.3
Consumer	(2.3)	8.5	6.2	(3.0)	0.5	(2.5)
Lease financing	2.8	1.6	4.4	0.7	1.4	2.1
Total Loans and Leases	37.4	201.9	239.3	6.4	59.6	66.0
Other Earning Assets	0.4	0.3	0.7	—	(0.5)	(0.5)
Total Change in Interest Income	5.1	256.0	261.1	23.3	92.7	116.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(1.9)	54.2	52.3	—	16.7	16.7
Money Market	(0.9)	70.4	69.5	0.1	14.4	14.5
Time	13.8	73.4	87.2	(0.8)	4.9	4.1
Total Interest-Bearing Deposits	11.0	198.0	209.0	(0.7)	36.0	35.3
Federal Funds Purchased	0.2	0.1	0.3	0.5	—	0.5
Other Short-Term Borrowings	13.0	—	13.0	—	—	—
Long-Term Borrowings	12.5	—	12.5	(2.5)	(2.4)	(4.9)
Other Interest-Bearing Liabilities	3.0	—	3.0	—	—	—
Total Change in Interest Expense	39.7	198.1	237.8	(2.7)	33.6	30.9
Change in Net Interest Income	$(34.6)	$57.9	$23.3	$26.0	$59.1	$85.1
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $641.7 million for the year ended December 31, 2023, an increase of $23.3 million or 4% as compared to 2022. Our net interest margin was 2.92% for the year ended December 31, 2023, an increase of 14 basis points as compared to 2022. The increase in net interest income, on a fully taxable-equivalent basis, was driven by the rising interest rate environment and was primarily due to higher yields and average balances in our loan and lease portfolio and higher yields on our interest-bearing deposits in other banks. This was partially offset by higher deposit funding cost and higher borrowing costs. Yields on our loans and leases were 5.26% for the year ended December 31, 2023, an increase of 142 basis points as compared to 2022. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans, commercial and industrial loans and construction loans, which are largely based on the SOFR. For the year ended December 31, 2023, the average balance of our loan and lease portfolio was $14.3 billion, an increase of $951.5 million or 7% compared to the same period in 2022. The increase in the average balance of our loans and leases reflected increases in most loan categories. Yields on our interest-bearing deposits in other banks were 5.18% for the year ended December 31, 2023, an increase of 399 basis points compared to 2022. Deposit funding costs were $258.2 million for the year ended December 31, 2023, an increase of $209.0 million compared to 2022. Rates paid on our interest-bearing deposits were 198 basis points for the year ended December 31, 2023, an increase of 159 basis points compared to 2022. Total borrowing costs were $26.3 million for the year ended December 31, 2023, an increase of $25.8 million compared to 2022, primarily due to the FHLB repo advances and FHLB fixed-rate advances that originated during 2023.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2021 at 3.25%, where it remained at through the end of the year. During 2022, the prime rate increased a total of 425 basis points (25 basis points in March, 50 basis points in May, 75 basis points in each month of June, July, September and November, and 50 basis points in December) to end the year at 7.50%. During 2023, the prime rate increased 100 basis points (25 basis points each in February, March, May and July) to end 2023 at 8.50%. As noted above, our loan portfolio is also impacted by changes in the SOFR. At December 31, 2023, the one-month and three-month CME Term SOFR interest rates were 5.35% and 5.33%, respectively. At December 31, 2022, the one-month and three-month CME Term SOFR interest rates were 4.36% and 4.59%, respectively. At December 31, 2021, the one-month and three-month CME Term SOFR interest rates were 0.05% and 0.09%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2021 at 0.00% to 0.25% where it remained at through the end of the year. During 2022, the federal funds rate increased 425 basis points to end the year at 4.25% to 4.50%. During 2023, the federal funds rate increased 100 basis points to end the year at 5.25% to 5.50%.

Provision for Credit Losses

The Provision was $26.6 million for the year ended December 31, 2023 compared to a Provision of $1.4 million in 2022. For the year ended December 31, 2023, the Provision included $24.9 million in provision for credit losses for loans and leases, compared to a negative $2.1 million in provision for credit losses for loans and leases in 2022, and $1.8 million in provision for credit losses for the reserve for unfunded commitments, compared to $3.5 million in provision for credit losses for the reserve for unfunded commitments in 2022. The Provision of $26.6 million was primarily due to increases in the provision for consumer loans, construction loans, commercial and industrial loans, residential mortgage loans and commercial real estate loans and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by a decrease in the provision for unfunded home equity line commitments. We recorded net charge-offs of $12.2 million and $11.2 million for the years ended December 31, 2023 and 2022, respectively. This represented net charge-offs of 0.09% and 0.08% of total average loans and leases for the years ended December 31, 2023 and 2022, respectively. The ACL was $156.5 million and $143.9 million as of December 31, 2023 and 2022, respectively, and represented 1.09% of total outstanding loans and leases as of December 31, 2023, compared to 1.02% of total outstanding loans and leases as of December 31, 2022. The reserve for unfunded commitments was $35.6 million as of December 31, 2023, compared to $33.8 million as of December 31, 2022. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the years ended December 31, 2023, 2022 and 2021:

Noninterest Income									Table 5
	Year Ended December 31,			Change			Change
(dollars in thousands)	2023	2022	2021	2023	vs.	2022	2022	vs.	2021
Service charges on deposit accounts	$29,647	$28,809	$27,510	$838		3%	$1,299		5%
Credit and debit card fees	63,888	66,028	63,580	(2,140)		(3)	2,448		4
Other service charges and fees	37,299	37,036	38,578	263		1	(1,542)		(4)
Trust and investment services income	38,449	36,465	34,719	1,984		5	1,746		5
Bank-owned life insurance	15,326	1,248	13,185	14,078		n/m	(11,937)		(91)
Investment securities gains, net	792	—	102	792		n/m	(102)		n/m
Other	15,414	9,939	7,242	5,475		55	2,697		37
Total noninterest income	$200,815	$179,525	$184,916	$21,290		12%	$(5,391)		(3)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2023 to the same period in 2022 and from the year ended December 31, 2022 to the same period in 2021.

Total noninterest income was $200.8 million for the year ended December 31, 2023, an increase of $21.3 million or 12% as compared to 2022. Total noninterest income was $179.5 million for the year ended December 31, 2022, a decrease of $5.4 million or 3% as compared to 2021.

Service charges on deposit accounts were $29.6 million for the year ended December 31, 2023, an increase of $0.8 million or 3% as compared to 2022. This increase was primarily due to a $0.9 million increase in dormant account fees, a $0.7 million increase in account analysis service charges and a $0.6 million increase in overdraft and checking account fees, partially offset by a $1.1 million decrease in checking account service fees. Service charges on deposit accounts were $28.8 million for the year ended December 31, 2022, an increase of $1.3 million or 5% as compared to 2021. This increase was primarily due to a $1.8 million increase in overdraft and checking account fees, a $1.0 million increase in dormant account fees and a $0.6 million increase in account analysis service charges, partially offset by a $2.0 million decrease in checking account service fees.

Credit and debit card fees were $63.9 million for the year ended December 31, 2023, a decrease of $2.1 million or 3% as compared to 2022. This decrease was primarily due to a $3.1 million increase in network association dues, a $2.1 million decrease in merchant service revenues and a $1.0 million decrease in ATM interchange and surcharge fees, partially offset by a $3.1 million increase in interchange settlement fees and a $1.0 million increase in debit card interchange fees. Credit and debit card fees were $66.0 million for the year ended December 31, 2022, an increase of $2.4 million or 4% as compared to 2021. This increase was primarily due to a $3.3 million increase in interchange settlement fees and a $1.7 million increase in merchant service revenues, partially offset by a $1.6 million increase in network association dues and a $0.9 million decrease in ATM interchange and surcharge fees.

Other service charges and fees were $37.3 million for the year ended December 31, 2023, an increase of $0.3 million or 1% as compared to 2022. Other service charges and fees were $37.0 million for the year ended December 31, 2022, a decrease of $1.5 million or 4% as compared to 2021. This decrease was primarily due to a $1.0 million decrease in miscellaneous service fees, a $1.0 million decrease in service fees related to participation loans, a $0.4 million decrease in fees from standby letters of credit arrangements, a $0.3 million decrease in insurance income, a $0.3 million decrease in traveler’s check processing fees and a $0.2 million decrease in safe deposit box rental fees. This was partially offset by a $1.9 million increase in fees from annuities and securities.

Trust and investment services income was $38.4 million for the year ended December 31, 2023, an increase of $2.0 million or 5% as compared to 2022. This increase was primarily due to a $1.1 million increase in investment management fees and a $1.1 million increase in business cash management fees. Trust and investment services income was $36.5 million for the year ended December 31, 2022, an increase of $1.7 million or 5% as compared to 2021. This increase was primarily due to a $2.5 million increase in business cash management fees and a $0.5 million increase in investment management fees. This was partially offset by a $0.4 million decrease in irrevocable trust fees, a $0.3 million decrease in trust service fees and a $0.3 million decrease in pension plan fees.

BOLI income was $15.3 million for the year ended December 31, 2023, an increase of $14.1 million as compared to 2022. This increase was due to an $11.0 million increase in BOLI earnings and a $3.1 million increase in death benefit proceeds from life insurance policies. BOLI income was $1.2 million for the year ended December 31, 2022, a decrease of $11.9 million or 91% as compared to 2021. This decrease was due to a $9.7 million decrease in BOLI earnings and a $2.3 million decrease in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were $0.8 million for the year ended December 31, 2023, an increase in net gains of $0.8 million as compared to the same period in 2022. The net gains were primarily due to a $40.8 million net realized gain on the sale of the Company’s remaining approximately 120,000 Visa Class B restricted shares, partially offset by $40.0 million of net realized losses on sales of available-for-sale investment securities. Net gains on the sale of investment securities were nil for the year ended December 31, 2022.

Other noninterest income was $15.4 million for the year ended December 31, 2023, an increase of $5.5 million or 55% as compared to 2022. This increase was primarily due to a $7.9 million gain on the sale of a bank property in 2023, a $2.5 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $2.4 million increase in market adjustments on mutual funds purchased, a $1.5 million increase in volume-based incentives and a $0.9 million increase in net mortgage servicing rights income. This was partially offset by a $7.0 million increase in net losses recognized in income related to derivative contracts, a $1.2 million tax refund received during the year ended December 31, 2022, a $0.7 million decrease in customer-related interest rate swap fees and a $0.4 million decrease in debit card merchant discount fees. Other noninterest income was $9.9 million for the year ended December 31, 2022, an increase of $2.7 million or 37% as compared to 2021. This increase was primarily due to a $5.2 million decrease in net losses recognized in income related to derivative contracts, a $1.2 million tax refund received, a $0.7 million increase in net mortgage servicing rights income, a $0.5 million increase in vendor bonuses received and a $0.4 million increase in market adjustments for foreign exchange transactions. This was partially offset by a $2.2 million decrease in gains on the sale of bank properties, a $1.6 million decrease in gains on the sale of residential loans to government-sponsored enterprises and a $1.5 million decrease in market adjustments on mutual funds purchased.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the years ended December 31, 2023, 2022 and 2021:

Noninterest Expense									Table 6
	Year Ended December 31,			Change			Change
(dollars in thousands)	2023	2022	2021	2023	vs.	2022	2022	vs.	2021
Salaries and employee benefits	$225,755	$199,129	$182,384	$26,626		13%	$16,745		9%
Contracted services and professional fees	66,423	70,027	63,349	(3,604)		(5)	6,678		11
Occupancy	29,608	31,034	29,348	(1,426)		(5)	1,686		6
Equipment	45,109	34,506	24,719	10,603		31	9,787		40
Regulatory assessment and fees	32,073	9,603	8,245	22,470		n/m	1,358		16
Advertising and marketing	7,615	7,996	6,108	(381)		(5)	1,888		31
Card rewards program	31,627	30,990	25,244	637		2	5,746		23
Other	62,928	57,186	66,082	5,742		10	(8,896)		(13)
Total noninterest expense	$501,138	$440,471	$405,479	$60,667		14%	$34,992		9%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest expense from the year ended December 31, 2023 to the same period in 2022.

Total noninterest expense was $501.1 million for the year ended December 31, 2023, an increase of $60.7 million or 14% as compared to 2022. Total noninterest expense was $440.5 million for the year ended December 31, 2022, an increase of $35.0 million or 9% as compared to 2021.

Salaries and employee benefits expense was $225.8 million for the year ended December 31, 2023, an increase of $26.6 million or 13% as compared to 2022. This increase was primarily due to a $12.7 million increase in base salaries and related payroll taxes, a $10.7 million decrease in payroll and benefit costs being deferred as loan origination costs, a $4.3 million increase in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions and nonrecurring separation agreements and severance costs, a $1.3 million increase in retirement plan expenses, a $1.1 million increase in state unemployment tax expense and a $0.8 million increase in group health plan costs. This was partially offset by a $2.2 million decrease in incentive compensation, a $1.1 million decrease in temporary help expenses and a $0.9 million decrease in employee overtime pay expense. Salaries and employee benefits expense was $199.1 million for the year ended December 31, 2022, an increase of $16.7 million or 9% as compared to 2021. This increase was primarily due to a $15.4 million decrease in payroll and benefit costs being deferred as loan origination costs, an $11.7 million increase in base salaries and related payroll taxes, a $0.6 million increase in employee overtime pay expense and a $0.4 million increase in incentive compensation. This was partially offset by a $7.9 million decrease in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions and a nonrecurring severance cost of $1.2 million recorded during the year ended December 31, 2021, as well as a $1.6 million decrease in temporary help expenses, a $1.1 million decrease in retirement plan expenses and a $0.9 million decrease in group health plan costs.

Contracted services and professional fees were $66.4 million for the year ended December 31, 2023, a decrease of $3.6 million or 5% as compared to 2022. This decrease was primarily due to a $6.2 million decrease in contracted data processing expenses and a $3.2 million decrease in audit, legal and consultant fees. This was partially offset by a $5.8 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services. Contracted services and professional fees were $70.0 million for the year ended December 31, 2022, an increase of $6.7 million or 11% as compared to 2021. This increase was primarily due to an $11.6 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services, and a $3.2 million increase in audit, legal and consultant fees. This was partially offset by an $8.0 million decrease in contracted data processing expenses.

Occupancy expense was $29.6 million for the year ended December 31, 2023, a decrease of $1.4 million or 5% as compared to 2022. This decrease was due to a $0.9 million decrease in building depreciation, a $0.7 million decrease in building maintenance expense and a $0.5 million decrease in utilities expense, partially offset by a $0.8 million decrease in net sublease rental income. Occupancy expense was $31.0 million for the year ended December 31, 2022, an increase of $1.7 million or 6% as compared to 2021. This increase was due to a $1.6 million increase in utilities expense and a $0.9 million increase in building maintenance expense, partially offset by a $0.4 million decrease in rental expense and a $0.3 million decrease in real property tax expense.

Equipment expense was $45.1 million for the year ended December 31, 2023, an increase of $10.6 million or 31% as compared to 2022. This increase was primarily due to an $11.8 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.9 million decrease in furniture and equipment depreciation. Equipment expense was $34.5 million for the year ended December 31, 2022, an increase of $9.8 million or 40% as compared to 2021. This increase was primarily due to a $10.5 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.5 million decrease in furniture and equipment depreciation.

Regulatory assessment and fees were $32.1 million for the year ended December 31, 2023, an increase of $22.5 million as compared to 2022. This increase was primarily due to increases in the FDIC insurance assessment. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning with the first quarterly assessment period of 2023. In May 2023, the FDIC issued a notice of proposed rulemaking for a special assessment to replenish the deposit insurance fund following the recent bank failures. In November 2023, the FDIC approved a final rule to implement the special assessment and we recorded a $16.3 million loss in December 2023. Regulatory assessment and fees were $9.6 million for the year ended December 31, 2022, an increase of $1.4 million or 16% as compared to 2021. This increase was primarily due to a $1.4 million increase in the FDIC insurance assessment.

Advertising and marketing expense was $7.6 million for the year ended December 31, 2023, a decrease of $0.4 million or 5% as compared to 2022. Advertising and marketing expense was $8.0 million for the year ended December 31, 2022, an increase of $1.9 million or 31% as compared to 2021. This increase was primarily due to a $1.5 million increase in advertising costs.

Card rewards program expense was $31.6 million for the year ended December 31, 2023, an increase of $0.6 million or 2% as compared to 2022. This increase was primarily due to a $2.1 million increase in credit card cash reward redemptions and a $1.2 million increase in interchange fees paid to our credit card partners, partially offset by a $2.5 million decrease in priority rewards card redemptions. Card rewards program expense was $31.0 million for the year ended December 31, 2022, an increase of $5.7 million or 23% as compared to 2021. This increase was primarily due to a $3.8 million increase in priority rewards card redemptions, a $1.3 million increase in interchange fees paid to our credit card partners and a $0.6 million increase in credit card cash reward redemptions.

Other noninterest expense was $62.9 million for the year ended December 31, 2023, an increase of $5.7 million or 10% as compared to 2022. This increase was primarily due to a one-time settlement expense in connection to a lawsuit against the Company, a $2.7 million increase in charitable contributions and increases in postage expenses, signature-based card fraud expenses and travel expenses. This was partially offset by a $1.4 million decrease in pension-related expenses, and decreases in activity charges assessed on the Company’s bank accounts, general and administrative expenses primarily around supplies, insurance, meals and entertainment and shipping and delivery, software amortization expense, mortgage loan charges and other tax expense. Other noninterest expense was $57.2 million for the year ended December 31, 2022, a decrease of $8.9 million or 13% as compared to 2021. This decrease was primarily due to $9.0 million in prepayment fees to terminate the Company’s FHLB fixed-rate advances recorded during the year ended December 31, 2021, a $3.1 million decrease in software amortization expense, and a $1.3 million decrease in pension-related expenses. This was partially offset by a $1.9 million increase in general and administrative expenses primarily around supplies, insurance, meals and entertainment and shipping and delivery, a $1.4 million increase in charitable contributions, a $0.7 million increase in travel expenses and a $0.5 million increase in activity charges assessed on the Company’s bank accounts.

Provision for Income Taxes

The provision for income taxes was $74.2 million (reflecting an effective tax rate of 24.00%) for the year ended December 31, 2023, compared with a provision for income taxes of $85.5 million (reflecting an effective tax rate of 24.35%) in 2022. Additional information about the provision for income taxes is presented in “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 7 summarizes net income (loss) from our business segments for the years ended December 31, 2023, 2022 and 2021. Additional information about operating segment performance is presented in “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Business Segment Net Income (Loss)			Table 7
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Retail Banking	$183,055	$179,640	$186,936
Commercial Banking	95,200	95,757	119,773
Treasury and Other	(43,272)	(9,712)	(40,974)
Total	$234,983	$265,685	$265,735

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

Net income for the Retail Banking segment was $183.1 million for the year ended December 31, 2023, an increase of $3.4 million or 2% as compared to 2022. The increase in net income for the Retail Banking segment was primarily due to a $21.9 million increase in net interest income and a $3.6 million increase in noninterest income. This was partially offset by an $11.2 million increase in noninterest expense and a Provision of $9.9 million for the year ended December 31, 2023, compared to a negative Provision of $1.0 million for the year ended December 31, 2022. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan spreads. The increase in noninterest income was primarily due to increases in trust and investment services income, net mortgage servicing rights income and service charges on deposit accounts. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense, regulatory assessments and fees, occupancy expense and costs related to natural disaster events, partially offset by lower overall expenses that were allocated to the Retail Banking segment. The increase in the Provision was primarily due to an increase in our provision for credit losses for loans and leases allocated to the Retail Banking segment. The increase in total assets for the Retail Banking segment was primarily due to increases in our residential real estate and commercial real estate loan portfolios.

Net income for the Retail Banking segment was $179.6 million for the year ended December 31, 2022, a decrease of $7.3 million or 4% as compared to 2021. The decrease in net income for the Retail Banking segment was primarily due to a $45.6 million increase in noninterest expense and a negative Provision of $1.0 million for the year ended December 31, 2022, compared to a negative Provision of $16.3 million for the year ended December 31, 2021. This was partially offset by a $50.6 million increase in net interest income and a $2.4 million increase in noninterest income. The increase in noninterest expense was primarily due to higher overall expenses that were allocated to the Retail Banking segment and increases in salaries and employee benefits expense, occupancy expense and contracted services and professional fees. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in net interest income was primarily due to higher deposit credit rates paid to the Retail Banking segment, partially offset by higher earnings charges on our consumer, residential real estate and commercial loans. The increase in noninterest income was primarily due to increases in trust and investment services income, service charges on deposit accounts and net mortgage servicing rights income, partially offset by a decrease in gains on the sale of residential loans to government-sponsored enterprises. The increase in total assets for the Retail Banking segment was primarily due to an increase in our residential real estate loan portfolio.

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

Net income for the Commercial Banking segment was $95.2 million for the year ended December 31, 2023, a decrease of $0.6 million or 1% as compared to 2022. The decrease in net income for the Commercial Banking segment was primarily due to a Provision of $15.0 million for the year ended December 31, 2023, compared to a negative Provision of $1.2 million for the year ended December 31, 2022, in addition to a $2.9 million increase in noninterest expense and a $2.2 million decrease in noninterest income. This was partially offset by an $18.4 million increase in net interest income and a $2.2 million decrease in the provision for income taxes. The increase in the Provision was primarily due to an increase in our provision for credit losses for loans and leases allocated to the Commercial Banking segment. The increase in noninterest expense was primarily due to an increase in regulatory assessment and fees, a one-time settlement expense in connection to a lawsuit against the Company, and increases in salaries and benefits expense and card rewards program expense, partially offset by lower overall expenses that were allocated to the Commercial Banking segment. The decrease in noninterest income was primarily due to a decrease in credit and debit card fees. The increase in net interest income was primarily due to higher loan average balances and spreads, partially offset by a decrease in loan fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in total assets for the Commercial Banking segment was primarily due to increases in our commercial real estate loan and lease financing portfolios, partially offset by a decrease in our consumer loan portfolio.

Net income for the Commercial Banking segment was $95.8 million for the year ended December 31, 2022, a decrease of $24.0 million or 20% as compared to 2021. The decrease in net income for the Commercial Banking segment was primarily due to a negative Provision of $1.2 million for the year ended December 31, 2022, compared to a negative Provision of $22.5 million for the year ended December 31, 2021. The decrease in net income for the Commercial Banking segment also stemmed from a $9.0 million increase in noninterest expense and a $5.9 million decrease in net interest income, partially offset by a $7.4 million decrease in the provision for income taxes and a $4.8 million increase in noninterest income. The increase in the Provision was primarily due to higher expected credit losses as a result of the risk of economic recession due to inflation resulting from higher oil prices and the continued impact of the COVID-19 pandemic on Hawaii’s economy, key industries, businesses and our customers. The increase in noninterest expense was primarily due to an increase in card rewards program expense and higher overall expenses that were allocated to the Commercial Banking segment, partially offset by a decrease in salaries and benefits expense. The decrease in net interest income was primarily due to a decrease in loan fees in our commercial and industrial portfolio from PPP loans, partially offset by higher deposit credit rates paid to the Commercial Banking segment. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in noninterest income was primarily due to an increase in credit and debit card fees, a tax refund received during the year ended December 31, 2022, an increase in service charges on deposit accounts and vendor bonuses received, partially offset by a decrease in other service charges and fees. The increase in total assets for the Commercial Banking segment was primarily due to increases in our commercial real estate, commercial and industrial and lease financing loan portfolios.

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

Net loss for the Treasury and Other segment was $43.3 million for the year ended December 31, 2023, an increase in net loss of $33.6 million as compared to 2022. The increase in net loss was primarily due to a $46.6 million increase in noninterest expense and a $17.8 million decrease in net interest income, partially offset by a $19.9 million increase in noninterest income, a $9.1 million increase in the benefit for income taxes and a $1.7 million decrease in the Provision. The increase in noninterest expense was primarily due to lower overall credits that were allocated to the Treasury and Other segment and increases in equipment expense, salaries and employee benefits expense and regulatory assessment and fees. This was partially offset by decreases in contracted services and professional fees and occupancy expense. The decrease in net interest income was primarily due to an increase in interest expense from public deposits and higher borrowing costs, partially offset by an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on our interest-bearing deposits in other banks. The increase in noninterest income was primarily due to increases in BOLI income, a gain on the sale of a bank property in 2023, market adjustments on mutual funds purchased, income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and net gains on the sale of investment securities, partially offset by an increase in net losses recognized in income related to derivative contracts. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The decrease in the Provision was primarily due to the decrease in the provision for unfunded home equity line commitments. The increase in total assets for the Treasury and Other segment was primarily due to an increase in our interest-bearing deposits in other banks, partially offset by a decrease in our investment securities portfolio.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2023 and 2022, cash and cash equivalents were $1.7 billion and $0.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.3 billion and $4.0 billion as of December 31, 2023, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $3.2 billion and $4.3 billion as of December 31, 2022, respectively. As of December 31, 2023 and 2022, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of December 31, 2023, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.2 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.9 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2023, we have borrowing capacity of $2.5 billion from the FHLB and $3.3 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.5 billion and $20.2 billion as of December 31, 2023 and 2022, which represented 91% and 93%, respectively, of our total deposits as of December 31, 2023 and 2022, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

In March 2023, to enhance liquidity as a precaution in light of recent volatility in the banking sector, the Bank took $500.0 million in FHLB advances. For information with respect to the financial terms of such advances, see “ – Short-term Borrowings.” We also utilize short-term advances to help manage liquidity needs that may arise from time to time.

Our material cash requirements from our current and long-term contractual obligations as of December 31, 2023 are summarized in the following table:

Contractual Obligations					Table 8
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$3,262,048	$143,534	$50,166	$410	$3,456,158
Short-term borrowings	500,000	—	—	—	500,000
Noncancelable operating leases	8,009	10,785	8,451	62,557	89,802
Postretirement benefit contributions	1,220	2,743	3,068	7,863	14,894
Purchase obligations	97,391	104,204	33,259	4,832	239,686
Affordable housing commitments	49,686	29,667	248	1,104	80,705
Total Contractual Obligations	$3,918,354	$290,933	$95,192	$76,766	$4,381,245

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations, including the systems and applications in the Bank’s core system. Postretirement benefit contributions represent the minimum expected contribution to the postretirement benefit plan. Actual contributions may differ from these estimates.

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2023 and 2022 was $212.0 million and $206.2 million, respectively. The increase in UTB was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $80.7 million and $47.2 million as of December 31, 2023 and 2022, respectively.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2023 and 2022, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.3 billion and $1.4 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2023, there was one residential mortgage loan repurchase totaling $0.2 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2023, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2023.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2023, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2023, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 9 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of December 31, 2023 and 2022:

Investment Securities		Table 9
	December 31,	December 31,
(dollars in thousands)	2023	2022
U.S. Treasury and government agency debt securities	$32,503	$150,982
Government-sponsored enterprises debt securities	19,592	44,301
Mortgage-backed securities:
Residential - Government agency	10,182	59,723
Residential - Government-sponsored enterprises	783,297	1,160,455
Commercial - Government agency	218,674	237,853
Commercial - Government-sponsored enterprises	86,431	119,573
Commercial - Non-agency	21,683	21,471
Collateralized mortgage obligations:
Government agency	471,150	653,322
Government-sponsored enterprises	363,970	462,132
Collateralized loan obligations	247,854	241,321
Total available-for-sale securities	$2,255,336	$3,151,133

Government agency debt securities	$52,051	$54,318
Mortgage-backed securities:
Residential - Government agency	43,885	46,302
Residential - Government-sponsored enterprises	99,379	106,534
Commercial - Government agency	30,795	30,544
Commercial - Government-sponsored enterprises	1,129,738	1,150,449
Collateralized mortgage obligations:
Government agency	989,130	1,080,492
Government-sponsored enterprises	1,642,274	1,798,178
Debt securities issued by states and political subdivisions	54,197	53,822
Total held-to-maturity securities	$4,041,449	$4,320,639

Table 10 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of December 31, 2023:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2023
Available-for-sale securities
U.S. Treasury and government agency debt securities	$25.1	1.48%	$8.1	0.89%	$—	—%	$—	—%	$33.2	1.33%	$32.5
Government-sponsored enterprises debt securities	—	—	20.0	3.33	—	—	—	—	20.0	3.33	19.6
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	11.3	2.84	—	—	11.3	2.84	10.2
Residential - Government-sponsored enterprises(2)	—	—	895.4	1.33	—	—	—	—	895.4	1.33	783.3
Commercial - Government agency(2)	4.1	3.18	232.0	1.88	32.8	1.76	—	—	268.9	1.89	218.7
Commercial - Government-sponsored enterprises(2)	28.3	2.97	65.2	1.32	—	—	—	—	93.5	1.82	86.4
Commercial - Non-agency	—	—	—	—	—	—	22.0	6.02	22.0	6.02	21.7
Collateralized mortgage obligations(2):
Government agency	5.6	1.81	225.2	1.85	307.9	1.79	—	—	538.7	1.81	471.1
Government-sponsored enterprises	5.7	1.51	260.7	1.27	159.4	1.82	—	—	425.8	1.48	364.0
Collateralized loan obligations	—	—	9.3	6.26	97.7	6.14	142.9	5.71	249.9	5.90	247.8
Total available-for-sale securities as of December 31, 2023	$68.8	2.22%	$1,715.9	1.51%	$609.1	2.51%	$164.9	5.75%	$2,558.7	2.04%	$2,255.3
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$52.0	1.58%	$52.0	1.58%	$47.5
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	43.9	2.15	—	—	43.9	2.15	38.7
Residential - Government-sponsored enterprises	—	—	—	—	46.3	1.42	53.1	1.75	99.4	1.59	88.4
Commercial - Government agency	—	—	6.3	1.64	24.5	2.02	—	—	30.8	1.94	23.8
Commercial - Government-sponsored enterprises	—	—	167.8	1.80	538.8	1.74	423.1	2.40	1,129.7	2.00	999.2
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	865.4	1.40	123.7	1.36	989.1	1.39	879.7
Government-sponsored enterprises	—	—	206.3	1.60	1,335.2	1.49	100.8	1.43	1,642.3	1.50	1,448.4
Debt securities issued by state and political subdivisions	—	—	—	—	22.1	2.13	32.1	2.37	54.2	2.27	49.2
Total held-to-maturity securities as of December 31, 2023	$—	—%	$380.4	1.69%	$2,876.2	1.53%	$784.8	2.01%	$4,041.4	1.64%	$3,574.9
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.3 billion as of December 31, 2023, a decrease of $1.2 billion or 16% compared to December 31, 2022. The lower balances in investment securities were driven by sales, maturities, and payments during the year ended December 31, 2023, which were used to fund loan growth and offset a decline in deposits. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

During the year ended December 31, 2022, we reclassified at fair value $4.6 billion in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. In addition, we consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the year ended December 31, 2023.

As of December 31, 2023, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the consolidated balance sheets, with $3.5 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.4 billion in mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities and non-agency entities, $247.9 million in collateralized loan obligations, $104.1 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $54.2 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively. Gross unrealized losses in our investment securities portfolio were $770.2 million and $904.3 million as of December 31, 2023 and 2022. The lower gross unrealized loss position was primarily due to paydowns in our investment securities portfolio.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2023 and 2022, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of December 31, 2023 and 2022, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2023 and 2022, we held $32.6 million and $10.1 million in FHLB stock, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of December 31, 2023 and 2022:

Loans and Leases		Table 11
	December 31,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial:
Commercial and industrial excluding Paycheck Protection Program loans	$2,156,872	$2,217,604
Paycheck Protection Program loans	8,477	18,293
Total commercial and industrial	2,165,349	2,235,897
Commercial real estate	4,340,243	4,132,309
Construction	900,292	844,643
Residential:
Residential mortgage	4,283,315	4,302,788
Home equity line	1,174,588	1,055,351
Total residential	5,457,903	5,358,139
Consumer	1,109,901	1,222,934
Lease financing	379,809	298,090
Total loans and leases	$14,353,497	$14,092,012

Total loans and leases were $14.4 billion as of December 31, 2023, an increase of $261.5 million or 2% from December 31, 2022, with increases in commercial real estate loans, construction loans, residential real estate loans and lease financing, partially offset by decreases in commercial and industrial loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of December 31, 2023, a decrease of $70.5 million or 3% from December 31, 2022.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and the operating cash flow from the business, respectively. Commercial real estate loans were $4.3 billion as of December 31, 2023, an increase of $207.9 million or 5% from December 31, 2022. This increase was primarily due to completed construction loans that were converted to commercial real estate loans during the year.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $900.3 million as of December 31, 2023, an increase of $55.6 million or 7% from December 31, 2022. The increase in construction loans was primarily due to draws on existing lines, partially offset by the completion of construction loans mentioned above during the year.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including HELOC. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.5 billion as of December 31, 2023, an increase of $99.8 million or 2% from December 31, 2022.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.1 billion as of December 31, 2023, a decrease of $113.0 million or 9% from December 31, 2022. This decrease was primarily due to a $115.0 million decrease in indirect automobile loans, partially offset by a slight increase in credit card balances.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $379.8 million as of December 31, 2023, an increase of $81.7 million or 27% from December 31, 2022. The increase was primarily due to the closing of several large lease transactions during the year.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to SOFR and Prime, hybrid rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of December 31, 2023:

Loans and Leases by Rate Type										Table 12
	December 31, 2023
	Adjustable Rate
								Hybrid	Fixed
(dollars in thousands)	Treasury	LIBOR	BSBY	Prime	SOFR (1)	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$—	$40,636	$289,544	$885,392	$640,555	$1,856,127	$24,153	$285,069	$2,165,349
Commercial real estate	—	—	84,935	483,260	2,384,924	904,599	3,857,718	145,953	336,572	4,340,243
Construction	9	—	26,298	96,807	603,457	14,395	740,966	5,173	154,153	900,292
Residential:
Residential mortgage	6,033	86,461	—	11,542	147,441	71,514	322,991	552,275	3,408,049	4,283,315
Home equity line	91	—	—	534	—	—	625	920,577	253,386	1,174,588
Total residential	6,124	86,461	—	12,076	147,441	71,514	323,616	1,472,852	3,661,435	5,457,903
Consumer	1,020	—	50	337,088	—	1,134	339,292	729	769,880	1,109,901
Lease financing	—	—	—	—	—	—	—	—	379,809	379,809
Total loans and leases	$7,153	$86,461	$151,919	$1,218,775	$4,021,214	$1,632,197	$7,117,719	$1,648,860	$5,586,918	$14,353,497

% by rate type at December 31, 2023	1%	1%	1%	8%	28%	11%	50%	11%	39%	100%
(1)	Includes $3.3 billion in CME Term SOFR loans.

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of December 31, 2023 and 2022:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$862,698	$1,179,343	$97,416	$25,892	$2,165,349
Commercial real estate	2,353,847	1,599,984	386,412	—	4,340,243
Construction	392,328	459,314	48,650	—	900,292
Residential:
Residential mortgage	4,134,062	2,682	146,571	—	4,283,315
Home equity line	1,130,999	313	43,276	—	1,174,588
Total residential	5,265,061	2,995	189,847	—	5,457,903
Consumer	761,328	38,577	307,358	2,638	1,109,901
Lease financing	171,629	193,740	14,440	—	379,809
Total Loans and Leases	$9,806,891	$3,473,953	$1,044,123	$28,530	$14,353,497
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(2)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2022
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$917,232	$1,192,766	$98,601	$27,298	$2,235,897
Commercial real estate	2,306,075	1,435,512	390,722	—	4,132,309
Construction	361,899	475,744	7,000	—	844,643
Residential:
Residential mortgage	4,152,272	452	150,064	—	4,302,788
Home equity line	1,020,538	—	34,813	—	1,055,351
Total residential	5,172,810	452	184,877	—	5,358,139
Consumer	877,550	41,647	300,324	3,413	1,222,934
Lease financing	90,755	193,423	13,912	—	298,090
Total Loans and Leases	$9,726,321	$3,339,544	$995,436	$30,711	$14,092,012
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 15 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of December 31, 2023:

Maturities for Loan and Lease Portfolio(1)					Table 15
	December 31, 2023
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$709,528	$1,161,302	$220,928	$73,591	$2,165,349
Commercial real estate	711,807	2,161,736	1,439,768	26,932	4,340,243
Construction	283,216	497,980	88,193	30,903	900,292
Residential:
Residential mortgage	15,368	48,057	454,488	3,765,402	4,283,315
Home equity line	18,903	104,408	150,736	900,541	1,174,588
Total residential	34,271	152,465	605,224	4,665,943	5,457,903
Consumer	177,501	757,675	174,725	—	1,109,901
Lease financing	21,235	148,253	147,122	63,199	379,809
Total Loans and Leases	$1,937,558	$4,879,411	$2,675,960	$4,860,568	$14,353,497

Total of loans and leases with:
Adjustable interest rates	$1,756,286	$3,593,548	$1,510,697	$257,188	$7,117,719
Hybrid interest rates	47,461	186,323	136,877	1,278,199	1,648,860
Fixed interest rates	133,811	1,099,540	1,028,386	3,325,181	5,586,918
Total Loans and Leases	$1,937,558	$4,879,411	$2,675,960	$4,860,568	$14,353,497
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More as of December 31, 2023 and 2022:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	December 31,
(dollars in thousands)	2023	2022
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$970	$1,215
Commercial real estate	2,953	727
Total Commercial Loans	3,923	1,942
Residential Loans:
Residential mortgage	7,620	6,166
Home equity line	7,052	3,797
Total Residential Loans	14,672	9,963
Total Non-Accrual Loans and Leases	18,595	11,905
Other Real Estate Owned ("OREO")	—	91
Total Non-Performing Assets	$18,595	$11,996

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$494	$291
Commercial real estate	300	—
Total Commercial Loans	794	291
Residential mortgage	—	58
Consumer	2,702	2,885
Total Accruing Loans and Leases Past Due 90 Days or More	$3,496	$3,234

Total Loans and Leases	$14,353,497	$14,092,012

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.13%	0.08%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.13%	0.09%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.15%	0.11%

Table 17 presents the activity in NPAs for the years ended December 31, 2023 and 2022:

Non-Performing Assets		Table 17
	Year Ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of year	$11,996	$7,257
Additions	13,238	8,527
Reductions
Payments	(3,684)	(1,906)
Return to accrual status	(2,571)	(760)
Sales of other real estate owned	(91)	(314)
Transfers to loans held for sale	—	(288)
Charge-offs/write-downs	(293)	(520)
Total Reductions	(6,639)	(3,788)
Balance at end of year	$18,595	$11,996

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

Total NPAs were $18.6 million as of December 31, 2023, an increase of $6.6 million or 55% from December 31, 2022. The ratio of our NPAs to total loans and leases and OREO was 0.13% as of December 31, 2023, a four basis point increase from December 31, 2022. The increase in total NPAs was due to a $3.3 million increase in home equity lines, a $2.2 million increase in commercial real estate loans and a $1.5 million increase in residential mortgage loans, offset by a $0.2 million decrease in commercial and industrial loans and a $0.1 million decrease in OREO.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2023, residential mortgage non-accrual loans were $7.6 million, an increase of $1.5 million or 24% from December 31, 2022. This increase was primarily due to additions in residential mortgage loans of $3.3 million, offset by $1.0 million in payments, $0.8 million in returns to accrual status and a $0.1 million transfer to OREO. As of December 31, 2023, our residential mortgage non-accrual loans were comprised of 37 loans with a weighted average current loan-to-value (“LTV”) ratio of 37%.

Home equity line non-accrual loans were $7.1 million as of December 31, 2023, an increase of $3.3 million or 86% from December 31, 2022. This increase was due to additions in home equity lines of $7.0 million, offset by returns to accrual status of $1.8 million, payments of $1.6 million and charge-offs of $0.3 million.

Commercial and industrial non-accrual loans were $1.0 million as of December 31, 2023, a decrease of $0.2 million or 20% from December 31, 2022, primarily due to payments during the year.

Commercial real estate non-accrual loans were $3.0 million as of December 31, 2023, an increase of $2.2 million from December 31, 2022. This increase was due to additions in commercial real estate loans of $2.9 million, offset by $0.7 million in payments.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of December 31, 2023. OREO was $0.1 million as of December 31, 2022, which was comprised of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.5 million as of December 31, 2023, an increase of $0.3 million or 8% as compared to December 31, 2022. This increase was due to increases in commercial real estate loans of $0.3 million, commercial and industrial loans of $0.2 million, offset by a decrease in consumer loans of $0.2 million that were past due 90 days or more and still accruing interest as of December 31, 2023.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 18 presents an analysis of our ACL for the years ended December 31, 2023 and 2022:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 18
	December 31,
(dollars in thousands)	2023	2022
Balance at Beginning of Year	$177,735	$187,584
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(3,482)	(2,012)
Commercial real estate	(2,500)	(750)
Total Commercial Loans	(5,982)	(2,762)
Residential Loans:
Residential mortgage	(122)	(103)
Home equity line	(292)	(1,175)
Total Residential Loans	(414)	(1,278)
Consumer	(17,110)	(16,848)
Total Loans and Leases Charged-Off	(23,506)	(20,888)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	3,346	897
Commercial real estate	—	14
Lease financing	—	60
Total Commercial Loans	3,346	971
Residential Loans:
Residential mortgage	141	418
Home equity line	702	713
Total Residential Loans	843	1,131
Consumer	7,090	7,545
Total Recoveries on Loans and Leases Previously Charged-Off	11,279	9,647
Net Loans and Leases Charged-Off	(12,227)	(11,241)
Provision for Credit Losses	26,630	1,392
Balance at End of Year	$192,138	$177,735
Components:
Allowance for Credit Losses	$156,533	$143,900
Reserve for Unfunded Commitments	35,605	33,835
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$192,138	$177,735
Average Loans and Leases Outstanding	$14,266,291	$13,314,821
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.09%	0.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.09%	1.02%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	8.42x	12.09x

Tables 19 and 20 present the allocation of the ACL by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of December 31, 2023 and 2022:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,956	0.69%	15.09%
Commercial real estate	43,944	1.01	30.24
Construction	10,392	1.15	6.27
Lease financing	1,754	0.46	2.65
Total commercial	71,046	0.91	54.25
Residential mortgage	36,880	0.86	29.84
Home equity line	11,728	1.00	8.18
Total residential	48,608	0.89	38.02
Consumer	36,879	3.32	7.73
Total	$156,533	1.09%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 20
	December 31, 2022
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,564	0.65%	15.87%
Commercial real estate	43,810	1.06	29.31
Construction	5,843	0.69	5.99
Lease financing	1,551	0.52	2.13
Total commercial	65,768	0.88	53.30
Residential mortgage	35,175	0.82	30.53
Home equity line	8,296	0.79	7.49
Total residential	43,471	0.81	38.02
Consumer	34,661	2.83	8.68
Total	$143,900	1.02%	100.00%

Table 21 presents the net charge-offs (recoveries) to average loans and leases by category during the years ended December 31, 2023 and 2022:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category		Table 21
	December 31,
	2023	2022
Commercial and industrial	0.01%	0.06%
Commercial real estate	0.06	0.02
Construction	—	—
Lease financing	—	(0.02)
Total commercial	0.03	0.03
Residential mortgage	—	(0.01)
Home equity line	(0.04)	0.05
Total residential	(0.01)	—
Consumer	0.85	0.76
Total loans and leases	0.09%	0.08%

As of December 31, 2023, the ACL was $156.5 million or 1.09% of total loans and leases outstanding, compared with an ACL of $143.9 million or 1.02% of total loans and leases outstanding as of December 31, 2022. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy.

Net charge-offs of loans and leases were $12.2 million or 0.09% of total average loans and leases for the year ended December 31, 2023 compared to $11.2 million or 0.08% for 2022. Net charge-offs in our commercial lending portfolio were $2.6 million for the year ended December 31, 2023 compared to net charge-offs of $1.8 million for 2022. Net recoveries in our residential lending portfolio were $0.4 million for the year ended December 31, 2023 compared to net charge-offs of $0.1 million for 2022. Net charge-offs in our consumer lending portfolio were $10.0 million for the year ended December 31, 2023 compared to net charge-offs of $9.3 million for 2022. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of December 31, 2023 and 2022. Furthermore, as of December 31, 2023, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both December 31, 2023 and 2022. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company performed its annual assessment of the criteria included in Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2023. Future events, including volatility in domestic and global markets, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $845.7 million as of December 31, 2023, an increase of $48.7 million or 6% from December 31, 2022. This increase was due to a $39.5 million increase in affordable housing and other tax credit investment partnership interests and a $14.8 million increase in variable interest securities.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 22 presents the composition of our deposits as of December 31, 2023 and December 31, 2022:

Deposits		Table 22
	December 31,
(dollars in thousands)	2023	2022
U.S.:
Demand	$6,609,483	$7,978,046
Savings	5,986,066	5,957,368
Money Market	3,583,191	3,714,244
Time	3,162,658	2,265,163
Foreign(1):
Demand	974,079	886,600
Savings	459,018	425,542
Money Market	264,662	251,179
Time	293,500	210,887
Total Deposits(2)	$21,332,657	$21,689,029
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.8 billion as of December 31, 2023, a decrease of $129.2 million or 7% compared to December 31, 2022.

Total deposits were $21.3 billion as of December 31, 2023, a decrease of $356.4 million or 2% from December 31, 2022. The decrease in deposit balances stemmed primarily from a $951.1 million decrease in non-public demand deposit balances, a $330.0 million decrease in public demand deposit balances, a $116.4 million decrease in non-public savings deposit balances and a $115.3 million decrease in non-public money market deposit balances. These decreases were partially offset by a $955.7 million increase in non-public time deposit balances, a $178.6 million increase in public savings deposit balances and a $24.4 million increase in public time deposit balances.

As of December 31, 2023 and 2022, the amount of deposits that exceeded FDIC insurance limits were estimated to be $10.8 billion, or 51% of total deposits, and $11.1 billion, or 51% of total deposits, respectively. At December 31, 2023 and 2022, the Company had $1.8 billion and $1.9 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of December 31, 2023 and 2022, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.1 billion, or 42% of total deposits, and $9.2 billion, or 42% of total deposits, respectively. As of December 31, 2023 and 2022, deposits accounts above $250,000 were estimated to be $12.6 billion and $13.3 billion, respectively. As of December 31, 2023 and 2022, deposit balances over $250,000 in corporate operating accounts were estimated to be $2.3 billion and $2.9 billion, respectively.

Table 23 presents the amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of December 31, 2023:

Uninsured Time Deposits	Table 23
(dollars in thousands)	December 31, 2023
Three months or less	$910,680
Over three through six months	315,844
Over six through twelve months	426,165
Over twelve months	34,388
Total(1)	$1,687,077
(1)	Includes $0.9 billion in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023.

As of both December 31, 2023 and 2022, the Company had a remaining line of credit of $2.5 billion available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of December 31, 2023 and residential real estate loan collateral as of December 31, 2022.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $92.8 million as of December 31, 2023, a decrease of $1.1 million or 1% from December 31, 2022. The balance as of December 31, 2023 included retirement benefits payable of $103.3 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $10.5 million.

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

As of December 31, 2023, our capital levels remained characterized as “well capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 24 below. There have been no conditions or events since December 31, 2023 that management believes have changed either the Company’s or the Bank’s capital classifications.

Regulatory Capital		Table 24
	December 31,
(dollars in thousands)	2023	2022
Stockholders' Equity	$2,486,066	$2,269,005
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(530,210)	(639,254)
Common Equity Tier 1 Capital and Tier 1 Capital	$2,020,784	$1,912,767
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	192,138	177,735
Total Capital	$2,212,922	$2,090,502
Risk-Weighted Assets	$16,308,345	$16,182,743

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.39%	11.82%
Tier 1 Capital Ratio	12.39%	11.82%
Total Capital Ratio	13.57%	12.92%
Tier 1 Leverage Ratio	8.64%	8.11%

Total stockholders’ equity was $2.5 billion as of December 31, 2023, an increase of $217.1 million or 10% from December 31, 2022. The increase in stockholders’ equity was primarily due to net unrealized gains in our investment securities portfolio, net of tax, of $105.1 million and earnings for the year ended December 31, 2023 of $235.0 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $132.6 million.

In January 2023, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2023. The Company did not repurchase any common stock outstanding under this stock repurchase program during the year ended December 31, 2023. In January 2024, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2024. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In January 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on March 1, 2024 to shareholders of record at the close of business on February 16, 2024.

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

Allowance for Credit Losses

Management’s evaluation of the adequacy of the ACL is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, significant reliance on estimated loss rates on portfolios and consideration of our evaluation of macro-economic factors and trends. While our methodology involves estimating an ACL for each of our commercial, residential real estate and consumer portfolio segments, the entire ACL is available to absorb credit losses in the total loan and lease portfolio.

The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected from loans and leases. Loans and leases are charged-off against the ACL when management believes the loan or lease balance is deemed uncollectible. Recoveries do not exceed the aggregate of amounts previously charged-off. Changes in the ACL and, therefore, in the related Provision, can materially affect net income. In applying the judgment and review required to determine the ACL, management considers changes in economic conditions, customer behavior, and collateral value, among other factors. Economic factors or business decisions may affect the composition and mix of the loan and lease portfolio, causing management to increase or decrease the ACL.

The following are some of the significant judgments and inherent limitations which affect the estimate of the ACL:

●	The Accuracy of Internal Credit Risk Ratings, Monitoring of Loans Past Due and Delinquency Trends. The ACL related to our commercial portfolio segment is generally most sensitive to the accuracy of internal credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an internal team of credit specialists.
●	Data. We have applied considerable judgments about the sufficiency and applicability of our internal data to provide an accurate view of historical loss information. For each of our portfolio segments we have examined between 8 and 12 years of historical data. For many of our residential real estate and consumer loan classes, we have assumed that the historical loss period observed is sufficient to capture a full credit loss cycle and that the credit loss exposures observed over this historical loss period are representative of those for which we will be making estimates of future expected credit losses under CECL. In making this assumption, we have relied on the fact that the historical loss period incorporated the most recent observed recessionary period as well as the subsequent period of sustained recovery and growth.
●	Reasonable and Supportable Forecast Period. For contractual periods which extend beyond the one-year reasonable and supportable forecast period, management elected an immediate reversion to the mean approach. Management will continue to assess whether a one-year reasonable and supportable forecast period is appropriate. Changes to the economic environment and uncertainty with regards to the timing and extent of an economic recovery may result in management decreasing or increasing the current reasonable and supportable forecast period.
●	Economic Adjustments over the Reasonable and Supportable Forecast Period. The Company uses a one-variable regression model to estimate the impact of Management’s economic outlook over the reasonable and supportable forecast period. The model uses the economic forecast as the input and outputs modifiers that adjust the long-run default rates. The Company’s economic forecast framework allows management to use judgment in selecting the economic model input and output.
●	Qualitative Adjustments. For risks not captured in the long-run default rates or in the economic forecast model, the Company applies segment level dollar adjustments. These adjustments are estimated based on the best information available as of the reporting date and may include, as appropriate, overlays to account for economic related conditions not captured in the economic forecast model but expected to potentially impact losses, adjustments for model limitations, regulatory determinants, overlays for natural disasters, and other events such as the COVID-19 pandemic and the Maui wildfires.

●	Identification and Measurement of Individually Assessed Loans, including Loans Modified with a Borrower Experiencing Financial Difficulty. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified with a borrower experiencing financial difficulty. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows. The development of these expectations requires significant management judgment and estimation.

The ACL for loans and leases was $156.5 million as of December 31, 2023, which represented an increase of $12.6 million, compared to the ACL for loans and leases of $143.9 million as of December 31, 2022. The level of the ACL was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy. The reserve for unfunded commitments was $35.6 million as of December 31, 2023, which represented an increase of $1.8 million, compared to the reserve for unfunded commitments of $33.8 million as of December 31, 2022. The ACL for loans and leases and the reserve for unfunded commitments was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability.

To illustrate the sensitivity of the Company’s ACL model to credit quality, we downgraded the internal credit risk ratings on commercial loans by one grade and reduced FICO scores on retail loans by ten points. Downgrading 1% of our commercial portfolio would increase the ACL at December 31, 2023 by approximately $1.3 million, and reducing FICO scores on the entire retail portfolio would increase the ACL at December 31, 2023 by approximately $4.1 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in internal credit risk ratings and FICO scores may have on the ACL estimate, with all other inputs remaining constant.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data and “Analysis of Financial Condition — Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments” for more information on the ACL.

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

The fair value of our reporting units is estimated using valuation methods based on the market and income approaches:

●	The market approach primarily involves the calculation of valuation multiples of comparable public companies (e.g., based on market capitalization, net income, book equity and tangible book equity). Because the initial fair value determined under the market approach represents a noncontrolling interest, a control premium is applied to arrive at the estimated fair value on a controlling basis. The key assumptions with respect to this method are the selected multiples and control premium.

●	The income approach uses a discounted cash flow (DCF) method to value a company on a going concern basis. The DCF method is based on the present value of (1) multi-period projections of free cash flows and (2) a terminal value. The sum of the present value of the cash flows from the discrete period and the present value of the terminal value represents the fair value of the reporting unit under the income approach. The projected cash flows and terminal value are converted to present value through applying a discount rate. The key assumptions with respect to this method are the determination of the free cash flows, discount rate and terminal value.

The Company performed its annual quantitative impairment test in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2023.

Estimating the fair value of a reporting unit requires significant judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Changes in these factors, as well as downturns in economic or business conditions, including volatility in domestic and global markets, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, could have a significant adverse impact on the fair value of our reporting units in relation to their carrying amounts and could necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Because there was no impairment for the current year ended December 31, 2023, our goodwill balance remained unchanged at December 31, 2023, compared to December 31, 2022.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2023 and 2022, $2.3 billion or 9% and $3.2 billion or 13%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2023 and 2022, $4.6 million or less than 1% and $50.1 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2023 and 2022, $2.3 million and $49.3 million, respectively, was classified in Level 2 of the fair value hierarchy and $2.3 million and $0.9 million, respectively, was classified in Level 3 of the fair value hierarchy. As of December 31, 2023 and 2022, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

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

The projected benefit obligation for pension benefits was $153.6 million as of December 31, 2023, which represented a decrease of $2.0 million, compared to the projected benefit obligation for pension benefits of $155.6 million as of December 31, 2022. The accumulated postretirement benefit obligation for other benefits was $16.8 million as of December 31, 2023, which represented an increase of $0.4 million, compared to the accumulated postretirement benefit obligation for other benefits of $16.4 million as of December 31, 2022.

To illustrate a hypothetical sensitivity analysis, if the discount rate assumption decreased by 100 basis points, the projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for other benefits at December 31, 2023 would increase by approximately $11.9 million and $1.5 million, respectively.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2023 and 2022, our liabilities for UTBs were $212.0 million and $206.2 million, respectively. See “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2023, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Commercial lending is further categorized into four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non-real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our Bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Our construction lending portfolio consists primarily of land loans, single family and condominium development loans. Financing of construction loans is subject to a high degree of credit risk given the long delivery time frames for such projects. Construction lending activities are underwritten on a project financing basis whereby the cash flows or lease rents from the underlying real estate collateral or the sale of the finished inventory is the primary source of repayment. Market feasibility analysis is typically performed by assessing market comparables, market conditions and demand in the specific lending area and general community. We require presales of finished inventory or preleasing requirements prior to loan funding. However, because this analysis is typically performed on a forward-looking basis, real estate construction projects typically present a higher risk profile in our lending activities. Lease financing activities include commercial single investor leases and leveraged leases used to purchase items ranging from computer equipment to transportation equipment. Underwriting of new leasing arrangements typically includes analyzing customer cash flows, evaluating secondary sources of repayment, such as the value of the leased asset, the guarantors’ net cash flows as well as other credit enhancements provided by the lessee.

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $395,000 as of December 31, 2023. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  All lines are underwritten at 2% over the fully indexed rate. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

The potential cash flows, sales or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of U.S. interest rates. In the banking industry, changes in interest rates can significantly impact earnings and the safety and soundness of an entity.

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

Table 25 presents, for the twelve months subsequent to December 31, 2023 and 2022, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2023 and 2022 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 25
	Static Forecast	Static Forecast
	December 31, 2023	December 31, 2022
Gradual Change in Interest Rates (basis points)
+100	1.9%	3.2%
+50	1.0	1.6
(50)	(1.0)	(1.7)
(100)	(2.1)	(3.4)

Immediate Change in Interest Rates (basis points)
+100	3.6%	5.8%
+50	1.8	2.9
(50)	(2.0)	(3.1)
(100)	(4.0)	(6.3)

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

Under the static balance sheet forecast as of December 31, 2023, our net interest income sensitivity profile is lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2022. The sensitivity outcomes described above are primarily due to the impact of accelerated deposit repricing as compared with December 31, 2022.

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

In addition, our business relied upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. According to the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, U.S. Dollar LIBOR settings have ceased to be provided or ceased to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. We transitioned our financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021, to alternative reference rates (collectively, “Alternative Rates”), with limited exceptions. As such, effective December 31, 2021, we have ceased the use of U.S Dollar LIBOR as a reference rate on all new contracts and continue to increase the usage of Alternative Rates such as the Secured Overnight Financing Rate (“SOFR”). A working group of key stakeholders from throughout the Company spearheaded the transition from LIBOR to Alternative Rates. There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events. The working group disbanded after the conclusion of the transition in December 2023.

Our LIBOR transition plan included work to ensure that our technology systems were prepared for the transition, our loan documents that reference LIBOR-based rates were appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders were apprised of the transition. We have implemented certain Prime Rate and SOFR conventions as we transitioned our products and transaction agreements to reference rates other than LIBOR. Commercial loans and investment securities have fully transitioned to SOFR rates. Residential mortgages with adjustable rates will fully transition off LIBOR to SOFR during the fourth quarter of 2024. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 12 in the section titled “Loans and Leases” in this MD&A.

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

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Allowance for Credit Losses (ACL)—Refer to Notes 1 and 5 to the consolidated financial statements.

Critical Audit Matter Description

The Company’s methodology leverages two quantitative models: a one variable forward-looking macroeconomic model that estimates the impact of management’s economic outlook and a transition probability matrix that estimates expected losses over the long run. The quantitative estimation is overlaid with qualitative adjustments to account for current conditions and forward-looking factors not captured in the quantitative model. Qualitative adjustments that are considered include adjustments for regulatory determinants, model limitations, and other current or anticipated events that are not captured in the Company’s historical loss experience.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the economic forecast adjustment and qualitative overlays included the following procedures, among others:

●	We tested the effectiveness of controls over the ACL, including management’s controls over the respective economic forecast and qualitative overlays selected.
●	We evaluated the reasonableness and conceptual soundness of the ACL modeling framework, including the selection of the economic forecast and the use of qualitative overlays.
●	We tested the mathematical accuracy of the calculation of the qualitative component of the ACL, as well as the accuracy and completeness of data used as inputs to the determination of the qualitative overlays.
●	We evaluated the reasonableness of the economic forecast selection, including assessing the basis for the selection and reasonable and supportable forecast period, as well as the accuracy and completeness of data used as inputs to the determination of the economic forecast.
●	We evaluated the qualitative overlays to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
●	We evaluated the magnitude and proportion of the overall allowance, including the directional consistency and magnitude of the qualitative overlays as compared to the prior year and prior quarters, as well as the absolute value of the ACL attributable to the qualitative overlays.
●	In order to identify potential bias in the determination of the ACL, we performed analytical analysis, including retrospective review, various coverage and ratio analysis, and peer institution analysis, to evaluate the relevance of the underlying drivers used to determine qualitative overlays and the economic forecast to credit losses in the loan portfolios.

Goodwill – Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description

Goodwill is tested for impairment by comparing the estimated fair value of each reporting unit to its carrying amount. The Company estimates the fair value of its reporting units by using valuation methods based on the market and income approaches. The market approach primarily involves the calculation of valuation multiples of comparable public companies and then applies a control premium to arrive at the estimated fair value on a controlling basis. The key assumptions with respect to this method are the selected multiples and control premium. The income approach uses a discounted cash flow (“DCF”) method to value a company on a going concern basis. The DCF method is based on the present value of multi-period projections of free cash flows and a terminal value. The key assumptions with respect to this method are the determination of the free cash flows, discount rate and terminal value.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rates and forecasts of future net interest income and net income for each reporting unit included the following procedures, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of fair value of the Retail Banking and Commercial Banking reporting units, including controls related to management’s forecasts and selection of the discount rates and forecasts of future net interest income and net income.
●	We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the forecasts to:
●	Supporting calculations of net interest income and net income.

●	Internal communications to management and the Board of Directors.

●	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the discount rates by:
●	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.

●	Developing a range of independent estimates and comparing those to the discount rates selected by management.

●	We performed a sensitivity analysis to stress the assumptions used.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 28, 2024

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Interest income
Loans and lease financing	$748,053	$509,820	$444,488
Available-for-sale investment securities	74,241	87,108	101,410
Held-to-maturity investment securities	73,497	55,376	—
Other	27,788	10,916	3,413
Total interest income	923,579	663,220	549,311
Interest expense
Deposits	258,221	49,201	13,853
Short-term and long-term borrowings	26,289	470	4,899
Other	2,942	—	—
Total interest expense	287,452	49,671	18,752
Net interest income	636,127	613,549	530,559
Provision for credit losses	26,630	1,392	(39,000)
Net interest income after provision for credit losses	609,497	612,157	569,559
Noninterest income
Service charges on deposit accounts	29,647	28,809	27,510
Credit and debit card fees	63,888	66,028	63,580
Other service charges and fees	37,299	37,036	38,578
Trust and investment services income	38,449	36,465	34,719
Bank-owned life insurance	15,326	1,248	13,185
Investment securities gains, net	792	—	102
Other	15,414	9,939	7,242
Total noninterest income	200,815	179,525	184,916
Noninterest expense
Salaries and employee benefits	225,755	199,129	182,384
Contracted services and professional fees	66,423	70,027	63,349
Occupancy	29,608	31,034	29,348
Equipment	45,109	34,506	24,719
Regulatory assessment and fees	32,073	9,603	8,245
Advertising and marketing	7,615	7,996	6,108
Card rewards program	31,627	30,990	25,244
Other	62,928	57,186	66,082
Total noninterest expense	501,138	440,471	405,479
Income before provision for income taxes	309,174	351,211	348,996
Provision for income taxes	74,191	85,526	83,261
Net income	$234,983	$265,685	$265,735
Basic earnings per share	$1.84	$2.08	$2.06
Diluted earnings per share	$1.84	$2.08	$2.05
Basic weighted-average outstanding shares	127,567,547	127,489,889	128,963,131
Diluted weighted-average outstanding shares	127,915,873	127,981,699	129,537,922

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$234,983	$265,685	$265,735
Other comprehensive income (loss), net of tax:
Net change in pensions and other benefits	58	18,959	7,347
Net change in investment securities	105,087	(531,818)	(160,644)
Net change in cash flow derivative hedges	3,899	(4,702)	—
Other comprehensive income (loss)	109,044	(517,561)	(153,297)
Total comprehensive income (loss)	$344,027	$(251,876)	$112,438

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2023	2022
Assets
Cash and due from banks	$185,015	$297,502
Interest-bearing deposits in other banks	1,554,882	229,122
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,558,675 as of December 31, 2023 and $3,549,599 as of December 31, 2022)	2,255,336	3,151,133
Held-to-maturity, at amortized cost (fair value: $3,574,856 as of December 31, 2023 and $3,814,822 as of December 31, 2022)	4,041,449	4,320,639
Loans held for sale	190	—
Loans and leases	14,353,497	14,092,012
Less: allowance for credit losses	156,533	143,900
Net loans and leases	14,196,964	13,948,112

Premises and equipment, net	281,461	280,355
Other real estate owned and repossessed personal property	—	91
Accrued interest receivable	84,417	78,194
Bank-owned life insurance	479,907	473,067
Goodwill	995,492	995,492
Mortgage servicing rights	5,699	6,562
Other assets	845,662	796,954
Total assets	$24,926,474	$24,577,223
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,749,095	$12,824,383
Noninterest-bearing	7,583,562	8,864,646
Total deposits	21,332,657	21,689,029
Short-term borrowings	500,000	75,000
Retirement benefits payable	103,285	102,577
Other liabilities	504,466	441,612
Total liabilities	22,440,408	22,308,218

Commitments and contingent liabilities (Note 17)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,340,539 / 127,618,761 as of December 31, 2023; issued/outstanding: 140,963,918 / 127,363,327 as of December 31, 2022)	1,413	1,410
Additional paid-in capital	2,548,250	2,538,336
Retained earnings	837,859	736,544
Accumulated other comprehensive loss, net	(530,210)	(639,254)
Treasury stock (13,721,778 shares as of December 31, 2023 and 13,600,591 shares as of December 31, 2022)	(371,246)	(368,031)
Total stockholders' equity	2,486,066	2,269,005
Total liabilities and stockholders' equity	$24,926,474	$24,577,223

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2020	129,912,272	$1,402	$2,514,014	$473,974	$31,604	$(276,890)	$2,744,104
Net income	—	—	—	265,735	—	—	265,735
Cash dividends declared ($1.04 per share)	—	—	—	(134,133)	—	—	(134,133)
Common stock issued under Employee Stock Purchase Plan	21,070	—	547	—	—	—	547
Equity-based awards	248,662	4	13,102	(1,042)	—	(3,108)	8,956
Common stock repurchased	(2,679,532)	—	—	—	—	(75,000)	(75,000)
Other comprehensive loss, net of tax	—	—	—	—	(153,297)	—	(153,297)
Balance as of December 31, 2021	127,502,472	1,406	2,527,663	604,534	(121,693)	(354,998)	2,656,912
Net income	—	—	—	265,685	—	—	265,685
Cash dividends declared ($1.04 per share)	—	—	—	(132,588)	—	—	(132,588)
Common stock issued under Employee Stock Purchase Plan	16,680	—	379	—	—	—	379
Equity-based awards	241,360	4	10,294	(1,087)	—	(3,555)	5,656
Common stock repurchased	(397,185)	—	—	—	—	(9,478)	(9,478)
Other comprehensive loss, net of tax	—	—	—	—	(517,561)	—	(517,561)
Balance as of December 31, 2022	127,363,327	1,410	2,538,336	736,544	(639,254)	(368,031)	2,269,005
Net income	—	—	—	234,983	—	—	234,983
Cash dividends declared ($1.04 per share)	—	—	—	(132,646)	—	—	(132,646)
Common stock issued under Employee Stock Purchase Plan	16,226	—	308	—	—	—	308
Equity-based awards	239,208	3	9,606	(1,022)	—	(3,215)	5,372
Other comprehensive income, net of tax	—	—	—	—	109,044	—	109,044
Balance as of December 31, 2023	127,618,761	$1,413	$2,548,250	$837,859	$(530,210)	$(371,246)	$2,486,066

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$234,983	$265,685	$265,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	26,630	1,392	(39,000)
Depreciation, amortization and accretion, net	42,767	56,747	51,844
Deferred income tax (benefit) provision	(13,656)	22,138	14,120
Stock-based compensation	9,609	10,298	13,106
Other (gains) losses	(5,834)	2,822	(4,143)
Originations of loans held for sale	(21,324)	(15,694)	(87,336)
Proceeds from sales of loans held for sale	22,240	15,234	100,499
Net gains on investment securities	(792)	—	(102)
Change in assets and liabilities:
Net (increase) decrease in other assets	(40,156)	18,469	(8,211)
Net increase in other liabilities	559	53,523	110,613
Net cash provided by operating activities	255,026	430,614	417,125
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	431,535	873,747	1,814,514
Proceeds from calls and sales	510,837	1,080	11,115
Purchases	—	(938,268)	(4,428,656)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	311,195	350,593	—
Proceeds from calls	8,290	585	—
Purchases	—	(79,470)	—
Other investments:
Proceeds from sales	131,288	7,967	28,483
Purchases	(133,212)	(31,087)	(80,464)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(177,923)	(914,318)	594,642
Proceeds from sales of loans originated for investment	—	288	2,200
Purchases of loans	(57,879)	(235,884)	(309,760)
Proceeds from bank-owned life insurance	8,486	—	7,903
Purchases of premises, equipment and software	(15,988)	(13,295)	(20,458)
Proceeds from sales of premises and equipment	8,509	17,304	4,021
Other	34	(4,342)	141
Net cash provided by (used in) investing activities	1,025,172	(965,100)	(2,376,319)
Cash flows from financing activities
Net (decrease) increase in deposits	(356,372)	(127,117)	2,588,423
Net (decrease) increase in short-term borrowings	(75,000)	75,000	—
Proceeds from long-term borrowings	500,000	—	—
Repayment of long-term borrowings	—	—	(200,010)
Dividends paid	(132,646)	(132,588)	(134,133)
Stock tendered for payment of withholding taxes	(3,215)	(3,555)	(3,108)
Proceeds from employee stock purchase plan	308	379	547
Common stock repurchased	—	(9,478)	(75,000)
Net cash (used in) provided by financing activities	(66,925)	(197,359)	2,176,719
Net increase (decrease) in cash and cash equivalents	1,213,273	(731,845)	217,525
Cash and cash equivalents at beginning of year	526,624	1,258,469	1,040,944
Cash and cash equivalents at end of year	$1,739,897	$526,624	$1,258,469

Supplemental disclosures
Interest paid	$262,186	$44,325	$23,001
Income taxes paid, net of income tax refunds	54,021	24,692	55,354
Noncash investing and financing activities:
Transfers from loans and leases and other assets to other real estate owned	—	226	316
Operating lease right-of-use assets obtained in exchange for new lease obligations	4,775	4,676	31,792
Transfers to loans and leases from loans held for sale	—	546	—
Transfers to loans held for sale from loans and leases	1,133	—	1,616
Obligation to fund low-income housing partnerships	63,086	7,569	35,721
Transfers of securities from available-for-sale to held-to-maturity	—	4,550,748	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2023, FHB was the largest bank in Hawaii in terms of total assets, loans and leases, deposits, and net income. FHB has 50 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company’s investments in these partnership interests are included in other assets in the consolidated balance sheets. Unfunded commitments to fund these investments were $80.7 million and $47.2 million as of December 31, 2023 and 2022, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Cash and Due from Banks

Cash and due from banks include amounts due from other financial institutions as well as in-transit clearings. Because amounts due from other financial institutions often exceed the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, the Company evaluates the credit risk of these institutions through periodic review of their financial condition and regulatory capital position. Under the terms of the Depository Institutions Deregulation and Monetary Control Act, the Company is required to maintain reserves with the Federal Reserve Bank of San Francisco (“FRB”) based on the amount of deposits held. Reserve requirements for all depository institutions were eliminated in March 2020. Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. All amounts are readily convertible to cash and have original maturities of less than 90 days.

Interest-bearing Deposits in Other Banks

Interest-bearing deposits in other banks include funds held in other financial institutions that are either fixed or variable rate instruments, including certificates of deposits. Interest income is recorded when earned and presented within other interest income in the Company’s consolidated statements of income.

Investment Securities

As of December 31, 2023 and December 31, 2022, investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis.

As of December 31, 2023 and 2022, the Company’s investment securities were categorized as either available-for-sale (investment securities that may be sold before maturity at the discretion of management) or held-to-maturity (investment securities that management has the positive intent and ability to hold to maturity). Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of available-for-sale investment securities are determined using the specific identification method. Held-to-maturity investment securities are reported at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the available-for-sale or held-to-maturity investment security is deemed uncollectible or when either of the criteria regarding intent or requirement to sell an available-for-sale investment security is met. Recoveries do not exceed the aggregate of amounts previously charged-off. As of December 31, 2023 and 2022, the Company’s available-for-sale and held-to-maturity investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Under 5% of the investment securities were comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2023 and 2022.

Accrued interest receivable related to available-for-sale and held-to-maturity investment securities are recorded separately from the amortized cost basis of investment securities on the Company’s consolidated balance sheet.

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

Generally, a non-accrual loan that has been modified with a borrower experiencing financial difficulty remains on nonaccrual status for at least six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment terms is uncertain, the loan remains on non-accrual status.

Allowance for Credit Losses

The allowance for credit losses for loans and leases (the “ACL”) is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected from loans and leases. Loans and leases are charged-off against the ACL when management believes the loan or lease balance is deemed uncollectible. Recoveries do not exceed the aggregate of amounts previously charged-off. The Company’s ACL and the reserve for unfunded commitments under the Current Expected Credit Losses (“CECL”) approach consist of quantitative and qualitative estimates. The Company’s methodology leverages two quantitative models: a one variable forward-looking macroeconomic model that estimates the impact of management’s economic outlook and a transition probability matrix that estimates expected losses over the long run. The quantitative estimation is overlaid with qualitative adjustments to account for current conditions and forward-looking factors not captured in the quantitative model. Qualitative adjustments that are considered include adjustments for regulatory determinants, model limitations, and other current or anticipated events that are not captured in the Company’s historical loss experience.

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

Management reviews relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts about the future. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

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

The ECL model is applied to current credit exposures at the account level, using assumptions calibrated at the portfolio segment level using internal historical loan and lease data. The Company estimates the default risk of a credit exposure over the remaining life of each account using a transition probability matrix approach which captures both the average rate of up/down-grade and default transitions, as well as withdrawal rates which capture the historical rate of exposure decline due to loan and lease amortization and prepayment. To apply the transition matrices, each credit exposure’s remaining life is split into two time segments. The first time segment is for the reasonable and supportable forecast period over which the transition matrices which are applied have been adjusted to incorporate current and forecasted conditions over that period. Management has determined that using a one year time horizon for the reasonable and supportable forecast period for all classes of loans and leases is a reasonable forecast horizon given the difficulty in predicting future economic conditions with a high degree of certainty. The second time segment is from the end of the reasonable and supportable forecast period to the maturity of the exposure, over which long-run average transition matrices are applied. Management elected to use an immediate reversion to the mean approach. Lifetime loss rates are applied against the amortized cost basis of loans and leases and unfunded commitments to estimate the ACL and the reserve for unfunded commitments, respectively.

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

The economic forecast framework allows management to use judgment in selecting the economic model input in cases where management’s outlook diverges from the official forecasts, and to apply qualitative dollar overlays to account for other economic related conditions not captured in the economic forecast model but are expected to potentially impact losses.

To inform the qualitative overlay, the team reviews other relevant economic variables and economic factors at the time of the meeting that could potentially impact future losses. These materials are presented to the economic forecasting team as they are economic in nature. If determined to be relevant and needing to be considered in the ACL estimate, these risks will be accounted for in the ACL estimate through a qualitative dollar overlay that is determined using either quantitative analysis or qualitative judgment, or a mix of both. These other factors could include inflation indicators, personal income, or visitor arrivals, for example.

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

Bank-Owned Life Insurance

The Company purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of these policies. Bank-owned life insurance is recorded on the Company’s consolidated balance sheets at its cash surrender value (“CSV”). Changes in the CSV and any death benefits received in excess of the CSV are recognized as noninterest income in the consolidated statements of income.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2023, 2022 and 2021.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2023, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $7.6 million, $8.0 million, and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This update eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in Subtopic 310-40 and amends the guidance on vintage disclosures to require disclosure of current period gross charge-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the provisions of ASU No. 2022-02 on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements. See “Note 5. Allowance for Credit Losses” for required disclosures related to this new guidance.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842), Common Control Arrangements. This update clarifies the accounting for leasehold improvements associated with common control leases. Prior to this update, Topic 842 generally required leasehold improvements to have an amortization period consistent with the shorter of the useful life of those improvements or the remaining lease term. This update will require leasehold improvements associated with common control leases to be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease, and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. In addition, this update also subjects leasehold improvements to the impairment guidance in Topic 360, Property, Plant, and Equipment. The Company adopted the provisions of ASU No. 2023-01 on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This update expands the population of tax equity investments for which a reporting entity may elect to apply the proportional amortization method (“PAM”). Under current guidance, an entity can only elect to apply the PAM to investments in low-income housing tax credit (“LIHTC”) structures. This update permits an entity to make an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the PAM if certain conditions are met. An accounting policy election is made to apply the PAM on a tax credit program-by-program basis rather than electing to apply the PAM at the reporting entity level or to individual investments. By applying the PAM, a reporting entity must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credits received. For all tax equity investments accounted for using the PAM, this update also requires the use of the delayed equity contribution guidance. LIHTC investments not accounted for using the PAM will no longer be permitted to use the delayed equity contribution guidance. In addition, LIHTC investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10, Investments—Equity Method and Joint Ventures—Overall. Further, LIHTC investments that are not accounted for using the PAM or the equity method must use the guidance in Topic 321, Investments—Equity Securities, when accounting for equity investments. In addition, the amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the PAM, including investments within that elected program that do not meet the conditions to apply the PAM. Such disclosures include the nature of its tax equity investments and the effect of such investments and related income tax credits and other income tax benefits on its financial position and results of operations. The Company adopted the provisions of ASU No. 2023-02 on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. In addition, the amendments clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and expand interim disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments are effective for the Company’s annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardizing and disaggregating rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for the Company’s annual periods beginning January 1, 2025. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

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

Changes in the loans to such executive officers, directors and affiliates during 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of year	$57,247	$86,035	$91,226
New loans made	5,884	10,776	2,659
Repayments	(10,099)	(39,564)	(7,850)
Balance at end of year	$53,032	$57,247	$86,035

There were no noninterest expense and noninterest income to and from affiliates during the years ended December 31, 2023, 2022 and 2021. Additionally, the Company had no other liabilities with affiliates and no off-balance sheet commitments with affiliates to purchase and sell foreign currencies as of December 31, 2023 and 2022.

3. Investment Securities

As of December 31, 2023 and 2022, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2023 and 2022, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2023 and 2022 were as follows:

	2023				2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$33,169	$—	$(666)	$32,503	$163,309	$—	$(12,327)	$150,982
Government-sponsored enterprises debt securities	20,000	—	(408)	19,592	45,000	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	11,303	—	(1,121)	10,182	66,792	—	(7,069)	59,723
Residential - Government-sponsored enterprises	895,421	—	(112,124)	783,297	1,317,718	—	(157,263)	1,160,455
Commercial - Government agency	268,944	—	(50,270)	218,674	282,700	—	(44,847)	237,853
Commercial - Government-sponsored enterprises	93,459	—	(7,028)	86,431	130,612	—	(11,039)	119,573
Commercial - Non-agency	21,964	—	(281)	21,683	21,964	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	538,718	—	(67,568)	471,150	738,524	—	(85,202)	653,322
Government-sponsored enterprises	425,826	—	(61,856)	363,970	533,103	—	(70,971)	462,132
Collateralized loan obligations	249,871	43	(2,060)	247,854	249,877	50	(8,606)	241,321
Total available-for-sale securities	$2,558,675	$43	$(303,382)	$2,255,336	$3,549,599	$50	$(398,516)	$3,151,133

Government agency debt securities	$52,051	$—	$(4,497)	$47,554	$54,318	$—	$(5,674)	$48,644
Mortgage-backed securities:
Residential - Government agency	43,885	—	(5,189)	38,696	46,302	—	(6,294)	40,008
Residential - Government-sponsored enterprises	99,379	—	(11,013)	88,366	106,534	—	(12,978)	93,556
Commercial - Government agency	30,795	—	(7,017)	23,778	30,544	—	(5,229)	25,315
Commercial - Government-sponsored enterprises	1,129,738	195	(130,757)	999,176	1,150,449	—	(138,451)	1,011,998
Collateralized mortgage obligations:
Government agency	989,130	—	(109,471)	879,659	1,080,492	—	(122,378)	958,114
Government-sponsored enterprises	1,642,274	—	(193,897)	1,448,377	1,798,178	—	(207,045)	1,591,133
Debt securities issued by states and political subdivisions	54,197	—	(4,947)	49,250	53,822	—	(7,768)	46,054
Total held-to-maturity securities	$4,041,449	$195	$(466,788)	$3,574,856	$4,320,639	$—	$(505,817)	$3,814,822

During the year ended December 31, 2022, the Company reclassified at fair value approximately $4.6 billion in available-for-sale investment securities to the held-to-maturity category. The related total unrealized after-tax losses of approximately $372.4 million remained in accumulated other comprehensive loss to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. There were no securities transferred from available-for-sale investment securities to the held-to-maturity category during the year ended December 31, 2023.

Accrued interest receivable related to available-for-sale investment securities was $7.2 million and $8.9 million as of December 31, 2023 and 2022, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.0 million and $7.5 million as of December 31, 2023 and 2022, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s consolidated balance sheets.

Including the 2023 sale of Visa Class B restricted shares described below, proceeds from calls and sales of investment securities were $8.3 million and $551.6 million, respectively, for the year ended December 31, 2023. Proceeds from calls and sales of investment securities were $1.7 million and nil, respectively, for the year ended December 31, 2022. Proceeds from calls and sales of investment securities were $8.6 million and $2.5 million, respectively, for the year ended December 31, 2021. The Company recorded gross realized gains of $40.8 million, nil and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded gross realized losses of $40.0 million for the year ended December 31, 2023, and nil for both the years ended December 31, 2022 and 2021. The income tax expense related to the Company’s net realized gains on the sale of investment securities was $0.2 million for the year ended December 31, 2023, and was nil for both the years ended December 31, 2022 and 2021. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $134.5 million, $128.7 million and $93.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income from non-taxable investment securities was $13.2 million, $13.8 million and $8.1 million for the years ended December 31, 2023, 2022 and 2021.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of December 31, 2023, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$25,071	$24,742
Due after one year through five years	37,373	36,527
Due after five years through ten years	97,695	96,879
Due after ten years	164,865	163,484
	325,004	321,632

Mortgage-backed securities:
Residential - Government agency	11,303	10,182
Residential - Government-sponsored enterprises	895,421	783,297
Commercial - Government agency	268,944	218,674
Commercial - Government-sponsored enterprises	93,459	86,431
Total mortgage-backed securities	1,269,127	1,098,584
Collateralized mortgage obligations:
Government agency	538,718	471,150
Government-sponsored enterprises	425,826	363,970
Total collateralized mortgage obligations	964,544	835,120
Total available-for-sale securities	$2,558,675	$2,255,336

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	22,082	20,318
Due after ten years	84,166	76,486
	106,248	96,804

Mortgage-backed securities:
Residential - Government agency	43,885	38,696
Residential - Government-sponsored enterprises	99,379	88,366
Commercial - Government agency	30,795	23,778
Commercial - Government-sponsored enterprises	1,129,738	999,176
Total mortgage-backed securities	1,303,797	1,150,016
Collateralized mortgage obligations:
Government agency	989,130	879,659
Government-sponsored enterprises	1,642,274	1,448,377
Total collateralized mortgage obligations	2,631,404	2,328,036
Total held-to-maturity securities	$4,041,449	$3,574,856

At December 31, 2023, pledged securities totaled $5.0 billion, of which $2.6 billion was pledged to secure public deposits, $2.3 billion was pledged to secure borrowing capacity and $183.0 million was pledged to secure other financial transactions. At December 31, 2022, pledged securities totaled $3.2 billion, of which $3.0 billion was pledged to secure public deposits and $207.8 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2023 and 2022.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 222 and 275 individual securities in each category have been in a continuous loss position as of December 31, 2023 and 2022, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(666)	$32,503	$(666)	$32,503
Government-sponsored enterprises debt securities	—	—	(408)	19,592	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	—	—	(1,121)	10,182	(1,121)	10,182
Residential - Government-sponsored enterprises	—	—	(112,124)	783,297	(112,124)	783,297
Commercial - Government agency	—	—	(50,270)	218,674	(50,270)	218,674
Commercial - Government-sponsored enterprises	—	—	(7,028)	86,431	(7,028)	86,431
Commercial - Non-agency	—	—	(281)	21,683	(281)	21,683
Collateralized mortgage obligations:
Government agency	—	—	(67,568)	471,150	(67,568)	471,150
Government-sponsored enterprises	—	—	(61,856)	363,970	(61,856)	363,970
Collateralized loan obligations	(564)	63,667	(1,496)	163,126	(2,060)	226,793
Total available-for-sale securities with unrealized losses	$(564)	$63,667	$(302,818)	$2,170,608	$(303,382)	$2,234,275

	Time in Continuous Loss as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$(2,962)	$83,870	$(9,365)	$67,112	$(12,327)	$150,982
Government-sponsored enterprises debt securities	(699)	44,301	—	—	(699)	44,301
Mortgage-backed securities:
Residential - Government agency	(7,069)	59,723	—	—	(7,069)	59,723
Residential - Government-sponsored enterprises	(73,954)	645,338	(83,309)	515,117	(157,263)	1,160,455
Commercial - Government agency	(15,852)	108,842	(28,995)	129,011	(44,847)	237,853
Commercial - Government-sponsored enterprises	(7,348)	94,657	(3,691)	24,916	(11,039)	119,573
Commercial - Non-agency	(493)	21,471	—	—	(493)	21,471
Collateralized mortgage obligations:
Government agency	(74,797)	596,907	(10,405)	56,415	(85,202)	653,322
Government-sponsored enterprises	(21,916)	198,108	(49,055)	264,024	(70,971)	462,132
Collateralized loan obligations	(8,606)	170,042	—	—	(8,606)	170,042
Total available-for-sale securities with unrealized losses	$(213,696)	$2,023,259	$(184,820)	$1,056,595	$(398,516)	$3,079,854

At December 31, 2023 and 2022, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of December 31, 2023 and 2022, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of December 31, 2023 and 2022, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company recorded a $40.8 million net realized gain related to the sale of approximately 120,000 Visa Class B restricted shares. The Company did not hold any Visa Class B restricted shares as of December 31, 2023. As of December 31, 2022, the Company held approximately 120,000 Visa Class B restricted shares which were carried at $0 cost basis.

4. Loans and Leases

As of December 31, 2023 and 2022, loans and leases were comprised of the following:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Commercial and industrial	$2,165,349	$2,235,897
Commercial real estate	4,340,243	4,132,309
Construction	900,292	844,643
Residential:
Residential mortgage	4,283,315	4,302,788
Home equity line	1,174,588	1,055,351
Total residential	5,457,903	5,358,139
Consumer	1,109,901	1,222,934
Lease financing	379,809	298,090
Total loans and leases	$14,353,497	$14,092,012

Outstanding loan balances are reported net of deferred loan costs and fees of $57.5 million and $56.1 million at December 31, 2023 and 2022, respectively.

Accrued interest receivable related to loans and leases was $70.1 million and $61.6 million as of December 31, 2023 and 2022, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheets.

As of December 31, 2023, residential real estate loans and commercial real estate loans totaling $4.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.3 billion were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2022, residential real estate loans totaling $3.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate and residential real estate loans totaling $1.7 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $6.9 million and $2.8 million at December 31, 2023 and 2022, respectively.

Net gains related to the sales of loans, recorded as a component of other noninterest income, were $0.2 million and $1.3 million for the years ended December 31, 2023 and 2021, respectively. Net losses related to the sales of loans, recorded as a component of other noninterest income, were nil for the year ended December 31, 2022.

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

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(3,482)	(2,500)	—	—	(122)	(292)	(17,110)	(23,506)
Recoveries	3,346	—	—	—	141	702	7,090	11,279
Provision	528	2,634	4,549	203	1,686	3,022	12,238	24,860
Balance at end of year	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533

	Year Ended December 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(2,012)	(750)	—	—	(103)	(1,175)	(16,848)	(20,888)
Recoveries	897	14	—	60	418	713	7,545	9,647
Provision	(4,401)	1,595	(3,930)	(168)	496	3,116	1,171	(2,121)
Balance at end of year	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900

	Year Ended December 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$24,711	$58,123	$10,039	$3,298	$40,461	$7,163	$64,659	$208,454
Charge-offs	(5,949)	(66)	—	—	(632)	(342)	(16,634)	(23,623)
Recoveries	867	39	266	—	261	117	9,600	11,150
Provision	451	(15,145)	(532)	(1,639)	(5,726)	(1,296)	(14,832)	(38,719)
Balance at end of year	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	1,305	(217)	578	—	(6)	106	4	1,770
Balance at end of year	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605

	Year Ended December 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(804)	(110)	(1,493)	—	15	5,937	(32)	3,513
Balance at end of year	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835

	Year Ended December 31, 2021
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$11,719	$1,328	$9,037	$—	$2	$8,452	$65	$30,603
Provision	(3,104)	786	(74)	—	13	2,094	4	(281)
Balance at end of year	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2023 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$85,839	$273,663	$346,024	$32,753	$146,893	$141,681	$971,065	$1,823	$1,999,741
Special Mention	1	44,069	80	653	1,032	1,290	22,807	14	69,946
Substandard	—	342	230	677	1,686	829	8,330	—	12,094
Other (1)	15,978	11,598	4,814	2,370	1,702	1,125	45,981	—	83,568
Total Commercial and Industrial	101,818	329,672	351,148	36,453	151,313	144,925	1,048,183	1,837	2,165,349
Current period gross charge-offs	130	70	75	87	168	2,952	—	—	3,482

Commercial Real Estate
Risk rating:
Pass	346,369	872,783	676,362	337,529	523,446	1,414,613	74,238	1,350	4,246,690
Special Mention	2,307	7,618	41,320	1,359	13,550	11,998	819	—	78,971
Substandard	205	5,079	2,003	—	2,953	2,545	1,655	—	14,440
Other (1)	—	—	—	—	—	142	—	—	142
Total Commercial Real Estate	348,881	885,480	719,685	338,888	539,949	1,429,298	76,712	1,350	4,340,243
Current period gross charge-offs	—	—	—	—	2,500	—	—	—	2,500

Construction
Risk rating:
Pass	156,432	269,623	265,674	60,057	63,018	27,847	6,070	—	848,721
Special Mention	—	—	—	—	189	665	—	—	854
Other (1)	12,728	21,036	8,250	2,143	2,031	3,820	709	—	50,717
Total Construction	169,160	290,659	273,924	62,200	65,238	32,332	6,779	—	900,292
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	145,914	82,833	18,680	31,791	30,299	68,520	—	—	378,037
Special Mention	56	137	414	35	—	—	—	—	642
Substandard	712	416	—	—	2	—	—	—	1,130
Total Lease Financing	146,682	83,386	19,094	31,826	30,301	68,520	—	—	379,809
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$766,541	$1,589,197	$1,363,851	$469,367	$786,801	$1,675,075	$1,131,674	$3,187	$7,785,693
Current period gross charge-offs	$130	$70	$75	$87	$2,668	$2,952	$—	$—	$5,982

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$211,598	$529,296	$999,522	$529,881	$227,058	$987,251	$—	$—	$3,484,606
680 - 739	36,975	67,205	117,337	68,122	33,148	130,387	—	—	453,174
620 - 679	3,544	16,395	19,184	12,811	4,096	38,987	—	—	95,017
550 - 619	1,305	6,521	1,917	2,492	398	11,679	—	—	24,312
Less than 550	—	—	2,909	2,017	582	6,439	—	—	11,947
No Score (3)	9,137	19,311	11,492	6,043	9,679	51,109	—	—	106,771
Other (2)	15,802	17,528	17,432	12,534	8,599	25,513	10,080	—	107,488
Total Residential Mortgage	278,361	656,256	1,169,793	633,900	283,560	1,251,365	10,080	—	4,283,315
Current period gross charge-offs	—	—	—	—	—	122	—	—	122

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	964,932	1,511	966,443
680 - 739	—	—	—	—	—	—	151,716	1,920	153,636
620 - 679	—	—	—	—	—	—	36,541	1,189	37,730
550 - 619	—	—	—	—	—	—	9,896	1,012	10,908
Less than 550	—	—	—	—	—	—	4,488	100	4,588
No Score (3)	—	—	—	—	—	—	1,283	—	1,283
Total Home Equity Line	—	—	—	—	—	—	1,168,856	5,732	1,174,588
Current period gross charge-offs	—	—	—	—	—	—	273	19	292

Total Residential Lending	$278,361	$656,256	$1,169,793	$633,900	$283,560	$1,251,365	$1,178,936	$5,732	$5,457,903
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$273	$19	$414

Consumer Lending
FICO:
740 and greater	92,117	128,358	76,148	33,507	21,819	8,970	123,592	155	484,666
680 - 739	68,865	71,031	37,925	17,116	13,270	5,690	76,645	401	290,943
620 - 679	28,533	29,229	16,919	7,843	7,972	4,624	35,210	781	131,111
550 - 619	4,996	10,859	7,760	4,917	4,651	2,986	13,223	925	50,317
Less than 550	1,790	6,370	4,842	2,796	2,905	2,040	5,222	455	26,420
No Score (3)	1,545	229	—	—	1	10	42,933	136	44,854
Other (2)	361	368	982	335	1,059	1	78,484	—	81,590
Total Consumer Lending	$198,207	$246,444	$144,576	$66,514	$51,677	$24,321	$375,309	$2,853	$1,109,901
Current period gross charge-offs	$639	$2,400	$2,135	$1,142	$1,816	$2,622	$5,790	$566	$17,110

Total Loans and Leases	$1,243,109	$2,491,897	$2,678,220	$1,169,781	$1,122,038	$2,950,761	$2,685,919	$11,772	$14,353,497
Current period gross charge-offs	$769	$2,470	$2,210	$1,229	$4,484	$5,696	$6,063	$585	$23,506
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$557,636	$1,064,444	$560,463	$245,241	$165,258	$920,100	$—	$—	$3,513,142
680 - 739	73,929	112,672	82,416	40,355	22,126	130,508	—	—	462,006
620 - 679	12,320	13,804	9,881	3,649	3,054	35,441	—	—	78,149
550 - 619	2,455	2,246	1,791	263	601	6,955	—	—	14,311
Less than 550	—	1,321	367	—	966	5,304	—	—	7,958
No Score (3)	22,289	14,671	6,820	10,599	15,921	47,245	—	—	117,545
Other (2)	18,970	18,211	15,287	9,201	9,124	29,128	9,202	554	109,677
Total Residential Mortgage	687,599	1,227,369	677,025	309,308	217,050	1,174,681	9,202	554	4,302,788

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	817,123	2,059	819,182
680 - 739	—	—	—	—	—	—	171,117	2,714	173,831
620 - 679	—	—	—	—	—	—	45,368	2,100	47,468
550 - 619	—	—	—	—	—	—	7,485	1,029	8,514
Less than 550	—	—	—	—	—	—	1,151	481	1,632
No Score (3)	—	—	—	—	—	—	4,724	—	4,724
Total Home Equity Line	—	—	—	—	—	—	1,046,968	8,383	1,055,351
Total Residential Lending	$687,599	$1,227,369	$677,025	$309,308	$217,050	$1,174,681	$1,056,170	$8,937	$5,358,139

Consumer Lending
FICO:
740 and greater	200,887	111,047	53,534	43,912	24,951	8,432	125,126	185	568,074
680 - 739	99,787	67,140	37,260	31,751	15,874	7,665	72,101	514	332,092
620 - 679	25,949	29,587	14,226	16,872	9,672	6,488	31,854	937	135,585
550 - 619	3,017	5,475	5,226	8,056	5,396	3,924	11,269	854	43,217
Less than 550	656	1,351	2,286	3,779	1,869	1,593	3,541	443	15,518
No Score (3)	3,205	258	—	51	24	29	38,805	227	42,599
Other (2)	1,615	4,082	353	1,368	—	—	78,430	1	85,849
Total Consumer Lending	$335,116	$218,940	$112,885	$105,789	$57,786	$28,131	$361,126	$3,161	$1,222,934

Total Loans and Leases	$2,560,433	$2,880,346	$1,319,250	$1,311,719	$825,528	$2,699,183	$2,467,297	$28,256	$14,092,012
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of December 31, 2023 and 2022.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of December 31, 2023 and 2022, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	December 31, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,611	$349	$1,464	$4,424	$2,160,925	$2,165,349	$494
Commercial real estate	—	196	300	496	4,339,747	4,340,243	300
Construction	25,191	—	—	25,191	875,101	900,292	—
Lease financing	—	—	—	—	379,809	379,809	—
Residential mortgage	5,244	1,475	4,720	11,439	4,271,876	4,283,315	—
Home equity line	5,940	624	3,550	10,114	1,164,474	1,174,588	—
Consumer	23,259	3,897	2,702	29,858	1,080,043	1,109,901	2,702
Total	$62,245	$6,541	$12,736	$81,522	$14,271,975	$14,353,497	$3,496

	December 31, 2022
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,682	$769	$1,441	$4,892	$2,231,005	$2,235,897	$291
Commercial real estate	4,505	—	727	5,232	4,127,077	4,132,309	—
Construction	109	—	—	109	844,534	844,643	—
Lease financing	—	—	—	—	298,090	298,090	—
Residential mortgage	3,681	1,983	2,572	8,236	4,294,552	4,302,788	58
Home equity line	5,161	1,381	2,072	8,614	1,046,737	1,055,351	—
Consumer	29,927	6,801	2,886	39,614	1,183,320	1,222,934	2,885
Total	$46,065	$10,934	$9,698	$66,697	$14,025,315	$14,092,012	$3,234

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

The amortized cost basis of loans and leases on nonaccrual status as of December 31, 2023 and 2022 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$970
Commercial real estate	2,685	2,953
Residential mortgage	2,667	7,620
Home equity line	1,163	7,052
Total Nonaccrual Loans and Leases	$6,515	$18,595

	December 31, 2022
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$665	$1,215
Commercial real estate	727	727
Residential mortgage	1,560	6,166
Home equity line	596	3,797
Total Nonaccrual Loans and Leases	$3,548	$11,905

During the years ended December 31, 2023, 2022 and 2021, the Company recognized interest income of $0.6 million, $0.4 million and $0.4 million, respectively, on nonaccrual loans and leases. Furthermore, for the years ended December 31, 2023, 2022 and 2021, the amount of accrued interest receivables written off by reversing interest income was $1.0 million, $0.9 million and $0.8 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2023 and 2022, the amortized cost basis of collateral-dependent loans was $11.1 million and $8.2 million, respectively. As of December 31, 2023 and 2022, these loans were primarily collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. This update eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in Subtopic 310-40, updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For additional information, see “Note 1. Organization and Summary of Significant Accounting Policies.”

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of December 31, 2023, related to loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023:

	Interest Rate Reduction
	Year Ended
	December 31, 2023
	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable
Commercial real estate	$5	n/m	%
Consumer	1,161	0.10
Total	$1,166	0.01%

n/m  – Represents less than 0.01% of total class of financing receivable.

(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

	Term Extension
	Year Ended
	December 31, 2023
	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$524	0.02%
Commercial real estate	3,114	0.07
Construction	665	0.07
Residential mortgage	1,410	0.03
Consumer	135	0.01
Total	$5,848	0.04%

n/m  – Represents less than 0.01% of total class of financing receivable.

(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023:

Interest Rate Reduction
Financial Effect
Year Ended December 31, 2023
Commercial real estate	Reduced weighted-average contractual interest rate by 0.75%.
Consumer	Reduced weighted-average contractual interest rate by 13.01%.

Term Extension
Financial Effect
Year Ended December 31, 2023
Commercial and industrial	Added a weighted-average 2.1 years to the life of loans.
Commercial real estate	Added a weighted-average 2.1 years to the life of loans.
Construction	Added a weighted-average 1.0 years to the life of loans.
Residential mortgage	Added a weighted-average 2.1 years to the life of loans.
Consumer	Added a weighted-average 3.8 years to the life of loans.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of December 31, 2023, of loans that had a payment default during the year ended December 31, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Year Ended December 31, 2023
(dollars in thousands)	Interest Rate Reduction	Term Extension
Consumer	$318	$6
Total	$318	$6
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of December 31, 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	December 31, 2023
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$524	$524
Commercial real estate	—	—	—	—	3,119	3,119
Construction	—	—	—	—	665	665
Residential mortgage	—	—	—	—	1,410	1,410
Consumer	107	70	15	192	1,104	1,296
Total	$107	$70	$15	$192	$6,822	$7,014

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.5 billion as of December 31, 2023. Of the $6.5 billion at December 31, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the year ended December 31, 2023.

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

Commercial and industrial loans modified in a TDR may have involved temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Modifications of commercial real estate and construction loans in a TDR may have involved reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Modifications of construction loans in a TDR may have also involved extending the interest-only payment period. Interest continued to accrue on the missed payments and as a result, the effective yield on the loan remained unchanged. Residential real estate loans modified in a TDR may have been comprised of loans where monthly payments were lowered to accommodate the borrowers’ financial needs for a period of time, including extended interest-only periods and reamortization of the balance. Modifications of consumer loans in a TDR may have involved temporary or permanent reduced payments, temporary interest-only payments and below-market interest rates.

Loans modified in a TDR may have already been on nonaccrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. Loans modified in a TDR were evaluated for impairment. As a result, this may have had a financial effect of impacting the specific ACL associated with the loan. An ACL for impaired commercial loans, including commercial real estate and construction loans, that had been modified in a TDR was measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan was collateral-dependent, the estimated fair value of the collateral, less any selling costs. An ACL for impaired residential real estate loans that had been modified in a TDR was measured based on the estimated fair value of the collateral, less any selling costs. Management exercised significant judgment in developing these estimates.

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2022 and 2021, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors:

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

The following table presents, by class, loans modified in TDRs that have defaulted during the years ended December 31, 2022 and 2021 within 12 months of their permanent modification date for the years indicated, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The Company was reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)	Contracts(1)	Investment(2)
Commercial and industrial	2	$541	3	$569
Construction	—	—	1	450
Commercial real estate	—	—	1	356
Residential mortgage	—	—	4	1,012
Consumer	213	2,623	405	5,272
Total	215	$3,164	414	$7,659
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.

Foreclosed Property

There were no residential real estate properties held from foreclosed residential mortgage loans as of December 31, 2023. Residential real estate property held from one foreclosed residential mortgage loan included in other real estate owned and repossessed personal property shown in the consolidated balance sheets was $0.1 million as of December 31, 2022.

6. Premises and Equipment

At December 31, 2023 and 2022, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2023	2022
Buildings	$294,401	$294,051
Furniture and equipment	82,807	92,276
Land	97,306	97,955
Leasehold improvements	58,963	53,216
Total premises and equipment	533,477	537,498
Less: Accumulated depreciation and amortization	252,016	257,143
Net book value	$281,461	$280,355

Depreciation and amortization expenses included in occupancy and equipment expenses for 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Occupancy	$8,336	$9,192	$9,149
Equipment	5,249	6,126	6,682
Total	$13,585	$15,318	$15,831

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2023 and 2022 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2023	$687,492	$308,000	$995,492
December 31, 2022	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2023, 2022 and 2021.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.3 billion and $1.4 billion as of December 31, 2023 and 2022, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $3.4 million, $3.8 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization of MSRs was $1.1 million, $1.9 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
2024	$832
2025	739
2026	654
2027	577
2028	510

The details of the Company’s MSRs are presented below:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Gross carrying amount	$69,515	$69,273
Less: accumulated amortization	63,816	62,711
Net carrying value	$5,699	$6,562

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of year	$6,562	$8,302
Originations	242	170
Amortization	(1,105)	(1,910)
Balance at end of year	$5,699	$6,562
Fair value of amortized MSRs at beginning of year	$15,193	$12,243
Fair value of amortized MSRs at end of year	$14,308	$15,193
Balance of loans serviced for others	$1,325,171	$1,441,202

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2023, 2022 and 2021.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2023				December 31, 2022
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.87%	-	11.53%	7.04%	7.02%	-	13.58%	7.11%
Life in years (of the MSR)	4.30	-	7.22	7.09	3.35	-	7.37	7.20
Weighted-average coupon rate	3.57%	-	5.81%	3.73%	3.55%	-	6.24%	3.68%
Discount rate	10.40%	-	10.60%	10.52%	10.41%	-	10.54%	10.51%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Other

The Company had $206.9 million and $167.4 million in affordable housing and other tax credit investment partnership interest as of December 31, 2023 and 2022, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $23.5 million, $24.4 million and $21.7 million during the years ended December 31, 2023, 2022 and 2021, respectively. The affordable housing tax credits and other benefits recognized during the years ended December 31, 2023, 2022 and 2021 were $31.1 million, $26.9 million and $22.7 million, respectively.

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $32.6 million and $10.1 million as of December 31, 2023 and 2022, respectively.

Capitalized internal-use software was included as a component of other assets on the consolidated balance sheets. As of December 31, 2023, total capitalized internal-use software was $39.5 million with an accumulated amortization of $28.7 million for a net book value of $10.8 million. As of December 31, 2022, total capitalized internal-use software was $54.9 million with an accumulated amortization of $39.8 million for a net book value of $15.1 million. Total amortization expense for all capitalized internal-use software was recorded in other noninterest expense on the consolidated statements of income and was $5.0 million, $5.4 million and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Capitalized implementation costs associated with hosting arrangements that are service contracts were included as a component of other assets on the consolidated balance sheets. As of December 31, 2023, total capitalized implementation costs amounted to $132.6 million with an accumulated amortization of $21.2 million for a net book value of $111.4 million. As of December 31, 2022, total capitalized implementation costs amounted to $118.2 million with an accumulated amortization of $7.7 million for a net book value of $110.5 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts was recorded in equipment expense on the consolidated statements of income and was $13.5 million, $7.2 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2023 and 2022 were as follows:

	December 31,
(dollars in thousands)	2023	2022
Public deposits	$2,571,359	$2,977,693
Federal Home Loan Bank	4,495,266	3,451,070
Federal Reserve Bank	4,074,093	1,704,803
ACH transactions	137,101	133,173
Interest rate swaps	575	31,091
Total	$11,278,394	$8,297,830

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted as of December 31, 2023 and 2022. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2023 and 2022, deposits were categorized as interest-bearing or noninterest-bearing as follows:

	December 31,
(dollars in thousands)	2023	2022
U.S.:
Interest-bearing	$12,731,915	$11,936,775
Noninterest-bearing	6,609,483	7,978,046
Foreign:
Interest-bearing	1,017,180	887,608
Noninterest-bearing	974,079	886,600
Total deposits	$21,332,657	$21,689,029

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2023:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$284,476	938,494	$1,222,970
Over three through six months	367,919	344,211	712,130
Over six through twelve months	828,587	498,361	1,326,948
2025	79,652	27,206	106,858
2026	34,176	2,500	36,676
2027	24,965	5,910	30,875
2028	16,612	2,679	19,291
Thereafter	410	—	410
Total	$1,636,797	$1,819,361	$3,456,158

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.8 billion and $1.5 billion as of December 31, 2023 and 2022, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.5 million as of both December 31, 2023 and 2022.

10. Short-Term Borrowings

As of December 31, 2023 and 2022, short-term borrowings were comprised of the following:

	December 31,
(dollars in thousands)	2023	2022
Federal funds purchased	$—	$75,000
Short-term FHLB fixed-rate advances(1)	500,000	—
Total short-term borrowings	$500,000	$75,000
(1)	Interest is payable monthly.

As of December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date.

As of December 31, 2022, the Company’s short-term borrowings consisted of $75.0 million in federal funds purchased with a 4.35% annual interest rate that matured in January 2023. During 2021, the Company incurred fees of $9.0 million related to the early termination of FHLB fixed-rate advances.

As of both December 31, 2023 and 2022, the Company had a remaining line of credit of $2.5 billion available from the FHLB. The FHLB borrowing capacity was secured by residential real estate loan and commercial real estate loan collateral as of December 31, 2023 and residential real estate loan collateral as of December 31, 2022. As of December 31, 2023 and 2022, the Company had an undrawn line of credit of $3.3 billion and $1.2 billion available from the FRB, respectively. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of December 31, 2023 and consumer, commercial and industrial, commercial real estate and residential real estate loans as of December 31, 2022. See “Note 8. Transfers of Financial Assets” for more information.

The table below provides selected information for short-term borrowings during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	4.35%	—%
Highest month-end balance	$150,000	$75,000	$—
Average outstanding balance	$17,247	$11,521	$—
Weighted-average interest rate paid	4.45%	4.08%	—%
Short-term FHLB repo advance:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$400,000	$—	$—
Average outstanding balance	$116,918	$—	$—
Weighted-average interest rate paid	5.25%	—%	—%
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at December 31,	4.71%	—%	—%
Highest month-end balance	$500,000	$—	$—
Average outstanding balance	$144,932	$—	$—
Weighted-average interest rate paid	4.75%	—%	—%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. The Company did not enter into any repurchase agreements in 2023 and 2022.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Year ended December 31, 2023
Pension and other benefits:
Net actuarial losses arising during the year	(1,063)	284	(779)
Amortization of net loss included in net income	1,142	(305)	837
Net change in pension and other benefits	79	(21)	58
Investment securities:
Unrealized net gains arising during the year	55,141	(14,709)	40,432
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	48,190	(12,855)	35,335
Investment securities losses, net	39,986	(10,666)	29,320
Net change in investment securities	143,317	(38,230)	105,087
Cash flow derivative hedges:
Unrealized net losses arising during the year	(940)	251	(689)
Reclassification of net losses included in net income	6,257	(1,669)	4,588
Net change in cash flow derivative hedges	5,317	(1,418)	3,899
Other comprehensive income	148,713	(39,669)	109,044
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Year ended December 31, 2022
Pension and other benefits:
Net actuarial gains arising during the year	20,710	(5,524)	15,186
Amortization of net loss included in net income	5,146	(1,373)	3,773
Net change in pension and other benefits	25,856	(6,897)	18,959
Investment securities:
Unrealized net losses arising during the year	(773,667)	206,376	(567,291)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	48,378	(12,905)	35,473
Net change in investment securities	(725,289)	193,471	(531,818)
Cash flow derivative hedges:
Unrealized net losses arising during the year	(6,710)	1,790	(4,920)
Reclassification of net losses included in net income	297	(79)	218
Net change in cash flow derivative hedges	(6,413)	1,711	(4,702)
Other comprehensive loss	(705,846)	188,285	(517,561)
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive income at December 31, 2020	$43,098	$(11,494)	$31,604
Year ended December 31, 2021
Pension and other benefits:
Net actuarial gains arising during the year	3,107	(829)	2,278
Amortization of net loss included in net income	6,913	(1,844)	5,069
Net change in pension and other benefits	10,020	(2,673)	7,347
Investment securities:
Unrealized net losses arising during the year	(218,983)	58,414	(160,569)
Reclassification of net gains to net income:
Investment securities gains, net	(102)	27	(75)
Net change in investment securities	(219,085)	58,441	(160,644)
Other comprehensive loss	(209,065)	55,768	(153,297)
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the years indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Income (Loss)
Year Ended December 31, 2023
Balance at beginning of year	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive income	58	69,752	35,335	3,899	109,044
Balance at end of year	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)

Year Ended December 31, 2022
Balance at beginning of year	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	372,419	(372,419)	—	—
Other comprehensive income (loss)	18,959	(567,291)	35,473	(4,702)	(517,561)
Balance at end of year	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)

Year Ended December 31, 2021
Balance at beginning of year	$(31,737)	$63,341	$—	$—	$31,604
Other comprehensive income (loss)	7,347	(160,644)	—	—	(153,297)
Balance at end of year	$(24,390)	$(97,303)	$—	$—	$(121,693)

As of December 31, 2023, 2022 and 2021, the Company did not have any available-for-sale debt securities in an unrealized loss position with the intent to sell and determined it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis. Thus, for the years ended December 31, 2023, 2022 and 2021, there was no incremental non-credit-related impairment loss recognized in earnings on these securities.

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

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and an allowable amount of the allowance for credit losses (limited to 1.25 percent of risk-weighted assets), divided by risk-weighted assets.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2023 and 2022:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2023:
Common equity tier 1 capital to risk-weighted assets	$2,020,784	12.39%	$2,006,393	12.30%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,020,784	12.39%	2,006,393	12.30%	6.00%	8.00%
Total capital to risk-weighted assets	2,212,922	13.57%	2,198,531	13.48%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,020,784	8.64%	2,006,393	8.57%	4.00%	5.00%

December 31, 2022:
Common equity tier 1 capital to risk-weighted assets	$1,912,767	11.82%	$1,895,693	11.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	1,912,767	11.82%	1,895,693	11.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,090,502	12.92%	2,073,428	12.81%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	1,912,767	8.11%	1,895,693	8.04%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

A 2.5% capital conservation buffer, comprised of CET1 capital, was established above the regulatory minimum capital requirements, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

The Federal Deposit Insurance Act of 1950’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as FHI, is considered “well-capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company meets all capital ratio requirements to be well-capitalized under the Federal Reserve’s regulations, and, although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized.

As of December 31, 2023, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized and exceeded the aforementioned capital conservation buffer. Management is not aware of any conditions or events that have occurred since December 31, 2023, to change the capital adequacy category of the Company or the Bank.

13. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 40 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

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

The components of the Company’s net lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Operating lease expense	$8,167	$8,883	$9,432
Short-term lease expense	26	26	246
Variable lease expense	2,112	2,135	2,204
Finance lease expense:
Amortization of right-of-use assets	—	1	3
Total finance lease expense	—	1	3
Less: Sublease income	(649)	(637)	(744)
Net lease expense	$9,656	$10,408	$11,141

Other information related to the Company’s lease liabilities as of and for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,636	$8,418	$7,981
Financing cash flows paid for finance leases	$—	$—	$10
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,775	$4,676	$31,792
Weighted Average Remaining Lease Term
Operating leases (years)	21.3	22.2	22.8
Finance leases (years)	—	—	0.5
Weighted Average Discount Rate
Operating leases	3.11%	2.98%	3.01%
Finance leases	—%	—%	6.78%

Operating lease right-of-use assets were $61.3 million and $62.8 million as of December 31, 2023 and 2022, respectively, and were recorded as a component of other assets. Operating lease liabilities were $63.8 million and $64.8 million as of December 31, 2023 and 2022, respectively, and were recorded as a component of other liabilities.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2023:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2024	$8,009
2025	5,636
2026	5,149
2027	4,520
2028	3,931
Thereafter	62,557
Total future minimum lease payments	89,802
Less: Imputed interest	(25,970)
Total	$63,832

The Company did not have any operating leases with related parties. As such, there were no lease payments to related parties for each of the years ended December 31, 2023, 2022 and 2021.

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

The Company recognized operating lease income related to lease payments of $6.2 million, $6.1 million and $6.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company recognized $6.3 million, $6.5 million and $6.1 million of lease income related to variable lease payments for the years ended December 31, 2023, 2022 and 2021, respectively.

Certain of the Company’s leases were with related parties for the use of space at the Company’s headquarters office building. There was no rental income paid by the related parties for the years ended December 31, 2023 and 2022. Rental income paid by related parties was nil for the year ended December 31, 2021. There are no future minimum rental income from related parties.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2023:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2024	$5,963
2025	5,267
2026	4,446
2027	2,882
2028	1,914
Thereafter	3,715
Total	$24,187

14. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2024 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

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

A postretirement benefit plan is also offered to eligible employees that provides healthcare benefits upon retirement. The Company provides access to medical coverage for eligible retirees under age 65 at active employee premium rates and a monthly stipend to both retiree and retiree’s spouse after age 62.

The Company expects to contribute $0.3 million to its Directors’ Plan and $1.2 million to its postretirement medical and life insurance plans in 2024. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2024.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2023, 2022 and 2021. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2023, 2022 and 2021 were $9.3 million, $9.2 million and $9.1 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $15.3 million, $15.5 million and $13.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive (loss) income during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2023	2022	2021	2023	2022	2021
Amounts arising during the year:
Net (gain) loss on pension assets	$(3,246)	$24,047	$3,581	$—	$—	$—
Net loss (gain) on pension obligations	4,851	(38,949)	(4,614)	(542)	(5,808)	(2,074)
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(2,818)	(5,643)	(6,961)	1,676	497	48
Prior service credit	—	—	—	—	—	—
Amount recognized in other comprehensive (loss) income	$(1,213)	$(20,545)	$(7,994)	$1,134	$(5,311)	$(2,026)

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2023 and 2022:

	Pension Benefits		Other Benefits
(dollars in thousands)	2023	2022	2023	2022
Net actuarial loss (gain)	$14,599	$15,812	$(7,271)	$(8,405)
Prior service credit	—	—	—	—
Total, pretax effect	14,599	15,812	(7,271)	(8,405)
Tax impact	(3,894)	(4,218)	1,939	2,242
Ending balance in accumulated other comprehensive loss	$10,705	$11,594	$(5,332)	$(6,163)

The following tables summarize the changes to the projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and the accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2023	2022	2023	2022
Benefit obligation at beginning of year	$155,588	$204,432	$16,425	$21,362
Service cost	—	—	545	789
Interest cost	8,275	5,518	844	565
Actuarial gain	4,851	(38,949)	(542)	(5,808)
Benefit payments	(15,143)	(15,413)	(488)	(483)
Benefit obligation at end of year	$153,571	$155,588	$16,784	$16,425

The actuarial gains related to changes in the Company’s PBO for pension benefits and APBO for other benefits are primarily due to changes in discount rates for both years ended December 31, 2023 and 2022.

	Pension Benefits		Other Benefits
(dollars in thousands)	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$78,149	$106,648	$—	$—
Actual return on plan assets	6,780	(20,924)	—	—
Benefit payments from trust	(7,326)	(7,575)	—	—
Fair value of plan assets at end of year	$77,603	$78,149	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2023 and 2022:

	Pension Benefits		Other Benefits
(dollars in thousands)	2023	2022	2023	2022
Pension assets for overfunded plans	$10,533	$8,713	$—	$—
Pension liabilities for underfunded plans	(86,501)	(86,152)	(16,784)	(16,425)
Funded status	$(75,968)	$(77,439)	$(16,784)	$(16,425)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2023 and 2022:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$67,070	$69,436	$86,501	$86,152	$153,571	$155,588
Accumulated benefit obligation	67,070	69,436	86,501	86,152	153,571	155,588
Fair value of plan assets	77,603	78,149	—	—	77,603	78,149
Overfunded (underfunded) portion of PBO/ABO	10,533	8,713	(86,501)	(86,152)	(75,968)	(77,439)

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

The following table summarizes the change in net actuarial loss (gain) and amortization for the years ended December 31, 2023 and 2022:

	Pension Benefits		Other Benefits
(dollars in thousands)	2023	2022	2023	2022
Net actuarial loss (gain) at beginning of year	$15,812	$36,357	$(8,405)	$(3,094)
Amortization cost	(2,818)	(5,643)	1,676	497
Liability loss (gain)	4,851	(38,949)	(542)	(5,808)
Asset (gain) loss	(3,246)	24,047	—	—
Net actuarial loss (gain) at end of year	$14,599	$15,812	$(7,271)	$(8,405)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2023	2022	2021	2023	2022	2021
Service cost	Salaries and employee benefits	$—	$—	$—	$545	$789	$874
Interest cost	Other noninterest expense	8,275	5,518	5,065	844	565	515
Expected return on plan assets	Other noninterest expense	(3,534)	(3,124)	(3,044)	—	—	—
Prior service credit	Other noninterest expense	—	—	—	—	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	2,818	5,643	6,961	(1,676)	(497)	(48)
Total net periodic benefit cost		$7,559	$8,037	$8,982	$(287)	$857	$1,341

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2023	2022	2021
Interest cost	$3,643	$2,466	$2,261
Expected return on plan assets	(3,534)	(3,124)	(3,044)
Recognized net actuarial loss	2,818	1,906	1,609
Total net periodic benefit cost	$2,927	$1,248	$826

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2023 and 2022:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.22%	5.57%	5.22%	5.57%	5.22%	5.57%
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.57%	2.77%	2.37%	5.57%	2.77%	2.37%	5.57%	2.77%	2.37%
Expected long-term return on plan assets	4.75%	3.05%	2.75%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2023, 2022 and 2021:

	2023	2022	2021
Healthcare cost trend rate assumed for next year	6.00%	6.00%	6.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2028	2026

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2023 and 2022:

	Asset Allocation
	2023	2022
Equity securities	11%	11%
Debt securities	86%	87%
Other securities	3%	2%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2023 and 2022.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2023 net periodic pension cost to be 4.75%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2023, was as follows:

Target
Allocation
Equity securities	10%
Debt securities	88%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2024	$15,095	$1,220
2025	15,371	1,326
2026	15,495	1,417
2027	14,570	1,507
2028	13,986	1,561
2029 to 2033	61,456	7,863

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

The fair values of the Company’s pension plan assets at December 31, 2023 and 2022, by asset class, were as follows:

	December 31, 2023
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,353	$—	$—	$2,353
Fixed income - U.S. Treasury securities	—	11,354	—	11,354
Fixed income - U.S. government agency securities	—	5,899	—	5,899
Fixed income - U.S. corporate securities	—	47,546	—	47,546
Fixed income - municipal securities	—	379	—	379
Fixed income - international securities	1,901	—	—	1,901
Equity - large-cap exchange-traded funds	5,311	—	—	5,311
Equity - mid-cap exchange-traded funds	844	—	—	844
Equity - small-cap exchange-traded funds	394	—	—	394
Equity - international funds	1,622	—	—	1,622
Total	$12,425	$65,178	$—	$77,603

	December 31, 2022
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$1,712	$—	$—	$1,712
Fixed income - U.S. Treasury securities	—	6,593	—	6,593
Fixed income - U.S. government agency securities	—	6,656	—	6,656
Fixed income - U.S. corporate securities	—	53,051	—	53,051
Fixed income - municipal securities	—	382	—	382
Fixed income - international securities	1,199	—	—	1,199
Equity - large-cap exchange-traded funds	5,544	—	—	5,544
Equity - mid-cap exchange-traded funds	1,001	—	—	1,001
Equity - small-cap exchange-traded funds	461	—	—	461
Equity - international funds	1,550	—	—	1,550
Total	$11,467	$66,682	$—	$78,149

No fair value measurements used Level 3 inputs as of December 31, 2023 and 2022.

The plan’s investments in fixed income securities represent approximately 86.4% and 86.9% of total plan assets as of December 31, 2023 and 2022, respectively, which is the most significant concentration of risk in the plan.

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

15. Income Taxes

For the years ended December 31, 2023, 2022 and 2021, the provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Current:
Federal	$66,123	$50,895	$53,534
State and local	21,724	12,493	15,607
Total current	87,847	63,388	69,141
Deferred:
Federal	(8,387)	13,639	8,837
State and local	(5,269)	8,499	5,283
Total deferred	(13,656)	22,138	14,120
Total provision for income taxes	$74,191	$85,526	$83,261

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam, Saipan and certain other state jurisdictions. The Company had a current income tax receivable due from various jurisdictions of $30.9 million and $14.2 million as of December 31, 2023 and 2022, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2023 and 2022, were as follows:

	December 31,
(dollars in thousands)	2023	2022
Assets:
Deferred compensation expense	$50,945	$51,064
Allowance for credit losses and nonperforming assets	51,492	47,517
Lease liabilities	17,027	17,284
Investment securities	194,213	233,859
State income taxes	2,514	2,619
Total deferred income tax assets before valuation allowance	316,191	352,343
Valuation allowance	—	(983)
Total deferred income tax assets after valuation allowance	316,191	351,360
Liabilities:
Leases	(13,283)	(15,739)
Deferred income	(12,751)	(20,893)
Lease right-of-use assets	(16,364)	(16,763)
Intangible assets	(948)	(736)
Other	(33,320)	(34,910)
Total deferred income tax liabilities	(76,666)	(89,041)
Net deferred income tax assets	$239,525	$262,319

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2023 and 2022.

Management evaluated the deferred income tax assets for recoverability by considering negative and positive evidence. Negative evidence included the uncertainty of generating future capital gains and restrictions on the ability to sell low-income housing investments during periods when carrybacks of capital losses are allowed. Positive evidence included the generation of capital gains in the current year and carryback years. Based on the weight of all available evidence, management determined a valuation allowance to offset deferred tax assets related to investments in low-income housing projects that can only be utilized to offset capital gains was required for the year ended December 31, 2022. Management further concluded it is more likely than not that the remaining deferred tax assets will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and projected future taxable income. Consequently, the remaining deferred income tax assets are not subject to a valuation allowance.

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$64,927	21.00%	$73,754	21.00%	$73,289	21.00%
State and local taxes, net of federal income tax benefit	13,000	4.20	16,584	4.72	16,503	4.73
Tax credits	(4,506)	(1.46)	(3,963)	(1.13)	(2,745)	(0.79)
Nontaxable income	(6,691)	(2.16)	(1,133)	(0.32)	(3,274)	(0.94)
Other	7,461	2.42	284	0.08	(512)	(0.14)
Income tax expense and effective income tax rate	$74,191	24.00%	$85,526	24.35%	$83,261	23.86%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company’s 2016 and 2017 tax returns are currently under IRS examination. In addition, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2020 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2019 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023			2022			2021
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$183,751	$22,474	$206,225	$183,311	$20,743	$204,054	$135,595	$18,926	$154,521
Additions for current year tax positions	629	—	629	1,289	—	1,289	1,366	—	1,366
Additions for Reorganization Transactions	—	3,155	3,155	—	974	974	47,282	941	48,223
Additions for prior years' tax positions:
New uncertain tax positions identified	2,220	—	2,220	—	—	—	—	—	—
Accrual of interest and penalties	—	1,221	1,221	—	860	860	—	1,264	1,264
Reductions for prior years' tax positions:
Expiration of statute of limitations	(1,139)	(266)	(1,405)	(849)	(103)	(952)	(932)	(388)	(1,320)
Balance at December 31,	$185,461	$26,584	$212,045	$183,751	$22,474	$206,225	$183,311	$20,743	$204,054

Included in the balance of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021, was $56.4 million, $24.2 million and $23.1 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2023, was $141.2 million attributable to tax refund claims with respect to tax years 2005 through 2013 and 2015 in the State of California. Such refund claims were filed by the Company in 2015, 2019 and 2021, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $2.2 million of taxes and $0.8 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states. On February 1, 2023, Bank of Montreal acquired Bank of the West from BNP Paribas SA. This transaction, and the resulting change in ownership, could affect the unrecognized tax benefits related to the years when the Company was included in consolidated and combined returns with Bank of the West.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $4.2 million, $0.8 million and $0.8 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $28.5 million and $24.1 million as of December 31, 2023 and 2022, respectively, accrued for interest and penalties, of which $26.6 million and $22.5 million as of December 31, 2023 and 2022, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of December 31, 2023 and 2022, the Company maintained balances of $130.5 million related to current tax receivables. As of December 31, 2023 and 2022, the Company maintained balances of $160.6 million and $158.1 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of $30.1 million and $27.6 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI, BNPP or their affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, including as a result of the IRS audit of the Company’s income tax returns, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $2.5 million, nil and nil, respectively, of such adjustments through the provision for income taxes and noninterest income.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$267,500	$10,861	$(1,799)	$267,500	$7,276	$(6,840)
Interest rate collars	200,000	703	—	200,000	491	(63)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,753,801	1,204	(521)	2,849,776	3,178	(42,365)
Visa derivative	107,548	—	(2,300)	121,013	—	(851)
Foreign exchange contracts	66	—	—	210	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of December 31, 2023 and 2022, the amount of initial margin cash collateral posted by the Company was $0.6 million and $1.2 million, respectively. As of December 31, 2023 and 2022, the variation margin was $0.7 million and $39.2 million, respectively.

As of December 31, 2023, the Company pledged $0.6 million in cash and received $27.1 million in cash as collateral for interest rate swaps. As of December 31, 2022, the Company pledged $29.9 million in financial instruments and $1.2 million in cash and received $48.1 million in cash as collateral for interest rate swaps. As of December 31, 2023 and 2022, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

As of December 31, 2023 and 2022, the Company received $40.9 million and nil, respectively, in securities collateral for interest rate swaps, which is held in a custodial account and is not recorded on the Company’s consolidated balance sheets.

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

At December 31, 2023 and 2022, the Company carried one interest rate swap with a notional amount of $67.5 million, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of December 31, 2023 and 2022, the interest rate swap had a positive fair value of $10.9 million and $7.3 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2023, 2022 and 2021:

	Gains (losses) recognized in	Year Ended
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2023	2022	2021
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$3,586	$8,487	$(605)
Recognized on hedged item	Loans and lease financing	(3,898)	(8,880)	383

As of December 31, 2023 and 2022, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$56,592	$60,189	$(10,908)	$(7,311)

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

As of December 31, 2023 and 2022, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $1.8 million and $6.8 million, respectively. The swaps mature in 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

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

As of December 31, 2023 and 2022, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of December 31, 2023, these interest rate collars had a positive fair value of $0.7 million. As of December 31, 2022, these interest rate collars had a positive fair value of $0.5 million and a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(940)	$(6,710)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	6,257	297

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is $1.7 million as a decrease to interest income from loans and lease financing. As of December 31, 2023, the maximum length of time over which forecasted transactions are hedged is approximately four years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021:

	Net losses recognized	Year Ended
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2023	2022	2021
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(518)	$—	$—
Visa derivative	Other noninterest income	(7,738)	(707)	(5,909)

As of December 31, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $1.2 million and a negative fair value of $0.5 million. The Company received floating rates ranging from 5.84% to 8.34% and paid fixed rates ranging from 2.39% to 5.98%. The swaps mature between 2024 and 2043. As of December 31, 2022, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $3.2 million and a negative fair value of $42.4 million. The Company received floating rates ranging from 4.62% to 7.12% and paid fixed rates ranging from 2.39% to 6.13%. These swaps resulted in net interest expense of nil during each of the years ended December 31, 2023, 2022 and 2021.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.8 million, $2.5 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $2.3 million and $0.9 million was included in the consolidated balance sheets at December 31, 2023 and 2022, respectively, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 21. Fair Value” in the notes to the consolidated financial statements for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil, $0.1 million and $0.2 million were recognized during each of the years ended December 31, 2023, 2022 and 2021.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if its credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both December 31, 2023 and 2022, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2023 and 2022, the Company may have been required to settle the contract in an amount equal to its fair value.

17. Commitments and Contingent Liabilities

Contingencies

On November 2, 2020, a lawsuit was filed in Hawaii Circuit Court by a Bank customer related to the sale of credit facilities that the Bank had previously extended to the customer. The customer asserts claims against the Bank for interference with the customer’s contract and business opportunity, unfair methods of competition and declaratory and injunctive relief. As of December 31, 2023, an agreement was reached and the confidential settlement agreement was executed by all parties in January 2024.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $61.8 million and $90.5 million at December 31, 2023 and 2022, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.8 million and $8.1 million at December 31, 2023 and 2022, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2023 have maturities ranging from January 2024 to May 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2023 and 2022 were as follows:

	December 31,
(dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,308,343	$6,760,395
Standby letters of credit	234,102	244,275
Commercial letters of credit	3,629	7,299

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$458,125	$175,569	$2,433	$636,127

Service charges on deposit accounts	26,432	2,786	429	29,647
Credit and debit card fees	—	56,651	4,853	61,504
Other service charges and fees	25,162	1,819	2,144	29,125
Trust and investment services income	38,449	—	—	38,449
Other	539	8,622	2,870	12,031
Not in scope of Topic 606(1)	7,069	5,480	17,510	30,059
Total noninterest income	97,651	75,358	27,806	200,815
Total revenue	$555,776	$250,927	$30,239	$836,942

	Year Ended December 31, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$436,228	$157,128	$20,193	$613,549

Service charges on deposit accounts	25,871	1,972	966	28,809
Credit and debit card fees	—	58,659	4,974	63,633
Other service charges and fees	25,062	2,243	1,888	29,193
Trust and investment services income	36,465	—	—	36,465
Other	488	7,956	1,288	9,732
Not in scope of Topic 606(1)	6,199	6,709	(1,215)	11,693
Total noninterest income	94,085	77,539	7,901	179,525
Total revenue	$530,313	$234,667	$28,094	$793,074

	Year Ended December 31, 2021
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$385,656	$162,997	$(18,094)	$530,559

Service charges on deposit accounts	24,413	1,225	1,872	27,510
Credit and debit card fees	—	55,728	5,415	61,143
Other service charges and fees	23,917	3,547	1,594	29,058
Trust and investment services income	34,719	—	—	34,719
Other	353	5,790	1,194	7,337
Not in scope of Topic 606(1)	8,270	6,491	10,388	25,149
Total noninterest income	91,672	72,781	20,463	184,916
Total revenue	$477,328	$235,778	$2,369	$715,475
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the years ended December 31, 2023, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years, which are being amortized over the term of the respective contracts. As of December 31, 2023 and 2022, the Company had contract liabilities of $1.9 million and $2.7 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenues, thereby decreasing contract liabilities by approximately $0.8 million, $0.9 million and $0.9 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2023 and 2022, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2023 and 2022. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

19. Earnings per Share

For the years ended 2023, 2022 and 2021, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 574,000, nil and 1,000 antidilutive securities, respectively.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2023	2022	2021
Numerator:
Net income	$234,983	$265,685	$265,735

Denominator:
Basic: weighted-average shares outstanding	127,567,547	127,489,889	128,963,131
Add: weighted-average equity-based awards	348,326	491,810	574,791
Diluted: weighted-average shares outstanding	127,915,873	127,981,699	129,537,922

Basic earnings per share	$1.84	$2.08	$2.06
Diluted earnings per share	$1.84	$2.08	$2.05

20. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2023, 2022 and 2021, stock-based compensation expense was $9.6 million, $10.3 million and $13.1 million, respectively, and the related income tax benefit was $2.3 million, $2.5 million and $3.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2023, total shares authorized under the Company’s stock-based compensation plan for employees were 5.6 million shares, of which 2.5 million shares were available for future grants. As of December 31, 2023, total shares authorized under the 2016 Non-Employee Director Plan were 268,941 shares, of which 128,434 shares were available for future grants.

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

The following presents the Company’s Restricted Stock activity for the years ended December 31, 2023, 2022 and 2021:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2020	262,377	$26.35
Granted	—	—
Vested	(105,330)	26.46
Forfeited	(7,172)	26.15
Unvested as of December 31, 2021	149,875	$26.28
Granted	—	—
Vested	(87,490)	26.44
Forfeited	(15,528)	26.28
Unvested as of December 31, 2022	46,857	$25.96
Granted	—	—
Vested	(45,756)	25.96
Forfeited	(1,101)	26.14
Unvested as of December 31, 2023	—	$—

For the years ended December 31, 2023, 2022 and 2021, the Company granted no shares of Restricted Stock to key employees.

The total grant date fair value of Restricted Stock that vested for the years ended December 31, 2023, 2022, and 2021 was $1.2 million, $2.3 million and $2.8 million, respectively. Unrecognized compensation expense related to unvested Restricted Stock was nil, nil and $1.1 million as of December 31, 2023, 2022 and 2021, respectively.

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

The Performance Awards are governed by the Company’s Long-Term Incentive Plan (the “LTIP”), which is designed to reward selected key employees for their individual performance and the Company’s performance measured over multi-year performance cycles. Awards related to the LTIP provide for equity-based awards based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups over a three-year performance period.

The following presents the Company’s Performance Award activity for the years ended December 31, 2023, 2022 and 2021:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2020	857,282	$25.43
Granted	376,810	27.07
Vested	(214,163)	22.57
Forfeited	(77,423)	24.62
Unvested as of December 31, 2021	942,506	$26.70
Granted	350,922	28.57
Vested	(203,855)	27.02
Forfeited	(135,439)	26.63
Unvested as of December 31, 2022	954,134	$27.36
Granted	447,130	26.72
Vested	(193,065)	25.96
Forfeited	(98,731)	26.21
Unvested as of December 31, 2023	1,109,468	$27.44

For the years ended December 31, 2023, 2022 and 2021, the Company granted 447,130, 350,922 and 376,810 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2023, 2022 and 2021. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2023, 2022 and 2021, was $5.0 million, $5.5 million and $4.8 million, respectively. Unrecognized compensation expense related to unvested Performance Awards was $8.2 million, $7.3 million and $6.1 million as of December 31, 2023, 2022 and 2021, respectively. The unrecognized compensation expense as of December 31, 2023 is expected to be recognized over a weighted average vesting period of 1.3 years.

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

The following presents the Company’s RSU activity for the years ended December 31, 2023, 2022 and 2021:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2020	43,550	$21.93
Granted	198,771	27.13
Vested	(49,519)	23.08
Forfeited	(7,473)	26.37
Unvested as of December 31, 2021	185,329	$27.09
Granted	169,497	28.35
Vested	(74,178)	27.18
Forfeited	(17,488)	26.80
Unvested as of December 31, 2022	263,160	$27.91
Granted	232,280	25.57
Vested	(122,036)	27.75
Forfeited	(27,843)	27.38
Unvested as of December 31, 2023	345,561	$26.50

For the year ended December 31, 2023, the Company granted 29,704 RSUs to non-employee directors with a weighted-average grant date fair value of $18.85 and 202,576 RSUs were granted to employees with a weighted-average grant date fair value of $26.28. For the year ended December 31, 2022, the Company granted 20,023 RSUs to non-employee directors with a weighted-average grant date fair value of $27.66 and 149,474 RSUs were granted to employees with a weighted-average grant date fair value of $28.44. For the year ended December 31, 2021, the Company granted 21,839 RSUs to non-employee directors with a weighted-average grant date fair value of $27.36 and 176,932 RSUs were granted to employees with a weighted-average grant date fair value of $27.10. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $3.4 million, $2.0 million and $1.0 million, respectively. Unrecognized compensation expense related to unvested RSUs was $5.2 million, $4.1 million and $3.3 million as of December 31, 2023, 2022 and 2021, respectively. The unrecognized compensation expense as of December 31, 2023 is expected to be recognized over a weighted average vesting period of 0.9 years.

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

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2023, total shares authorized under the Company’s ESPP were 600,000 shares, of which 498,653 shares of common stock were available for future purchases. The Company issued 16,226 shares, 16,680 shares and 21,070 shares of common stock to employee participants in 2023, 2022 and 2021, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5875. The Visa derivative of $2.3 million and $0.9 million was included in the consolidated balance sheets at December 31, 2023 and 2022, respectively, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized below:

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$32,503	$—	$32,503
Government-sponsored enterprises debt securities	—	19,592	—	19,592
Mortgage-backed securities:
Residential - Government agency(1)	—	10,182	—	10,182
Residential - Government-sponsored enterprises(1)	—	783,297	—	783,297
Commercial - Government agency	—	218,674	—	218,674
Commercial - Government-sponsored enterprises	—	86,431	—	86,431
Commercial - Non-agency	—	21,683	—	21,683
Collateralized mortgage obligations:
Government agency	—	471,150	—	471,150
Government-sponsored enterprises	—	363,970	—	363,970
Collateralized loan obligations	—	247,854	—	247,854
Total available-for-sale securities	—	2,255,336	—	2,255,336
Other assets(2)	517	12,768	—	13,285
Liabilities
Other liabilities(3)	—	(2,320)	(2,300)	(4,620)
Total	$517	$2,265,784	$(2,300)	$2,264,001

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$150,982	$—	$150,982
Government-sponsored enterprises debt securities	—	44,301	—	44,301
Mortgage-backed securities:
Residential - Government agency(1)	—	59,723	—	59,723
Residential - Government-sponsored enterprises(1)	—	1,160,455	—	1,160,455
Commercial - Government agency	—	237,853	—	237,853
Commercial - Government-sponsored enterprises	—	119,573	—	119,573
Commercial - Non-agency	—	21,471	—	21,471
Collateralized mortgage obligations:
Government agency	—	653,322	—	653,322
Government-sponsored enterprises	—	462,132	—	462,132
Collateralized loan obligations	—	241,321	—	241,321
Total available-for-sale securities	—	3,151,133	—	3,151,133
Other assets(4)	5,376	10,945	—	16,321
Liabilities
Other liabilities(3)	—	(49,268)	(851)	(50,119)
Total	$5,376	$3,112,810	$(851)	$3,117,335
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.
(4)	Other assets classified as Level 1 include mutual funds and money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5875(1)	1.5289-1.5875
			Expected Term - 5 months(2)	n/m(2)
			Growth Rate - 10%(3)	-6% - 25%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(851)	Discounted Cash Flow	Expected Conversion Rate - 1.5991(1)	1.5514-1.5991
			Expected Term - 3 months(4)	0 - 6 months
			Growth Rate - 26%(3)	10% - 38%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term of 5 months was based on the May 2024 claim filing deadline. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.
(4)	The expected term of 3 months was based on the median of 0 to 6 months.

Changes in Fair Value Levels

During the years ended December 31, 2023 and 2022, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022 are summarized below:

	Visa Derivative
(dollars in thousands)	2023	2022
Year Ended December 31,
Balance as of January 1,	$(851)	$(5,530)
Total net losses included in other noninterest income	(7,738)	(707)
Settlements	6,289	5,386
Balance as of December 31,	$(2,300)	$(851)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of December 31,	$(7,738)	$(707)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the years indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,739,897	$185,015	$1,554,882	$—	$1,739,897
Investment securities held-to-maturity	4,041,449	—	3,574,856	—	3,574,856
Loans held for sale	190	—	192	—	192
Loans(1)	13,973,688	—	—	13,385,683	13,385,683

Financial liabilities:
Time deposits(2)	$3,456,158	$—	$3,432,330	$—	$3,432,330
Short-term borrowings	500,000	—	495,306	—	495,306

	December 31, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$526,624	$297,502	$229,122	$—	$526,624
Investment securities held-to-maturity	4,320,639	—	3,814,822	—	3,814,822
Loans(1)	13,793,922	—	—	13,138,787	13,138,787

Financial liabilities:
Time deposits(2)	$2,476,050	$—	$2,423,231	$—	$2,423,231
Short-term borrowings	75,000	—	74,991	—	74,991
(1)	Excludes financing leases of $379.8 million at December 31, 2023 and $298.1 million at December 31, 2022.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.9 billion at December 31, 2023 and $19.2 billion at December 31, 2022.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2023 and 2022, the Company had $6.5 billion and $7.0 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $49.8 million and $48.5 million at December 31, 2023 and 2022, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

There were no assets with nonrecurring fair value adjustments held as of December 31, 2023 and 2022. Additionally, there were no nonrecurring fair value adjustments during the years ended December 31, 2023, 2022 and 2021.

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

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2023
Net interest income	$458,125	$175,569	$2,433	$636,127
Provision for credit losses	(9,899)	(14,961)	(1,770)	(26,630)
Net interest income after provision for credit losses	448,226	160,608	663	609,497

Noninterest income	97,651	75,358	27,806	200,815
Noninterest expense	(304,731)	(112,839)	(83,568)	(501,138)
Income (loss) before (provision) benefit for income taxes	241,146	123,127	(55,099)	309,174

(Provision) benefit for income taxes	(58,091)	(27,927)	11,827	(74,191)
Net income (loss)	$183,055	$95,200	$(43,272)	$234,983
Total assets as of December 31, 2023	$7,589,607	$6,966,731	$10,370,136	$24,926,474

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2022
Net interest income	$436,228	$157,128	$20,193	$613,549
Benefit (provision) for credit losses	967	1,154	(3,513)	(1,392)
Net interest income after benefit (provision) for credit losses	437,195	158,282	16,680	612,157

Noninterest income	94,085	77,539	7,901	179,525
Noninterest expense	(293,563)	(109,906)	(37,002)	(440,471)
Income (loss) before (provision) benefit for income taxes	237,717	125,915	(12,421)	351,211

(Provision) benefit for income taxes	(58,077)	(30,158)	2,709	(85,526)
Net income (loss)	$179,640	$95,757	$(9,712)	$265,685
Total assets as of December 31, 2022	$7,463,002	$6,850,638	$10,263,583	$24,577,223

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2021
Net interest income (expense)	$385,656	$162,997	$(18,094)	$530,559
Benefit for credit losses	16,267	22,452	281	39,000
Net interest income (expense) after benefit for credit losses	401,923	185,449	(17,813)	569,559

Noninterest income	91,672	72,781	20,463	184,916
Noninterest expense	(247,949)	(100,932)	(56,598)	(405,479)
Income (loss) before (provision) benefit for income taxes	245,646	157,298	(53,948)	348,996

(Provision) benefit for income taxes	(58,710)	(37,525)	12,974	(83,261)
Net income (loss)	$186,936	$119,773	$(40,974)	$265,735
Total assets as of December 31, 2021	$7,148,376	$5,972,567	$11,871,467	$24,992,410

23. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Income
Dividends from FHB	$139,500	$157,000	$213,500
Other income	2,492	—	—
Total income	141,992	157,000	213,500
Noninterest expense
Salaries and employee benefits	4,404	4,098	3,732
Contracted services and professional fees	3,554	6,200	2,731
Equipment	102	78	—
Other	1,474	1,447	1,314
Total noninterest expense	9,534	11,823	7,777
Income before benefit for income taxes and equity in undistributed income of FHB	132,458	145,177	205,723
Provision (Benefit) for income taxes	145	(2,707)	(1,877)
Equity in undistributed income of FHB	102,670	117,801	58,135
Net income	$234,983	$265,685	$265,735
Comprehensive income (loss)	$344,027	$(251,876)	$112,438

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2023	2022
Assets
Cash and cash equivalents	$15,475	$18,024
Investment in FHB	2,471,679	2,251,841
Other assets	30,131	27,638
Total assets	$2,517,285	$2,297,503
Liabilities and Stockholders' Equity
Retirement benefits payable	$688	$560
Other liabilities	30,531	27,938
Total liabilities	31,219	28,498

Total stockholders' equity	2,486,066	2,269,005
Total liabilities and stockholders' equity	$2,517,285	$2,297,503

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$234,983	$265,685	$265,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of FHB	(102,670)	(117,801)	(58,135)
Deferred income taxes	(96)	22	36
Stock-based compensation	584	554	492
Change in assets and liabilities:
Net decrease (increase) in other assets	164	(4)	242
Net increase in other liabilities	39	18	50
Net cash provided by operating activities	133,004	148,474	208,420

Cash flows from financing activities
Dividends paid	(132,646)	(132,588)	(134,133)
Stock tendered for payment of withholding taxes	(3,215)	(3,555)	(3,108)
Proceeds from employee stock purchase plan	308	379	547
Common stock repurchased	—	(9,478)	(75,000)
Net cash used in financing activities	(135,553)	(145,242)	(211,694)
Net (decrease) increase in cash and cash equivalents	(2,549)	3,232	(3,274)
Cash and cash equivalents at beginning of year	18,024	14,792	18,066
Cash and cash equivalents at end of year	$15,475	$18,024	$14,792

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment, and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic consolidated financial statements in accordance with the instructions for the consolidated financial statements for bank holding companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

February 28, 2024

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors of the Company, the section captioned “Corporate Governance and Board Matters – Director Nominees” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Biographies of Executive Officers” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2023.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,455,029	$—	3,111,378
Equity compensation plans not approved by security holders	—	—	—
Total	1,455,029	$—	3,111,378

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Statements of Income – For the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2023, 2022 and 2021

Consolidated Balance Sheets – As of December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – For the years ended December 31, 2023, 2022 and 2021

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
10.14

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.15

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan IPO Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.16

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on October 26, 2018 (File No. 001-14585))

10.17

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (2019) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.18

Form of First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (2020) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 28, 2020 (File No. 001-14585))

10.19

First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

10.20

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.21

Form of First Hawaiian, Inc. Long-Term Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on March 5, 2019 (File No. 001-14585))

10.22

First Hawaiian, Inc. Long-Term Incentive Plan Form of Performance Share Unit Award Agreement (2021) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on February 4, 2021 (File No. 001-14585))

10.23

Form of First Hawaiian, Inc. 2016 Non-Employee Director Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.24

BancWest Corporation Deferred Compensation Plan Part B (2016 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by First Hawaiian, Inc. on December 13, 2016 (File No. 333-215068))

Exhibit Number

10.25

Amended and Restated First Hawaiian Bank Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

10.26

First Hawaiian Inc. Supplemental Executive Retirement Plan Part B (2019 Restatement) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 26, 2019 (File No. 001-14585))

10.27

Employment Agreement, dated as of October 20, 2011, by and among Robert S. Harrison, First Hawaiian Bank and BancWest Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by First Hawaiian, Inc. on July 8, 2016 (File No. 333-212451))

10.28

First Hawaiian, Inc. Role-Based Allowance Award Agreement for Robert S. Harrison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

10.29

Offer Letter, dated as of December 14, 2022, from Robert S. Harrison on behalf of First Hawaiian Bank to James M. Moses (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 24, 2023 (File No. 001-14585))

21.1	Subsidiaries of First Hawaiian, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	First Hawaiian Inc. Clawback Policy for the Mandatory Recoupment of Erroneously Awarded Incentive Compensation
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2024		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2024

/s/ Robert S. Harrison	/s/ James M. Moses
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	James M. Moses Vice Chairman and Chief Financial Officer

/s/ Michael K. Fujimoto	/s/ Faye W. Kurren
Michael K. Fujimoto, Director	Faye W. Kurren, Director

/s/ James S. Moffatt	/s/ Mark M. Mugiishi
James S. Moffatt, Director	Mark M. Mugiishi, Director

/s/ Kelly A. Thompson	/s/ Allen B. Uyeda
Kelly A. Thompson, Director	Allen B. Uyeda, Director

/s/ Vanessa L. Washington	/s/ C. Scott Wo
Vanessa L. Washington, Director	C. Scott Wo, Director