Form 10-Q
period 2024-03-31
FIRST HAWAIIAN, INC.
filed 2024-05-06
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,841,908 shares of Common Stock, par value $0.01 per share, were outstanding as of April 30, 2024.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2024	2023
Interest income
Loans and lease financing	$199,844	$172,339
Available-for-sale investment securities	14,546	18,688
Held-to-maturity investment securities	17,793	18,957
Other	12,769	3,561
Total interest income	244,952	213,545
Interest expense
Deposits	84,143	43,284
Short-term and long-term borrowings	5,953	2,563
Other	429	451
Total interest expense	90,525	46,298
Net interest income	154,427	167,247
Provision for credit losses	6,300	8,800
Net interest income after provision for credit losses	148,127	158,447
Noninterest income
Service charges on deposit accounts	7,546	7,231
Credit and debit card fees	16,173	16,298
Other service charges and fees	9,904	9,162
Trust and investment services income	10,354	9,614
Bank-owned life insurance	4,286	5,120
Other	3,108	1,598
Total noninterest income	51,371	49,023
Noninterest expense
Salaries and employee benefits	59,262	56,032
Contracted services and professional fees	15,739	16,313
Occupancy	6,941	7,782
Equipment	13,413	9,736
Regulatory assessment and fees	8,120	3,836
Advertising and marketing	2,612	1,994
Card rewards program	8,508	8,085
Other	14,218	14,789
Total noninterest expense	128,813	118,567
Income before provision for income taxes	70,685	88,903
Provision for income taxes	16,465	22,085
Net income	$54,220	$66,818
Basic earnings per share	$0.42	$0.52
Diluted earnings per share	$0.42	$0.52
Basic weighted-average outstanding shares	127,707,354	127,453,820
Diluted weighted-average outstanding shares	128,217,689	128,033,812

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Net income	$54,220	$66,818
Other comprehensive income, net of tax:
Net change in investment securities	5,667	26,944
Net change in cash flow derivative hedges	763	631
Other comprehensive income	6,430	27,575
Total comprehensive income	$60,650	$94,393

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2024	2023
Assets
Cash and due from banks	$202,121	$185,015
Interest-bearing deposits in other banks	1,072,145	1,554,882
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,466,109 as of March 31, 2024 and $2,558,675 as of December 31, 2023)	2,159,338	2,255,336
Held-to-maturity, at amortized cost (fair value: $3,470,710 as of March 31, 2024 and $3,574,856 as of December 31, 2023)	3,988,011	4,041,449
Loans held for sale	—	190
Loans and leases	14,320,208	14,353,497
Less: allowance for credit losses	159,836	156,533
Net loans and leases	14,160,372	14,196,964

Premises and equipment, net	281,181	281,461
Accrued interest receivable	85,715	84,417
Bank-owned life insurance	484,193	479,907
Goodwill	995,492	995,492
Mortgage servicing rights	5,533	5,699
Other assets	845,085	845,662
Total assets	$24,279,186	$24,926,474
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,620,928	$13,749,095
Noninterest-bearing	7,048,553	7,583,562
Total deposits	20,669,481	21,332,657
Short-term borrowings	500,000	500,000
Retirement benefits payable	102,242	103,285
Other liabilities	493,702	504,466
Total liabilities	21,765,425	22,440,408

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,687,612 / 127,841,908 as of March 31, 2024; issued/outstanding: 141,340,539 / 127,618,761 as of December 31, 2023)	1,417	1,413
Additional paid-in capital	2,551,488	2,548,250
Retained earnings	858,494	837,859
Accumulated other comprehensive loss, net	(523,780)	(530,210)
Treasury stock (13,845,704 shares as of March 31, 2024 and 13,721,778 shares as of December 31, 2023)	(373,858)	(371,246)
Total stockholders' equity	2,513,761	2,486,066
Total liabilities and stockholders' equity	$24,279,186	$24,926,474

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2023	127,618,761	$1,413	$2,548,250	$837,859	$(530,210)	$(371,246)	$2,486,066
Net income	—	—	—	54,220	—	—	54,220
Cash dividends declared ($0.26 per share)	—	—	—	(33,186)	—	—	(33,186)
Equity-based awards	223,147	4	3,238	(399)	—	(2,612)	231
Other comprehensive income, net of tax	—	—	—	—	6,430	—	6,430
Balance as of March 31, 2024	127,841,908	$1,417	$2,551,488	$858,494	$(523,780)	$(373,858)	$2,513,761

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2022	127,363,327	$1,410	$2,538,336	$736,544	$(639,254)	$(368,031)	$2,269,005
Net income	—	—	—	66,818	—	—	66,818
Cash dividends declared ($0.26 per share)	—	—	—	(33,114)	—	—	(33,114)
Equity-based awards	210,353	3	2,317	(457)	—	(3,135)	(1,272)
Other comprehensive income, net of tax	—	—	—	—	27,575	—	27,575
Balance as of March 31, 2023	127,573,680	$1,413	$2,540,653	$769,791	$(611,679)	$(371,166)	$2,329,012

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$54,220	$66,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,300	8,800
Depreciation, amortization and accretion, net	9,537	10,827
Deferred income tax provision	7,238	4,330
Stock-based compensation	3,242	2,320
Gain on property insurance proceeds	(2,202)	—
Other (gains) losses	(7)	1,223
Originations of loans held for sale	(8,624)	(1,468)
Proceeds from sales of loans held for sale	8,791	1,447
Change in assets and liabilities:
Net decrease (increase) in other assets	11,782	(9,536)
Net decrease in other liabilities	(23,637)	(2,128)
Net cash provided by operating activities	66,640	82,633
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	81,385	119,692
Proceeds from calls and sales	10,000	—
Held-to-maturity securities:
Proceeds from maturities and principal repayments	62,525	68,854
Proceeds from calls	345	220
Other investments:
Proceeds from sales	1,234	13,984
Purchases	(12,618)	(42,251)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	41,387	(88,408)
Purchases of loans	(15,000)	(48,741)
Proceeds from bank-owned life insurance	—	4,932
Proceeds from property insurance	2,202	—
Purchases of premises, equipment and software	(4,861)	(1,555)
Other	104	(1,614)
Net cash provided by investing activities	166,703	25,113
Cash flows from financing activities
Net decrease in deposits	(663,176)	(407,529)
Net increase in short-term borrowings	—	175,000
Proceeds from long-term borrowings	—	500,000
Dividends paid	(33,186)	(33,114)
Stock tendered for payment of withholding taxes	(2,612)	(3,135)
Net cash (used in) provided by financing activities	(698,974)	231,222
Net (decrease) increase in cash and cash equivalents	(465,631)	338,968
Cash and cash equivalents at beginning of period	1,739,897	526,624
Cash and cash equivalents at end of period	$1,274,266	$865,592

Supplemental disclosures
Interest paid	$88,594	$40,937
Income taxes paid, net of income tax refunds	1,755	1,761
Noncash investing and financing activities:
Transfers from loans and leases and other assets to other real estate owned	69	—
Operating lease right-of-use assets obtained in exchange for new lease obligations	—	1,306
Obligation to fund low-income housing partnerships	8,223	—

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounting Standards Adopted in 2024

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842), Common Control Arrangements. This update clarifies the accounting for leasehold improvements associated with common control leases. Prior to this update, Topic 842 generally required leasehold improvements to have an amortization period consistent with the shorter of the useful life of those improvements or the remaining lease term. This update will require leasehold improvements associated with common control leases to be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease, and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. In addition, this update also subjects leasehold improvements to the impairment guidance in Topic 360, Property, Plant, and Equipment. The Company adopted the provisions of ASU No. 2023-01 on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This update expands the population of tax equity investments for which a reporting entity may elect to apply the proportional amortization method (“PAM”). Under legacy guidance, an entity can only elect to apply the PAM to investments in low-income housing tax credit (“LIHTC”) structures. This update permits an entity to make an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the PAM if certain conditions are met. An accounting policy election is made to apply the PAM on a tax credit program-by-program basis rather than electing to apply the PAM at the reporting entity level or to individual investments. By applying the PAM, a reporting entity must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credits received. For all tax equity investments accounted for using the PAM, this update also requires the use of the delayed equity contribution guidance. LIHTC investments not accounted for using the PAM will no longer be permitted to use the delayed equity contribution guidance. In addition, LIHTC investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10, Investments—Equity Method and Joint Ventures—Overall. Further, LIHTC investments that are not accounted for using the PAM or the equity method must use the guidance in Topic 321, Investments—Equity Securities, when accounting for equity investments. In addition, the amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the PAM, including investments within that elected program that do not meet the conditions to apply the PAM. Such disclosures include the nature of its tax equity investments and the effect of such investments and related income tax credits and other income tax benefits on its financial position and results of operations. The Company adopted the provisions of ASU No. 2023-02 on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements. See “Note 5. Other Assets” for required disclosures related to this new guidance.

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

2. Investment Securities

As of March 31, 2024 and December 31, 2023, investment securities consisted predominantly of the following investment categories:

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

As of March 31, 2024 and December 31, 2023, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$13,254	$—	$(433)	$12,821	$33,169	$—	$(666)	$32,503
Government-sponsored enterprises debt securities	20,000	—	(371)	19,629	20,000	—	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	10,959	—	(1,350)	9,609	11,303	—	(1,121)	10,182
Residential - Government-sponsored enterprises	868,033	—	(114,648)	753,385	895,421	—	(112,124)	783,297
Commercial - Government agency	264,691	—	(51,297)	213,394	268,944	—	(50,270)	218,674
Commercial - Government-sponsored enterprises	90,441	—	(6,951)	83,490	93,459	—	(7,028)	86,431
Commercial - Non-agency	21,968	142	—	22,110	21,964	—	(281)	21,683
Collateralized mortgage obligations:
Government agency	523,160	—	(70,997)	452,163	538,718	—	(67,568)	471,150
Government-sponsored enterprises	413,731	—	(60,670)	353,061	425,826	—	(61,856)	363,970
Collateralized loan obligations	239,872	383	(579)	239,676	249,871	43	(2,060)	247,854
Total available-for-sale securities	$2,466,109	$525	$(307,296)	$2,159,338	$2,558,675	$43	$(303,382)	$2,255,336

Government agency debt securities	$51,904	$—	$(5,300)	$46,604	$52,051	$—	$(4,497)	$47,554
Mortgage-backed securities:
Residential - Government agency	42,961	—	(6,209)	36,752	43,885	—	(5,189)	38,696
Residential - Government-sponsored enterprises	97,914	—	(13,466)	84,448	99,379	—	(11,013)	88,366
Commercial - Government agency	30,853	—	(7,651)	23,202	30,795	—	(7,017)	23,778
Commercial - Government-sponsored enterprises	1,127,321	167	(144,378)	983,110	1,129,738	195	(130,757)	999,176
Collateralized mortgage obligations:
Government agency	972,199	—	(125,164)	847,035	989,130	—	(109,471)	879,659
Government-sponsored enterprises	1,610,563	—	(209,655)	1,400,908	1,642,274	—	(193,897)	1,448,377
Debt securities issued by states and political subdivisions	54,296	—	(5,645)	48,651	54,197	—	(4,947)	49,250
Total held-to-maturity securities	$3,988,011	$167	$(517,468)	$3,470,710	$4,041,449	$195	$(466,788)	$3,574,856

Accrued interest receivable related to available-for-sale investment securities was $7.0 million and $7.2 million as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.3 million and $7.0 million as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $10.3 million and nil, respectively, for the three months ended March 31, 2024, and $0.2 million and nil, respectively, for the three months ended March 31, 2023. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended March 31, 2024 and 2023. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil for the three months ended March 31, 2024 and 2023. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $29.1 million and $34.0 million, respectively, for the three months ended March 31, 2024 and 2023. Interest income from non-taxable investment securities was $3.2 million and $3.6 million, respectively, for the three months ended March 31, 2024 and 2023.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of March 31, 2024, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$13,254	$12,821
Due after one year through five years	29,275	28,885
Due after five years through ten years	87,696	87,617
Due after ten years	164,869	164,913
	295,094	294,236

Mortgage-backed securities:
Residential - Government agency	10,959	9,609
Residential - Government-sponsored enterprises	868,033	753,385
Commercial - Government agency	264,691	213,394
Commercial - Government-sponsored enterprises	90,441	83,490
Total mortgage-backed securities	1,234,124	1,059,878
Collateralized mortgage obligations:
Government agency	523,160	452,163
Government-sponsored enterprises	413,731	353,061
Total collateralized mortgage obligations	936,891	805,224
Total available-for-sale securities	$2,466,109	$2,159,338

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	22,132	20,121
Due after ten years	84,068	75,134
	106,200	95,255

Mortgage-backed securities:
Residential - Government agency	42,961	36,752
Residential - Government-sponsored enterprises	97,914	84,448
Commercial - Government agency	30,853	23,202
Commercial - Government-sponsored enterprises	1,127,321	983,110
Total mortgage-backed securities	1,299,049	1,127,512
Collateralized mortgage obligations:
Government agency	972,199	847,035
Government-sponsored enterprises	1,610,563	1,400,908
Total collateralized mortgage obligations	2,582,762	2,247,943
Total held-to-maturity securities	$3,988,011	$3,470,710

At March 31, 2024, pledged securities totaled $4.3 billion, of which $2.2 billion was pledged to secure borrowing capacity, $1.9 billion was pledged to secure public deposits and $154.0 million was pledged to secure other financial transactions. At December 31, 2023, pledged securities totaled $5.0 billion, of which $2.6 billion was pledged to secure public deposits, $2.3 billion was pledged to secure borrowing capacity and $183.0 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of March 31, 2024 and December 31, 2023.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 204 and 222 individual securities in each category have been in a continuous loss position as of March 31, 2024 and December 31, 2023, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(433)	$12,821	$(433)	$12,821
Government-sponsored enterprises debt securities	—	—	(371)	19,629	(371)	19,629
Mortgage-backed securities:
Residential - Government agency	—	—	(1,350)	9,609	(1,350)	9,609
Residential - Government-sponsored enterprises	—	—	(114,648)	753,385	(114,648)	753,385
Commercial - Government agency	—	—	(51,297)	213,394	(51,297)	213,394
Commercial - Government-sponsored enterprises	—	—	(6,951)	83,490	(6,951)	83,490
Collateralized mortgage obligations:
Government agency	—	—	(70,997)	452,163	(70,997)	452,163
Government-sponsored enterprises	—	—	(60,670)	353,061	(60,670)	353,061
Collateralized loan obligations	(8)	8,492	(571)	99,029	(579)	107,521
Total available-for-sale securities with unrealized losses	$(8)	$8,492	$(307,288)	$1,996,581	$(307,296)	$2,005,073

	Time in Continuous Loss as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(666)	$32,503	$(666)	$32,503
Government-sponsored enterprises debt securities	—	—	(408)	19,592	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	—	—	(1,121)	10,182	(1,121)	10,182
Residential - Government-sponsored enterprises	—	—	(112,124)	783,297	(112,124)	783,297
Commercial - Government agency	—	—	(50,270)	218,674	(50,270)	218,674
Commercial - Government-sponsored enterprises	—	—	(7,028)	86,431	(7,028)	86,431
Commercial - Non-agency	—	—	(281)	21,683	(281)	21,683
Collateralized mortgage obligations:
Government agency	—	—	(67,568)	471,150	(67,568)	471,150
Government-sponsored enterprises	—	—	(61,856)	363,970	(61,856)	363,970
Collateralized loan obligations	(564)	63,667	(1,496)	163,126	(2,060)	226,793
Total available-for-sale securities with unrealized losses	$(564)	$63,667	$(302,818)	$2,170,608	$(303,382)	$2,234,275

At March 31, 2024 and December 31, 2023, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of March 31, 2024 and December 31, 2023, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of March 31, 2024 and December 31, 2023, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three months ended March 31, 2024 and for the year ended December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of March 31, 2024 or December 31, 2023.

During the year ended December 31, 2023, the Company recorded a $40.8 million net realized gain related to the sale of approximately 120,000 Visa Class B restricted shares. The Company did not hold any Visa Class B restricted shares as of both March 31, 2024 and December 31, 2023.

3. Loans and Leases

As of March 31, 2024 and December 31, 2023, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,189,875	$2,165,349
Commercial real estate	4,301,300	4,340,243
Construction	972,517	900,292
Residential:
Residential mortgage	4,242,502	4,283,315
Home equity line	1,165,778	1,174,588
Total residential	5,408,280	5,457,903
Consumer	1,054,227	1,109,901
Lease financing	394,009	379,809
Total loans and leases	$14,320,208	$14,353,497

Outstanding loan balances are reported net of deferred loan costs and fees of $56.9 million and $57.5 million at March 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable related to loans and leases was $71.4 million and $70.1 million as of March 31, 2024 and December 31, 2023, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of March 31, 2024, residential real estate loans and commercial real estate loans totaling $5.0 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.9 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2023, residential real estate loans and commercial real estate loans totaling $4.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.3 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $7.8 million and $6.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

4. Allowance for Credit Losses

The Company maintains the allowance for credit losses for loans and leases (the “ACL”) that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases. While management utilizes its best judgment and information available, the ultimate appropriateness of the ACL is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The Company’s methodology is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Company also maintains an estimated reserve for unfunded commitments on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(909)	—	—	—	—	—	(4,854)	(5,763)
Recoveries	211	—	—	—	30	44	1,689	1,974
Provision	2,829	(418)	2,049	731	(120)	(325)	2,346	7,092
Balance at end of period	$17,087	$43,526	$12,441	$2,485	$36,790	$11,447	$36,060	$159,836

	Three Months Ended March 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(791)	—	—	—	(122)	(135)	(4,782)	(5,830)
Recoveries	246	—	—	—	27	177	2,166	2,616
Provision	19	(3,499)	630	(70)	(760)	1,003	9,113	6,436
Balance at end of period	$14,038	$40,311	$6,473	$1,481	$34,320	$9,341	$41,158	$147,122

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision	(324)	86	(1,151)	—	(10)	598	9	(792)
Balance at end of period	$8,792	$1,873	$6,897	$—	$14	$17,187	$50	$34,813

	Three Months Ended March 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	(658)	(312)	1,482	—	(13)	1,853	12	2,364
Balance at end of period	$7,153	$1,692	$8,952	$—	$17	$18,336	$49	$36,199

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of March 31, 2024 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$13,488	$104,265	$263,282	$318,417	$29,787	$282,287	$987,132	$26,745	$2,025,403
Special Mention	202	1	23,276	73	539	1,385	8,132	—	33,608
Substandard	—	—	20,364	214	572	2,191	25,638	—	48,979
Other (1)	4,887	12,883	10,053	4,044	1,970	2,396	45,652	—	81,885
Total Commercial and Industrial	18,577	117,149	316,975	322,748	32,868	288,259	1,066,554	26,745	2,189,875
Current period gross charge-offs	—	71	114	61	52	611	—	—	909

Commercial Real Estate
Risk rating:
Pass	28,321	344,674	864,166	671,379	334,606	1,866,875	93,485	4,223	4,207,729
Special Mention	3,339	2,290	7,591	41,337	1,358	18,507	6,863	—	81,285
Substandard	—	—	5,047	1,203	—	5,244	652	—	12,146
Other (1)	—	—	—	—	—	140	—	—	140
Total Commercial Real Estate	31,660	346,964	876,804	713,919	335,964	1,890,766	101,000	4,223	4,301,300
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	14,198	181,628	311,175	258,400	59,563	65,776	11,872	—	902,612
Special Mention	—	—	—	—	—	837	—	—	837
Substandard	—	—	—	—	—	24,437	—	—	24,437
Other (1)	859	12,258	17,492	6,373	1,357	5,588	704	—	44,631
Total Construction	15,057	193,886	328,667	264,773	60,920	96,638	12,576	—	972,517
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	50,531	114,686	78,028	17,488	28,946	97,319	—	—	386,998
Special Mention	—	51	125	377	20	—	—	—	573
Substandard	5,370	676	392	—	—	—	—	—	6,438
Total Lease Financing	55,901	115,413	78,545	17,865	28,966	97,319	—	—	394,009
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$121,195	$773,412	$1,600,991	$1,319,305	$458,718	$2,372,982	$1,180,130	$30,968	$7,857,701
Current period gross charge-offs	$—	$71	$114	$61	$52	$611	$—	$—	$909

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$28,332	$207,263	$524,402	$987,343	$521,598	$1,186,496	$—	$—	$3,455,434
680 - 739	1,525	36,569	67,192	115,481	67,662	158,890	—	—	447,319
620 - 679	910	2,910	16,268	19,056	12,733	41,573	—	—	93,450
550 - 619	—	1,303	6,506	1,903	2,477	11,685	—	—	23,874
Less than 550	—	—	—	2,894	2,006	6,686	—	—	11,586
No Score (3)	—	9,081	20,505	11,400	6,006	58,777	—	—	105,769
Other (2)	1,419	13,320	16,937	15,740	12,088	32,590	12,976	—	105,070
Total Residential Mortgage	32,186	270,446	651,810	1,153,817	624,570	1,496,697	12,976	—	4,242,502
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	943,792	1,428	945,220
680 - 739	—	—	—	—	—	—	162,578	1,886	164,464
620 - 679	—	—	—	—	—	—	33,728	927	34,655
550 - 619	—	—	—	—	—	—	13,382	971	14,353
Less than 550	—	—	—	—	—	—	5,392	296	5,688
No Score (3)	—	—	—	—	—	—	1,398	—	1,398
Total Home Equity Line	—	—	—	—	—	—	1,160,270	5,508	1,165,778
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Residential Lending	$32,186	$270,446	$651,810	$1,153,817	$624,570	$1,496,697	$1,173,246	$5,508	$5,408,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Lending
FICO:
740 and greater	18,671	82,551	113,914	66,175	28,100	22,442	116,198	138	448,189
680 - 739	13,464	64,229	64,623	33,167	14,755	13,951	75,151	439	279,779
620 - 679	4,293	28,729	27,210	15,641	6,793	10,003	35,179	791	128,639
550 - 619	620	6,973	11,551	7,621	4,025	6,289	13,452	795	51,326
Less than 550	110	2,634	6,734	5,075	2,837	4,179	5,782	646	27,997
No Score (3)	733	839	209	—	9	16	39,466	256	41,528
Other (2)	—	304	349	960	330	1,032	73,794	—	76,769
Total Consumer Lending	$37,891	$186,259	$224,590	$128,639	$56,849	$57,912	$359,022	$3,065	$1,054,227
Current period gross charge-offs	$—	$437	$904	$496	$272	$769	$1,789	$187	$4,854

Total Loans and Leases	$191,272	$1,230,117	$2,477,391	$2,601,761	$1,140,137	$3,927,591	$2,712,398	$39,541	$14,320,208
Current period gross charge-offs	$—	$508	$1,018	$557	$324	$1,380	$1,789	$187	$5,763
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of December 31, 2023 was as follows:

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

There were no loans and leases graded as Loss as of March 31, 2024 and December 31, 2023.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2024 and December 31, 2023, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,713	$162	$1,470	$3,345	$2,186,530	$2,189,875	$529
Commercial real estate	—	—	2,953	2,953	4,298,347	4,301,300	—
Construction	—	—	606	606	971,911	972,517	606
Lease financing	—	—	—	—	394,009	394,009	—
Residential mortgage	1,857	2,742	5,406	10,005	4,232,497	4,242,502	359
Home equity line	2,996	894	2,827	6,717	1,159,061	1,165,778	—
Consumer	15,606	2,873	2,126	20,605	1,033,622	1,054,227	2,126
Total	$22,172	$6,671	$15,388	$44,231	$14,275,977	$14,320,208	$3,620

	December 31, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,611	$349	$1,464	$4,424	$2,160,925	$2,165,349	$494
Commercial real estate	—	196	300	496	4,339,747	4,340,243	300
Construction	25,191	—	—	25,191	875,101	900,292	—
Lease financing	—	—	—	—	379,809	379,809	—
Residential mortgage	5,244	1,475	4,720	11,439	4,271,876	4,283,315	—
Home equity line	5,940	624	3,550	10,114	1,164,474	1,174,588	—
Consumer	23,259	3,897	2,702	29,858	1,080,043	1,109,901	2,702
Total	$62,245	$6,541	$12,736	$81,522	$14,271,975	$14,353,497	$3,496

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

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2024 and December 31, 2023 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$942
Commercial real estate	2,685	2,953
Residential mortgage	3,297	7,777
Home equity line	1,150	6,345
Total Nonaccrual Loans and Leases	$7,132	$18,017

	December 31, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$970
Commercial real estate	2,685	2,953
Residential mortgage	2,667	7,620
Home equity line	1,163	7,052
Total Nonaccrual Loans and Leases	$6,515	$18,595

For the three months ended March 31, 2024, the Company recognized interest income of $0.2 million on nonaccrual loans and leases and for the three months ended March 31, 2023, the Company recognized interest income of $0.1 million on nonaccrual loans and leases. Furthermore, for both the three months ended March 31, 2024 and 2023, the amount of accrued interest receivables written off by reversing interest income was $0.2 million.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2024 and December 31, 2023, the amortized cost basis of collateral-dependent loans were $32.5 million and $11.1 million, respectively. As of March 31, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis. As of December 31, 2023, these loans were primarily collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of March 31, 2024 and 2023, related to loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023, respectively:

	Interest Rate Reduction
	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%		$4	n/m	%
Consumer	628	0.06		358	0.03
Total	$628	n/m	%	$362	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$199	0.01%		$96	n/m	%
Construction	—	—		231	0.03
Residential mortgage	310	0.01		34	n/m
Consumer	118	0.01		71	0.01
Total	$627	n/m	%	$432	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Residential mortgage	$1,260	0.03%		$—	—%
Total	$1,260	n/m	%	$—	—%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Interest Rate Reduction
Financial Effect
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Commercial real estate	—	Reduced weighted-average contractual interest rate by 0.75%.
Consumer	Reduced weighted-average contractual interest rate by 13.55%.	Reduced weighted-average contractual interest rate by 13.51%.

Term Extension
Financial Effect
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Commercial and industrial	Added a weighted-average 3.8 years to the life of loans.	Added a weighted-average 3.0 years to the life of loans.
Construction	—	Added a weighted-average 2.9 years to the life of loans.
Residential mortgage	Added a weighted-average 1.0 years to the life of loans.	Added a weighted-average 5.9 years to the life of loans.
Consumer	Added a weighted-average 4.2 years to the life of loans.	Added a weighted-average 4.6 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Residential mortgage	Deferred an average of $172 thousand in loan payments.	—

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of March 31, 2024 and 2023, of loans that had a payment default during the three months ended March 31, 2024 and 2023, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Consumer	$300	$7	$10	$—
Total	$300	$7	$10	$—
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of March 31, 2024 and 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	March 31, 2024
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$467	$467
Commercial real estate	—	—	—	—	2,857	2,857
Construction	—	—	—	—	657	657
Residential mortgage	—	—	—	—	1,570	1,570
Consumer	96	86	22	204	1,407	1,611
Total	$96	$86	$22	$204	$6,958	$7,162

	March 31, 2023
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$96	$96
Commercial real estate	—	—	—	—	4	4
Construction	—	—	—	—	231	231
Residential mortgage	—	—	—	—	34	34
Consumer	9	—	—	9	420	429
Total	$9	$—	$—	$9	$785	$794

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.5 billion as of both March 31, 2024 and December 31, 2023. Of the $6.5 billion at March 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the three months ended March 31, 2024. Of the $6.5 billion at December 31, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the year ended December 31, 2023.

Foreclosed Property

As of both March 31, 2024 and December 31, 2023, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During the three months ended March 31, 2024, the Company entered into a noncash exchange of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Policies of $65.3 million were transferred into new policies during this period. No gain or loss was recognized as part of this exchange. There were no policies exchanged during the three months ended March 31, 2023.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which was $1.3 billion as of both March 31, 2024 and December 31, 2023. Servicing fees include contractually specified fees, late charges, and ancillary fees and were $0.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.3 million for both three months ended March 31, 2024 and 2023. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$811
One to two years	720
Two to three years	637
Three to four years	561
Four to five years	497

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Gross carrying amount	$69,612	$69,515
Less: accumulated amortization	64,079	63,816
Net carrying value	$5,533	$5,699

The following table presents changes in amortized MSRs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$5,699	$6,562
Originations	97	17
Amortization	(263)	(280)
Balance at end of period	$5,533	$6,299
Fair value of amortized MSRs at beginning of period	$14,308	$15,193
Fair value of amortized MSRs at end of period	$14,071	$15,169

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2024 and 2023.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.98%	-	11.34%	7.08%	6.87%	-	11.53%	7.04%
Life in years (of the MSR)	4.28	-	7.18	7.05	4.30	-	7.22	7.09
Weighted-average coupon rate	3.63%	-	5.75%	3.75%	3.57%	-	5.81%	3.73%
Discount rate	10.27%	-	10.58%	10.52%	10.40%	-	10.60%	10.52%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Low-Income Housing Tax Credit Investments

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $207.4 million and $206.9 million in affordable housing and other tax credit investment partnership interests as of March 31, 2024 and December 31, 2023, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $7.7 million and $6.1 million during the three months ended March 31, 2024 and 2023, respectively. The affordable housing tax credits and other benefits recognized during the three months ended March 31, 2024 and 2023 were $9.6 million and $7.4 million, respectively, included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $77.2 million and $80.7 million as of March 31, 2024 and December 31, 2023, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Public deposits	$1,946,863	$2,571,359
Federal Home Loan Bank	5,000,994	4,495,266
Federal Reserve Bank	3,943,124	4,074,093
ACH transactions	135,443	137,101
Interest rate swaps	1,184	575
Total	$11,027,608	$11,278,394

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of March 31, 2024 and December 31, 2023. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2024 and December 31, 2023, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
U.S.:
Interest-bearing	$12,451,100	$12,731,915
Noninterest-bearing	6,212,216	6,609,483
Foreign:
Interest-bearing	1,169,828	1,017,180
Noninterest-bearing	836,337	974,079
Total deposits	$20,669,481	$21,332,657

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2024:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$375,094	$513,230	$888,324
Over three through six months	742,247	472,846	1,215,093
Over six through twelve months	588,338	445,817	1,034,155
One to two years	54,414	12,867	67,281
Two to three years	28,830	2,448	31,278
Three to four years	22,977	6,826	29,803
Four to five years	17,156	571	17,727
Thereafter	384	—	384
Total	$1,829,440	$1,454,605	$3,284,045

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.5 billion and $1.8 billion as of March 31, 2024 and December 31, 2023, respectively. Overdrawn deposit accounts are classified as loans and totaled $1.9 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively.

8. Short-Term Borrowings

At March 31, 2024 and December 31, 2023, short-term borrowings were comprised of the following:

(dollars in thousands)	March 31, 2024	December 31, 2023
Short-term FHLB fixed-rate advances(1)	$500,000	$500,000
Total short-term borrowings	$500,000	$500,000
(1)	Interest is payable monthly.

As of March 31, 2024 and December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024. The FHLB fixed-rate advances require monthly interest-only payments with the principal amount due on the maturity date.

As of March 31, 2024 and December 31, 2023, the Company had a remaining line of credit of $2.9 billion and $2.5 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had an undrawn line of credit of $3.2 billion and $3.3 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both March 31, 2024 and December 31, 2023. See “Note 6. Transfers of Financial Assets” for more information.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Federal funds purchased:
Weighted-average interest rate at March 31,	—%	—%
Highest month-end balance	$—	$150,000
Average outstanding balance	$—	$67,056
Weighted-average interest rate paid	—%	4.43%
Short-term FHLB repo advance:
Weighted-average interest rate at March 31,	—%	5.00%
Highest month-end balance	$—	$250,000
Average outstanding balance	$—	$52,778
Weighted-average interest rate paid	—%	5.02%
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at March 31,	4.71%	—%
Highest month-end balance	$500,000	$—
Average outstanding balance	$500,000	$—
Weighted-average interest rate paid	4.79%	—%

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

Changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Three months ended March 31, 2024
Investment securities:
Unrealized net losses arising during the period	(3,432)	915	(2,517)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,160	(2,976)	8,184
Net change in investment securities	7,728	(2,061)	5,667
Cash flow derivative hedges:
Unrealized net losses arising during the period	(713)	189	(524)
Reclassification of net losses included in net income	1,755	(468)	1,287
Net change in cash flow derivative hedges	1,042	(279)	763
Other comprehensive income	8,770	(2,340)	6,430
Accumulated other comprehensive loss at March 31, 2024	$(714,330)	$190,550	$(523,780)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Three months ended March 31, 2023
Investment securities:
Unrealized net gains arising during the period	25,038	(6,679)	18,359
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,708	(3,123)	8,585
Net change in investment securities	36,746	(9,802)	26,944
Cash flow derivative hedges:
Unrealized net losses arising during the period	(442)	118	(324)
Reclassification of net losses included in net income	1,303	(348)	955
Net change in cash flow derivative hedges	861	(230)	631
Other comprehensive income	37,607	(10,032)	27,575
Accumulated other comprehensive loss at March 31, 2023	$(834,206)	$222,527	$(611,679)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended March 31, 2024
Balance at beginning of period	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive (loss) income	—	(2,517)	8,184	763	6,430
Balance at end of period	$(5,373)	$(224,940)	$(293,427)	$(40)	$(523,780)

Three Months Ended March 31, 2023
Balance at beginning of period	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive income	—	18,359	8,585	631	27,575
Balance at end of period	$(5,431)	$(273,816)	$(328,361)	$(4,071)	$(611,679)

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

The table below sets forth those ratios at March 31, 2024 and December 31, 2023:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,040,871	12.55%	$2,029,029	12.48%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,040,871	12.55%	2,029,029	12.48%	6.00%	8.00%
Total capital to risk-weighted assets	2,235,520	13.75%	2,223,678	13.67%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,040,871	8.80%	2,029,029	8.75%	4.00%	5.00%

December 31, 2023:
Common equity tier 1 capital to risk-weighted assets	$2,020,784	12.39%	$2,006,393	12.30%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,020,784	12.39%	2,006,393	12.30%	6.00%	8.00%
Total capital to risk-weighted assets	2,212,922	13.57%	2,198,531	13.48%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,020,784	8.64%	2,006,393	8.57%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2024, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2024, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$266,563	$10,234	$(58)	$267,500	$10,861	$(1,799)
Interest rate collars	200,000	47	(43)	200,000	703	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,708,933	2,740	(4,645)	2,753,801	1,204	(521)
Visa derivative	114,190	—	(2,300)	107,548	—	(2,300)
Foreign exchange contracts	800	—	—	66	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of March 31, 2024 and December 31, 2023, the amount of initial margin cash collateral posted by the Company was $1.2 million and $0.6 million, respectively. As of March 31, 2024 and December 31, 2023, the variation margin was $1.9 million and $0.7 million, respectively.

As of March 31, 2024, the Company pledged $1.2 million in cash and received $35.0 million in cash as collateral for interest rate swaps. As of December 31, 2023, the Company pledged $0.6 million in cash and received $27.1 million in cash as collateral for interest rate swaps. As of March 31, 2024 and December 31, 2023, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

As of March 31, 2024 and December 31, 2023, the Company received $53.3 million and $40.9 million, respectively, in securities collateral for interest rate swaps, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At March 31, 2024 and December 31, 2023, the Company carried one interest rate swap with a notional amount of $66.6 million and $67.5 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of March 31, 2024 and December 31, 2023, the interest rate swap had a positive fair value of $10.2 million and $10.9 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2024 and 2023:

	Gains (losses) recognized in	Three Months Ended
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2024	2023
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(627)	$1,189
Recognized on hedged item	Loans and lease financing	619	(1,284)

As of March 31, 2024 and December 31, 2023, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$56,273	$56,592	$(10,289)	$(10,908)

Cash Flow Hedges

The Company utilized interest rate swaps to reduce asset sensitivity and enhance current yields associated with interest payments received on a pool of floating-rate loans. The Company entered into interest rate swaps paying floating rates and receiving fixed rates. The floating-rate index (Bloomberg Short-Term Bank Yield Index, or “BSBY”) corresponded to the floating-rate nature of the interest receipts being hedged (based on USD Prime). The swaps provided an initial benefit to interest income as the Company received the higher fixed rate, which persisted while the floating rate remained below the swap’s fixed rate. By hedging with interest rate swaps, the Company minimized the adverse impact on interest income previously associated with a low interest rate environment on floating-rate loans.

As of March 31, 2024 and December 31, 2023, the Company carried two interest rate swaps with notional amounts totaling $200.0 million, with a negative fair value totaling $0.1 million and $1.8 million, respectively. The swaps matured in April 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

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

As of March 31, 2024 and December 31, 2023, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of March 31, 2024, these interest rate collars had a positive fair value of nil and a negative fair value of nil. As of December 31, 2023, these interest rate collars had a positive fair value of $0.7 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(713)	$(442)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	1,755	1,303

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is nil as a decrease to interest income from loans and lease financing. As of March 31, 2024, the maximum length of time over which forecasted transactions are hedged is approximately four years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Net losses recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2024	2023
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(7)	$(378)
Visa derivative	Other noninterest income	(1,476)	(1,963)

As of March 31, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.7 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $2.7 million and a negative fair value of $4.6 million. The Company received floating rates ranging from 1.89% to 8.33% and paid fixed rates ranging from 2.39% to 5.98%. The swaps mature between April 2024 and October 2043. As of December 31, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $1.2 million and a negative fair value of $0.5 million. The Company received floating rates ranging from 5.84% to 8.34% and paid fixed rates ranging from 2.39% to 5.98%. These swaps resulted in net interest expense of nil during both the three months ended March 31, 2024 and 2023.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled nil and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. A derivative liability (“Visa derivative”) of $2.3 million was included in the unaudited interim consolidated balance sheets at both March 31, 2024 and December 31, 2023, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended March 31, 2024 and 2023.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both March 31, 2024 and December 31, 2023, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2024 and December 31, 2023, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $48.8 million and $61.8 million at March 31, 2024 and December 31, 2023, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.3 million and $6.8 million at March 31, 2024 and December 31, 2023, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2024 have maturities ranging from April 2024 to May 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,243,969	$6,308,343
Standby letters of credit	250,803	234,102
Commercial letters of credit	4,105	3,629

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$128,057	$45,381	$(19,011)	$154,427

Service charges on deposit accounts	6,675	824	47	7,546
Credit and debit card fees	—	14,592	1,006	15,598
Other service charges and fees	6,938	398	570	7,906
Trust and investment services income	10,354	—	—	10,354
Other	220	1,148	2,640	4,008
Not in scope of Topic 606(1)	1,848	996	3,115	5,959
Total noninterest income	26,035	17,958	7,378	51,371
Total revenue	$154,092	$63,339	$(11,633)	$205,798
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended March 31, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$108,920	$40,939	$17,388	$167,247

Service charges on deposit accounts	6,541	626	64	7,231
Credit and debit card fees	—	14,414	1,296	15,710
Other service charges and fees	6,171	420	513	7,104
Trust and investment services income	9,614	—	—	9,614
Other	239	1,317	1,649	3,205
Not in scope of Topic 606(1)	1,702	1,111	3,346	6,159
Total noninterest income	24,267	17,888	6,868	49,023
Total revenue	$133,187	$58,827	$24,256	$216,270
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three months ended March 31, 2024 and 2023, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years, which are being amortized over the term of the respective contracts. As of March 31, 2024 and December 31, 2023, the Company had contract liabilities of $1.8 million and $1.9 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2024, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million due to the passage of time. For the three months ended March 31, 2023, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2024 and December 31, 2023, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2024 and December 31, 2023. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three months ended March 31, 2024, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 115,000 antidilutive securities. For the three months ended March 31, 2023, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 221,000 antidilutive securities. For the three months ended March 31, 2024 and 2023, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2024	2023
Numerator:
Net income	$54,220	$66,818

Denominator:
Basic: weighted-average shares outstanding	127,707,354	127,453,820
Add: weighted-average equity-based awards	510,335	579,992
Diluted: weighted-average shares outstanding	128,217,689	128,033,812

Basic earnings per share	$0.42	$0.52
Diluted earnings per share	$0.42	$0.52

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2024 and 2023:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2024	2023	2024	2023
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$—	$137	$147
Interest cost	Other noninterest expense	1,906	2,059	211	220
Expected return on plan assets	Other noninterest expense	(878)	(883)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	503	719	(322)	(379)
Total net periodic benefit cost		$1,531	$1,895	$26	$(12)

Leases

The Company recognized operating lease income related to lease payments of $1.6 million for both the three months ended March 31, 2024 and 2023. In addition, the Company recognized $1.6 million and $1.8 million of lease income related to variable lease payments for the three months ended March 31, 2024 and 2023, respectively.

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

Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent loans, other real estate owned, other customer relationships, and other intangible assets. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to the current conversion rate of 1.5875. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both March 31, 2024 and December 31, 2023, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below:

	Fair Value Measurements as of March 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$12,821	$—	$12,821
Government-sponsored enterprises debt securities	—	19,629	—	19,629
Mortgage-backed securities:
Residential - Government agency(1)	—	9,609	—	9,609
Residential - Government-sponsored enterprises(1)	—	753,385	—	753,385
Commercial - Government agency	—	213,394	—	213,394
Commercial - Government-sponsored enterprises	—	83,490	—	83,490
Commercial - Non-agency	—	22,110	—	22,110
Collateralized mortgage obligations:
Government agency	—	452,163	—	452,163
Government-sponsored enterprises	—	353,061	—	353,061
Collateralized loan obligations	—	239,676	—	239,676
Total available-for-sale securities	—	2,159,338	—	2,159,338
Other assets(2)	216	13,021	—	13,237
Liabilities
Other liabilities(3)	—	(4,746)	(2,300)	(7,046)
Total	$216	$2,167,613	$(2,300)	$2,165,529
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$32,503	$—	$32,503
Government-sponsored enterprises debt securities	—	19,592	—	19,592
Mortgage-backed securities:
Residential - Government agency(1)	—	10,182	—	10,182
Residential - Government-sponsored enterprises(1)	—	783,297	—	783,297
Commercial - Government agency	—	218,674	—	218,674
Commercial - Government-sponsored enterprises	—	86,431	—	86,431
Commercial - Non-agency	—	21,683	—	21,683
Collateralized mortgage obligations:
Government agency	—	471,150	—	471,150
Government-sponsored enterprises	—	363,970	—	363,970
Collateralized loan obligations	—	247,854	—	247,854
Total available-for-sale securities	—	2,255,336	—	2,255,336
Other assets(2)	517	12,768	—	13,285
Liabilities
Other liabilities(3)	—	(2,320)	(2,300)	(4,620)
Total	$517	$2,265,784	$(2,300)	$2,264,001
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$14,623	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	$(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5875(1)	1.5289-1.5875
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 9%(3)	-7% - 22%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5875(1)	1.5289-1.5875
			Expected Term - 5 months(2)	n/m(2)
			Growth Rate - 10%(3)	-6% - 25%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected terms are based on a May 2024 claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three months ended March 31, 2024 and 2023, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023 are summarized below:

	Visa Derivative
(dollars in thousands)	2024	2023
Three Months Ended March 31,
Balance as of January 1,	$(2,300)	$(851)
Total net losses included in other noninterest income	(1,476)	(1,963)
Settlements	1,476	1,614
Balance as of March 31,	$(2,300)	$(1,200)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of March 31,	$(1,476)	$(1,963)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,274,266	$202,121	$1,072,145	$—	$1,274,266
Investment securities held-to-maturity	3,988,011	—	3,470,710	—	3,470,710
Loans(1)	13,926,199	—	—	13,250,470	13,250,470

Financial liabilities:
Time deposits(2)	$3,284,045	$—	$3,259,350	$—	$3,259,350
Short-term borrowings	500,000	—	498,175	—	498,175

	December 31, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,739,897	$185,015	$1,554,882	$—	$1,739,897
Investment securities held-to-maturity	4,041,449	—	3,574,856	—	3,574,856
Loans held for sale	190	—	192	—	192
Loans(1)	13,973,688	—	—	13,385,683	13,385,683

Financial liabilities:
Time deposits(2)	$3,456,158	$—	$3,432,330	$—	$3,432,330
Short-term borrowings	500,000	—	495,306	—	495,306
(1)	Excludes financing leases of $394.0 million at March 31, 2024 and $379.8 million at December 31, 2023.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.4 billion as of March 31, 2024 and $17.9 billion as of December 31, 2023.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both March 31, 2024 and December 31, 2023, the Company had $6.5 billion, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $48.3 million and $49.8 million at March 31, 2024 and December 31, 2023, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

Collateral-dependent loans

Collateral-dependent loans are those for which repayment is expected to be provided substantially through the operation or sale of the collateral. These loans are measured at fair value on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral are primarily based on real estate appraisal reports prepared by third-party appraisers less estimated selling costs. The fair value of other collateral such as business assets is typically ascertained by assessing inventory listings and borrower’s financial statements less estimated selling costs. The Company measures the estimated credit losses on collateral-dependent loans by performing a lower of cost or fair value analysis. If the estimated credit losses are determined by the value of the collateral, the net carrying amount is adjusted to fair value on a nonrecurring basis as Level 3 by recognizing an ACL.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2024
Collateral-dependent loans	$—	$—	$14,623

Total expected credit losses recognized on collateral-dependent loans were $1.0 million for the three months ended March 31, 2024.

There were no assets with nonrecurring fair value adjustments held as of December 31, 2023. Additionally, there were no nonrecurring fair value adjustments for the three months ended March 31, 2023.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2024
Net interest income (expense)	$128,057	$45,381	$(19,011)	$154,427
(Provision) benefit for credit losses	(3,379)	(3,713)	792	(6,300)
Net interest income (expense) after (provision) benefit for credit losses	124,678	41,668	(18,219)	148,127

Noninterest income	26,035	17,958	7,378	51,371
Noninterest expense	(76,640)	(25,685)	(26,488)	(128,813)
Income (loss) before (provision) benefit for income taxes	74,073	33,941	(37,329)	70,685

(Provision) benefit for income taxes	(17,928)	(7,273)	8,736	(16,465)
Net income (loss)	$56,145	$26,668	$(28,593)	$54,220

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended March 31, 2023
Net interest income	$108,920	$40,939	$17,388	$167,247
Provision for credit losses	(2,563)	(3,873)	(2,364)	(8,800)
Net interest income after provision for credit losses	106,357	37,066	15,024	158,447

Noninterest income	24,267	17,888	6,868	49,023
Noninterest expense	(75,843)	(27,770)	(14,954)	(118,567)
Income before provision for income taxes	54,781	27,184	6,938	88,903

Provision for income taxes	(13,266)	(6,330)	(2,489)	(22,085)
Net income	$41,515	$20,854	$4,449	$66,818

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the effectiveness of our risk management and internal disclosure controls and procedures; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the possibility of employee misconduct or mistakes; any failure or interruption of external vendors on which we rely; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the effects of the failure of any component of our business infrastructure provided by a third party; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the geographic concentration of our business; our ability to keep pace with technological changes; the challenges posed by the development and use of artificial intelligence; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; the potential scrutiny of overdraft fees; our ability to continue to pay dividends on our common stock; the failure to comply with applicable laws or regulations; the failure to properly use and protect our customer and employee information and data; the risk of being subject to litigation and our likelihood of success in, and the impact of, litigation or regulatory actions; the potential for environmental liability; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and man-made natural disasters; the potential risks of climate change;  contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; the potential anti-takeover effects of certain banking laws and certain provisions of our certificate of incorporation; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy remains relatively resilient in the wake of high consumer prices and the wildfires that struck, and continue to affect, the island of Maui in early August 2023. According to the State of Hawaii Department of Labor and Industrial Relations, the statewide seasonally adjusted unemployment rate decreased to 3.1% at March 31, 2024, compared to 3.5% at March 31, 2023. Nationally, the seasonally adjusted unemployment rate was 3.8% at March 31, 2024 compared to 3.5% at March 31, 2023.

Domestic visitor arrivals for the state continue to remain strong, with the average daily domestic passenger counts for the first three months of 2024 similar to the average daily passenger counts during the first three months of 2023, according to the Hawaii Tourism Authority. International visitor arrivals from Japan in the first three months of 2024 were the highest for a first calendar quarter in the last three years, but the recovery of arrivals from Japan to pre-pandemic levels remains slow due to the weak yen.

The housing market has remained relatively stable. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 6.1%, while condominium sales decreased by 7.1%, when comparing the first three months of 2024 with the same period in 2023. The median price of a single-family home sold on Oahu in the first three months of 2024 was $1,070,000, an increase of 4.4% from the same period in 2023. The median price of a condominium sold on Oahu in the first three months of 2024 was $505,000, an increase of 1.0% from the same period in 2023. As of March 31, 2024, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.7 and 4.0 months, respectively.

State general excise and use tax revenues increased by 2.4% for the three months ended March 31, 2024 as compared to the same period in 2023, according to the Hawaii Department of Business, Economic Development & Tourism.

Effect of Recent Natural Disasters

In early August of 2023, wildfires swept across several areas of Maui, impacting residents in upcountry Maui and devastating the historic town of Lahaina. As part of the relief efforts, we contributed $250,000 to the Hawaii Community Foundation’s Maui Strong Fund and continue to offer various loan payment deferral options to our affected borrowers. Our operations on Maui also recovered quickly and we are in process of re-opening a temporary location for the Lahaina branch.

The outstanding balance of real estate-secured loans in the Maui fire zones totaled approximately $102 million as of March 31, 2024. We require our borrowers to maintain adequate levels of insurance, including fire insurance on residential mortgages. Although we are working closely with our resident and business borrowers to navigate the post-disaster period, there still remains a great deal of uncertainty regarding their recovery, including how long it will be before rebuilding can start, the amounts of available insurance coverage, the availability of government assistance for our borrowers in the long run or whether their longer-term ability to repay their loans has been diminished.

We also expect that the aftermath of the wildfires will continue to impact commercial activity throughout the island of Maui, but there remains much uncertainty as to how long it will take Maui to rebuild, return tourism to historic levels, and recover economically. Visitor counts to Maui in the first quarter of 2024 are up from August 2023, especially with the re-opening of West Maui in late 2023, but are still lower than in the first quarter of 2023 and before the COVID-19 pandemic in 2019.

Since there is significant uncertainty with respect to the full extent of the negative impacts of the wildfires, the Company’s estimates concerning the impact of the wildfires, including those with respect to the loan portfolio potentially impacted, are based on judgment as of the date of this report and subject to change as conditions evolve. We will continue to closely monitor the impact that the wildfires has on our customers and will adjust the means by which we assist our customers during this period of financial and emotional hardship.

Other Economic Developments

The closures and adverse developments affecting certain banks in the first half of 2023 resulted in heightened levels of market activity and volatility, as well as the potential for increased regulation and more stringent capital requirements going forward. In November 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. The Company estimated a related loss of $4.1 million, which was recorded in the first quarter of 2024. In light of ongoing economic and geopolitical uncertainties, we continue to carefully monitor our capital and liquidity positions.

As of March 31, 2024, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 12.55%, compared to the minimum requirement of 4.50%. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

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

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2024	2023
Income Statement Data:
Interest income	$244,952	$213,545
Interest expense	90,525	46,298
Net interest income	154,427	167,247
Provision for credit losses	6,300	8,800
Net interest income after provision for credit losses	148,127	158,447
Noninterest income	51,371	49,023
Noninterest expense	128,813	118,567
Income before provision for income taxes	70,685	88,903
Provision for income taxes	16,465	22,085
Net income	$54,220	$66,818
Basic earnings per share	$0.42	$0.52
Diluted earnings per share	$0.42	$0.52
Basic weighted-average outstanding shares	127,707,354	127,453,820
Diluted weighted-average outstanding shares	128,217,689	128,033,812
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	61.90%	50.00%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.91%	3.11%
Efficiency ratio	62.15%	54.46%
Return on average total assets	0.90%	1.10%
Return on average tangible assets (non-GAAP)(2)	0.94%	1.15%
Return on average total stockholders' equity	8.73%	11.78%
Return on average tangible stockholders' equity (non-GAAP)(2)	14.53%	20.78%
Noninterest expense to average assets	2.14%	1.96%
		(continued)

(continued)	March 31,	December 31,
(dollars in thousands, except per share data)	2024	2023
Balance Sheet Data:
Cash and cash equivalents	$1,274,266	$1,739,897
Investment securities available-for-sale	2,159,338	2,255,336
Investment securities held-to-maturity	3,988,011	4,041,449
Loans and leases	14,320,208	14,353,497
Allowance for credit losses for loans and leases	159,836	156,533
Goodwill	995,492	995,492
Total assets	24,279,186	24,926,474
Total deposits	20,669,481	21,332,657
Short-term borrowings	500,000	500,000
Total liabilities	21,765,425	22,440,408
Total stockholders' equity	2,513,761	2,486,066
Book value per share	$19.66	$19.48
Tangible book value per share (non-GAAP)(2)	$11.88	$11.68

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.13%	0.13%
Allowance for credit losses for loans and leases / total loans and leases	1.12%	1.09%
Net charge-offs / average total loans and leases(3)	0.11%	0.09%

	March 31,	December 31,
Capital Ratios:	2024	2023
Common Equity Tier 1 Capital Ratio	12.55%	12.39%
Tier 1 Capital Ratio	12.55%	12.39%
Total Capital Ratio	13.75%	13.57%
Tier 1 Leverage Ratio	8.80%	8.64%
Total stockholders' equity to total assets	10.35%	9.97%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	6.52%	6.23%
(1)	Except for the efficiency ratio, amounts are annualized for the three months ended March 31, 2024 and 2023.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the three months ended March 31, 2024.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Income Statement Data:
Noninterest expense	$128,813	$118,567

Net income	$54,220	$66,818

Average total stockholders' equity	$2,496,840	$2,299,422
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,501,348	$1,303,930

Average total assets	$24,187,207	$24,548,124
Less: average goodwill	995,492	995,492
Average tangible assets	$23,191,715	$23,552,632

Return on average total stockholders' equity(a)	8.73%	11.78%
Return on average tangible stockholders' equity (non-GAAP)(a)	14.53%	20.78%

Return on average total assets(a)	0.90%	1.10%
Return on average tangible assets (non-GAAP)(a)	0.94%	1.15%

Noninterest expense to average assets(a)	2.14%	1.96%

	As of	As of
	March 31,	December 31,
(dollars in thousands, except per share data)	2024	2023
Balance Sheet Data:
Total stockholders' equity	$2,513,761	$2,486,066
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,518,269	$1,490,574

Total assets	$24,279,186	$24,926,474
Less: goodwill	995,492	995,492
Tangible assets	$23,283,694	$23,930,982

Shares outstanding	127,841,908	127,618,761

Total stockholders' equity to total assets	10.35%	9.97%
Tangible stockholders' equity to tangible assets (non-GAAP)	6.52%	6.23%

Book value per share	$19.66	$19.48
Tangible book value per share (non-GAAP)	$11.88	$11.68
(a)	Annualized for the three months ended March 31, 2024 and 2023.

Financial Highlights

Net income was $54.2 million for the three months ended March 31, 2024, a decrease of $12.6 million or 19% as compared to the same period in 2023. Basic and diluted earnings per share were both $0.42 per share for the three months ended March 31, 2024, a decrease of $0.10 per share or 19% as compared to the same period in 2023. The decrease in net income was primarily due to a $12.8 million decrease in net interest income and a $10.2 million increase in noninterest expense. This was partially offset by a $5.6 million decrease in the provision for income taxes, a $2.5 million decrease in the provision for credit losses (the “Provision”) and a $2.3 million increase in noninterest income.

Our return on average total assets was 0.90% for the three months ended March 31, 2024, a decrease of 20 basis points from the same period in 2023, and our return on average total stockholders’ equity was 8.73% for the three months ended March 31, 2024, a decrease of 305 basis points from the same period in 2023. Our return on average tangible assets was 0.94% for the three months ended March 31, 2024, a decrease of 21 basis points from the same period in 2023, and our return on average tangible stockholders’ equity was 14.53% for the three months ended March 31, 2024, a decrease of 625 basis points from the same period in 2023, primarily due to lower net income driven by higher deposit funding costs. Our efficiency ratio was 62.15% for the three months ended March 31, 2024 compared to 54.46% for the same period in 2023.

Our results for the three months ended March 31, 2024 were highlighted by the following:

●	Net interest income was $154.4 million for the three months ended March 31, 2024, a decrease of $12.8 million or 8% as compared to the same period in 2023. Our net interest margin was 2.91% for the three months ended March 31, 2024, a decrease of 20 basis points as compared to the same period in 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio, partially offset by higher yields in our loan and lease portfolio and higher average balances in our interest-bearing deposits in other banks.

●	The Provision was $6.3 million for the three months ended March 31, 2024, a decrease of $2.5 million or 28% as compared to the same period in 2023. The decrease in the Provision was primarily due to decreases in the provision for consumer loans and home equity lines and the provision for unfunded construction and home equity line commitments. This was partially offset by increases in the provision for commercial real estate loans, commercial and industrial loans and construction loans. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $51.4 million for the three months ended March 31, 2024, an increase of $2.3 million or 5% as compared to the same period in 2023. The increase in noninterest income was primarily due to a $1.5 million increase in other noninterest income, a $0.7 million increase in other service charges and fees and a $0.7 million increase in trust and investment services income, partially offset by a $0.8 million decrease in Bank-owned life insurance (“BOLI”) income.

●	Noninterest expense was $128.8 million for the three months ended March 31, 2024, an increase of $10.2 million or 9% compared to the same period in 2023. The increase in noninterest expense was primarily due to a $4.3 million increase in regulatory assessment and fees, of which $4.1 million was attributable to the updated assessment calculation during the first quarter of 2024 of the deposit insurance fund from the FDIC, a $3.7 million increase in equipment expense and a $3.2 million increase in salaries and employee benefits, partially offset by a $0.8 million decrease in occupancy expense.

For the three months ended March 31, 2024, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 12.55% as of March 31, 2024, an increase of 16 basis points from December 31, 2023. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2024, partially offset by the dividends declared and paid to the Company’s stockholders.

●	Total loans and leases were $14.3 billion as of March 31, 2024, a decrease of $33.3 million or less than 1% from December 31, 2023. The decrease in total loans and leases was primarily due to decreases in consumer loans, residential real estate loans and commercial real estate loans, partially offset by increases in construction loans, commercial and industrial loans and lease financing.

●	The ACL was $159.8 million as of March 31, 2024, an increase of $3.3 million or 2% from December 31, 2023. The ratio of our ACL to total loans and leases outstanding was 1.12% as of March 31, 2024, an increase of three basis points compared to December 31, 2023.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $6.1 billion as of March 31, 2024, a decrease of $149.4 million or 2% from December 31, 2023. Maturities and payments on investment securities were used to fund loan originations and offset the decline in deposits.

●	Total deposits were $20.7 billion as of March 31, 2024, a decrease of $663.2 million or 3% from December 31, 2023. The decrease in total deposits was primarily due to a $535.0 million decrease in demand deposit balances, a $172.1 million decrease in time deposit balances and a $167.4 million decrease in savings deposit balances, partially offset by a $211.4 million increase in money market deposit balances.

●	Total borrowings consisted of $500.0 million of short-term borrowings as of both March 31, 2024 and December 31, 2023. For information with respect to the financial terms of such advances, see “Analysis of Financial Condition – Short-term Borrowings.”

●	Total stockholders’ equity was $2.5 billion as of March 31, 2024, an increase of $27.7 million or 1% from December 31, 2023. The increase in stockholders’ equity was primarily due to earnings for the period of $54.2 million and net unrealized gains in our investment securities portfolio, net of tax, of $5.7 million, partially offset by dividends declared and paid to the Company’s stockholders of $33.2 million during the three months ended March 31, 2024.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2024 and 2023, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$858.6	$11.6	5.45%	$299.6	$3.4	4.60%
Available-for-Sale Investment Securities
Taxable	2,210.6	14.5	2.63	3,081.4	18.4	2.39
Non-Taxable	1.8	—	5.61	31.1	0.4	5.55
Held-to-Maturity Investment Securities
Taxable	3,416.4	14.6	1.71	3,683.8	15.7	1.70
Non-Taxable	603.4	4.0	2.65	612.2	4.1	2.74
Total Investment Securities	6,232.2	33.1	2.13	7,408.5	38.6	2.09
Loans Held for Sale	0.7	—	6.92	0.1	—	5.53
Loans and Leases(1)
Commercial and industrial	2,164.9	37.2	6.92	2,192.9	32.4	5.98
Commercial real estate	4,323.5	70.1	6.53	4,105.7	58.3	5.76
Construction	924.7	17.4	7.55	873.9	14.7	6.83
Residential:
Residential mortgage	4,264.1	42.0	3.94	4,307.0	38.4	3.57
Home equity line	1,172.1	12.0	4.13	1,074.9	8.7	3.27
Consumer	1,083.5	18.1	6.71	1,213.5	17.2	5.75
Lease financing	379.8	3.7	3.91	311.4	3.1	4.10
Total Loans and Leases	14,312.6	200.5	5.63	14,079.3	172.8	4.96
Other Earning Assets	77.8	1.2	5.90	85.8	0.2	0.76
Total Earning Assets(2)	21,481.9	246.4	4.61	21,873.3	215.0	3.97
Cash and Due from Banks	244.3			286.1
Other Assets	2,461.0			2,388.7
Total Assets	$24,187.2			$24,548.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,059.7	$23.4	1.56%	$6,354.3	$13.9	0.89%
Money Market	3,944.9	28.8	2.94	3,853.5	14.3	1.50
Time	3,325.3	31.9	3.86	2,515.6	15.1	2.44
Total Interest-Bearing Deposits	13,329.9	84.1	2.54	12,723.4	43.3	1.38
Federal Funds Purchased	—	—	—	67.1	0.7	4.43
Other Short-Term Borrowings	500.0	6.0	4.79	52.8	0.7	5.02
Long-Term Borrowings	—	—	—	105.5	1.2	4.52
Other Interest-Bearing Liabilities	33.0	0.4	5.22	42.8	0.4	4.27
Total Interest-Bearing Liabilities	13,862.9	90.5	2.63	12,991.6	46.3	1.45
Net Interest Income		$155.9			$168.7
Interest Rate Spread(3)			1.98%			2.52%
Net Interest Margin(4)			2.91%			3.11%
Noninterest-Bearing Demand Deposits	7,242.0			8,745.2
Other Liabilities	585.5			511.9
Stockholders' Equity	2,496.8			2,299.4
Total Liabilities and Stockholders' Equity	$24,187.2			$24,548.1
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.5 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended March 31, 2024 and 2023, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended March 31, 2024
	Compared to March 31, 2023
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$7.5	$0.7	$8.2
Available-for-Sale Investment Securities
Taxable	(5.6)	1.7	(3.9)
Non-Taxable	(0.4)	—	(0.4)
Held-to-Maturity Investment Securities
Taxable	(1.2)	0.1	(1.1)
Non-Taxable	—	(0.1)	(0.1)
Total Investment Securities	(7.2)	1.7	(5.5)
Loans and Leases
Commercial and industrial	(0.4)	5.2	4.8
Commercial real estate	3.3	8.5	11.8
Construction	1.0	1.7	2.7
Residential:
Residential mortgage	(0.4)	4.0	3.6
Home equity line	0.8	2.5	3.3
Consumer	(1.9)	2.8	0.9
Lease financing	0.7	(0.1)	0.6
Total Loans and Leases	3.1	24.6	27.7
Other Earning Assets	—	1.0	1.0
Total Change in Interest Income	3.4	28.0	31.4

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(0.7)	10.2	9.5
Money Market	0.3	14.2	14.5
Time	6.0	10.8	16.8
Total Interest-Bearing Deposits	5.6	35.2	40.8
Federal Funds Purchased	(0.3)	(0.4)	(0.7)
Other Short-term Borrowings	5.3	—	5.3
Long-term Borrowings	(0.6)	(0.6)	(1.2)
Other Interest-Bearing Liabilities	(0.1)	0.1	—
Total Change in Interest Expense	9.9	34.3	44.2
Change in Net Interest Income	$(6.5)	$(6.3)	$(12.8)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $155.9 million for the three months ended March 31, 2024, a decrease of $12.8 million or 8% compared to the same period in 2023. Our net interest margin was 2.91% for the three months ended March 31, 2024, a decrease of 20 basis points from the same period in 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio, partially offset by higher yields in our loan and lease portfolio and higher average balances in our interest-bearing deposits in other banks during the three months ended March 31, 2024, compared to the same period in 2023. Deposit funding costs were $84.1 million for the three months ended March 31, 2024, an increase of $40.8 million or 94% compared to the same period in 2023, primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 2.54% for the three months ended March 31, 2024, an increase of 116 basis points compared to the same period in 2023, primarily due to increases in our money market, time and savings deposits. For the three months ended March 31, 2024, the average balance of our investment securities portfolio was $6.2 billion, a decrease of $1.2 billion or 16% as compared to the same period in 2023, primarily due to the sales, maturities and payments of investment securities in 2023. The yield on our loan and lease portfolio was 5.63% for the three months ended March 31, 2024, an increase of 67 basis points as compared to the same period in 2023. We experienced an increase in our yields from total loans and leases primarily due to increases in yields from our adjustable-rate commercial real estate loans and commercial and industrial loans, which are largely based on the Secured Overnight Financing Rate (“SOFR”). For the three months ended March 31, 2024, the average balance of our interest-bearing deposits in other banks was $858.6 million, an increase of $559.0 million as compared to the same period in 2023.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2023 at 7.50% and increased 100 basis points (25 basis points each in February, March, May and July) to end the year at 8.50%, where it remained as at the end of the first quarter of 2024. As noted above, our loan portfolio is also impacted by changes in the SOFR. At March 31, 2024, the one-month and three-month CME Term SOFR interest rates were 5.33% and 5.30%, respectively. At March 31, 2023, the one-month and three-month CME Term SOFR interest rates were 4.80% and 4.91%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2023 at 4.25% to 4.50%, and increased 100 basis points to end the year at 5.25% to 5.50%, where it remained as at the end of the first quarter of 2024.

Provision for Credit Losses

The Provision was $6.3 million for the three months ended March 31, 2024, a decrease of $2.5 million or 28% as compared to the same period in 2023. The decrease in the Provision was primarily due to decreases in the provision for consumer loans and home equity lines and the provision for unfunded construction and home equity line commitments. This was partially offset by increases in the provision for commercial real estate loans, commercial and industrial loans and construction loans. We recorded net charge-offs of loans and leases of $3.8 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. This represented net charge-offs of 0.11% and 0.09% of average loans and leases, on an annualized basis, for the three months ended March 31, 2024 and 2023, respectively. The ACL was $159.8 million as of March 31, 2024, an increase of $3.3 million or 2% from December 31, 2023 and represented 1.12% of total outstanding loans and leases as of March 31, 2024 compared to 1.09% of total outstanding loans and leases as of December 31, 2023. The reserve for unfunded commitments was $34.8 million as of March 31, 2024, compared to $35.6 million as of December 31, 2023. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the three months ended March 31, 2024 and 2023:

Noninterest Income				Table 5
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2024	2023	Change	Change
Service charges on deposit accounts	$7,546	$7,231	$315	4%
Credit and debit card fees	16,173	16,298	(125)	(1)
Other service charges and fees	9,904	9,162	742	8
Trust and investment services income	10,354	9,614	740	8
Bank-owned life insurance	4,286	5,120	(834)	(16)
Other	3,108	1,598	1,510	94
Total noninterest income	$51,371	$49,023	$2,348	5%

Total noninterest income was $51.4 million for the three months ended March 31, 2024, an increase of $2.3 million or 5% as compared to the same period in 2023.

Service charges on deposit accounts were $7.5 million for the three months ended March 31, 2024, an increase of $0.3 million or 4% as compared to the same period in 2023.

Credit and debit card fees were $16.2 million for the three months ended March 31, 2024, a decrease of $0.1 million or 1% as compared to the same period in 2023.

Other service charges and fees were $9.9 million for the three months ended March 31, 2024, an increase of $0.7 million or 8% as compared to the same period in 2023. This increase was primarily due to a $0.6 million increase in fees from annuities and securities.

Trust and investment services income was $10.4 million for the three months ended March 31, 2024, an increase of $0.7 million or 8% as compared to the same period in 2023. This increase was primarily due to a $0.3 million increase in investment management fees, a $0.1 million increase in irrevocable trust fees, a $0.1 million increase in business cash management fees and a $0.1 million increase in money market fund management fees.

BOLI income was $4.3 million for the three months ended March 31, 2024, a decrease of $0.8 million or 16% as compared to the same period in 2023. This decrease was primarily due to a $2.0 million decrease in death benefit proceeds from life insurance policies, partially offset by a $1.1 million increase in BOLI earnings.

Other noninterest income was $3.1 million for the three months ended March 31, 2024, an increase of $1.5 million or 94% as compared to the same period in 2023. This increase was primarily due to $2.0 million in insurance proceeds received in the three months ended March 31, 2024 due to the destruction of the Lahaina branch in the Maui wildfires, a $0.5 million decrease in net losses recognized in income related to derivative contracts and a $0.4 million decrease in interest paid on collateral payments related to derivative instruments, partially offset by a $0.7 million decrease in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $0.3 million decrease in market adjustments on mutual funds purchased and a $0.2 million decrease in net credit card equipment sales.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the three months ended March 31, 2024 and 2023:

Noninterest Expense				Table 6
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$59,262	$56,032	$3,230	6%
Contracted services and professional fees	15,739	16,313	(574)	(4)
Occupancy	6,941	7,782	(841)	(11)
Equipment	13,413	9,736	3,677	38
Regulatory assessment and fees	8,120	3,836	4,284	n/m
Advertising and marketing	2,612	1,994	618	31
Card rewards program	8,508	8,085	423	5
Other	14,218	14,789	(571)	(4)
Total noninterest expense	$128,813	$118,567	$10,246	9%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest expense for the three months ended March 31, 2024 to the same period in 2023.

Total noninterest expense was $128.8 million for the three months ended March 31, 2024, an increase of $10.2 million or 9% as compared to the same period in 2023.

Salaries and employee benefits expense was $59.3 million for the three months ended March 31, 2024, an increase of $3.2 million or 6% as compared to the same period in 2023. This increase was primarily due to a $1.2 million decrease in payroll and benefit costs being deferred as loan origination costs, a $1.0 million increase in base salaries and related payroll taxes, a $0.6 million increase in incentive compensation and a $0.3 million increase in state unemployment tax expense.

Contracted services and professional fees were $15.7 million for the three months ended March 31, 2024, a decrease of $0.6 million or 4% as compared to the same period in 2023. This decrease was primarily due to a $0.7 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services and a $0.2 million decrease in contracted data processing expenses. This was partially offset by a $0.3 million increase in audit, legal and consultant fees.

Occupancy expense was $6.9 million for the three months ended March 31, 2024, a decrease of $0.8 million or 11% as compared to the same period in 2023. This decrease was primarily due to a $0.4 million decrease in building maintenance expense, a $0.2 million increase in net sublease rental income and a $0.2 million decrease in building depreciation.

Equipment expense was $13.4 million for the three months ended March 31, 2024, an increase of $3.7 million or 38% as compared to the same period in 2023. This increase was primarily due to a $3.6 million increase in technology-related amortization and licensing and maintenance fees.

Regulatory assessment and fees were $8.1 million for the three months ended March 31, 2024, an increase of $4.3 million as compared to the same period in 2023. This increase was primarily due to increases in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. The Company estimated a related loss of $4.1 million, which was recorded in the first quarter of 2024.

Advertising and marketing expense was $2.6 million for the three months ended March 31, 2024, an increase of $0.6 million or 31% as compared to the same period in 2023. This increase was primarily due to a $0.6 million increase in advertising costs.

Card rewards program expense was $8.5 million for the three months ended March 31, 2024, an increase of $0.4 million or 5% as compared to the same period in 2023. This increase was primarily due to a $0.4 million increase in interchange fees paid to our credit card partners and a $0.3 million increase in credit card cash reward redemptions, partially offset by a $0.2 million decrease in priority rewards card redemptions.

Other noninterest expense was $14.2 million for the three months ended March 31, 2024, a decrease of $0.6 million or 4% as compared to the same period in 2023. This decrease was primarily due to a $1.1 million decrease in operational losses, a $0.3 million decrease in pension-related expenses and a $0.2 million decrease in management recruiting expenses. This was partially offset by a settlement expense in connection to a lawsuit against the Company and $0.5 million in costs associated with a fund acquired by the Company.

Provision for Income Taxes

The provision for income taxes was $16.5 million (an effective tax rate of 23.29%) for the three months ended March 31, 2024, compared with a provision for income taxes of $22.1 million (an effective tax rate of 24.84%) for the same period in 2023. The change in the effective tax rate was partially due to a reduction in pre-tax income and an increase in non-taxable income for the three months ended March 31, 2024.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 7 summarizes net income from our business segments for the three months ended March 31, 2024 and 2023. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income (Loss)		Table 7
	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Retail Banking	$56,145	$41,515
Commercial Banking	26,668	20,854
Treasury and Other	(28,593)	4,449
Total	$54,220	$66,818

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

Net income for the Retail Banking segment was $56.1 million for the three months ended March 31, 2024, an increase of $14.6 million or 35% as compared to the same period in 2023. The increase in net income for the Retail Banking segment was primarily due to a $19.1 million increase in net interest income and a $1.8 million increase in noninterest income, partially offset by a $4.7 million increase in the provision for income taxes, a $0.8 million increase in the Provision and a $0.8 million increase in noninterest expense. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The increase in noninterest income was primarily due to increases in other services charges and fees and trust and investment services income. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in the provision was primarily due to an increase in the provision for our consumer lending portfolio segment. The increase in noninterest expense was primarily due to increases in salaries and benefits expense and regulatory assessment and fees, partially offset by lower overall expenses that were allocated to the Retail Banking segment.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $26.7 million for the three months ended March 31, 2024, an increase of $5.8 million or 28% as compared to the same period in 2023. The increase in net income for the Commercial Banking segment was primarily due to a $4.4 million increase in net interest income and a $2.1 million decrease in noninterest expense, partially offset by a $0.9 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan and lease spreads. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment, partially offset by increases in regulatory assessment and fees and salaries and benefits expense. The increase in the provision for income taxes was primarily due to the increase in pretax income.

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

Net loss for the Treasury and Other segment was $28.6 million for the three months ended March 31, 2024, an increase in loss of $33.0 million as compared to the same period in 2023. The increase in net loss for the Treasury and Other segment was primarily due to a $36.4 million increase in net interest expense and an $11.5 million increase in noninterest expense. This was partially offset by a $11.2 million increase in the benefit for income taxes, a $3.2 million decrease in the Provision and a $0.5 million increase in noninterest income. The increase in net interest expense was primarily due to an increase in net transfer pricing charges that reside in the Treasury and Other segment and lower average balances in our investment securities portfolio, partially offset by higher average balances on our interest-bearing deposits in other banks. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and increases in equipment expense and regulatory assessment and fees, partially offset by a decrease in contracted services expense. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The decrease in the Provision was primarily due to the decrease in the provision for unfunded construction and home equity line commitments. The increase in noninterest income was primarily due to insurance proceeds received in the three months ended March 31, 2024, due to the destruction of the Lahaina branch in the Maui wildfires, partially offset by decreases in BOLI income and income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the FRB. As of March 31, 2024 and December 31, 2023, cash and cash equivalents were $1.3 billion and $1.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.2 billion and $4.0 billion as of March 31, 2024, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.3 billion and $4.0 billion as of December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of March 31, 2024, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.4 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.9 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of March 31, 2024, we have borrowing capacity of $2.9 billion from the FHLB and $3.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.2 billion and $19.5 billion as of March 31, 2024 and December 31, 2023, respectively, which represented 93% and 91% of our total deposits as of March 31, 2024 and December 31, 2023, respectively. These core deposits are normally less volatile and are often with customer relationships tied to other products offered by the Company. However, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

Our material cash requirements from our current and long-term contractual obligations have not changed materially since previously reported as of December 31, 2023. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next 12 months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $77.2 million and $80.7 million as of March 31, 2024 and December 31, 2023, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.3 billion as of both March 31, 2024 and December 31, 2023. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2024, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2024, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2024.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2024, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2024, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 8 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of March 31, 2024 and December 31, 2023:

Investment Securities		Table 8
	March 31,	December 31,
(dollars in thousands)	2024	2023
U.S. Treasury and government agency debt securities	$12,821	$32,503
Government-sponsored enterprises debt securities	19,629	19,592
Mortgage-backed securities:
Residential - Government agency	9,609	10,182
Residential - Government-sponsored enterprises	753,385	783,297
Commercial - Government agency	213,394	218,674
Commercial - Government-sponsored enterprises	83,490	86,431
Commercial - Non-agency	22,110	21,683
Collateralized mortgage obligations:
Government agency	452,163	471,150
Government-sponsored enterprises	353,061	363,970
Collateralized loan obligations	239,676	247,854
Total available-for-sale securities	$2,159,338	$2,255,336

Government agency debt securities	$51,904	$52,051
Mortgage-backed securities:
Residential - Government agency	42,961	43,885
Residential - Government-sponsored enterprises	97,914	99,379
Commercial - Government agency	30,853	30,795
Commercial - Government-sponsored enterprises	1,127,321	1,129,738
Collateralized mortgage obligations:
Government agency	972,199	989,130
Government-sponsored enterprises	1,610,563	1,642,274
Debt securities issued by states and political subdivisions	54,296	54,197
Total held-to-maturity securities	$3,988,011	$4,041,449

Table 9 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of March 31, 2024:

Maturities and Weighted-Average Yield on Securities(1)											Table 9
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2024
Available-for-sale securities
U.S. Treasury and government agency debt securities	$13.2	1.03%	$—	—%	$—	—%	$—	—%	$13.2	1.03%	$12.8
Government-sponsored enterprises debt securities	—	—	20.0	3.33	—	—	—	—	20.0	3.33	19.6
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	11.0	2.84	—	—	11.0	2.84	9.6
Residential - Government-sponsored enterprises(2)	—	—	843.2	1.35	24.8	1.29	—	—	868.0	1.34	753.4
Commercial - Government agency(2)	3.3	3.11	228.7	1.89	32.7	1.77	—	—	264.7	1.89	213.4
Commercial - Government-sponsored enterprises(2)	27.6	2.99	62.8	1.30	—	—	—	—	90.4	1.82	83.5
Commercial - Non-agency	—	—	—	—	—	—	22.0	7.59	22.0	7.59	22.1
Collateralized mortgage obligations(2):
Government agency	8.7	1.58	159.8	2.00	354.7	1.74	—	—	523.2	1.82	452.2
Government-sponsored enterprises	7.0	1.43	230.4	1.30	176.3	1.81	—	—	413.7	1.52	353.0
Collateralized loan obligations	—	—	9.3	6.26	87.7	6.20	142.9	6.66	239.9	6.48	239.7
Total available-for-sale securities as of March 31, 2024	$59.8	2.18%	$1,554.2	1.54%	$687.2	2.33%	$164.9	6.79%	$2,466.1	2.13%	$2,159.3
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$51.9	1.58%	$51.9	1.58%	$46.6
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	43.0	2.14	—	—	43.0	2.14	36.8
Residential - Government-sponsored enterprises	—	—	—	—	52.0	1.54	45.9	1.66	97.9	1.60	84.4
Commercial - Government agency	—	—	6.3	1.65	24.6	2.02	—	—	30.9	1.95	23.2
Commercial - Government-sponsored enterprises	—	—	263.6	1.72	459.2	1.77	404.5	2.43	1,127.3	2.00	983.1
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	884.6	1.40	87.6	1.35	972.2	1.40	847.0
Government-sponsored enterprises	—	—	204.5	1.53	1,177.1	1.52	228.9	1.41	1,610.5	1.51	1,400.9
Debt securities issued by state and political subdivisions	—	—	—	—	22.1	2.13	32.2	2.37	54.3	2.27	48.7
Total held-to-maturity securities as of March 31, 2024	$—	—%	$474.4	1.64%	$2,662.6	1.55%	$851.0	1.95%	$3,988.0	1.64%	$3,470.7
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.1 billion as of March 31, 2024, a decrease of $149.4 million or 2% compared to December 31, 2023. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of March 31, 2024, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.4 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.4 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $239.7 million in collateralized loan obligations, $84.4 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $54.3 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.7 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively. Gross unrealized losses in our investment securities portfolio were $824.8 million and $770.2 million as of March 31, 2024 and December 31, 2023, respectively. The increase in unrealized loss was primarily due to higher market interest rates as of March 31, 2024, relative to December 31, 2023, resulting in a lower valuation. Additionally, the increase in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three months ended March 31, 2024, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of March 31, 2024, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2024 and December 31, 2023, we held $32.6 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 10 presents the composition of our loan and lease portfolio by major categories as of March 31, 2024 and December 31, 2023:

Loans and Leases		Table 10
	March 31,	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,189,875	$2,165,349
Commercial real estate	4,301,300	4,340,243
Construction	972,517	900,292
Residential:
Residential mortgage	4,242,502	4,283,315
Home equity line	1,165,778	1,174,588
Total residential	5,408,280	5,457,903
Consumer	1,054,227	1,109,901
Lease financing	394,009	379,809
Total loans and leases	$14,320,208	$14,353,497

Total loans and leases were $14.3 billion as of March 31, 2024, a decrease of $33.3 million or less than 1% from December 31, 2023. The decrease in total loans and leases was primarily due to decreases in consumer loans, residential real estate loans and commercial real estate loans, partially offset by increases in construction loans, commercial and industrial loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of March 31, 2024, an increase of $24.5 million or 1% from December 31, 2023.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.3 billion as of March 31, 2024, a decrease of $38.9 million or 1% from December 31, 2023.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is converted to the commercial real estate or residential real estate classes of loans. Construction loans were $972.5 million as of March 31, 2024, an increase of $72.2 million or 8% from December 31, 2023. The increase in construction loans was primarily due to draws on existing lines during the three months ended March 31, 2024.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including HELOC. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.4 billion as of March 31, 2024, a decrease of $49.6 million or 1% from December 31, 2023.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.1 billion as of March 31, 2024, a decrease of $55.7 million or 5% from December 31, 2023.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $394.0 million as of March 31, 2024, an increase of $14.2 million or 4% from December 31, 2023. The increase was primarily due to the closing of several large lease transactions during the three months ended March 31, 2024.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to SOFR, Prime and Bloomberg Short-Term Bank Yield Index (“BSBY”), hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 11 presents the recorded investment in our loan and lease portfolio as of March 31, 2024 by rate type:

Loans and Leases by Rate Type										Table 11
	March 31, 2024
	Adjustable Rate
								Hybrid	Fixed
(dollars in thousands)	Treasury	LIBOR(1)	BSBY	Prime	SOFR(2)	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$—	$39,462	$287,621	$911,340	$651,047	$1,889,470	$22,752	$277,653	$2,189,875
Commercial real estate	—	—	84,953	479,797	2,359,878	911,884	3,836,512	131,897	332,891	4,301,300
Construction	7	—	36,791	106,308	676,957	14,727	834,790	5,136	132,591	972,517
Residential:
Residential mortgage	5,841	83,710	—	10,286	147,072	68,644	315,553	552,137	3,374,812	4,242,502
Home equity line	—	—	—	497	—	—	497	917,765	247,516	1,165,778
Total residential	5,841	83,710	—	10,783	147,072	68,644	316,050	1,469,902	3,622,328	5,408,280
Consumer	967	—	—	325,121	175	1,111	327,374	726	726,127	1,054,227
Lease financing	—	—	—	—	—	—	—	—	394,009	394,009
Total loans and leases	$6,815	$83,710	$161,206	$1,209,630	$4,095,422	$1,647,413	$7,204,196	$1,630,413	$5,485,599	$14,320,208

% by rate type at March 31, 2024	1%	1%	1%	8%	28%	12%	51%	11%	38%	100%

(1)Represents ARMs that will adjust to SOFR at the next rate reset.

(2)Includes $3.3 billion in CME Term SOFR loans.

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2024 and December 31, 2023:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$911,723	$1,151,188	$101,483	$25,481	$2,189,875
Commercial real estate	2,339,802	1,585,140	376,358	—	4,301,300
Construction	387,942	530,264	54,311	—	972,517
Residential:
Residential mortgage	4,092,771	2,669	147,062	—	4,242,502
Home equity line	1,122,322	259	43,197	—	1,165,778
Total residential	5,215,093	2,928	190,259	—	5,408,280
Consumer	709,567	40,365	301,587	2,708	1,054,227
Lease financing	179,086	201,211	13,712	—	394,009
Total Loans and Leases	$9,743,213	$3,511,096	$1,037,710	$28,189	$14,320,208
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$862,698	$1,179,343	$97,416	$25,892	$2,165,349
Commercial real estate	2,353,847	1,599,984	386,412	—	4,340,243
Construction	392,328	459,314	48,650	—	900,292
Residential:
Residential mortgage	4,134,062	2,682	146,571	—	4,283,315
Home equity line	1,130,999	313	43,276	—	1,174,588
Total residential	5,265,061	2,995	189,847	—	5,457,903
Consumer	761,328	38,577	307,358	2,638	1,109,901
Lease financing	171,629	193,740	14,440	—	379,809
Total Loans and Leases	$9,806,891	$3,473,953	$1,044,123	$28,530	$14,353,497
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 14 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of March 31, 2024:

Maturities for Loan and Lease Portfolio(1)					Table 14
	March 31, 2024
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$775,846	$1,109,951	$236,719	$67,359	$2,189,875
Commercial real estate	823,734	2,055,587	1,395,324	26,655	4,301,300
Construction	331,441	505,946	106,824	28,306	972,517
Residential:
Residential mortgage	17,909	44,821	443,775	3,735,997	4,242,502
Home equity line	19,861	101,795	139,485	904,637	1,165,778
Total residential	37,770	146,616	583,260	4,640,634	5,408,280
Consumer	191,574	714,314	148,339	—	1,054,227
Lease financing	26,113	182,665	122,018	63,213	394,009
Total Loans and Leases	$2,186,478	$4,715,079	$2,592,484	$4,826,167	$14,320,208

Total of loans and leases with:
Adjustable interest rates	$2,014,111	$3,456,063	$1,486,062	$247,960	$7,204,196
Hybrid interest rates	41,241	161,957	142,954	1,284,261	1,630,413
Fixed interest rates	131,126	1,097,059	963,468	3,293,946	5,485,599
Total Loans and Leases	$2,186,478	$4,715,079	$2,592,484	$4,826,167	$14,320,208
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2024 and December 31, 2023:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2024	2023
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$942	$970
Commercial real estate	2,953	2,953
Total Commercial Loans	3,895	3,923
Residential Loans:
Residential mortgage	7,777	7,620
Home equity line	6,345	7,052
Total Residential Loans	14,122	14,672
Total Non-Accrual Loans and Leases	18,017	18,595
Total Non-Performing Assets	$18,017	$18,595

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$529	$494
Commercial real estate	—	300
Construction	606	—
Total Commercial Loans	1,135	794
Residential mortgage	359	—
Consumer	2,126	2,702
Total Accruing Loans and Leases Past Due 90 Days or More	$3,620	$3,496

Total Loans and Leases	$14,320,208	$14,353,497

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.13%	0.13%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.13%	0.13%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.15%	0.15%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2024 and 2023:

Non-Performing Assets		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$18,595	$11,996
Additions	1,405	3,233
Reductions
Payments	(1,235)	(350)
Return to accrual status	(651)	(968)
Sales of other real estate owned	(75)	—
Charge-offs/write-downs	(22)	(136)
Total Reductions	(1,983)	(1,454)
Balance at end of period	$18,017	$13,775

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

Total NPAs were $18.0 million as of March 31, 2024, a decrease of $0.6 million or 3% from December 31, 2023. The ratio of our NPAs to total loans and leases and OREO was 0.13% as of both March 31, 2024 and December 31, 2023. The decrease in NPAs during the three months ended March 31, 2024, was primarily due a decrease in home equity line non-accrual loans of $0.7 million, partially offset by an increase in residential mortgage non-accrual loans of $0.2 million.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2024, residential mortgage non-accrual loans were $7.8 million, an increase of $0.2 million or 2% from December 31, 2023. This increase was due to additions of $1.0 million, partially offset by payments of $0.4 million, returns to accrual status of $0.3 million and a transfer to OREO of $0.1 million. As of March 31, 2024, our residential mortgage non-accrual loans were comprised of 35 loans with a weighted average current LTV ratio of 35%.

As of March 31, 2024, home equity line non-accrual loans were $6.3 million, a decrease of $0.7 million or 10% from December 31, 2023. This decrease was due to payments totaling $0.8 million and returns to accrual status of $0.3 million, partially offset by additions of $0.4 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of March 31, 2024 and December 31, 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.6 million as of March 31, 2024, an increase of $0.1 million or 4% from December 31, 2023. This increase was primarily due to increases in construction loans of $0.6 million and residential mortgage loans of $0.4 million, partially offset by decreases in consumer loans of $0.6 million and commercial real estate loans of $0.3 million, that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 17 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 17
	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at Beginning of Period	$192,138	$177,735
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(909)	(791)
Residential Loans:
Residential mortgage	—	(122)
Home equity line	—	(135)
Total Residential Loans	—	(257)
Consumer	(4,854)	(4,782)
Total Loans and Leases Charged-Off	(5,763)	(5,830)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	211	246
Residential Loans:
Residential mortgage	30	27
Home equity line	44	177
Total Residential Loans	74	204
Consumer	1,689	2,166
Total Recoveries on Loans and Leases Previously Charged-Off	1,974	2,616
Net Loans and Leases Charged-Off	(3,789)	(3,214)
Provision for Credit Losses	6,300	8,800
Balance at End of Period	$194,649	$183,321
Components:
Allowance for Credit Losses	$159,836	$147,122
Reserve for Unfunded Commitments	34,813	36,199
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$194,649	$183,321
Average Loans and Leases Outstanding	$14,312,563	$14,079,337
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.11%	0.09%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.12%	1.03%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	8.87x	10.75x
(1)	Annualized for the three months ended March 31, 2024 and 2023.

Tables 18 and 19 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2024 and December 31, 2023:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 18
	March 31, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$17,087	0.78%	15.29%
Commercial real estate	43,526	1.01	30.04
Construction	12,441	1.28	6.79
Lease financing	2,485	0.63	2.75
Total commercial	75,539	0.96	54.87
Residential mortgage	36,790	0.87	29.63
Home equity line	11,447	0.98	8.14
Total residential	48,237	0.89	37.77
Consumer	36,060	3.42	7.36
Total	$159,836	1.12%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,956	0.69%	15.09%
Commercial real estate	43,944	1.01	30.24
Construction	10,392	1.15	6.27
Lease financing	1,754	0.46	2.65
Total commercial	71,046	0.91	54.25
Residential mortgage	36,880	0.86	29.84
Home equity line	11,728	1.00	8.18
Total residential	48,608	0.89	38.02
Consumer	36,879	3.32	7.73
Total	$156,533	1.09%	100.00%

Table 20 presents the net charge-offs (recoveries) to average loans and leases by category during the three months ended March 31, 2024 and 2023:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)		Table 20
	Three Months Ended March 31,
	2024	2023
Commercial and industrial	0.13%	0.10%
Commercial real estate	—	—
Construction	—	—
Lease financing	—	—
Total commercial	0.04	0.03
Residential mortgage	—	0.01
Home equity line	(0.02)	(0.02)
Total residential	(0.01)	—
Consumer	1.17	0.87
Total loans and leases	0.11%	0.09%
(1)	Annualized for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the ACL was $159.8 million or 1.12% of total loans and leases outstanding, compared with an ACL of $156.5 million or 1.09% of total loans and leases outstanding as of December 31, 2023. The reserve for unfunded commitments was $34.8 million as of March 31, 2024, compared to $35.6 million as of December 31, 2023.

Net charge-offs of loans and leases were $3.8 million or 0.11% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2024, compared to net charge-offs of $3.2 million or 0.09% for the three months ended March 31, 2023. Net charge-offs in our commercial lending portfolio were $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Net recoveries in our residential lending portfolio were $0.1 million for the three months ended March 31, 2024 compared to net charge-offs of $0.1 million for March 31, 2023. Net charge-offs in our consumer lending portfolio were $3.2 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of March 31, 2024 and December 31, 2023. Furthermore, as of March 31, 2024, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2024 and December 31, 2023. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three months ended March 31, 2024. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $845.1 million as of March 31, 2024, a decrease of $0.6 million or less than 1% from December 31, 2023. The decrease in other assets was primarily due to decreases of $21.0 million in suspense and clearing accounts and $7.6 million in current tax receivables and deferred tax assets. This was partially offset by an increase of $26.8 million in prepaid assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of March 31, 2024 and December 31, 2023:

Deposits		Table 21
	March 31,	December 31,
(dollars in thousands)	2024	2023
U.S.:
Demand	$6,212,216	$6,609,483
Savings	5,826,037	5,986,066
Money Market	3,686,061	3,583,191
Time	2,939,002	3,162,658
Foreign(1):
Demand	836,337	974,079
Savings	451,642	459,018
Money Market	373,143	264,662
Time	345,043	293,500
Total Deposits(2)	$20,669,481	$21,332,657
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.3 billion as of March 31, 2024, a decrease of $450.4 million or 25% compared to December 31, 2023.

Total deposits were $20.7 billion as of March 31, 2024, a decrease of $663.2 million or 3% from December 31, 2023. The decrease in deposit balances stemmed primarily from a $538.9 million decrease in non-public demand deposit balances, a $469.7 million decrease in public time deposit balances and a $164.8 million decrease in non-public savings deposit balances. These decreases were partially offset by a $297.6 million increase in non-public time deposit balances, a $193.3 million increase in non-public money market deposit balances and a $18.0 million increase in public money market deposit balances.

As of March 31, 2024 and December 31, 2023, the amount of deposits that exceeded FDIC insurance limits were estimated to be $10.1 billion, or 49% of total deposits, and $10.8 billion, or 51% of total deposits, respectively. At March 31, 2024 and December 31, 2023, the Company had $1.3 billion and $1.8 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of March 31, 2024 and December 31, 2023, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $8.8 billion, or 43% of total deposits, and $9.1 billion, or 42% of total deposits, respectively. As of March 31, 2024 and December 31, 2023, deposit accounts above $250,000 were estimated to be $11.9 billion and $12.6 billion, respectively. As of March 31, 2024 and December 31, 2023, deposit balances over $250,000 in corporate operating accounts were estimated to be $2.1 billion and $2.3 billion, respectively.

Table 22 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of March 31, 2024:

Uninsured Time Deposits	Table 22
(dollars in thousands)	March 31, 2024
Three months or less	$489,431
Over three through six months	413,449
Over six through twelve months	397,568
Over twelve months	23,344
Total(1)	$1,323,792
(1)	Includes $0.4 billion in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of both March 31, 2024 and December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% and maturity dates in September 2024.

As of March 31, 2024 and December 31, 2023, the Company had a remaining line of credit of $2.9 billion and $2.5 billion available from the FHLB, respectively. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both March 31, 2024 and December 31, 2023.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $92.1 million as of March 31, 2024, a nominal decrease from December 31, 2023. This decrease was primarily due to payments of $2.2 million, offset by net periodic benefit costs for the three months ended March 31, 2024 of $1.6 million.

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

As of March 31, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2024 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 12.55% as of March 31, 2024, an increase of 16 basis points from December 31, 2023. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2024, partially offset by the dividends declared and paid to the Company’s stockholders.

Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2024	2023
Stockholders' Equity	$2,513,761	$2,486,066
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(523,780)	(530,210)
Tax credit carryforward	1,178	—
Common Equity Tier 1 Capital and Tier 1 Capital	$2,040,871	$2,020,784
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	194,649	192,138
Total Capital	$2,235,520	$2,212,922
Risk-Weighted Assets	$16,263,053	$16,308,345

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.55%	12.39%
Tier 1 Capital Ratio	12.55%	12.39%
Total Capital Ratio	13.75%	13.57%
Tier 1 Leverage Ratio	8.80%	8.64%

Total stockholders’ equity was $2.5 billion as of March 31, 2024, an increase of $27.7 million or 1% from December 31, 2023. The increase in stockholders’ equity was primarily due to earnings for the period of $54.2 million and net unrealized gains in our investment securities portfolio, net of tax, of $5.7 million, partially offset by dividends declared and paid to the Company’s stockholders of $33.2 million during the three months ended March 31, 2024.

In January 2024, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2024. The Company did not repurchase any common stock outstanding under this stock repurchase program during the three months ended March 31, 2024 and, as a result, $40.0 million remained of the $40.0 million total repurchase amount authorized under the stock repurchase program for 2024 as of March 31, 2024. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In April 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on May 31, 2024 to shareholders of record at the close of business on May 20, 2024.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2024, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $394,000 at March 31, 2024. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 24 presents, for the twelve months subsequent to March 31, 2024 and December 31, 2023, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2024 and December 31, 2023 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 24
	Static Forecast	Static Forecast
	March 31, 2024	December 31, 2023
Gradual Change in Interest Rates (basis points)
+200	3.0%	3.8%
+100	1.6	1.9
+50	0.9	1.0
(50)	(0.7)	(1.0)
(100)	(1.5)	(2.1)

Immediate Change in Interest Rates (basis points)
+200	6.1%	7.3%
+100	3.1	3.6
+50	1.7	1.8
(50)	(1.5)	(2.0)
(100)	(3.2)	(4.0)

The table above shows the effects of a simulation which estimates the effect of a gradual and immediate sustained parallel shift in the yield curve of −100, −50, +50, +100 and +200 basis points in market interest rates over a twelve-month period on our net interest income.

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

Under the static balance sheet forecast as of March 31, 2024, our net interest income sensitivity profile is slightly lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2023. The sensitivity outcome described above is primarily due to the impact of changes in deposit mix from December 31, 2023.

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

In addition, our business relied upon a large volume of loans, derivative contracts and other financial instruments with attributes that were either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. According to the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, U.S. Dollar LIBOR settings have ceased to be provided or ceased to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. We transitioned our financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021, to alternative reference rates (collectively, “Alternative Rates”), with limited exceptions. As such, effective December 31, 2021, we have ceased the use of U.S Dollar LIBOR as a reference rate on all new contracts and continue to increase the usage of Alternative Rates such as the SOFR. A working group of key stakeholders from throughout the Company spearheaded the transition from LIBOR to Alternative Rates. There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events. The working group disbanded after the conclusion of the transition in December 2023.

Our LIBOR transition plan included work to ensure that our technology systems were prepared for the transition, our loan documents that reference LIBOR-based rates were appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders were apprised of the transition. We have implemented certain Prime Rate and SOFR conventions as we transitioned our products and transaction agreements to reference rates other than LIBOR. Commercial loans and investment securities have fully transitioned to SOFR rates. Residential mortgages with adjustable rates will fully transition off LIBOR during the fourth quarter of 2024. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 11 in the section titled “Loans and Leases” in this MD&A.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Date: May 6, 2024		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer