Form 10-Q
period 2024-09-30
FIRST HAWAIIAN, INC.
filed 2024-11-04
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,886,167 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2024.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest income
Loans and lease financing	$205,682	$194,098	$607,594	$551,777
Available-for-sale investment securities	12,850	18,426	41,539	55,208
Held-to-maturity investment securities	16,937	18,271	52,305	55,510
Other	14,527	9,004	38,444	20,054
Total interest income	249,996	239,799	739,882	682,549
Interest expense
Deposits	87,500	74,651	257,252	176,006
Short-term and long-term borrowings	5,397	6,838	17,303	20,057
Other	392	1,162	1,342	2,152
Total interest expense	93,289	82,651	275,897	198,215
Net interest income	156,707	157,148	463,985	484,334
Provision for credit losses	7,400	7,500	15,500	21,300
Net interest income after provision for credit losses	149,307	149,648	448,485	463,034
Noninterest income
Service charges on deposit accounts	7,783	7,524	23,122	22,001
Credit and debit card fees	17,533	15,748	49,567	47,507
Other service charges and fees	11,790	9,546	32,730	27,764
Trust and investment services income	9,077	9,742	28,857	28,804
Bank-owned life insurance	4,502	1,872	12,148	10,263
Other	2,603	1,665	10,003	6,129
Total noninterest income	53,288	46,097	156,427	142,468
Noninterest expense
Salaries and employee benefits	59,563	55,937	176,562	169,873
Contracted services and professional fees	14,634	16,393	46,440	50,204
Occupancy	6,945	6,711	21,263	22,047
Equipment	13,078	11,826	39,687	32,562
Regulatory assessment and fees	3,412	4,149	15,346	11,661
Advertising and marketing	1,813	2,289	6,190	6,174
Card rewards program	8,678	8,358	25,905	24,124
Other	18,024	13,720	45,653	42,186
Total noninterest expense	126,147	119,383	377,046	358,831
Income before provision for income taxes	76,448	76,362	227,866	246,671
Provision for income taxes	14,956	18,141	50,233	59,190
Net income	$61,492	$58,221	$177,633	$187,481
Basic earnings per share	$0.48	$0.46	$1.39	$1.47
Diluted earnings per share	$0.48	$0.46	$1.38	$1.47
Basic weighted-average outstanding shares	127,886,167	127,609,860	127,820,737	127,552,255
Diluted weighted-average outstanding shares	128,504,035	127,936,440	128,362,433	127,897,829

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$61,492	$58,221	$177,633	$187,481
Other comprehensive income (loss), net of tax:
Net change in investment securities	66,101	(36,985)	76,452	(10,746)
Net change in cash flow derivative hedges	373	990	1,100	1,269
Other comprehensive income (loss)	66,474	(35,995)	77,552	(9,477)
Total comprehensive income	$127,966	$22,226	$255,185	$178,004

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2024	2023
Assets
Cash and due from banks	$252,209	$185,015
Interest-bearing deposits in other banks	820,603	1,554,882
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,290,781 as of September 30, 2024 and $2,558,675 as of December 31, 2023)	2,055,959	2,255,336
Held-to-maturity, at amortized cost (fair value: $3,475,143 as of September 30, 2024 and $3,574,856 as of December 31, 2023)	3,853,697	4,041,449
Loans held for sale	—	190
Loans and leases	14,241,370	14,353,497
Less: allowance for credit losses	163,700	156,533
Net loans and leases	14,077,670	14,196,964

Premises and equipment, net	287,036	281,461
Accrued interest receivable	81,875	84,417
Bank-owned life insurance	490,135	479,907
Goodwill	995,492	995,492
Mortgage servicing rights	5,236	5,699
Other assets	860,373	845,662
Total assets	$23,780,285	$24,926,474
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,427,674	$13,749,095
Noninterest-bearing	6,800,028	7,583,562
Total deposits	20,227,702	21,332,657
Short-term borrowings	250,000	500,000
Retirement benefits payable	100,448	103,285
Other liabilities	554,101	504,466
Total liabilities	21,132,251	22,440,408

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,735,601 / 127,886,167 as of September 30, 2024; issued/outstanding: 141,340,539 / 127,618,761 as of December 31, 2023)	1,417	1,413
Additional paid-in capital	2,558,158	2,548,250
Retained earnings	915,062	837,859
Accumulated other comprehensive loss, net	(452,658)	(530,210)
Treasury stock (13,849,434 shares as of September 30, 2024 and 13,721,778 shares as of December 31, 2023)	(373,945)	(371,246)
Total stockholders' equity	2,648,034	2,486,066
Total liabilities and stockholders' equity	$23,780,285	$24,926,474

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of June 30, 2024	127,879,012	$1,417	$2,554,795	$887,176	$(519,132)	$(373,944)	$2,550,312
Net income	—	—	—	61,492	—	—	61,492
Cash dividends declared ($0.26 per share)	—	—	—	(33,250)	—	—	(33,250)
Common stock issued under Employee Stock Purchase Plan	7,155	—	141	—	—	—	141
Equity-based awards	—	—	3,222	(356)	—	(1)	2,865
Other comprehensive income, net of tax	—	—	—	—	66,474	—	66,474
Balance as of September 30, 2024	127,886,167	$1,417	$2,558,158	$915,062	$(452,658)	$(373,945)	$2,648,034

	Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2023	127,618,761	$1,413	$2,548,250	$837,859	$(530,210)	$(371,246)	$2,486,066
Net income	—	—	—	177,633	—	—	177,633
Cash dividends declared ($0.78 per share)	—	—	—	(99,655)	—	—	(99,655)
Common stock issued under Employee Stock Purchase Plan	7,155	—	141	—	—	—	141
Equity-based awards	260,251	4	9,767	(775)	—	(2,699)	6,297
Other comprehensive income, net of tax	—	—	—	—	77,552	—	77,552
Balance as of September 30, 2024	127,886,167	$1,417	$2,558,158	$915,062	$(452,658)	$(373,945)	$2,648,034

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$177,633	$187,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,500	21,300
Depreciation, amortization and accretion, net	28,570	32,425
Deferred income tax benefit	(1,224)	(13,322)
Stock-based compensation	9,771	7,163
Gain on property insurance proceeds	(2,559)	—
Other (gains) losses	(566)	1,243
Originations of loans held for sale	(28,866)	(11,483)
Proceeds from sales of loans held for sale	28,572	12,613
Change in assets and liabilities:
Net (increase) decrease in other assets	(46,511)	20,495
Net increase (decrease) in other liabilities	23,368	(44,095)
Net cash provided by operating activities	203,688	213,820
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	222,716	345,798
Proceeds from calls and sales	41,350	25,236
Held-to-maturity securities:
Proceeds from maturities and principal repayments	216,595	238,722
Proceeds from calls	1,615	7,950
Other investments:
Proceeds from sales	14,926	78,746
Purchases	(28,064)	(102,639)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	120,579	(214,539)
Proceeds from sales of loans originated for investment	27,526	—
Purchases of loans	(18,012)	(48,911)
Proceeds from bank-owned life insurance	1,920	5,632
Proceeds from property insurance	2,559	—
Purchases of premises, equipment and software	(17,419)	(8,283)
Other	104	313
Net cash provided by investing activities	586,395	328,025
Cash flows from financing activities
Net decrease in deposits	(1,104,955)	(177,540)
Proceeds from short-term borrowings	250,000	—
Repayment of short-term borrowings	(500,000)	—
Net decrease in other short-term borrowings	—	(75,000)
Proceeds from long-term borrowings	—	500,000
Dividends paid	(99,655)	(99,468)
Stock tendered for payment of withholding taxes	(2,699)	(3,196)
Proceeds from employee stock purchase plan	141	163
Net cash (used in) provided by financing activities	(1,457,168)	144,959
Net (decrease) increase in cash and cash equivalents	(667,085)	686,804
Cash and cash equivalents at beginning of period	1,739,897	526,624
Cash and cash equivalents at end of period	$1,072,812	$1,213,428

Supplemental disclosures
Interest paid	$280,018	$173,712
Income taxes paid, net of income tax refunds	39,568	50,098
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	3,372	3,239
Transfers to loans held for sale from loans and leases	27,096	1,133
Obligation to fund low-income housing partnerships	56,640	25,836

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. In addition, the amendments clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and expand interim disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments are effective for the Company’s annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company will present any newly required annual disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024. The Company intends to adopt the amendments related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. The adoption of the provisions of ASU No. 2023-07 will impact the Company’s disclosures in its Reportable Operating Segments footnote but is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardizing and disaggregating rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for the Company’s annual periods beginning January 1, 2025. Early adoption is permitted. The Company intends to adopt the amendments of ASU No. 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of the provisions of ASU No. 2023-09 will impact the Company’s disclosures in its Income Taxes footnote but is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment Securities

As of September 30, 2024 and December 31, 2023, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2024 and December 31, 2023, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$13,320	$—	$(123)	$13,197	$33,169	$—	$(666)	$32,503
Government-sponsored enterprises debt securities	20,000	—	(153)	19,847	20,000	—	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	10,356	—	(989)	9,367	11,303	—	(1,121)	10,182
Residential - Government-sponsored enterprises	807,631	—	(84,040)	723,591	895,421	—	(112,124)	783,297
Commercial - Government agency	260,845	—	(44,835)	216,010	268,944	—	(50,270)	218,674
Commercial - Government-sponsored enterprises	73,614	—	(4,547)	69,067	93,459	—	(7,028)	86,431
Commercial - Non-agency	22,000	69	—	22,069	21,964	—	(281)	21,683
Collateralized mortgage obligations:
Government agency	487,889	—	(53,748)	434,141	538,718	—	(67,568)	471,150
Government-sponsored enterprises	386,576	—	(46,850)	339,726	425,826	—	(61,856)	363,970
Collateralized loan obligations	208,550	396	(2)	208,944	249,871	43	(2,060)	247,854
Total available-for-sale securities	$2,290,781	$465	$(235,287)	$2,055,959	$2,558,675	$43	$(303,382)	$2,255,336

Government agency debt securities	$50,424	$—	$(3,421)	$47,003	$52,051	$—	$(4,497)	$47,554
Mortgage-backed securities:
Residential - Government agency	41,584	—	(4,652)	36,932	43,885	—	(5,189)	38,696
Residential - Government-sponsored enterprises	94,039	—	(9,769)	84,270	99,379	—	(11,013)	88,366
Commercial - Government agency	30,960	—	(7,004)	23,956	30,795	—	(7,017)	23,778
Commercial - Government-sponsored enterprises	1,118,670	210	(97,680)	1,021,200	1,129,738	195	(130,757)	999,176
Collateralized mortgage obligations:
Government agency	928,546	—	(94,856)	833,690	989,130	—	(109,471)	879,659
Government-sponsored enterprises	1,534,983	—	(157,632)	1,377,351	1,642,274	—	(193,897)	1,448,377
Debt securities issued by states and political subdivisions	54,491	—	(3,750)	50,741	54,197	—	(4,947)	49,250
Total held-to-maturity securities	$3,853,697	$210	$(378,764)	$3,475,143	$4,041,449	$195	$(466,788)	$3,574,856

Accrued interest receivable related to available-for-sale investment securities was $6.2 million and $7.2 million as of September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable related to held-to-maturity investment securities was $7.0 million as of both September 30, 2024 and December 31, 2023. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $9.2 million and nil, respectively, for the three months ended September 30, 2024, and $43.0 million and nil, respectively, for the nine months ended September 30, 2024. Proceeds from calls and sales of investment securities were $0.2 million and nil, respectively, for the three months ended September 30, 2023, and $8.0 million and $25.2 million, respectively, for the nine months ended September 30, 2023. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and nine months ended September 30, 2024 and 2023. The income tax benefit related to the Company’s net realized loss on the sale of investment securities was nil for the three and nine months ended September 30, 2024 and 2023. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $26.6 million and $33.4 million, respectively, for the three months ended September 30, 2024 and 2023, and $84.2 million and $100.7 million, respectively, for the nine months ended September 30, 2024 and 2023. Interest income from non-taxable investment securities was $3.2 million and $3.3 million, respectively, for the three months ended September 30, 2024 and 2023, and $9.6 million and $10.0 million, respectively, for the nine months ended September 30, 2024 and 2023.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of September 30, 2024, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$33,320	$33,045
Due after one year through five years	9,275	9,281
Due after five years through ten years	132,017	132,281
Due after ten years	89,258	89,450
	263,870	264,057

Mortgage-backed securities:
Residential - Government agency	10,356	9,367
Residential - Government-sponsored enterprises	807,631	723,591
Commercial - Government agency	260,845	216,010
Commercial - Government-sponsored enterprises	73,614	69,067
Total mortgage-backed securities	1,152,446	1,018,035
Collateralized mortgage obligations:
Government agency	487,889	434,141
Government-sponsored enterprises	386,576	339,726
Total collateralized mortgage obligations	874,465	773,867
Total available-for-sale securities	$2,290,781	$2,055,959

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	22,233	21,019
Due after ten years	82,682	76,725
	104,915	97,744

Mortgage-backed securities:
Residential - Government agency	41,584	36,932
Residential - Government-sponsored enterprises	94,039	84,270
Commercial - Government agency	30,960	23,956
Commercial - Government-sponsored enterprises	1,118,670	1,021,200
Total mortgage-backed securities	1,285,253	1,166,358
Collateralized mortgage obligations:
Government agency	928,546	833,690
Government-sponsored enterprises	1,534,983	1,377,351
Total collateralized mortgage obligations	2,463,529	2,211,041
Total held-to-maturity securities	$3,853,697	$3,475,143

At September 30, 2024, pledged securities totaled $4.1 billion, of which $2.1 billion was pledged to secure borrowing capacity, $2.0 billion was pledged to secure public deposits and $19.5 million was pledged to secure other financial transactions. At December 31, 2023, pledged securities totaled $5.0 billion, of which $2.6 billion was pledged to secure public deposits, $2.3 billion was pledged to secure borrowing capacity and $183.0 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of September 30, 2024 and December 31, 2023.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 187 and 222 individual securities in each category have been in a continuous loss position as of September 30, 2024 and December 31, 2023, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(123)	$13,197	$(123)	$13,197
Government-sponsored enterprises debt securities	—	—	(153)	19,847	(153)	19,847
Mortgage-backed securities:
Residential - Government agency	—	—	(989)	9,367	(989)	9,367
Residential - Government-sponsored enterprises	—	—	(84,040)	723,591	(84,040)	723,591
Commercial - Government agency	—	—	(44,835)	216,010	(44,835)	216,010
Commercial - Government-sponsored enterprises	—	—	(4,547)	69,067	(4,547)	69,067
Collateralized mortgage obligations:
Government agency	—	—	(53,748)	434,141	(53,748)	434,141
Government-sponsored enterprises	—	—	(46,850)	339,726	(46,850)	339,726
Collateralized loan obligations	(2)	2,998	—	—	(2)	2,998
Total available-for-sale securities with unrealized losses	$(2)	$2,998	$(235,285)	$1,824,946	$(235,287)	$1,827,944

	Time in Continuous Loss as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(666)	$32,503	$(666)	$32,503
Government-sponsored enterprises debt securities	—	—	(408)	19,592	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	—	—	(1,121)	10,182	(1,121)	10,182
Residential - Government-sponsored enterprises	—	—	(112,124)	783,297	(112,124)	783,297
Commercial - Government agency	—	—	(50,270)	218,674	(50,270)	218,674
Commercial - Government-sponsored enterprises	—	—	(7,028)	86,431	(7,028)	86,431
Commercial - Non-agency	—	—	(281)	21,683	(281)	21,683
Collateralized mortgage obligations:
Government agency	—	—	(67,568)	471,150	(67,568)	471,150
Government-sponsored enterprises	—	—	(61,856)	363,970	(61,856)	363,970
Collateralized loan obligations	(564)	63,667	(1,496)	163,126	(2,060)	226,793
Total available-for-sale securities with unrealized losses	$(564)	$63,667	$(302,818)	$2,170,608	$(303,382)	$2,234,275

At September 30, 2024 and December 31, 2023, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of September 30, 2024 and December 31, 2023, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and nine months ended September 30, 2024 and for the year ended December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of September 30, 2024 or December 31, 2023.

In the fourth quarter of 2023, the Company recorded a $40.8 million net realized gain related to the sale of approximately 120,000 Visa Class B restricted shares. The Company did not hold any Visa Class B restricted shares as of both September 30, 2024 and December 31, 2023.

3. Loans and Leases

As of September 30, 2024 and December 31, 2023, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,110,077	$2,165,349
Commercial real estate	4,265,289	4,340,243
Construction	1,056,249	900,292
Residential:
Residential mortgage	4,187,060	4,283,315
Home equity line	1,159,823	1,174,588
Total residential	5,346,883	5,457,903
Consumer	1,030,044	1,109,901
Lease financing	432,828	379,809
Total loans and leases	$14,241,370	$14,353,497

Outstanding loan balances are reported net of deferred loan costs and fees of $55.7 million and $57.5 million at September 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable related to loans and leases was $68.6 million and $70.1 million as of September 30, 2024 and December 31, 2023, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of September 30, 2024, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.7 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2023, residential real estate loans and commercial real estate loans totaling $4.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.3 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $6.8 million and $6.9 million as of September 30, 2024 and December 31, 2023, respectively.

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

During the three months ended June 30, 2024, the Company updated its methodology for one of its quantitative models to estimate the total ACL (inclusive of the allowance for credit losses for loans and leases and the reserve for unfunded commitments) by changing from a one-variable forward-looking macroeconomic outlook model to a multi-variable forward-looking macroeconomic outlook model.  The impact of this update was a reduction to the total ACL of $9.0 million as of June 30, 2024.  Additionally, the Company updated certain components of its qualitative adjustments, resulting in a $5.8 million increase to the total ACL as of June 30, 2024.  The net impact of these updates was a net $3.2 million decrease to the total ACL as of June 30, 2024. The Company’s methodology is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2023 and should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2024.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,713	$44,412	$9,331	$2,352	$46,152	$9,183	$34,374	$160,517
Charge-offs	(1,178)	(400)	—	—	—	—	(4,192)	(5,770)
Recoveries	160	—	—	—	31	86	1,560	1,837
Provision	(470)	1	481	(62)	(3,287)	1,268	9,185	7,116
Balance at end of period	$13,225	$44,013	$9,812	$2,290	$42,896	$10,537	$40,927	$163,700

	Nine Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(2,764)	(400)	—	—	—	—	(13,228)	(16,392)
Recoveries	621	—	—	—	89	242	5,199	6,151
Provision	412	469	(580)	536	5,927	(1,433)	12,077	17,408
Balance at end of period	$13,225	$44,013	$9,812	$2,290	$42,896	$10,537	$40,927	$163,700

	Three Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$13,810	$39,887	$9,871	$1,447	$32,803	$11,806	$38,957	$148,581
Charge-offs	(784)	—	—	—	—	—	(3,665)	(4,449)
Recoveries	2,637	—	—	—	53	303	1,746	4,739
Provision	(1,963)	3,911	333	263	4,143	(682)	(81)	5,924
Balance at end of period	$13,700	$43,798	$10,204	$1,710	$36,999	$11,427	$36,957	$154,795

	Nine Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(2,572)	—	—	—	(122)	(272)	(12,963)	(15,929)
Recoveries	3,175	—	—	—	110	539	5,640	9,464
Provision	(1,467)	(12)	4,361	159	1,836	2,864	9,619	17,360
Balance at end of period	$13,700	$43,798	$10,204	$1,710	$36,999	$11,427	$36,957	$154,795

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,947	$1,435	$7,122	$—	$8	$16,879	$22	$33,413
Provision	104	(262)	643	—	14	(240)	25	284
Balance at end of period	$8,051	$1,173	$7,765	$—	$22	$16,639	$47	$33,697

	Nine Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision	(1,065)	(614)	(283)	—	(2)	50	6	(1,908)
Balance at end of period	$8,051	$1,173	$7,765	$—	$22	$16,639	$47	$33,697

	Three Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$6,354	$1,991	$9,789	$—	$19	$18,015	$31	$36,199
Provision	3,577	(129)	(382)	—	(6)	(1,475)	(9)	1,576
Balance at end of period	$9,931	$1,862	$9,407	$—	$13	$16,540	$22	$37,775

	Nine Months Ended September 30, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	2,120	(142)	1,937	—	(17)	57	(15)	3,940
Balance at end of period	$9,931	$1,862	$9,407	$—	$13	$16,540	$22	$37,775

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of September 30, 2024 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$100,174	$82,175	$191,861	$256,997	$20,866	$266,720	$1,026,457	$13,396	$1,958,646
Special Mention	303	1	7,327	48	398	1,371	18,239	—	27,687
Substandard	—	—	8,251	219	358	2,033	32,296	—	43,157
Other (1)	10,797	10,542	7,779	3,074	1,052	1,723	45,620	—	80,587
Total Commercial and Industrial	111,274	92,718	215,218	260,338	22,674	271,847	1,122,612	13,396	2,110,077
Current period gross charge-offs	—	578	333	89	221	1,543	—	—	2,764

Commercial Real Estate
Risk rating:
Pass	118,884	347,480	810,746	649,133	325,887	1,774,529	87,188	7,760	4,121,607
Special Mention	3,587	2,261	7,537	41,384	3,306	11,973	7,815	—	77,863
Substandard	—	—	54,984	1,003	—	9,548	149	—	65,684
Other (1)	—	—	—	—	—	135	—	—	135
Total Commercial Real Estate	122,471	349,741	873,267	691,520	329,193	1,796,185	95,152	7,760	4,265,289
Current period gross charge-offs	—	—	—	—	—	400	—	—	400

Construction
Risk rating:
Pass	61,677	246,176	361,974	241,212	58,820	46,344	4,484	—	1,020,687
Special Mention	—	—	—	—	—	164	—	—	164
Other (1)	4,970	9,468	12,022	3,575	1,199	3,463	701	—	35,398
Total Construction	66,647	255,644	373,996	244,787	60,019	49,971	5,185	—	1,056,249
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	126,380	105,523	66,764	15,483	23,133	89,254	—	—	426,537
Special Mention	—	42	100	300	5	—	—	—	447
Substandard	4,899	602	343	—	—	—	—	—	5,844
Total Lease Financing	131,279	106,167	67,207	15,783	23,138	89,254	—	—	432,828
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$431,671	$804,270	$1,529,688	$1,212,428	$435,024	$2,207,257	$1,222,949	$21,156	$7,864,443
Current period gross charge-offs	$—	$578	$333	$89	$221	$1,943	$—	$—	$3,164

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$113,307	$206,224	$504,141	$956,983	$503,160	$1,129,857	$—	$—	$3,413,672
680 - 739	11,614	28,638	65,128	109,018	66,719	157,263	—	—	438,380
620 - 679	1,519	1,792	22,921	19,854	11,651	37,979	—	—	95,716
550 - 619	—	896	3,703	6,707	2,269	15,751	—	—	29,326
Less than 550	—	286	2,380	3,818	2,959	5,569	—	—	15,012
No Score (3)	543	7,117	16,923	10,512	5,553	52,526	—	—	93,174
Other (2)	8,148	12,786	16,721	14,776	11,222	30,022	8,105	—	101,780
Total Residential Mortgage	135,131	257,739	631,917	1,121,668	603,533	1,428,967	8,105	—	4,187,060
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	930,909	1,730	932,639
680 - 739	—	—	—	—	—	—	167,097	1,137	168,234
620 - 679	—	—	—	—	—	—	36,540	985	37,525
550 - 619	—	—	—	—	—	—	14,514	581	15,095
Less than 550	—	—	—	—	—	—	4,477	571	5,048
No Score (3)	—	—	—	—	—	—	1,282	—	1,282
Total Home Equity Line	—	—	—	—	—	—	1,154,819	5,004	1,159,823
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Residential Lending	$135,131	$257,739	$631,917	$1,121,668	$603,533	$1,428,967	$1,162,924	$5,004	$5,346,883
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Lending
FICO:
740 and greater	71,777	71,423	94,710	51,952	18,512	10,435	121,278	128	440,215
680 - 739	51,651	51,667	49,864	23,959	9,995	7,497	77,278	525	272,436
620 - 679	21,223	20,604	21,700	12,515	5,155	5,577	35,665	851	123,290
550 - 619	4,116	7,348	9,802	5,983	2,862	3,862	12,674	825	47,472
Less than 550	1,071	3,266	6,247	3,999	1,783	2,492	4,836	525	24,219
No Score (3)	2,291	117	47	—	7	8	42,658	205	45,333
Other (2)	—	—	296	911	101	981	74,790	—	77,079
Total Consumer Lending	$152,129	$154,425	$182,666	$99,319	$38,415	$30,852	$369,179	$3,059	$1,030,044
Current period gross charge-offs	$385	$1,403	$2,107	$1,085	$518	$2,234	$4,952	$544	$13,228

Total Loans and Leases	$718,931	$1,216,434	$2,344,271	$2,433,415	$1,076,972	$3,667,076	$2,755,052	$29,219	$14,241,370
Current period gross charge-offs	$385	$1,981	$2,440	$1,174	$739	$4,177	$4,952	$544	$16,392
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of September 30, 2024, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of September 30, 2024, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$211,598	$529,296	$999,522	$529,881	$227,058	$987,251	$—	$—	$3,484,606
680 - 739	36,975	67,205	117,337	68,122	33,148	130,387	—	—	453,174
620 - 679	3,544	16,395	19,184	12,811	4,096	38,987	—	—	95,017
550 - 619	1,305	6,521	1,917	2,492	398	11,679	—	—	24,312
Less than 550	—	—	2,909	2,017	582	6,439	—	—	11,947
No Score (3)	9,137	19,311	11,492	6,043	9,679	51,109	—	—	106,771
Other (2)	15,802	17,528	17,432	12,534	8,599	25,513	10,080	—	107,488
Total Residential Mortgage	278,361	656,256	1,169,793	633,900	283,560	1,251,365	10,080	—	4,283,315
Current period gross charge-offs	—	—	—	—	—	122	—	—	122

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	964,932	1,511	966,443
680 - 739	—	—	—	—	—	—	151,716	1,920	153,636
620 - 679	—	—	—	—	—	—	36,541	1,189	37,730
550 - 619	—	—	—	—	—	—	9,896	1,012	10,908
Less than 550	—	—	—	—	—	—	4,488	100	4,588
No Score (3)	—	—	—	—	—	—	1,283	—	1,283
Total Home Equity Line	—	—	—	—	—	—	1,168,856	5,732	1,174,588
Current period gross charge-offs	—	—	—	—	—	—	273	19	292

Total Residential Lending	$278,361	$656,256	$1,169,793	$633,900	$283,560	$1,251,365	$1,178,936	$5,732	$5,457,903
Current period gross charge-offs	$—	$—	$—	$—	$—	$122	$273	$19	$414

Consumer Lending
FICO:
740 and greater	92,117	128,358	76,148	33,507	21,819	8,970	123,592	155	484,666
680 - 739	68,865	71,031	37,925	17,116	13,270	5,690	76,645	401	290,943
620 - 679	28,533	29,229	16,919	7,843	7,972	4,624	35,210	781	131,111
550 - 619	4,996	10,859	7,760	4,917	4,651	2,986	13,223	925	50,317
Less than 550	1,790	6,370	4,842	2,796	2,905	2,040	5,222	455	26,420
No Score (3)	1,545	229	—	—	1	10	42,933	136	44,854
Other (2)	361	368	982	335	1,059	1	78,484	—	81,590
Total Consumer Lending	$198,207	$246,444	$144,576	$66,514	$51,677	$24,321	$375,309	$2,853	$1,109,901
Current period gross charge-offs	$639	$2,400	$2,135	$1,142	$1,816	$2,622	$5,790	$566	$17,110

Total Loans and Leases	$1,243,109	$2,491,897	$2,678,220	$1,169,781	$1,122,038	$2,950,761	$2,685,919	$11,772	$14,353,497
Current period gross charge-offs	$769	$2,470	$2,210	$1,229	$4,484	$5,696	$6,063	$585	$23,506
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of December 31, 2023, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of December 31, 2023, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Loss as of September 30, 2024 and December 31, 2023.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of September 30, 2024 and December 31, 2023, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	September 30, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,118	$670	$1,463	$4,251	$2,105,826	$2,110,077	$529
Commercial real estate	—	246	720	966	4,264,323	4,265,289	568
Construction	1,179	139	—	1,318	1,054,931	1,056,249	—
Lease financing	—	—	—	—	432,828	432,828	—
Residential mortgage	15,356	4,631	6,425	26,412	4,160,648	4,187,060	931
Home equity line	4,659	891	3,408	8,958	1,150,865	1,159,823	—
Consumer	15,227	2,939	2,515	20,681	1,009,363	1,030,044	2,515
Total	$38,539	$9,516	$14,531	$62,586	$14,178,784	$14,241,370	$4,543

	December 31, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,611	$349	$1,464	$4,424	$2,160,925	$2,165,349	$494
Commercial real estate	—	196	300	496	4,339,747	4,340,243	300
Construction	25,191	—	—	25,191	875,101	900,292	—
Lease financing	—	—	—	—	379,809	379,809	—
Residential mortgage	5,244	1,475	4,720	11,439	4,271,876	4,283,315	—
Home equity line	5,940	624	3,550	10,114	1,164,474	1,174,588	—
Consumer	23,259	3,897	2,702	29,858	1,080,043	1,109,901	2,702
Total	$62,245	$6,541	$12,736	$81,522	$14,271,975	$14,353,497	$3,496

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

The amortized cost basis of loans and leases on nonaccrual status as of September 30, 2024 and December 31, 2023 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$934
Commercial real estate	—	152
Residential mortgage	3,264	9,103
Home equity line	1,651	7,645
Total Nonaccrual Loans and Leases	$4,915	$17,834

	December 31, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$970
Commercial real estate	2,685	2,953
Residential mortgage	2,667	7,620
Home equity line	1,163	7,052
Total Nonaccrual Loans and Leases	$6,515	$18,595

For the three and nine months ended September 30, 2024, the Company recognized interest income of $0.3 million and $0.8 million, respectively, on nonaccrual loans and leases. For the three and nine months ended September 30, 2023, the Company recognized interest income of $0.1 million and $0.4 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and nine months ended September 30, 2024, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2023, the amount of accrued interest receivables written off by reversing interest income was $0.2 million and $0.7 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2024 and December 31, 2023, the amortized cost basis of collateral-dependent loans were $29.8 million and $11.1 million, respectively. As of September 30, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis. As of December 31, 2023, these loans were primarily collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of September 30, 2024 and 2023, related to loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023, respectively:

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$416	0.04%		$1,384	0.13%
Total	$416	n/m	%	$1,384	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$255	0.02%		$889	0.08%
Total	$255	n/m	%	$889	0.01%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$115	n/m	%	$371	0.02%
Commercial real estate	705	0.02		1,873	0.04
Residential mortgage	—	—		1,077	0.03
Consumer	90	n/m		213	0.02
Total	$910	n/m	%	$3,534	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$145	0.01%	$248	0.01%
Commercial real estate	—	—	1,214	0.03
Construction	669	0.08	897	0.10
Residential mortgage	—	—	33	n/m
Consumer	17	n/m	130	0.01
Total	$831	0.01%	$2,522	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Residential mortgage	$—	—%	$1,062	0.03%
Total	$—	—%	$1,062	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Consumer	Reduced weighted-average contractual interest rate by 13.41%.	Reduced weighted-average contractual interest rate by 13.53%.

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Consumer	Reduced weighted-average contractual interest rate by 13.31%.	Reduced weighted-average contractual interest rate by 13.22%.

Term Extension
Financial Effect
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commercial and industrial	Added a weighted-average 5.0 years to the life of loans.	Added a weighted-average 4.3 years to the life of loans.
Commercial real estate	Added a weighted-average 0.4 years to the life of loans.	Added a weighted-average 0.8 years to the life of loans.
Residential mortgage	—	Added a weighted-average 0.8 years to the life of loans.
Consumer	Added a weighted-average 5.0 years to the life of loans.	Added a weighted-average 4.5 years to the life of loans.

Term Extension
Financial Effect
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	Added a weighted-average 2.6 years to the life of loans.	Added a weighted-average 3.0 years to the life of loans.
Commercial real estate	—	Added a weighted-average 1.0 years to the life of loans.
Construction	Added a weighted-average 1.0 years to the life of loans.	Added a weighted-average 1.4 years to the life of loans.
Residential mortgage	—	Added a weighted-average 5.9 years to the life of loans.
Consumer	Added a weighted-average 2.9 years to the life of loans.	Added a weighted-average 3.6 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Residential mortgage	—	Deferred an average of $172 thousand in loan payments.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of September 30, 2024 and 2023, of loans that had a payment default during the three and nine months ended September 30, 2024 and 2023, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$122	$—	$122
Residential mortgage	—	323	—	323
Consumer	452	24	584	24
Total	$452	$469	$584	$469
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Consumer	$166	$—	$186	$—
Total	$166	$—	$186	$—
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of September 30, 2024 and 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	September 30, 2024
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$371	$371
Commercial real estate	—	—	—	—	2,308	2,308
Residential mortgage	—	323	—	323	1,816	2,139
Consumer	141	102	79	322	1,544	1,866
Total	$141	$425	$79	$645	$6,039	$6,684

	September 30, 2023
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$248	$248
Commercial real estate	—	—	—	—	1,214	1,214
Construction	—	—	—	—	897	897
Residential mortgage	—	—	—	—	33	33
Consumer	62	18	18	98	921	1,019
Total	$62	$18	$18	$98	$3,313	$3,411

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.5 billion as of September 30, 2024 and December 31, 2023. Of the $6.5 billion at September 30, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the nine months ended September 30, 2024. Of the $6.5 billion at December 31, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the year ended December 31, 2023.

Foreclosed Property

As of both September 30, 2024 and December 31, 2023, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2024, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $5.5 million and $185.8 million was transferred into new policies during the three and nine months ended September 30, 2024, respectively. No gain or loss was recognized as part of these exchanges. There were no policies exchanged during the three and nine months ended September 30, 2023.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax, and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities, and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which was $1.3 billion as of both September 30, 2024 and December 31, 2023. Servicing fees include contractually specified fees, late charges, and ancillary fees and were $0.8 million for both three months ended September 30, 2024 and 2023 and $2.4 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of mortgage servicing rights (“MSRs”) was $0.3 million for both three months ended September 30, 2024 and 2023 and $0.8 million for both nine months ended September 30, 2024 and 2023. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$785
One to two years	693
Two to three years	610
Three to four years	536
Four to five years	474

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Gross carrying amount	$69,807	$69,515
Less: accumulated amortization	64,571	63,816
Net carrying value	$5,236	$5,699

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,395	$6,072	$5,699	$6,562
Originations	99	65	292	133
Amortization	(258)	(282)	(755)	(840)
Balance at end of period	$5,236	$5,855	$5,236	$5,855
Fair value of amortized MSRs at beginning of period	$14,094	$14,557	$14,308	$15,193
Fair value of amortized MSRs at end of period	$13,258	$14,520	$13,258	$14,520

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and nine months ended September 30, 2024 and 2023.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	7.02%	-	13.34%	7.22%	6.87%	-	11.53%	7.04%
Life in years (of the MSR)	4.42	-	7.08	6.94	4.30	-	7.22	7.09
Weighted-average coupon rate	3.68%	-	5.69%	3.79%	3.57%	-	5.81%	3.73%
Discount rate	10.35%	-	10.93%	10.39%	10.40%	-	10.60%	10.52%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $240.7 million and $206.9 million in affordable housing and other tax credit investment partnership interests as of September 30, 2024 and December 31, 2023, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $7.5 million and $6.1 million during the three months ended September 30, 2024 and 2023, respectively, and $22.8 million and $18.3 million during the nine months ended September 30, 2024 and 2023, respectively. The affordable housing tax credits and other benefits recognized were $9.6 million and $8.0 million during the three months ended September 30, 2024 and 2023, respectively, and $28.9 million and $23.1 million during the nine months ended September 30, 2024 and 2023, respectively, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $112.3 million and $80.7 million as of September 30, 2024 and December 31, 2023, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Public deposits	$1,978,675	$2,571,359
Federal Home Loan Bank	4,888,990	4,495,266
Federal Reserve Bank	3,708,286	4,074,093
ACH transactions	—	137,101
Interest rate swaps	439	575
Total	$10,576,390	$11,278,394

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of September 30, 2024 and December 31, 2023. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2024 and December 31, 2023, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
U.S.:
Interest-bearing	$12,145,741	$12,731,915
Noninterest-bearing	6,006,013	6,609,483
Foreign:
Interest-bearing	1,281,933	1,017,180
Noninterest-bearing	794,015	974,079
Total deposits	$20,227,702	$21,332,657

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2024:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$682,384	$633,301	$1,315,685
Over three through six months	811,006	612,958	1,423,964
Over six through twelve months	370,820	176,073	546,893
One to two years	38,255	6,564	44,819
Two to three years	21,456	6,579	28,035
Three to four years	16,878	3,151	20,029
Four to five years	15,645	6,653	22,298
Thereafter	207	334	541
Total	$1,956,651	$1,445,613	$3,402,264

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.8 billion as of September 30, 2024 and December 31, 2023, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.0 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively.

8. Short-Term Borrowings

At September 30, 2024 and December 31, 2023, short-term borrowings were comprised of the following:

(dollars in thousands)	September 30, 2024	December 31, 2023
Short-term FHLB fixed-rate advances(1)	$250,000	$500,000
Total short-term borrowings	$250,000	$500,000
(1)	Interest is payable monthly.

As of September 30, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% maturing in September 2025. The FHLB fixed-rate advance requires monthly interest-only payments with the principal amount due on the maturity date.

As of December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% that matured in September 2024. The FHLB fixed-rate advances required monthly interest-only payments with the principal amount due on the maturity date.

As of September 30, 2024 and December 31, 2023, the Company had a remaining line of credit of $2.9 billion and $2.5 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had an undrawn line of credit of $3.1 billion and $3.3 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both September 30, 2024 and December 31, 2023. See “Note 6. Transfers of Financial Assets” for more information.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Federal funds purchased:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$—	$150,000
Average outstanding balance	$—	$23,059
Weighted-average interest rate paid	—%	4.45%
Short-term FHLB repo advance:
Weighted-average interest rate at September 30,	—%	—%
Highest month-end balance	$—	$400,000
Average outstanding balance	$—	$156,319
Weighted-average interest rate paid	—%	5.25%
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at September 30,	4.16%	4.71%
Highest month-end balance	$500,000	$500,000
Average outstanding balance	$483,577	$20,147
Weighted-average interest rate paid	4.78%	4.34%

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

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2024	$(707,992)	$188,860	$(519,132)
Three months ended September 30, 2024
Investment securities:
Unrealized net gains arising during the period	76,226	(20,333)	55,893
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	13,922	(3,714)	10,208
Net change in investment securities	90,148	(24,047)	66,101
Cash flow derivative hedges:
Unrealized net gains arising during the period	501	(133)	368
Reclassification of net losses included in net income	7	(2)	5
Net change in cash flow derivative hedges	508	(135)	373
Other comprehensive income	90,656	(24,182)	66,474
Accumulated other comprehensive loss at September 30, 2024	$(617,336)	$164,678	$(452,658)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Nine months ended September 30, 2024
Investment securities:
Unrealized net gains arising during the period	68,517	(18,277)	50,240
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	35,747	(9,535)	26,212
Net change in investment securities	104,264	(27,812)	76,452
Cash flow derivative hedges:
Unrealized net losses arising during the period	(325)	87	(238)
Reclassification of net losses included in net income	1,825	(487)	1,338
Net change in cash flow derivative hedges	1,500	(400)	1,100
Other comprehensive income	105,764	(28,212)	77,552
Accumulated other comprehensive loss at September 30, 2024	$(617,336)	$164,678	$(452,658)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2023	$(835,647)	$222,911	$(612,736)
Three months ended September 30, 2023
Investment securities:
Unrealized net losses arising during the period	(61,874)	16,505	(45,369)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,434	(3,050)	8,384
Net change in investment securities	(50,440)	13,455	(36,985)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(373)	100	(273)
Reclassification of net losses included in net income	1,723	(460)	1,263
Net change in cash flow derivative hedges	1,350	(360)	990
Other comprehensive loss	(49,090)	13,095	(35,995)
Accumulated other comprehensive loss at September 30, 2023	$(884,737)	$236,006	$(648,731)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Nine months ended September 30, 2023
Investment securities:
Unrealized net losses arising during the period	(50,861)	13,567	(37,294)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	36,206	(9,658)	26,548
Net change in investment securities	(14,655)	3,909	(10,746)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(2,868)	765	(2,103)
Reclassification of net losses included in net income	4,599	(1,227)	3,372
Net change in cash flow derivative hedges	1,731	(462)	1,269
Other comprehensive loss	(12,924)	3,447	(9,477)
Accumulated other comprehensive loss at September 30, 2023	$(884,737)	$236,006	$(648,731)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended September 30, 2024
Balance at beginning of period	$(5,373)	$(228,076)	$(285,607)	$(76)	$(519,132)
Other comprehensive income	—	55,893	10,208	373	66,474
Balance at end of period	$(5,373)	$(172,183)	$(275,399)	$297	$(452,658)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive income	—	50,240	26,212	1,100	77,552
Balance at end of period	$(5,373)	$(172,183)	$(275,399)	$297	$(452,658)

Three Months Ended September 30, 2023
Balance at beginning of period	$(5,431)	$(284,100)	$(318,782)	$(4,423)	$(612,736)
Other comprehensive (loss) income	—	(45,369)	8,384	990	(35,995)
Balance at end of period	$(5,431)	$(329,469)	$(310,398)	$(3,433)	$(648,731)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive (loss) income	—	(37,294)	26,548	1,269	(9,477)
Balance at end of period	$(5,431)	$(329,469)	$(310,398)	$(3,433)	$(648,731)

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

The table below sets forth those ratios at September 30, 2024 and December 31, 2023:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,105,200	13.03%	$2,091,548	12.94%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,105,200	13.03%	2,091,548	12.94%	6.00%	8.00%
Total capital to risk-weighted assets	2,302,597	14.25%	2,288,945	14.16%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,105,200	9.14%	2,091,548	9.08%	4.00%	5.00%

December 31, 2023:
Common equity tier 1 capital to risk-weighted assets	$2,020,784	12.39%	$2,006,393	12.30%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,020,784	12.39%	2,006,393	12.30%	6.00%	8.00%
Total capital to risk-weighted assets	2,212,922	13.57%	2,198,531	13.48%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,020,784	8.64%	2,006,393	8.57%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2024, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2024, to change the capital adequacy category of the Company or the Bank.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$64,688	$7,914	$—	$267,500	$10,861	$(1,799)
Interest rate collars	200,000	404	—	200,000	703	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,697,465	7,802	(8,849)	2,753,801	1,204	(521)
Visa derivative	58,136	—	(2,300)	107,548	—	(2,300)
Foreign exchange contracts	253	—	—	66	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of September 30, 2024 and December 31, 2023, the amount of initial margin cash collateral posted by the Company was $0.4 million and $0.6 million, respectively. As of September 30, 2024 and December 31, 2023, the variation margin was $1.0 million and $0.7 million, respectively.

As of September 30, 2024, the Company pledged $0.4 million in cash and received $14.6 million in cash as collateral for interest rate swaps. As of December 31, 2023, the Company pledged $0.6 million in cash and received $27.1 million in cash as collateral for interest rate swaps. As of September 30, 2024 and December 31, 2023, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

As of September 30, 2024 and December 31, 2023, the Company received $25.8 million and $40.9 million, respectively, in securities collateral for interest rate swaps, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At September 30, 2024 and December 31, 2023, the Company carried one interest rate swap with a notional amount of $64.7 million and $67.5 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of September 30, 2024 and December 31, 2023, the interest rate swap had a positive fair value of $7.9 million and $10.9 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2024 and 2023:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2024	2023	2024	2023
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(3,109)	$2,159	$(2,948)	$2,553
Recognized on hedged item	Loans and lease financing	3,117	(2,256)	2,945	(2,833)

As of September 30, 2024 and December 31, 2023, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$56,725	$56,592	$(7,963)	$(10,908)

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

As of September 30, 2024 and December 31, 2023, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of September 30, 2024, these interest rate collars had a positive fair value of $0.4 million. As of December 31, 2023, these interest rate collars had a positive fair value of $0.7 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Pretax net gains (losses) recognized in other comprehensive income on cash flow derivative hedges	$501	$(373)	$(325)	$(2,868)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	7	1,723	1,825	4,599

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is nil as a decrease to interest income from loans and lease financing. As of September 30, 2024, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Net losses recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2024	2023	2024	2023
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(18)	$26	$(49)	$(532)
Visa derivative	Other noninterest income	(2,530)	(1,350)	(5,360)	(5,129)

As of September 30, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.7 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $7.8 million and a negative fair value of $8.8 million. The Company received floating rates ranging from 5.46% to 8.20% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between November 2024 and October 2043. As of December 31, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $1.2 million and a negative fair value of $0.5 million. The Company received floating rates ranging from 5.84% to 8.34% and paid fixed rates ranging from 2.39% to 5.98%. These swaps resulted in net interest expense of nil during both the three and nine months ended September 30, 2024 and 2023.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.7 million and nil for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5430 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at September 30, 2024. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both September 30, 2024 and December 31, 2023, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three and nine months ended September 30, 2024 and 2023.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both September 30, 2024 and December 31, 2023, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2024 and December 31, 2023, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $92.5 million and $61.8 million at September 30, 2024 and December 31, 2023, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.3 million and $6.8 million at September 30, 2024 and December 31, 2023, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2024 have maturities ranging from October 2024 to May 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,310,302	$6,308,343
Standby letters of credit	216,387	234,102
Commercial letters of credit	3,602	3,629

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

Reorganization Transactions

On April 1, 2016, a series of reorganization transactions were undertaken to facilitate FHI’s initial public offering. In connection with the reorganization transactions, FHI distributed its interest in BancWest Holding Inc. (“BWHI”), including Bank of the West (“BOW”), to BNP Paribas (“BNPP”) so that BWHI was held directly by BNPP. As a result of the reorganization transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the reorganization transactions when it was known as BancWest Corporation, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time. The Company recorded an increase to other noninterest expense of $3.8 million and an equal offsetting decrease of $3.8 million to the provision for income taxes during the three and nine months ended September 30, 2024, related to adjustments made to certain of these uncertain tax liabilities.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$126,335	$47,222	$(16,850)	$156,707

Service charges on deposit accounts	6,644	1,028	111	7,783
Credit and debit card fees	—	15,968	990	16,958
Other service charges and fees	8,598	426	606	9,630
Trust and investment services income	9,077	—	—	9,077
Other	193	2,502	1,073	3,768
Not in scope of Topic 606(1)	2,073	1,742	2,257	6,072
Total noninterest income	26,585	21,666	5,037	53,288
Total revenue	$152,920	$68,888	$(11,813)	$209,995

	Nine Months Ended September 30, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$379,088	$137,622	$(52,725)	$463,985

Service charges on deposit accounts	20,097	2,746	279	23,122
Credit and debit card fees	—	44,831	3,015	47,846
Other service charges and fees	23,306	1,334	1,767	26,407
Trust and investment services income	28,857	—	—	28,857
Other	669	5,041	6,493	12,203
Not in scope of Topic 606(1)	5,987	4,295	7,710	17,992
Total noninterest income	78,916	58,247	19,264	156,427
Total revenue	$458,004	$195,869	$(33,461)	$620,412
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended September 30, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$119,070	$45,913	$(7,835)	$157,148

Service charges on deposit accounts	6,724	714	86	7,524
Credit and debit card fees	—	13,990	1,152	15,142
Other service charges and fees	6,461	425	529	7,415
Trust and investment services income	9,742	—	—	9,742
Other	86	2,599	(48)	2,637
Not in scope of Topic 606(1)	1,821	1,130	686	3,637
Total noninterest income	24,834	18,858	2,405	46,097
Total revenue	$143,904	$64,771	$(5,430)	$203,245

	Nine Months Ended September 30, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$332,227	$128,348	$23,759	$484,334

Service charges on deposit accounts	19,723	2,002	276	22,001
Credit and debit card fees	—	42,044	3,687	45,731
Other service charges and fees	18,681	1,268	1,592	21,541
Trust and investment services income	28,804	—	—	28,804
Other	413	6,449	2,037	8,899
Not in scope of Topic 606(1)	5,277	4,069	6,146	15,492
Total noninterest income	72,898	55,832	13,738	142,468
Total revenue	$405,125	$184,180	$37,497	$626,802
(1)	Most of the Company’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and nine months ended September 30, 2024 and 2023, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years and two vendors in the current year, which are being amortized over the term of the respective contracts. As of September 30, 2024 and December 31, 2023, the Company had contract liabilities of $2.4 million and $1.9 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2024, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million and $0.7 million, respectively, due to the passage of time. For the three and nine months ended September 30, 2023, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.6 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2024 and December 31, 2023, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2024 and December 31, 2023. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three and nine months ended September 30, 2024, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2023, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 611,000 and 609,000 antidilutive securities, respectively. For the three and nine months ended September 30, 2024 and 2023, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$61,492	$58,221	$177,633	$187,481

Denominator:
Basic: weighted-average shares outstanding	127,886,167	127,609,860	127,820,737	127,552,255
Add: weighted-average equity-based awards	617,868	326,580	541,696	345,574
Diluted: weighted-average shares outstanding	128,504,035	127,936,440	128,362,433	127,897,829

Basic earnings per share	$0.48	$0.46	$1.39	$1.47
Diluted earnings per share	$0.48	$0.46	$1.38	$1.47

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2024 and 2023:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2024	2023	2024	2023
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$155	$136
Interest cost	Other noninterest expense	1,950	2,053	182	171
Expected return on plan assets	Other noninterest expense	(878)	(883)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	503	719	(322)	(379)
Total net periodic benefit cost		$1,575	$1,889	$15	$(72)

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$429	$430
Interest cost	Other noninterest expense	5,761	6,171	604	611
Expected return on plan assets	Other noninterest expense	(2,634)	(2,648)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,509	2,157	(966)	(1,137)
Total net periodic benefit cost		$4,636	$5,680	$67	$(96)

Leases

The Company recognized operating lease income related to lease payments of $1.6 million for both the three months ended September 30, 2024 and 2023, and $4.7 million for both the nine months ended September 30, 2024 and 2023. In addition, the Company recognized $1.5 million of lease income related to variable lease payments for both the three months ended September 30, 2024 and 2023, and $4.7 million and $4.8 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5430 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both September 30, 2024 and December 31, 2023 to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below:

	Fair Value Measurements as of September 30, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$13,197	$—	$13,197
Government-sponsored enterprises debt securities	—	19,847	—	19,847
Mortgage-backed securities:
Residential - Government agency(1)	—	9,367	—	9,367
Residential - Government-sponsored enterprises(1)	—	723,591	—	723,591
Commercial - Government agency	—	216,010	—	216,010
Commercial - Government-sponsored enterprises	—	69,067	—	69,067
Commercial - Non-agency	—	22,069	—	22,069
Collateralized mortgage obligations:
Government agency	—	434,141	—	434,141
Government-sponsored enterprises	—	339,726	—	339,726
Collateralized loan obligations	—	208,944	—	208,944
Total available-for-sale securities	—	2,055,959	—	2,055,959
Other assets(2)	109	16,120	—	16,229
Liabilities
Other liabilities(3)	—	(8,849)	(2,300)	(11,149)
Total	$109	$2,063,230	$(2,300)	$2,061,039
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$32,503	$—	$32,503
Government-sponsored enterprises debt securities	—	19,592	—	19,592
Mortgage-backed securities:
Residential - Government agency(1)	—	10,182	—	10,182
Residential - Government-sponsored enterprises(1)	—	783,297	—	783,297
Commercial - Government agency	—	218,674	—	218,674
Commercial - Government-sponsored enterprises	—	86,431	—	86,431
Commercial - Non-agency	—	21,683	—	21,683
Collateralized mortgage obligations:
Government agency	—	471,150	—	471,150
Government-sponsored enterprises	—	363,970	—	363,970
Collateralized loan obligations	—	247,854	—	247,854
Total available-for-sale securities	—	2,255,336	—	2,255,336
Other assets(2)	517	12,768	—	13,285
Liabilities
Other liabilities(3)	—	(2,320)	(2,300)	(4,620)
Total	$517	$2,265,784	$(2,300)	$2,264,001
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$14,816	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5430(1)	1.4444-1.5430
			Expected Term - 9 months(2)	n/m(2)
			Growth Rate - 7%(3)	-1% - 30%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5875(1)	1.5289-1.5875
			Expected Term - 5 months(4)	n/m(4)
			Growth Rate - 10%(3)	-6% - 25%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a February 2025 claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.
(4)	The expected term was based on a May 2024 claim filing deadline. As such, a range is not meaningful to disclose.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2024 and 2023, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	Visa Derivative
(dollars in thousands)	2024	2023
Three Months Ended September 30,
Balance as of July 1,	$(2,300)	$(1,200)
Total net losses included in other noninterest income	(2,530)	(1,350)
Settlements	2,530	1,350
Balance as of September 30,	$(2,300)	$(1,200)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(2,530)	$(1,350)

Nine Months Ended September 30,
Balance as of January 1,	$(2,300)	$(851)
Total net losses included in other noninterest income	(5,360)	(5,129)
Settlements	5,360	4,780
Balance as of September 30,	$(2,300)	$(1,200)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(5,360)	$(5,129)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,072,812	$252,209	$820,603	$—	$1,072,812
Investment securities held-to-maturity	3,853,697	—	3,475,143	—	3,475,143
Loans(1)	13,808,542	—	—	13,293,256	13,293,256

Financial liabilities:
Time deposits(2)	$3,402,264	$—	$3,388,783	$—	$3,388,783
Short-term borrowings	250,000	—	249,951	—	249,951
					(continued)

	December 31, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
(continued)		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,739,897	$185,015	$1,554,882	$—	$1,739,897
Investment securities held-to-maturity	4,041,449	—	3,574,856	—	3,574,856
Loans held for sale	190	—	192	—	192
Loans(1)	13,973,688	—	—	13,385,683	13,385,683

Financial liabilities:
Time deposits(2)	$3,456,158	$—	$3,432,330	$—	$3,432,330
Short-term borrowings	500,000	—	495,306	—	495,306
(1)	Excludes financing leases of $432.8 million at September 30, 2024 and $379.8 million at December 31, 2023.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $16.8 billion as of September 30, 2024 and $17.9 billion as of December 31, 2023.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both September 30, 2024 and December 31, 2023, the Company had $6.5 billion of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $47.2 million and $49.8 million at September 30, 2024 and December 31, 2023, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2024
Collateral-dependent loans	$—	$—	$14,816

The Company recognized a reduction in expected credit losses on collateral-dependent loans of $0.5 million for the three months ended September 30, 2024. Total expected credit losses recognized on collateral-dependent loans were $1.2 million for the nine months ended September 30, 2024.

There were no assets with nonrecurring fair value adjustments held as of December 31, 2023. Additionally, there were no nonrecurring fair value adjustments for the three and nine months ended September 30, 2023.

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

The following tables present selected business segment financial information for the periods indicated.

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2024
Net interest income (expense)	$126,335	$47,222	$(16,850)	$156,707
Provision for credit losses	(3,390)	(3,726)	(284)	(7,400)
Net interest income (expense) after provision for credit losses	122,945	43,496	(17,134)	149,307

Noninterest income	26,585	21,666	5,037	53,288
Noninterest expense	(73,016)	(21,691)	(31,440)	(126,147)
Income (loss) before (provision) benefit for income taxes	76,514	43,471	(43,537)	76,448

(Provision) benefit for income taxes	(18,519)	(9,325)	12,888	(14,956)
Net income (loss)	$57,995	$34,146	$(30,649)	$61,492

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2024
Net interest income (expense)	$379,088	$137,622	$(52,725)	$463,985
(Provision) benefit for credit losses	(8,294)	(9,114)	1,908	(15,500)
Net interest income (expense) after (provision) benefit for credit losses	370,794	128,508	(50,817)	448,485

Noninterest income	78,916	58,247	19,264	156,427
Noninterest expense	(222,281)	(69,999)	(84,766)	(377,046)
Income (loss) before (provision) benefit for income taxes	227,429	116,756	(116,319)	227,866

(Provision) benefit for income taxes	(55,070)	(25,017)	29,854	(50,233)
Net income (loss)	$172,359	$91,739	$(86,465)	$177,633

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Three Months Ended September 30, 2023
Net interest income (expense)	$119,070	$45,913	$(7,835)	$157,148
Provision for credit losses	(2,359)	(3,565)	(1,576)	(7,500)
Net interest income (expense) after provision for credit losses	116,711	42,348	(9,411)	149,648

Noninterest income	24,834	18,858	2,405	46,097
Noninterest expense	(77,873)	(24,976)	(16,534)	(119,383)
Income (loss) before (provision) benefit for income taxes	63,672	36,230	(23,540)	76,362

(Provision) benefit for income taxes	(15,209)	(8,334)	5,402	(18,141)
Net income (loss)	$48,463	$27,896	$(18,138)	$58,221

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Nine Months Ended September 30, 2023
Net interest income	$332,227	$128,348	$23,759	$484,334
Provision for credit losses	(6,913)	(10,447)	(3,940)	(21,300)
Net interest income after provision for credit losses	325,314	117,901	19,819	463,034

Noninterest income	72,898	55,832	13,738	142,468
Noninterest expense	(231,313)	(79,832)	(47,686)	(358,831)
Income (loss) before (provision) benefit for income taxes	166,899	93,901	(14,129)	246,671

(Provision) benefit for income taxes	(39,836)	(21,546)	2,192	(59,190)
Net income (loss)	$127,063	$72,355	$(11,937)	$187,481

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

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy remains relatively resilient in the wake of high consumer prices and the August 2023 wildfires that continue to affect the island of Maui. According to the State of Hawaii Department of Labor and Industrial Relations, the statewide seasonally adjusted unemployment rate increased to 2.9% at September 30, 2024, compared to 2.8% at September 30, 2023. Nationally, the seasonally adjusted unemployment rate was 4.1% at September 30, 2024 compared to 3.8% at September 30, 2023.

Domestic visitor arrivals for the state remain stable, with the average daily domestic passenger counts for the first nine months of 2024 relatively similar to the average daily passenger counts during the first nine months of 2023, according to the Hawaii Tourism Authority. International visitor arrivals from Japan in the first nine months of 2024 have increased significantly as compared to the first nine months of each of the last three years, but the level of arrivals from Japan remains below pre-pandemic levels due to the weak yen.

The local Oahu housing market has remained relatively stable, but is experiencing some softening as compared to previous years primarily due to high interest rates. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 5.8%, while condominium sales decreased by 5.6%, in each case when comparing the first nine months of 2024 with the same period in 2023. When comparing the first nine months of 2024 with the same period in 2022, however, the volume of single-family home sales decreased by 26.5%, while condominium sales decreased by 35.0%. The median price of a single-family home sold on Oahu in the first nine months of 2024 was $1,100,000, an increase of 4.8% from the same period in 2023. The median price of a condominium sold on Oahu in the first nine months of 2024 was $510,000, an increase of 1.0% from the same period in 2023. As of September 30, 2024, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 3.4 and 5.2 months, respectively.

Effect of Recent Natural Disasters

In early August of 2023, wildfires swept across several areas of Maui, impacting residents in upcountry Maui and devastating the historic town of Lahaina.

The outstanding balance of real estate-secured loans in the Maui fire zones totaled approximately $98 million as of September 30, 2024. We require our borrowers to maintain adequate levels of insurance, including fire insurance on residential mortgages. Although we are working closely with our resident and business borrowers to navigate the post-disaster period, there still remains a great deal of uncertainty regarding their recovery, including how long it will be before rebuilding can start, the amounts of available insurance coverage, the availability of government assistance for our borrowers in the long run or whether their longer-term ability to repay their loans has been diminished.

We also expect that the aftermath of the wildfires will continue to impact commercial activity throughout the island of Maui, but there remains much uncertainty as to how long it will take Maui to rebuild, return tourism to historic levels, and recover economically. Although the visitor count to Maui has been steadily increasing since August 2023, especially with the re-opening of West Maui in late 2023, visitor arrivals in the first three quarters of 2024 are still lower than visitor arrivals in the first three quarters of 2023 and before the COVID-19 pandemic in 2019.

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

Other Economic Developments

As of September 30, 2024, the Company was “well-capitalized” and met all applicable regulatory capital requirements, including a Common Equity Tier 1 capital ratio of 13.03%, compared to the minimum requirement of 4.50%. For additional discussions regarding our capital and liquidity positions and related risks, refer to the sections titled “Liquidity and Capital Resources” and “Capital” in this MD&A.

Economic conditions and therefore our results of operations may be impacted by a variety of other factors as well, such as other natural disasters, an economic slowdown or recession, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in foreign currency exchange rates and interest rates, such as the most recently announced 0.5% interest rate cut by the Federal Reserve, the political and regulatory environment, including the outcome of the U.S. 2024 elections, changes to the U.S. Federal budget and potential changes in tax laws.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Income Statement Data:
Interest income	$249,996	$239,799	$739,882	$682,549
Interest expense	93,289	82,651	275,897	198,215
Net interest income	156,707	157,148	463,985	484,334
Provision for credit losses	7,400	7,500	15,500	21,300
Net interest income after provision for credit losses	149,307	149,648	448,485	463,034
Noninterest income	53,288	46,097	156,427	142,468
Noninterest expense	126,147	119,383	377,046	358,831
Income before provision for income taxes	76,448	76,362	227,866	246,671
Provision for income taxes	14,956	18,141	50,233	59,190
Net income	$61,492	$58,221	$177,633	$187,481
Basic earnings per share	$0.48	$0.46	$1.39	$1.47
Diluted earnings per share	$0.48	$0.46	$1.38	$1.47
Basic weighted-average outstanding shares	127,886,167	127,609,860	127,820,737	127,552,255
Diluted weighted-average outstanding shares	128,504,035	127,936,440	128,362,433	127,897,829
Dividends declared per share	$0.26	$0.26	$0.78	$0.78
Dividend payout ratio	54.17%	56.52%	56.52%	53.06%
Other Financial Information / Performance Ratios(1):
Net interest margin	2.95%	2.86%	2.93%	2.96%
Efficiency ratio	59.77%	58.31%	60.38%	56.86%
Return on average total assets	1.02%	0.93%	0.99%	1.01%
Return on average tangible assets (non-GAAP)(2)	1.06%	0.97%	1.03%	1.06%
Return on average total stockholders' equity	9.45%	9.76%	9.37%	10.72%
Return on average tangible stockholders' equity (non-GAAP)(2)	15.35%	16.84%	15.43%	18.68%
Noninterest expense to average assets	2.09%	1.92%	2.09%	1.94%
				(continued)

(continued)	September 30,	December 31,
(dollars in thousands, except per share data)	2024	2023
Balance Sheet Data:
Cash and cash equivalents	$1,072,812	$1,739,897
Investment securities available-for-sale	2,055,959	2,255,336
Investment securities held-to-maturity	3,853,697	4,041,449
Loans and leases	14,241,370	14,353,497
Allowance for credit losses for loans and leases	163,700	156,533
Goodwill	995,492	995,492
Total assets	23,780,285	24,926,474
Total deposits	20,227,702	21,332,657
Short-term borrowings	250,000	500,000
Total liabilities	21,132,251	22,440,408
Total stockholders' equity	2,648,034	2,486,066
Book value per share	$20.71	$19.48
Tangible book value per share (non-GAAP)(2)	$12.92	$11.68

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.13%	0.13%
Allowance for credit losses for loans and leases / total loans and leases	1.15%	1.09%
Net charge-offs / average total loans and leases(3)	0.10%	0.09%

	September 30,	December 31,
Capital Ratios:	2024	2023
Common Equity Tier 1 Capital Ratio	13.03%	12.39%
Tier 1 Capital Ratio	13.03%	12.39%
Total Capital Ratio	14.25%	13.57%
Tier 1 Leverage Ratio	9.14%	8.64%
Total stockholders' equity to total assets	11.14%	9.97%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	7.25%	6.23%
(1)	Except for the efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2024 and 2023.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the nine months ended September 30, 2024.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Income Statement Data:
Noninterest expense	$126,147	$119,383	$377,046	$358,831

Net income	$61,492	$58,221	$177,633	$187,481

Average total stockholders' equity	$2,588,806	$2,367,422	$2,532,911	$2,337,292
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,593,314	$1,371,930	$1,537,419	$1,341,800

Average total assets	$24,046,696	$24,727,893	$24,064,208	$24,699,826
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$23,051,204	$23,732,401	$23,068,716	$23,704,334

Return on average total stockholders' equity(a)	9.45%	9.76%	9.37%	10.72%
Return on average tangible stockholders' equity (non-GAAP)(a)	15.35%	16.84%	15.43%	18.68%

Return on average total assets(a)	1.02%	0.93%	0.99%	1.01%
Return on average tangible assets (non-GAAP)(a)	1.06%	0.97%	1.03%	1.06%

Noninterest expense to average assets(a)	2.09%	1.92%	2.09%	1.94%

	As of	As of
	September 30,	December 31,
(dollars in thousands, except per share data)	2024	2023
Balance Sheet Data:
Total stockholders' equity	$2,648,034	$2,486,066
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,652,542	$1,490,574

Total assets	$23,780,285	$24,926,474
Less: goodwill	995,492	995,492
Tangible assets	$22,784,793	$23,930,982

Shares outstanding	127,886,167	127,618,761

Total stockholders' equity to total assets	11.14%	9.97%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.25%	6.23%

Book value per share	$20.71	$19.48
Tangible book value per share (non-GAAP)	$12.92	$11.68
(a)	Annualized for the three and nine months ended September 30, 2024 and 2023.

Financial Highlights

Net income was $61.5 million for the three months ended September 30, 2024, an increase of $3.3 million or 6% as compared to the same period in 2023. Basic and diluted earnings per share were both $0.48 per share for the three months ended September 30, 2024, an increase of $0.02 per share or 4% as compared to the same period in 2023. The increase in net income was primarily due to a $7.2 million increase in noninterest income and a $3.2 million decrease in the provision for income taxes. This was partially offset by a $6.8 million increase in noninterest expense and a $0.4 million decrease in net interest income.

Our return on average total assets was 1.02% for the three months ended September 30, 2024, an increase of nine basis points from the same period in 2023, and our return on average total stockholders’ equity was 9.45% for the three months ended September 30, 2024, a decrease of 31 basis points from the same period in 2023. Our return on average tangible assets was 1.06% for the three months ended September 30, 2024, an increase of nine basis points from the same period in 2023, and our return on average tangible stockholders’ equity was 15.35% for the three months ended September 30, 2024, a decrease of 149 basis points from the same period in 2023, primarily due to an increase in average tangible equity, which resulted in part from a decrease in net unrealized losses in our investment securities portfolio, partially offset by higher net income. Our efficiency ratio was 59.77% for the three months ended September 30, 2024 compared to 58.31% for the same period in 2023.

Our results for the three months ended September 30, 2024 were highlighted by the following:

●	Net interest income was $156.7 million for the three months ended September 30, 2024, a decrease of $0.4 million or less than one percent as compared to the same period in 2023. Our net interest margin was 2.95% for the three months ended September 30, 2024, an increase of nine basis points as compared to the same period in 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio, partially offset by higher earning asset yields driven by higher yields in our loan and lease portfolio and higher average balances on our interest-bearing deposits in other banks.

●	The provision for credit losses (the “Provision”) was $7.4 million for the three months ended September 30, 2024, a decrease of $0.1 million or 1% as compared to the same period in 2023. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $53.3 million for the three months ended September 30, 2024, an increase of $7.2 million or 16% as compared to the same period in 2023. The increase in noninterest income was primarily due to a $2.6 million increase in bank-owned life insurance (“BOLI”) income, a $2.2 million increase in other service charges and fees, a $1.8 million increase in credit and debit card fees and a $0.9 million increase in other noninterest income, partially offset by a $0.7 million decrease in trust and investment services income.

●	Noninterest expense was $126.1 million for the three months ended September 30, 2024, an increase of $6.8 million or 6% compared to the same period in 2023. The increase in noninterest expense was primarily due to a $4.3 million increase in other noninterest expense, stemming from a $3.8 million increase due to adjustments of certain liabilities assumed as a result of the Reorganization Transactions. This increase was offset by a $3.8 million decrease in the provision for income taxes for the three months ended September 30, 2024. Increases in noninterest expense also stemmed from a $3.6 million increase in salaries and employee benefits expense and a $1.3 million increase in equipment expense, partially offset by a $1.8 million decrease in contracted services and professional fees and a $0.7 million decrease in regulatory assessment and fees.

Net income was $177.6 million for the nine months ended September 30, 2024, a decrease of $9.8 million or 5% as compared to the same period in 2023. Basic earnings per share was $1.39 per share for the nine months ended September 30, 2024, a decrease of $0.08 per share or 5% as compared to the same period in 2023. Diluted earnings per share was $1.38 per share for the nine months ended September 30, 2024, a decrease of $0.09 per share or 6% as compared to the same period in 2023. The decrease in net income was primarily due to a $20.3 million decrease in net interest income and an $18.2 million increase in noninterest expense. This was partially offset by a $14.0 million increase in noninterest income, a $9.0 million decrease in the provision for income taxes and a $5.8 million decrease in the Provision.

Our return on average total assets was 0.99% for the nine months ended September 30, 2024, a decrease of two basis points from the same period in 2023, and our return on average total stockholders’ equity was 9.37% for the nine months ended September 30, 2024, a decrease of 135 basis points for the same period in 2023. Our return on average tangible assets was 1.03% for the nine months ended September 30, 2024, a decrease of three basis points from the same period in 2023, and our return on average tangible stockholders’ equity was 15.43% for the nine months ended September 30, 2024, a decrease of 325 basis points from the same period in 2023, primarily due to an increase in average tangible equity, which resulted in part from a decrease in net unrealized losses in our investment securities portfolio, and lower net income. Our efficiency ratio was 60.38% for the nine months ended September 30, 2024 compared to 56.86% for the same period in 2023.

Our results for the nine months ended September 30, 2024 were highlighted by the following:

●	Net interest income was $464.0 million for the nine months ended September 30, 2024, a decrease of $20.3 million or 4% as compared to the same period in 2023. Our net interest margin was 2.93% for the nine months ended September 30, 2024, a decrease of three basis points as compared to the same period in 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio, partially offset by higher earning asset yields driven by higher yields in our loan and lease portfolio and higher average balances on our interest-bearing deposits in other banks.

●	The Provision was $15.5 million for the nine months ended September 30, 2024, a decrease of $5.8 million or 27% as compared to the same period in 2023. The decrease was primarily due to decreases in the provision for construction loans and home equity lines and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by increases in the provision for residential mortgage loans, consumer loans and commercial and industrial loans. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $156.4 million for the nine months ended September 30, 2024, an increase of $14.0 million or 10% as compared to the same period in 2023. The increase in noninterest income was primarily due to a $5.0 million increase in other service charges and fees, a $3.9 million increase in other noninterest income, a $2.1 million increase in credit and debit card fees, a $1.9 million increase in BOLI income and a $1.1 million increase in service charges on deposit accounts.

●	Noninterest expense was $377.0 million for the nine months ended September 30, 2024, an increase of $18.2 million or 5% as compared to the same period in 2023. The increase in noninterest expense was primarily due to a $7.1 million increase in equipment expense, a $6.7 million increase in salaries and employee benefits expense, a $3.7 million increase in regulatory assessment and fees, a $3.5 million increase in other noninterest expense and a $1.8 million increase in card rewards program expense, partially offset by a $3.8 million decrease in contracted services and professional fees and a $0.8 million decrease in occupancy expense.

For the nine months ended September 30, 2024, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 13.03% as of September 30, 2024, an increase of 64 basis points from December 31, 2023. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2024, partially offset by the dividends declared and paid to the Company’s stockholders.

●	Total loans and leases were $14.2 billion as of September 30, 2024, a decrease of $112.1 million or 1% from December 31, 2023. The decrease in total loans and leases was primarily due to decreases in residential real estate loans, consumer loans, commercial real estate loans and commercial and industrial loans, partially offset by increases in construction loans and lease financing.

●	The ACL was $163.7 million as of September 30, 2024, an increase of $7.2 million or 5% from December 31, 2023. The ratio of our ACL to total loans and leases outstanding was 1.15% as of September 30, 2024, an increase of six basis points compared to December 31, 2023.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.9 billion as of September 30, 2024, a decrease of $387.1 million or 6% from December 31, 2023. Maturities and payments on investment securities were used to fund loan originations and offset the decline in deposits and borrowings.

●	Total deposits were $20.2 billion as of September 30, 2024, a decrease of $1.1 billion or 5% from December 31, 2023. The decrease in total deposits was primarily due to a $783.5 million decrease in demand deposit balances, a $549.1 million decrease in savings deposit balances and a $53.9 million decrease in time deposit balances, partially offset by a $281.5 million increase in money market deposit balances.

●	Total borrowings consisted of $250.0 million of short-term borrowings as September 30, 2024, a decrease of $250.0 million or 50% from December 31, 2023. During the third quarter of 2024, $500.0 million of Federal Home Loan Bank (“FHLB”) advances matured and a new $250.0 million short-term FHLB advance was issued. For information with respect to the financial terms of such advances, see “Analysis of Financial Condition – Short-term Borrowings.”

●	Total stockholders’ equity was $2.6 billion as of September 30, 2024, an increase of $162.0 million or 7% from December 31, 2023. The increase in stockholders’ equity was primarily due to earnings for the period of $177.6 million and other comprehensive income, net of tax, of $77.6 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $99.7 million during the nine months ended September 30, 2024.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2024 and 2023, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,020.4	$13.9	5.40%	$608.6	$8.2	5.36%
Available-for-Sale Investment Securities
Taxable	2,062.6	12.8	2.48	2,834.6	18.4	2.59
Non-Taxable	1.5	—	5.06	2.3	—	5.48
Held-to-Maturity Investment Securities
Taxable	3,288.2	13.8	1.67	3,544.1	15.0	1.70
Non-Taxable	602.3	3.7	2.46	604.3	4.1	2.66
Total Investment Securities	5,954.6	30.3	2.03	6,985.3	37.5	2.14
Loans Held for Sale	2.2	—	5.64	0.4	—	6.63
Loans and Leases(1)
Commercial and industrial	2,165.3	38.0	6.98	2,123.5	35.7	6.66
Commercial real estate	4,278.3	71.6	6.67	4,381.8	71.4	6.47
Construction	1,040.7	20.3	7.74	873.7	15.5	7.05
Residential:
Residential mortgage	4,204.5	40.4	3.84	4,316.3	40.1	3.72
Home equity line	1,158.5	13.2	4.52	1,154.0	10.1	3.45
Consumer	1,035.3	18.7	7.19	1,172.8	18.3	6.19
Lease financing	422.2	4.0	3.72	327.3	3.7	4.48
Total Loans and Leases	14,304.8	206.2	5.74	14,349.4	194.8	5.39
Other Earning Assets	46.9	0.7	5.83	116.8	0.8	2.64
Total Earning Assets(2)	21,328.9	251.1	4.69	22,060.5	241.3	4.35
Cash and Due from Banks	242.3			276.0
Other Assets	2,475.5			2,391.4
Total Assets	$24,046.7			$24,727.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,963.1	$23.6	1.57%	$5,982.5	$19.2	1.27%
Money Market	4,179.5	31.9	3.04	3,907.2	24.7	2.51
Time	3,327.3	32.0	3.83	3,362.7	30.8	3.63
Total Interest-Bearing Deposits	13,469.9	87.5	2.58	13,252.4	74.7	2.23
Other Short-Term Borrowings	451.1	5.4	4.76	113.1	1.5	5.17
Long-Term Borrowings	—	—	—	440.2	5.3	4.83
Other Interest-Bearing Liabilities	22.4	0.4	6.97	89.1	1.2	5.17
Total Interest-Bearing Liabilities	13,943.4	93.3	2.66	13,894.8	82.7	2.36
Net Interest Income		$157.8			$158.6
Interest Rate Spread(3)			2.03%			1.99%
Net Interest Margin(4)			2.95%			2.86%
Noninterest-Bearing Demand Deposits	6,897.9			7,959.7
Other Liabilities	616.6			506.0
Stockholders' Equity	2,588.8			2,367.4
Total Liabilities and Stockholders' Equity	$24,046.7			$24,727.9
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended September 30, 2024 and 2023, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended September 30, 2024
	Compared to September 30, 2023
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$5.6	$0.1	$5.7
Available-for-Sale Investment Securities
Taxable	(4.8)	(0.8)	(5.6)
Held-to-Maturity Investment Securities
Taxable	(1.0)	(0.2)	(1.2)
Non-Taxable	—	(0.4)	(0.4)
Total Investment Securities	(5.8)	(1.4)	(7.2)
Loans and Leases
Commercial and industrial	0.7	1.6	2.3
Commercial real estate	(1.8)	2.0	0.2
Construction	3.2	1.6	4.8
Residential:
Residential mortgage	(1.0)	1.3	0.3
Home equity line	—	3.1	3.1
Consumer	(2.3)	2.7	0.4
Lease financing	0.9	(0.6)	0.3
Total Loans and Leases	(0.3)	11.7	11.4
Other Earning Assets	(0.7)	0.6	(0.1)
Total Change in Interest Income	(1.2)	11.0	9.8

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(0.1)	4.5	4.4
Money Market	1.8	5.4	7.2
Time	(0.3)	1.5	1.2
Total Interest-Bearing Deposits	1.4	11.4	12.8
Other Short-term Borrowings	4.0	(0.1)	3.9
Long-term Borrowings	(2.6)	(2.7)	(5.3)
Other Interest-Bearing Liabilities	(1.1)	0.3	(0.8)
Total Change in Interest Expense	1.7	8.9	10.6
Change in Net Interest Income	$(2.9)	$2.1	$(0.8)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $157.8 million for the three months ended September 30, 2024, a decrease of $0.8 million or 1% compared to the same period in 2023. Our net interest margin was 2.95% for the three months ended September 30, 2024, an increase of nine basis points from the same period in 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio. This was partially offset by higher earning asset yields driven by higher yields in our loan and lease portfolio and higher average balances on our interest-bearing deposits in other banks during the three months ended September 30, 2024, compared to the same period in 2023. Deposit funding costs were $87.5 million for the three months ended September 30, 2024, an increase of $12.8 million or 17% compared to the same period in 2023, primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 2.58% for the three months ended September 30, 2024, an increase of 35 basis points compared to the same period in 2023, primarily due to rate increases. For the three months ended September 30, 2024, the average balance of our investment securities portfolio was $6.0 billion, a decrease of $1.0 billion or 15% compared to the same period in 2023, primarily due to payments and maturities, in addition to the sale of securities in late 2023. The yield on our loan and lease portfolio was 5.74% for the three months ended September 30, 2024, an increase of 35 basis points as compared to the same period in 2023, primarily due to higher rates on new loan originations. For the three months ended September 30, 2024, the average balance on our interest-bearing deposits in other banks was $1.0 billion, an increase of $411.8 million or 68% compared to the same period in 2023.

For the nine months ended September 30, 2024 and 2023, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$884.6	$35.9	5.43%	$493.6	$18.8	5.10%
Available-for-Sale Investment Securities
Taxable	2,124.4	41.5	2.61	2,964.0	54.8	2.47
Non-Taxable	1.6	0.1	5.49	13.0	0.5	5.57
Held-to-Maturity Investment Securities
Taxable	3,354.0	42.7	1.70	3,615.0	46.0	1.70
Non-Taxable	602.9	11.7	2.58	608.9	11.9	2.62
Total Investment Securities	6,082.9	96.0	2.10	7,200.9	113.2	2.10
Loans Held for Sale	1.3	0.1	6.11	0.3	—	6.11
Loans and Leases(1)
Commercial and industrial	2,177.2	113.3	6.95	2,193.8	104.3	6.35
Commercial real estate	4,302.4	213.4	6.62	4,224.7	194.6	6.16
Construction	983.6	56.2	7.63	874.0	45.4	6.95
Residential:
Residential mortgage	4,232.6	122.5	3.86	4,312.4	117.6	3.64
Home equity line	1,164.9	37.8	4.34	1,116.4	27.9	3.35
Consumer	1,057.6	54.4	6.87	1,194.1	53.2	5.95
Lease financing	406.8	11.9	3.90	322.9	10.5	4.34
Total Loans and Leases	14,325.1	609.5	5.68	14,238.3	553.5	5.19
Other Earning Assets	58.8	2.5	5.69	107.6	1.3	1.53
Total Earning Assets(2)	21,352.7	744.0	4.65	22,040.7	686.8	4.16
Cash and Due from Banks	242.4			273.3
Other Assets	2,469.1			2,385.8
Total Assets	$24,064.2			$24,699.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,007.6	$70.5	1.57%	$6,144.1	$49.1	1.07%
Money Market	4,067.5	91.3	3.00	3,857.0	58.6	2.03
Time	3,312.3	95.5	3.85	2,921.8	68.3	3.12
Total Interest-Bearing Deposits	13,387.4	257.3	2.57	12,922.9	176.0	1.82
Federal Funds Purchased	—	—	—	23.0	0.8	4.45
Other Short-Term Borrowings	483.6	17.3	4.78	176.5	6.8	5.15
Long-Term Borrowings	—	—	—	349.8	12.5	4.78
Other Interest-Bearing Liabilities	31.1	1.3	5.75	62.1	2.1	4.63
Total Interest-Bearing Liabilities	13,902.1	275.9	2.65	13,534.3	198.2	1.96
Net Interest Income		$468.1			$488.6
Interest Rate Spread(3)			2.00%			2.20%
Net Interest Margin(4)			2.93%			2.96%
Noninterest-Bearing Demand Deposits	7,028.4			8,322.2
Other Liabilities	600.8			506.0
Stockholders' Equity	2,532.9			2,337.3
Total Liabilities and Stockholders' Equity	$24,064.2			$24,699.8
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $4.1 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the nine months ended September 30, 2024 and 2023, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 6
	Nine Months Ended September 30, 2024
	Compared to September 30, 2023
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$15.8	$1.3	$17.1
Available-for-Sale Investment Securities
Taxable	(16.3)	3.0	(13.3)
Non-Taxable	(0.4)	—	(0.4)
Held-to-Maturity Investment Securities
Taxable	(3.3)	—	(3.3)
Non-Taxable	(0.1)	(0.1)	(0.2)
Total Investment Securities	(20.1)	2.9	(17.2)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and industrial	(0.8)	9.8	9.0
Commercial real estate	3.7	15.1	18.8
Construction	6.1	4.7	10.8
Residential:
Residential mortgage	(2.2)	7.1	4.9
Home equity line	1.3	8.6	9.9
Consumer	(6.5)	7.7	1.2
Lease financing	2.5	(1.1)	1.4
Total Loans and Leases	4.1	51.9	56.0
Other Earning Assets	(0.8)	2.0	1.2
Total Change in Interest Income	(0.9)	58.1	57.2

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(1.1)	22.5	21.4
Money Market	3.4	29.3	32.7
Time	9.9	17.3	27.2
Total Interest-Bearing Deposits	12.2	69.1	81.3
Federal Funds Purchased	(0.4)	(0.4)	(0.8)
Other Short-Term Borrowings	11.0	(0.5)	10.5
Long-Term Borrowings	(6.3)	(6.2)	(12.5)
Other Interest-Bearing Liabilities	(1.2)	0.4	(0.8)
Total Change in Interest Expense	15.3	62.4	77.7
Change in Net Interest Income	$(16.2)	$(4.3)	$(20.5)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $468.1 million for the nine months ended September 30, 2024, a decrease of $20.5 million or 4% compared to the same period in 2023. Our net interest margin was 2.93% for the nine months ended September 30, 2024, a decrease of three basis points from the same period in 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was driven by the interest rate environment and was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio. This was partially offset by higher earning asset yields driven by higher yields in our loan and lease portfolio and higher average balances on our interest-bearing deposits in other banks during the nine months ended September 30, 2024. Deposit funding costs were $257.3 million for the nine months ended September 30, 2024, an increase of $81.3 million or 46% compared to the same period in 2023 primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 2.57% for the nine months ended September 30, 2024, an increase of 75 basis points compared to the same period in 2023, primarily due to rate increases. For the nine months ended September 30, 2024, the average balance of our investment securities portfolio was $6.1 billion, a decrease of $1.1 billion or 16% compared to the same period in 2023, primarily due to payments and maturities, in addition to the sale of securities in late 2023. The yield on our loan and lease portfolio was 5.68% for the nine months ended September 30, 2024, an increase of 49 basis points as compared to the same period in 2023 primarily to increased yields from our adjustable-rate loans and higher rates on loans that originated during the period. For the nine months ended September 30, 2024, the average balance on our interest-bearing deposits in other banks was $884.6 million, an increase of $391.0 million or 79% compared to the same period in 2023.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2023 at 7.50% and increased 100 basis points (25 basis points each in February, March, May and July) to end the year at 8.50%.  In September 2024, the prime rate decreased 50 basis points to 8.00%, where it remained as at the end of the third quarter of 2024. Our loan portfolio is also impacted by changes in the SOFR. At September 30, 2024, the one-month and three-month CME Term SOFR interest rates were 4.85% and 4.59%, respectively. At September 30, 2023, the one-month and three-month CME Term SOFR interest rates were 5.32% and 5.40%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2023 at 4.25% to 4.50%, and increased 100 basis points to end the year at 5.25% to 5.50%. As of August 31, 2024, the federal funds rate was in the range of 5.25% to 5.50%. Effective September 19, 2024, the Federal Reserve decreased the federal funds rate to a range of 4.75% to 5.00%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment.

Provision for Credit Losses

The Provision was $7.4 million for the three months ended September 30, 2024, a decrease of $0.1 million or 1% as compared to the same period in 2023. We recorded net charge-offs of loans and leases of $3.9 million and net recoveries of $0.3 million for the three months ended September 30, 2024 and 2023, respectively. This represented net charge-offs of 0.11% and net recoveries of 0.01% of average loans and leases, on an annualized basis, for the three months ended September 30, 2024, and 2023, respectively. The Provision was $15.5 million for the nine months ended September 30, 2024, a decrease of $5.8 million or 27% as compared to the same period in 2023. The decrease was primarily due to decreases in the provision for construction loans and home equity lines and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by increases in the provision for residential mortgage loans, consumer loans and commercial and industrial loans. We recorded net charge-offs of loans and leases of $10.2 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively. This represented net charge-offs of 0.10% and 0.06% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2024 and 2023, respectively. The ACL was $163.7 million as of September 30, 2024, an increase of $7.2 million or 5% from December 31, 2023 and represented 1.15% of total outstanding loans and leases as of September 30, 2024 compared to 1.09% of total outstanding loans and leases as of December 31, 2023. The reserve for unfunded commitments was $33.7 million as of September 30, 2024, compared to $35.6 million as of December 31, 2023. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended September 30, 2024 and 2023 and Table 8 presents the major components of noninterest income for the nine months ended September 30, 2024 and 2023:

Noninterest Income				Table 7
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2024	2023	Change	Change
Service charges on deposit accounts	$7,783	$7,524	$259	3%
Credit and debit card fees	17,533	15,748	1,785	11
Other service charges and fees	11,790	9,546	2,244	24
Trust and investment services income	9,077	9,742	(665)	(7)
Bank-owned life insurance	4,502	1,872	2,630	n/m
Other	2,603	1,665	938	56
Total noninterest income	$53,288	$46,097	$7,191	16%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended September 30, 2024 to the same period in 2023

Noninterest Income				Table 8
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2024	2023	Change	Change
Service charges on deposit accounts	$23,122	$22,001	$1,121	5%
Credit and debit card fees	49,567	47,507	2,060	4
Other service charges and fees	32,730	27,764	4,966	18
Trust and investment services income	28,857	28,804	53	—
Bank-owned life insurance	12,148	10,263	1,885	18
Other	10,003	6,129	3,874	63
Total noninterest income	$156,427	$142,468	$13,959	10%

Total noninterest income was $53.3 million for the three months ended September 30, 2024, an increase of $7.2 million or 16% as compared to the same period in 2023. Total noninterest income was $156.4 million for the nine months ended September 30, 2024, an increase of $14.0 million or 10% as compared to the same period in 2023.

Service charges on deposit accounts were $7.8 million for the three months ended September 30, 2024, an increase of $0.3 million or 3% as compared to the same period in 2023. Service charges on deposit accounts were $23.1 million for the nine months ended September 30, 2024, an increase of $1.1 million or 5% as compared to the same period in 2023. This increase was primarily due to a $2.1 million increase in account analysis service charges, partially offset by a $1.0 million decrease in overdraft and checking account fees.

Credit and debit card fees were $17.5 million for the three months ended September 30, 2024, an increase of $1.8 million or 11% as compared to the same period in 2023. This increase was primarily due to a $1.0 million decrease in network association dues, a $0.8 million increase in debit card interchange fees, a $0.6 million increase in merchant service revenues and a $0.5 million increase in interchange settlement fees, partially offset by a $0.9 million decrease in ATM interchange and surcharge fees. Credit and debit card fees were $49.6 million for the nine months ended September 30, 2024, an increase of $2.1 million or 4% as compared to the same period in 2023. This increase was primarily due to a $2.6 million decrease in network association dues, a $2.4 million increase in debit card interchange fees and a $1.7 million increase in interchange settlement fees. This was partially offset by a $2.8 million decrease in ATM interchange and surcharge fees, a $1.1 million decrease in merchant service revenues and a $0.6 million decrease in rental fees from credit card terminals.

Other service charges and fees were $11.8 million for the three months ended September 30, 2024, an increase of $2.2 million or 24% as compared to the same period in 2023. This increase was primarily due to a $2.1 million increase in fees from annuities and securities. Other service charges and fees were $32.7 million for the nine months ended September 30, 2024, an increase of $5.0 million or 18% as compared to the same period in 2023. This increase was primarily due to a $4.5 million increase in fees from annuities and securities and a $0.3 million increase in insurance income.

Trust and investment services income was $9.1 million for the three months ended September 30, 2024, a decrease of $0.7 million or 7% as compared to the same period in 2023. This decrease was primarily due to a $0.9 million decrease in investment management fees. Trust and investment services income was $28.9 million for the nine months ended September 30, 2024, an increase of $0.1 million as compared to the same period in 2023.

BOLI income was $4.5 million for the three months ended September 30, 2024, an increase of $2.6 million as compared to the same period in 2023. This increase was primarily due to a $2.4 million increase in BOLI earnings and a $0.3 million increase in death benefit proceeds from life insurance policies. BOLI income was $12.1 million for the nine months ended September 30, 2024, an increase of $1.9 million or 18% as compared to the same period in 2023. This increase was primarily due to a $3.3 million increase in BOLI earnings, partially offset by a $1.4 million decrease in death benefit proceeds from life insurance policies.

Other noninterest income was $2.6 million for the three months ended September 30, 2024, an increase of $0.9 million or 56% as compared to the same period in 2023. This increase was primarily due to a $1.5 million tax refund received during the three months ended September 30, 2024, a $0.7 million increase in customer-related interest rate swap fees, a $0.3 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, $0.2 million in insurance proceeds received in the three months ended September 30, 2024, and a $0.2 million increase in net credit card equipment sales. This was partially offset by a $1.2 million increase in net losses recognized in income related to derivative contracts and a $0.9 million decrease in volume-based incentives. Other noninterest income was $10.0 million for the nine months ended September 30, 2024, an increase of $3.9 million or 63% as compared to the same period in 2023. This increase was primarily due to $4.1 million in insurance proceeds received in the nine months ended September 30, 2024 and a $1.5 million tax refund received during the nine months ended September 30, 2024, partially offset by a $1.7 million decrease in volume-based incentives.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended September 30, 2024 and 2023 and Table 10 presents the major components of noninterest expense for the nine months ended September 30, 2024 and 2023:

Noninterest Expense				Table 9
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$59,563	$55,937	$3,626	6%
Contracted services and professional fees	14,634	16,393	(1,759)	(11)
Occupancy	6,945	6,711	234	3
Equipment	13,078	11,826	1,252	11
Regulatory assessment and fees	3,412	4,149	(737)	(18)
Advertising and marketing	1,813	2,289	(476)	(21)
Card rewards program	8,678	8,358	320	4
Other	18,024	13,720	4,304	31
Total noninterest expense	$126,147	$119,383	$6,764	6%

Noninterest Expense				Table 10
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$176,562	$169,873	$6,689	4%
Contracted services and professional fees	46,440	50,204	(3,764)	(7)
Occupancy	21,263	22,047	(784)	(4)
Equipment	39,687	32,562	7,125	22
Regulatory assessment and fees	15,346	11,661	3,685	32
Advertising and marketing	6,190	6,174	16	—
Card rewards program	25,905	24,124	1,781	7
Other	45,653	42,186	3,467	8
Total noninterest expense	$377,046	$358,831	$18,215	5%

Total noninterest expense was $126.1 million for the three months ended September 30, 2024, an increase of $6.8 million or 6% as compared to the same period in 2023. Total noninterest expense was $377.0 million for the nine months ended September 30, 2024, an increase of $18.2 million or 5% as compared to the same period in 2023.

Salaries and employee benefits expense was $59.6 million for the three months ended September 30, 2024, an increase of $3.6 million or 6% as compared to the same period in 2023. This increase was primarily due to a $3.7 million increase in incentive compensation, a $0.7 million increase in retirement plan expenses and a $0.4 million increase in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions, partially offset by a decrease in nonrecurring separation agreements and severance costs. Additionally, these increases were partially offset by a $0.6 million decrease in base salaries and related payroll taxes and a $0.6 million decrease in state unemployment tax expense. Salaries and employee benefits expense was $176.6 million for the nine months ended September 30, 2024, an increase of $6.7 million or 4% as compared to the same period in 2023. This increase was primarily due to a $5.9 million increase in incentive compensation, a $2.0 million decrease in payroll and benefit costs being deferred as loan origination costs, a $1.1 million increase in retirement plan expenses, a $0.7 million increase in group health plan costs and a $0.5 million increase in base salaries and related payroll taxes. This was partially offset by a $1.6 million decrease in other compensation, primarily related to nonrecurring separation agreements and severance costs recorded during the nine months ended September 30, 2023, partially offset by adjustments made to the deferred compensation plan as a result of market conditions. Other decreases included a $0.8 million decrease in employee overtime pay expense and a $0.7 million decrease in state unemployment tax expense.

Contracted services and professional fees were $14.6 million for the three months ended September 30, 2024, a decrease of $1.8 million or 11% as compared to the same period in 2023. This decrease was primarily due to a $1.3 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services and a $0.5 million decrease in audit, legal and consultant fees. Contracted services and professional fees were $46.4 million for the nine months ended September 30, 2024, a decrease of $3.8 million or 7% as compared to the same period in 2023. This decrease was primarily due to a $3.5 million decrease in outside services, primarily attributable to non-technology-related projects, marketing and new customer services and a $0.3 million decrease in audit, legal and consultant fees.

Occupancy expense was $6.9 million for the three months ended September 30, 2024, an increase of $0.2 million or 3% as compared to the same period in 2023. Occupancy expense was $21.3 million for the nine months ended September 30, 2024, a decrease of $0.8 million or 4% as compared to the same period in 2023. This decrease was primarily due to a $0.6 million increase in net sublease rental income and a $0.3 million decrease in building depreciation.

Equipment expense was $13.1 million for the three months ended September 30, 2024, an increase of $1.3 million or 11% as compared to the same period in 2023. This increase was primarily due to a $1.3 million increase in technology-related amortization and licensing and maintenance fees. Equipment expense was $39.7 million for the nine months ended September 30, 2024, an increase of $7.1 million or 22% as compared to the same period in 2023. This increase was primarily due to a $7.0 million increase in technology-related amortization and licensing and maintenance fees.

Regulatory assessment and fees were $3.4 million for the three months ended September 30, 2024, a decrease of $0.7 million or 18% as compared to the same period in 2023. This decrease was primarily due to a decrease in the FDIC insurance assessment. Regulatory assessment and fees were $15.3 million for the nine months ended September 30, 2024, an increase of $3.7 million or 32% as compared to the same period in 2023. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. The Company estimated a related loss of $4.1 million, which was recorded in the first quarter of 2024. This estimate was later adjusted by $0.3 million in the third quarter of 2024 to bring the net loss related to the special assessment to $3.8 million for the nine months ended September 30, 2024.

Advertising and marketing expense was $1.8 million for the three months ended September 30, 2024, a decrease of $0.5 million or 21% as compared to the same period in 2023. This decrease was primarily due to a $0.5 million decrease in advertising costs. Advertising and marketing expense was $6.2 million for the nine months ended September 30, 2024, a minimal change as compared to the same period in 2023.

Card rewards program expense was $8.7 million for the three months ended September 30, 2024, an increase of $0.3 million or 4% as compared to the same period in 2023. Card rewards program expense was $25.9 million for the nine months ended September 30, 2024, an increase of $1.8 million or 7% as compared to the same period in 2023. This increase was primarily due to a $1.3 million increase in credit card cash reward redemptions and a $1.0 million increase in interchange fees paid to our credit card partners, partially offset by a $0.4 million decrease in international transaction fees.

Other noninterest expense was $18.0 million for the three months ended September 30, 2024, an increase of $4.3 million or 31% as compared to the same period in 2023. This increase was primarily due to a $3.8 million increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and a $1.7 million increase in operational losses and other charge-offs, partially offset by a $0.6 million decrease in business privilege tax expense and a $0.4 million decrease in losses incurred due to natural disasters. Other noninterest expense was $45.7 million for the nine months ended September 30, 2024, an increase of $3.5 million or 8% as compared to the same period in 2023. This increase was primarily due to a $3.8 million increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $2.4 million increase in operational losses and other charge-offs and $0.7 million in costs associated with a fund acquired by the Company. This was partially offset by a $1.1 million decrease in business privilege tax expense, a $0.9 million decrease in pension-related expenses, a $0.6 million decrease in losses incurred due to natural disasters and a $0.4 million decrease in other insurance expense.

Provision for Income Taxes

The provision for income taxes was $15.0 million (an effective tax rate of 19.56%) for the three months ended September 30, 2024, compared with a provision for income taxes of $18.1 million (an effective tax rate of 23.76%) for the same period in 2023. The provision for income taxes was $50.2 million (an effective tax rate of 22.04%) for the nine months ended September 30, 2024, compared with a provision for income taxes of $59.2 million (an effective tax rate of 24.00%) for the same period in 2023. The change in the effective tax rate for both the three and nine months ended September 30, 2024 was primarily due to a $3.8 million decrease in the provision for income taxes due to the aforementioned adjustments to certain liabilities assumed as a result of the Reorganization Transactions.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and nine months ended September 30, 2024 and 2023. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income (Loss)				Table 11
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Retail Banking	$57,995	$48,463	$172,359	$127,063
Commercial Banking	34,146	27,896	91,739	72,355
Treasury and Other	(30,649)	(18,138)	(86,465)	(11,937)
Total	$61,492	$58,221	$177,633	$187,481

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

Net income for the Retail Banking segment was $58.0 million for the three months ended September 30, 2024, an increase of $9.5 million or 20% as compared to the same period in 2023. The increase in net income for the Retail Banking segment was primarily due to a $7.3 million increase in net interest income, a $4.9 million decrease in noninterest expense and a $1.8 million increase in noninterest income, partially offset by a $3.3 million increase in the provision for income taxes and a $1.0 million increase in the Provision. The increase in net interest income was primarily due to higher deposit spreads. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment and a decrease in business privilege tax expense, partially offset by an increase in operational losses. The increase in noninterest income was primarily due to an increase in other service charges and fees, partially offset by a decrease in trust and investment services income. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in the Provision was primarily due to higher allocated provision expenses to the Retail Banking segment.

Net income for the Retail Banking segment was $172.4 million for the nine months ended September 30, 2024, an increase of $45.3 million or 36% as compared to the same period in 2023. The increase in net income for the Retail Banking segment was primarily due to a $46.9 million increase in net interest income, a $9.0 million decrease in noninterest expense and a $6.0 million increase in noninterest income, partially offset by a $15.2 million increase in the provision for income taxes and a $1.4 million increase in the Provision. The increase in net interest income was primarily due to higher deposit and loan spreads. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment, partially offset by increases in salaries and benefits expense and regulatory assessment and fees. The increase in noninterest income was primarily due to increases in other service charges and fees, service charges on deposit accounts and net mortgage servicing rights income. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in the Provision was primarily due to higher allocated provision expenses to the Retail Banking segment.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $34.1 million for the three months ended September 30, 2024, an increase of $6.3 million or 22% as compared to the same period in 2023. The increase in net income for the Commercial Banking segment was primarily due to a $3.3 million decrease in noninterest expense, a $2.8 million increase in noninterest income and a $1.3 million increase in net interest income, partially offset by a $1.0 million increase in the provision for income taxes. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment and a decrease in salaries and benefits expense. The increase in noninterest income was primarily due to increases in credit and debit card fees, a tax refund received during the three months ended September 30, 2024, and an increase in customer-related interest rate swap fees, partially offset by a decrease in volume-based incentives. The increase in net interest income was primarily due to higher deposit spreads and average balances, partially offset by lower loan and lease spreads. The increase in the provision for income taxes was primarily due to the increase in pretax income.

Net income for the Commercial Banking segment was $91.7 million for the nine months ended September 30, 2024, an increase of $19.4 million or 27% as compared to the same period in 2023. The increase in net income for the Commercial Banking segment was primarily due to a $9.8 million decrease in noninterest expense, a $9.3 million increase in net interest income, a $2.4 million increase in noninterest income and a $1.3 million decrease in the Provision, partially offset by a $3.5 million increase in the provision for income taxes. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment, partially offset by an increase in card reward expenses. The increase in net interest income was primarily due to higher deposit spreads and average balances, partially offset by lower loan and lease spreads. The increase in noninterest income was primarily due to an increase in credit and debit card fees and a tax refund received during the nine months ended September 30, 2024, partially offset by a decrease in volume-based incentives. The decrease in the Provision was primarily due to lower allocated provision expenses to the Commercial Banking segment. The increase in the provision for income taxes was primarily due to the increase in pretax income.

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

Net loss for the Treasury and Other segment was $30.6 million for the three months ended September 30, 2024, compared to net loss of $18.1 million for the same period in 2023. The increase in net loss for the Treasury and Other segment was primarily due to a $14.9 million increase in noninterest expense and a $9.0 million increase in net interest expense. This was partially offset by a $7.5 million increase in the benefit for income taxes, a $2.6 million increase in noninterest income and a $1.3 million decrease in the Provision. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment, an increase in salaries and benefits expense, an increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and an increase in equipment expense. This was partially offset by a decrease in contracted services and professional fees. The increase in net interest expense was primarily due to an increase in net transfer pricing charges that reside in the Treasury and Other segment and a decrease in interest income from investment securities, partially offset by a decrease in interest expense from public deposits and borrowings and an increase in interest income from interest-bearing deposits in other banks. The increase in the benefit for income taxes was partially due to the adjustments of certain liabilities assumed as a result of the Reorganization Transactions. The increase in noninterest income was primarily due to an increase in BOLI income. The decrease in the Provision was primarily due to the decrease in the provision for unfunded commercial and industrial commitments, partially offset by increases in the provision for home equity line and construction commitments.

Net loss for the Treasury and Other segment was $86.5 million for the nine months ended September 30, 2024, compared to net loss of $11.9 million for the same period in 2023. The increase in net loss was primarily due to a $76.5 million increase in net interest expense and a $37.1 million increase in noninterest expense. This was partially offset by a $27.7 million increase in the benefit for income taxes, a negative Provision of $1.9 million for the nine months ended September 30, 2024, compared to a Provision of $3.9 million for the nine months ended September 30, 2023, and a $5.5 million increase in noninterest income. The increase in net interest expense was primarily due to an increase in net transfer pricing charges that reside in the Treasury and Other segment and a decrease in interest income from investment securities, partially offset by a decrease in interest expense from public deposits and borrowings and an increase in interest income from interest-bearing deposits in other banks. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment, an increase in equipment expense, an increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and increases in salaries and benefits expense and regulatory assessment and fees. This was partially offset by a decrease in contracted services and professional fees. The increase in the benefit for income taxes was partially due to the adjustments of certain liabilities assumed as a result of the Reorganization Transactions. The decrease in the Provision was primarily due to the decreases in the provision for unfunded commercial and industrial and construction commitments. The increase in noninterest income was primarily due to insurance proceeds received in the nine months ended September 30, 2024 and an increase in BOLI income.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of September 30, 2024 and December 31, 2023, cash and cash equivalents were $1.1 billion and $1.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.1 billion and $3.9 billion as of September 30, 2024, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.3 billion and $4.0 billion as of December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of September 30, 2024, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.3 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.5 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of September 30, 2024, we have borrowing capacity of $2.9 billion from the FHLB and $3.1 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $18.8 billion and $19.5 billion as of September 30, 2024 and December 31, 2023, respectively, which represented 93% and 91% of our total deposits as of September 30, 2024 and December 31, 2023, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

We typically have contractual obligations representing required future payments on certificates of deposits, borrowings, noncancelable operating leases, postretirement benefit contributions, purchase obligations and funding commitments on low-income housing tax credit investments. Our short-term borrowings decreased from $500.0 million as of December 31, 2023 to $250.0 million as of September 30, 2024. See “ – Short-term Borrowings” for further details. Other than this change, there have been no material changes to the cash requirements from our current and long-term contractual obligations previously reported as of December 31, 2023. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next 12 months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $112.3 million and $80.7 million as of September 30, 2024 and December 31, 2023, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.3 billion as of both September 30, 2024 and December 31, 2023. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2024, there was a $0.6 million pending repurchase request of a residential mortgage loan, however there were no completed repurchases.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2024, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2024.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2024, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2024, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of September 30, 2024 and December 31, 2023:

Investment Securities		Table 12
	September 30,	December 31,
(dollars in thousands)	2024	2023
U.S. Treasury and government agency debt securities	$13,197	$32,503
Government-sponsored enterprises debt securities	19,847	19,592
Mortgage-backed securities:
Residential - Government agency	9,367	10,182
Residential - Government-sponsored enterprises	723,591	783,297
Commercial - Government agency	216,010	218,674
Commercial - Government-sponsored enterprises	69,067	86,431
Commercial - Non-agency	22,069	21,683
Collateralized mortgage obligations:
Government agency	434,141	471,150
Government-sponsored enterprises	339,726	363,970
Collateralized loan obligations	208,944	247,854
Total available-for-sale securities	$2,055,959	$2,255,336

Government agency debt securities	$50,424	$52,051
Mortgage-backed securities:
Residential - Government agency	41,584	43,885
Residential - Government-sponsored enterprises	94,039	99,379
Commercial - Government agency	30,960	30,795
Commercial - Government-sponsored enterprises	1,118,670	1,129,738
Collateralized mortgage obligations:
Government agency	928,546	989,130
Government-sponsored enterprises	1,534,983	1,642,274
Debt securities issued by states and political subdivisions	54,491	54,197
Total held-to-maturity securities	$3,853,697	$4,041,449

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of September 30, 2024:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of September 30, 2024
Available-for-sale securities
U.S. Treasury and government agency debt securities	$13.3	0.99%	$—	—%	$—	—%	$—	—%	$13.3	0.99%	$13.2
Government-sponsored enterprises debt securities	20.0	3.33	—	—	—	—	—	—	20.0	3.33	19.9
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	10.4	2.83	—	—	10.4	2.83	9.4
Residential - Government-sponsored enterprises(2)	—	—	807.6	1.33	—	—	—	—	807.6	1.33	723.6
Commercial - Government agency(2)	3.0	3.11	225.6	1.90	32.2	1.78	—	—	260.8	1.90	216.0
Commercial - Government-sponsored enterprises(2)	12.8	3.23	59.3	1.17	1.5	5.30	—	—	73.6	1.62	69.1
Commercial - Non-agency	—	—	—	—	—	—	22.0	6.98	22.0	6.98	22.1
Collateralized mortgage obligations(2):
Government agency	9.0	2.07	305.4	1.75	173.5	1.91	—	—	487.9	1.81	434.1
Government-sponsored enterprises	4.7	1.43	259.2	1.43	122.7	1.76	—	—	386.6	1.54	339.7
Collateralized loan obligations	—	—	9.3	6.23	132.0	6.43	67.3	6.72	208.6	6.52	208.9
Total available-for-sale securities as of September 30, 2024	$62.8	2.48%	$1,666.4	1.52%	$472.3	3.16%	$89.3	6.79%	$2,290.8	2.09%	$2,056.0
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$—	—%	$50.4	1.57%	$50.4	1.57%	$47.0
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	41.6	2.13	—	—	41.6	2.13	36.9
Residential - Government-sponsored enterprises	—	—	—	—	87.0	1.56	7.0	1.88	94.0	1.58	84.3
Commercial - Government agency	—	—	6.3	1.68	24.7	2.04	—	—	31.0	1.96	24.0
Commercial - Government-sponsored enterprises	—	—	368.3	1.56	393.5	1.94	356.9	2.57	1,118.7	2.01	1,021.2
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	873.5	1.39	55.0	1.30	928.5	1.39	833.7
Government-sponsored enterprises	—	—	200.0	1.56	1,316.1	1.50	18.9	2.31	1,535.0	1.51	1,377.3
Debt securities issued by state and political subdivisions	—	—	—	—	22.2	2.13	32.3	2.37	54.5	2.27	50.7
Total held-to-maturity securities as of September 30, 2024	$—	—%	$574.6	1.56%	$2,758.6	1.55%	$520.5	2.31%	$3,853.7	1.65%	$3,475.1
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.9 billion as of September 30, 2024, a decrease of $387.1 million or 6% compared to December 31, 2023. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of September 30, 2024, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.2 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.3 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $208.9 million in collateralized loan obligations, $83.5 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $54.5 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.7 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. Gross unrealized losses in our investment securities portfolio were $614.1 million and $770.2 million as of September 30, 2024 and December 31, 2023, respectively. The decrease in unrealized loss was primarily due to lower market interest rates as of September 30, 2024, relative to December 31, 2023, resulting in a higher valuation. Additionally, the decrease in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2024, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of September 30, 2024, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of September 30, 2024 and December 31, 2023, we held $21.3 million and $32.6 million in FHLB stock, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of September 30, 2024 and December 31, 2023:

Loans and Leases		Table 14
	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,110,077	$2,165,349
Commercial real estate	4,265,289	4,340,243
Construction	1,056,249	900,292
Residential:
Residential mortgage	4,187,060	4,283,315
Home equity line	1,159,823	1,174,588
Total residential	5,346,883	5,457,903
Consumer	1,030,044	1,109,901
Lease financing	432,828	379,809
Total loans and leases	$14,241,370	$14,353,497

Total loans and leases were $14.2 billion as of September 30, 2024, a nominal decrease of 1% from December 31, 2023. The decrease in total loans and leases was primarily due to decreases in residential real estate loans, consumer loans,  commercial real estate loans and commercial and industrial loans, partially offset by increases in construction loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.1 billion as of September 30, 2024, a decrease of $55.3 million or 3% from December 31, 2023.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner-occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.3 billion as of September 30, 2024, a decrease of $75.0 million or 2% from December 31, 2023.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following completion of the construction phase, if a loan is retained by the Bank, the loan is converted to the commercial real estate or residential real estate classes of loans. Construction loans were $1.1 billion as of September 30, 2024, an increase of $156.0 million or 17% from December 31, 2023. The increase in construction loans was primarily due to draws on existing lines during the nine months ended September 30, 2024.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. Since our transition from the London Interbank Offered Rate (“LIBOR”) in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, Alt-A loans or any product with negative amortization. Residential real estate loans were $5.3 billion as of September 30, 2024, a decrease of $111.0 million or 2% from December 31, 2023.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of September 30, 2024, a decrease of $79.9 million or 7% from December 31, 2023. This decrease was primarily due to runoffs in the indirect automobile loan portfolio during the nine months ended September 30, 2024.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $432.8 million as of September 30, 2024, an increase of $53.0 million or 14% from December 31, 2023. The increase was primarily due to the closing of several large lease transactions during the nine months ended September 30, 2024.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to SOFR, Prime and Bloomberg Short-Term Bank Yield Index (“BSBY”), hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of September 30, 2024 by rate type:

Loans and Leases by Rate Type										Table 15
	September 30, 2024
	Adjustable Rate
								Hybrid	Fixed
(dollars in thousands)	Treasury	LIBOR(1)	BSBY	Prime	SOFR(2)	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$—	$29,336	$280,555	$767,142	$745,814	$1,822,847	$20,454	$266,776	$2,110,077
Commercial real estate	—	—	43,884	468,861	2,334,634	953,323	3,800,702	120,302	344,285	4,265,289
Construction	3	—	28,619	117,847	773,873	16,311	936,653	3,458	116,138	1,056,249
Residential:
Residential mortgage	5,672	79,003	—	8,795	134,201	72,231	299,902	563,058	3,324,100	4,187,060
Home equity line	—	—	—	661	—	—	661	922,518	236,644	1,159,823
Total residential	5,672	79,003	—	9,456	134,201	72,231	300,563	1,485,576	3,560,744	5,346,883
Consumer	990	—	—	335,023	50	1,059	337,122	777	692,145	1,030,044
Lease financing	—	—	—	—	—	—	—	—	432,828	432,828
Total loans and leases	$6,665	$79,003	$101,839	$1,211,742	$4,009,900	$1,788,738	$7,197,887	$1,630,567	$5,412,916	$14,241,370

% by rate type at September 30, 2024	1%	1%	1%	8%	28%	12%	51%	11%	38%	100%

(1)Represents ARMs that will adjust to SOFR at the next rate reset.

(2)Includes $3.2 billion in CME Term SOFR loans.

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2024 and December 31, 2023:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$819,899	$1,174,015	$101,064	$15,099	$2,110,077
Commercial real estate	2,341,773	1,557,466	366,050	—	4,265,289
Construction	415,808	581,690	58,751	—	1,056,249
Residential:
Residential mortgage	4,037,266	2,644	147,150	—	4,187,060
Home equity line	1,116,387	259	43,177	—	1,159,823
Total residential	5,153,653	2,903	190,327	—	5,346,883
Consumer	681,590	37,180	308,398	2,876	1,030,044
Lease financing	224,284	192,580	15,964	—	432,828
Total Loans and Leases	$9,637,007	$3,545,834	$1,040,554	$17,975	$14,241,370
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$862,698	$1,179,343	$97,416	$25,892	$2,165,349
Commercial real estate	2,353,847	1,599,984	386,412	—	4,340,243
Construction	392,328	459,314	48,650	—	900,292
Residential:
Residential mortgage	4,134,062	2,682	146,571	—	4,283,315
Home equity line	1,130,999	313	43,276	—	1,174,588
Total residential	5,265,061	2,995	189,847	—	5,457,903
Consumer	761,328	38,577	307,358	2,638	1,109,901
Lease financing	171,629	193,740	14,440	—	379,809
Total Loans and Leases	$9,806,891	$3,473,953	$1,044,123	$28,530	$14,353,497
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of September 30, 2024:

Maturities for Loan and Lease Portfolio(1)					Table 18
	September 30, 2024
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$817,090	$987,435	$240,093	$65,459	$2,110,077
Commercial real estate	979,052	1,963,310	1,296,839	26,088	4,265,289
Construction	497,957	419,272	111,714	27,306	1,056,249
Residential:
Residential mortgage	15,181	43,564	423,781	3,704,534	4,187,060
Home equity line	21,707	102,005	119,478	916,633	1,159,823
Total residential	36,888	145,569	543,259	4,621,167	5,346,883
Consumer	170,596	706,659	152,789	—	1,030,044
Lease financing	16,017	192,564	123,572	100,675	432,828
Total Loans and Leases	$2,517,600	$4,414,809	$2,468,266	$4,840,695	$14,241,370

Total of loans and leases with:
Adjustable interest rates	$2,345,192	$3,201,027	$1,417,693	$233,975	$7,197,887
Hybrid interest rates	50,885	151,538	113,302	1,314,842	1,630,567
Fixed interest rates	121,523	1,062,244	937,271	3,291,878	5,412,916
Total Loans and Leases	$2,517,600	$4,414,809	$2,468,266	$4,840,695	$14,241,370
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2024 and December 31, 2023:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2024	2023
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$934	$970
Commercial real estate	152	2,953
Total Commercial Loans	1,086	3,923
Residential Loans:
Residential mortgage	9,103	7,620
Home equity line	7,645	7,052
Total Residential Loans	16,748	14,672
Total Non-Accrual Loans and Leases	17,834	18,595
Total Non-Performing Assets	$17,834	$18,595

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$529	$494
Commercial real estate	568	300
Total Commercial Loans	1,097	794
Residential mortgage	931	—
Consumer	2,515	2,702
Total Accruing Loans and Leases Past Due 90 Days or More	$4,543	$3,496

Total Loans and Leases	$14,241,370	$14,353,497

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.13%	0.13%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.13%	0.13%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.16%	0.15%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2024 and 2023:

Non-Performing Assets		Table 20
	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Balance at beginning of period	$18,595	$11,996
Additions	8,311	8,025
Reductions
Payments	(6,234)	(2,745)
Return to accrual status	(1,834)	(2,289)
Sales of other real estate owned	(75)	(91)
Charge-offs/write-downs	(929)	(273)
Total Reductions	(9,072)	(5,398)
Balance at end of period	$17,834	$14,623

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

Total NPAs were $17.8 million as of September 30, 2024, a decrease of $0.8 million or 4% from December 31, 2023. The ratio of our NPAs to total loans and leases and OREO was 0.13% as of both September 30, 2024 and December 31, 2023. The decrease in NPAs during the nine months ended September 30, 2024, was primarily due to a decrease in commercial real estate non-accrual loans of $2.8 million, partially offset by increases in residential mortgage non-accrual loans of $1.5 million and home equity line non-accrual loans of $0.6 million.

As of September 30, 2024, commercial real estate non-accrual loans were $0.2 million, a decrease of $2.8 million or 95% from December 31, 2023. This decrease was primarily due to payments totaling $2.5 million and charge-offs of $0.4 million, partially offset by additions of $0.1 million.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2024, residential mortgage non-accrual loans were $9.1 million, an increase of $1.5 million or 19% from December 31, 2023. This increase was primarily due to additions of $3.8 million, partially offset by payments of $1.7 million and returns to accrual status of $0.6 million. As of September 30, 2024, our residential mortgage non-accrual loans were comprised of 37 loans with a weighted average current LTV ratio of 39%.

As of September 30, 2024, home equity line non-accrual loans were $7.6 million, an increase of $0.6 million or 8% from December 31, 2023. This increase was primarily due to additions totaling $3.4 million, partially offset by payments of $1.5 million and returns to accrual status of $1.3 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of September 30, 2024 and December 31, 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.5 million as of September 30, 2024, an increase of $1.0 million or 30% from December 31, 2023. This increase was primarily due to increases in residential mortgage loans of $0.9 million and commercial real estate loans of $0.3 million, partially offset by a decrease in consumer loans of $0.2 million, that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$193,930	$184,780	$192,138	$177,735
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(1,178)	(784)	(2,764)	(2,572)
Commercial real estate	(400)	—	(400)	—
Total Commercial Loans	(1,578)	(784)	(3,164)	(2,572)
Residential Loans:
Residential mortgage	—	—	—	(122)
Home equity line	—	—	—	(272)
Total Residential Loans	—	—	—	(394)
Consumer	(4,192)	(3,665)	(13,228)	(12,963)
Total Loans and Leases Charged-Off	(5,770)	(4,449)	(16,392)	(15,929)
Recoveries on Loans and Leases Previously Charged-Off
Commercial and industrial	160	2,637	621	3,175
Residential Loans:
Residential mortgage	31	53	89	110
Home equity line	86	303	242	539
Total Residential Loans	117	356	331	649
Consumer	1,560	1,746	5,199	5,640
Total Recoveries on Loans and Leases Previously Charged-Off	1,837	4,739	6,151	9,464
Net Loans and Leases (Charged-Off) Recovered	(3,933)	290	(10,241)	(6,465)
Provision for Credit Losses	7,400	7,500	15,500	21,300
Balance at End of Period	$197,397	$192,570	$197,397	$192,570
Components:
Allowance for Credit Losses	$163,700	$154,795	$163,700	$154,795
Reserve for Unfunded Commitments	33,697	37,775	33,697	37,775
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$197,397	$192,570	$197,397	$192,570
Average Loans and Leases Outstanding	$14,304,806	$14,349,402	$14,325,065	$14,238,309
Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding(1)	0.11%	(0.01)%	0.10%	0.06%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.15%	1.08%	1.15%	1.08%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	9.18x	10.59x	9.18x	10.59x
(1)	Annualized for the three and nine months ended September 30, 2024 and 2023.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2024 and December 31, 2023:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	September 30, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$13,225	0.63%	14.82%
Commercial real estate	44,013	1.03	29.95
Construction	9,812	0.93	7.42
Lease financing	2,290	0.53	3.04
Total commercial	69,340	0.88	55.23
Residential mortgage	42,896	1.02	29.40
Home equity line	10,537	0.91	8.14
Total residential	53,433	1.00	37.54
Consumer	40,927	3.97	7.23
Total	$163,700	1.15%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,956	0.69%	15.09%
Commercial real estate	43,944	1.01	30.24
Construction	10,392	1.15	6.27
Lease financing	1,754	0.46	2.65
Total commercial	71,046	0.91	54.25
Residential mortgage	36,880	0.86	29.84
Home equity line	11,728	1.00	8.18
Total residential	48,608	0.89	38.02
Consumer	36,879	3.32	7.73
Total	$156,533	1.09%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and nine months ended September 30, 2024 and 2023:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial and industrial	0.19%	(0.35)%	0.13%	(0.04)%
Commercial real estate	0.04	—	0.01	—
Construction	—	—	—	—
Lease financing	—	—	—	—
Total commercial	0.07	(0.10)	0.04	(0.01)
Residential mortgage	—	—	—	—
Home equity line	(0.03)	(0.10)	(0.03)	(0.03)
Total residential	(0.01)	(0.03)	(0.01)	(0.01)
Consumer	1.01	0.65	1.01	0.82
Total loans and leases	0.11%	(0.01)%	0.10%	0.06%
(1)	Annualized for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the ACL was $163.7 million or 1.15% of total loans and leases outstanding, compared with an ACL of $156.5 million or 1.09% of total loans and leases outstanding as of December 31, 2023. The reserve for unfunded commitments was $33.7 million as of September 30, 2024, compared to $35.6 million as of December 31, 2023.

Net charge-offs of loans and leases were $3.9 million or 0.11% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2024, compared to net recoveries of loans and leases of $0.3 million or 0.01% for the three months ended September 30, 2023. Net charge-offs in our commercial lending portfolio were $1.4 million for the three months ended September 30, 2024, compared to net recoveries of $1.9 million for the three months ended September 30, 2023. Net recoveries in our residential lending portfolio were $0.1 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Net charge-offs in our consumer lending portfolio were $2.6 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $10.2 million or 0.10% of total average loans and leases on an annualized basis, for the nine months ended September 30, 2024, compared to $6.5 million or 0.06% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2023. Net charge-offs in our commercial lending portfolio were $2.5 million for the nine months ended September 30, 2024, compared to net recoveries of $0.6 million for the nine months ended September 30, 2023. Net recoveries in our residential lending portfolio were $0.3 million for both the nine months ended September 30, 2024 and 2023. Net charge-offs in our consumer lending portfolio were $8.0 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of September 30, 2024 and December 31, 2023. Furthermore, as of September 30, 2024, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both September 30, 2024 and December 31, 2023. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and nine months ended September 30, 2024. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $860.4 million as of September 30, 2024, an increase of $14.7 million or 2% from December 31, 2023. The increase in other assets was primarily due to increases of $33.7 million in low-income housing tax credit (“LIHTC”) investments, $14.7 million in accounts receivable and suspense accounts and $13.0 million in prepaid assets. This was partially offset by decreases of $34.5 million in municipal advances and $11.3 million in FHLB stock.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2024 and December 31, 2023:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2024	2023
U.S.:
Demand	$6,006,013	$6,609,483
Savings	5,430,112	5,986,066
Money Market	3,729,837	3,583,191
Time	2,985,792	3,162,658
Foreign(1):
Demand	794,015	974,079
Savings	465,917	459,018
Money Market	399,544	264,662
Time	416,472	293,500
Total Deposits(2)	$20,227,702	$21,332,657
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.0 billion as of September 30, 2024, a decrease of $778.4 million or 44% compared to December 31, 2023.

Total deposits were $20.2 billion as of September 30, 2024, a decrease of $1.1 billion or 5% from December 31, 2023. The decrease in deposit balances stemmed primarily from a $788.8 million decrease in non-public demand deposit balances, a $647.6 million decrease in public time deposit balances, a $330.5 million decrease in non-public savings deposit balances and a $218.6 million decrease in public savings deposit balances. These decreases were partially offset by a $593.7 million increase in non-public time deposit balances, a $199.0 million increase in non-public money market deposit balances and a $82.5 million increase in public money market deposit balances.

As of September 30, 2024 and December 31, 2023, the amount of deposits that exceeded FDIC insurance limits were estimated to be $9.9 billion, or 49% of total deposits, and $10.8 billion, or 51% of total deposits, respectively. At September 30, 2024 and December 31, 2023, the Company had $1.0 billion and $1.8 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of September 30, 2024 and December 31, 2023, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $8.9 billion, or 44% of total deposits, and $9.1 billion, or 42% of total deposits, respectively. As of September 30, 2024 and December 31, 2023, deposit accounts above $250,000 were estimated to be $11.6 billion and $12.6 billion, respectively. As of September 30, 2024 and December 31, 2023, deposit balances over $250,000 in corporate operating accounts were estimated to be $1.9 billion and $2.3 billion, respectively.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of September 30, 2024:

Uninsured Time Deposits	Table 26
(dollars in thousands)	September 30, 2024
Three months or less	$574,364
Over three through six months	543,627
Over six through twelve months	158,396
Over twelve months	20,890
Total(1)	$1,297,277
(1)	Includes $257.0 million in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of September 30, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% maturing in September 2025. As of December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% that matured in September 2024.

As of September 30, 2024 and December 31, 2023, the Company had a remaining line of credit of $2.9 billion and $2.5 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both September 30, 2024 and December 31, 2023.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $91.2 million as of September 30, 2024, a nominal decrease from December 31, 2023. This decrease was primarily due to payments of $6.2 million, offset by net periodic benefit costs for the nine months ended September 30, 2024 of $4.7 million.

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

As of September 30, 2024, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. Our regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since September 30, 2024 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 13.03% as of September 30, 2024, an increase of 64 basis points from December 31, 2023. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2024, partially offset by the dividends declared and paid to the Company’s stockholders.

Regulatory Capital		Table 27
	September 30,	December 31,
(dollars in thousands)	2024	2023
Stockholders' Equity	$2,648,034	$2,486,066
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(452,658)	(530,210)
Common Equity Tier 1 Capital and Tier 1 Capital	$2,105,200	$2,020,784
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	197,397	192,138
Total Capital	$2,302,597	$2,212,922
Risk-Weighted Assets	$16,162,037	$16,308,345

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.03%	12.39%
Tier 1 Capital Ratio	13.03%	12.39%
Total Capital Ratio	14.25%	13.57%
Tier 1 Leverage Ratio	9.14%	8.64%

Total stockholders’ equity was $2.6 billion as of September 30, 2024, an increase of $162.0 million or 7% from December 31, 2023. The increase in stockholders’ equity was primarily due to earnings for the period of $177.6 million and other comprehensive income, net of tax, of $77.6 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $99.7 million during the nine months ended September 30, 2024.

In January 2024, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2024. The Company did not repurchase any common stock outstanding under this stock repurchase program during the nine months ended September 30, 2024 and, as a result, $40.0 million remained of the $40.0 million total repurchase amount authorized under the stock repurchase program for 2024 as of September 30, 2024. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend will be paid on November 29, 2024 to shareholders of record at the close of business on November 18, 2024.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2024, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

Risk Governance and Quantitative and Qualitative Disclosures About Market Risk

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management and operational risk. See “Analysis of Financial Condition — Liquidity and Capital Resources” and “— Capital” sections of this MD&A for further discussions of liquidity risk management and capital management, respectively.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $393,000 at September 30, 2024. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the twelve months subsequent to September 30, 2024 and December 31, 2023, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2024 and December 31, 2023 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	September 30, 2024	December 31, 2023
Gradual Change in Interest Rates (basis points)
+200	2.2%	3.8%
+100	1.1	1.9
+50	0.6	1.0
(50)	(0.6)	(1.0)
(100)	(1.2)	(2.1)

Immediate Change in Interest Rates (basis points)
+200	5.5%	7.3%
+100	2.8	3.6
+50	1.5	1.8
(50)	(1.5)	(2.0)
(100)	(3.2)	(4.0)

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

Under the static balance sheet forecast as of September 30, 2024, our net interest income sensitivity profile is slightly lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2023. The sensitivity outcome described above is primarily due to the impact of changes in deposit mix from December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Date: November 4, 2024		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer