Form 10-K
period 2024-12-31
FIRST HAWAIIAN, INC.
filed 2025-02-28
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $2.6 billion, based on the closing sale price of $20.76 as reported on the NASDAQ Global Select Market.

As of February 14, 2025, there were 126,422,898 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Hawaiian, Inc. Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed within 120 days of First Hawaiian, Inc.’s fiscal year ended December 31, 2024.

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

FHI is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. As of December 31, 2024, FHB is the largest full-service bank headquartered in Hawaii as measured by assets, loans and net income. As of December 31, 2024, we had $23.8 billion of assets, $14.4 billion of gross loans and leases and $2.6 billion of stockholders’ equity. We generated $230.1 million of net income or diluted earnings per share of $1.79 for the year ended December 31, 2024.

Through the Bank, we operate a network of 48 branches in Hawaii (44 branches), Guam (3 branches) and Saipan (1 branch). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

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

Human Capital Resources

As of December 31, 2024, we had over 2,000 employees, which included full time employees, part time employees and temporary employees, primarily located in our key markets of Hawaii, Guam and Saipan. As of December 31, 2024, the average tenure of employees at our Company is 11.8 years.

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

Committed to Equal Opportunity

By promoting a workforce that we believe is reflective of our customers and communities, we believe that we may better understand the financial needs of our customers and provide them with relevant financial service products. First Hawaiian Bank is an equal opportunity and affirmative action employer, committed to provide equal employment opportunities to all employees and applicants for employment in accordance with applicable federal, state and local laws.

As of the date of this report, the FHI Board of Directors includes four women, representing 40% of directors, and seven ethnically diverse individuals, representing 70% of directors. As of December 31, 2024, 62% of our employees were women, 57% of all management positions were held by women, and 87% of our workforce were ethnically diverse.

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

Regulatory Agencies

FHI is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHC Act”) and has elected to be treated as a financial holding company under the BHC Act. Consequently, FHI and its subsidiaries are subject to the supervision, regulation, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The BHC Act provides generally for “umbrella” regulation of bank holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, authorizes the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, that is engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “— Permissible Activities under the BHC Act”. For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions (“IDIs”) must be well-capitalized and well-managed, as described below under “— Prompt Corrective Action Framework”, and must have received at least a “Satisfactory” rating on such institution’s most recent performance evaluation under the Community Reinvestment Act (the “CRA”), as described below under “—Community Reinvestment Act of 1977”. The bank holding company itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the well-capitalized and well-managed prerequisites for financial holding company status, the BHC Act imposes restrictions on new financial activities or acquisitions not otherwise permissible for bank holding companies, and the Federal Reserve may place additional limitations on the company’s ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of the bank holding company or its affiliates.  In addition, the non-compliant bank holding company must enter into a confidential agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company. In addition, if any IDI subsidiary of a financial holding company fails to maintain a CRA rating of at least “Satisfactory,” the financial holding company will be subject to restrictions on certain new activities and acquisitions.

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

Bank holding companies that qualify and elect to be treated as “financial holding companies,” like us, may engage in, or acquire and retain the shares of a company engaged in, a broad range of additional activities that are (i) financial in nature, as determined by the Federal Reserve in consultation with the Secretary of the Treasury, (ii) incidental to such financial activities, or (iii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and brokerage and making merchant banking investments.

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

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of bank holding companies, banks and other FDIC-insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the applicant’s financial condition and future prospects, including current and projected capital ratios and levels, the managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with applicable laws, including fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. Failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, the federal bank regulators will consider the extent to which a proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

In addition, under applicable laws, the Company may not be permitted to acquire any bank in Hawaii because it controls more than 30% of the total amount of deposits in the Hawaii market. As a result, any further growth in the Hawaii market will most likely have to occur organically rather than by acquisition.

Dividends and Repurchases

FHI is a legal entity separate and distinct from the Bank and its subsidiaries. Virtually all of FHI’s income comes from dividends from the Bank, which is also the primary source of FHI’s liquidity and funds to pay dividends on its equity and, if FHI were to incur debt in the future, interest and principal on its debt. There are statutory and regulatory limitations on the payment of dividends by the Bank to FHI, as well as by FHI to its stockholders. Limitations on the Company’s ability to receive dividends from the Bank could have a material adverse effect on its liquidity and ability to pay dividends on its common stock or interest and principal on its debt, and ability to fund purchases of its common stock.

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

Payment of Dividends by the Bank. In addition to the restrictions discussed above, the Bank is subject to limitations under Hawaii law regarding the amount of dividends that it may pay to the Parent. In general, under Hawaii law, dividends from a bank may not exceed the bank’s retained earnings provided that the bank will, after the dividend, have the minimum paid-in common stock and additional paid-in capital required under Hawaii law, which, for a bank which has trust operations, is $6.5 million. Hawaii law also effectively restricts a bank from paying a dividend, or the amount of the dividend, unless that bank’s common stock and additional paid-in capital is $6.5 million multiplied by 133%, or $8.6 million. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. Under Hawaii banking law, for example, paying “excessive dividends” in relation to a bank’s capital position, earnings capacity and asset quality could be deemed to be an unsafe and unsound banking practice. Under the Hawaii Business Corporation Act, a dividend or other distribution may not be made if a bank would not be able to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities and the amounts that would be needed to satisfy shareholders with preferential rights of distribution. In addition, under the Federal Deposit Insurance Act of 1950 (“FDIA”), an IDI may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “— Prompt Corrective Action Framework” below.

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

Transactions with Affiliates and Insiders

Certain “covered transactions” between the Bank and its subsidiaries, on the one hand, and the Company or any other affiliate of the Bank, on the other hand, are regulated under federal banking law. The Federal Reserve Act generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party and imposes quantitative limits, collateral requirements and qualitative requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates. The statute defines “covered transactions” to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, and credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

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

Source of Strength

Federal Reserve regulations and the FDIA require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, FHI is expected to commit resources to support the Bank, including at times when FHI may not be in a financial position to provide such resources, and it may not be in its, or its stockholders’ or creditors’, best interests to do so. In addition, any capital loans FHI makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of FHI’s bankruptcy, any commitment by FHI to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

On July 27, 2023, the federal banking regulators proposed revisions to the Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to FHI or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The Federal Reserve has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal.

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

To be deemed “well capitalized,” an IDI must not be subject to any order or written agreement or directive requiring a specific capital level and must maintain the following minimum capital ratios:

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

As of December 31, 2024, the Bank met all capital ratio requirements to be well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 12.71%, total capital ratio of 13.90% and Tier 1 leverage ratio of 9.08%, in each case calculated under the Capital Rules.

The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as FHI, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company meets all capital ratio requirements to be well-capitalized under the Federal Reserve’s regulations, and, although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized. As of December 31, 2024, the Company’s CET1 capital ratio and Tier 1 capital ratio were each 12.80%, its total capital ratio was 13.99%, and its Tier 1 leverage ratio was 9.14%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal bank regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If a depository institution fails to submit an acceptable capital restoration plan or fails to implement an approved plan, it is treated as if it is “significantly undercapitalized.” An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions are also generally prohibited from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the institution is or would thereafter become undercapitalized. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, orders to elect new boards of directors, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are generally subject to appointment of a receiver or conservator.

Brokered Deposits

The FDIA prohibits an IDI from accepting brokered deposits, unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. Under FDIC regulations governing brokered deposits and interest rate restrictions, a depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any such deposit that, at the time any such deposit is accepted, is (i) in excess of 75 basis points over certain national rates described in the FDIC’s regulations, or (ii) 90% of the highest interest rate paid on a particular deposit product in the depository institution’s local market area if the institution provides notice to the FDIC and evidence of such local interest rate. The FDIA imposes no such restrictions on a bank that is well capitalized.

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

On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. As of September 30, 2024, the FDIC’s total loss estimate was $24.1 billion, of which $18.9 billion will be recovered through the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.

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

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern the Company’s relationship with its customers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding “unfair, deceptive or abusive” acts and practices. These and other federal and state laws require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in significant reputational harm as well as failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or the Company’s prohibition from engaging in such transactions even if approval is not required.

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

In October 2024, the CFPB issued a final rule requiring providers of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. For banks with at least $10 billion and less than $250 billion in total assets, compliance with the rule is required by April 1, 2027.

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

On December 12, 2024, the CFPB finalized a rule that significantly reforms the regulatory framework governing overdraft practices applicable to banks that have more than $10 billion in assets, which will become effective on October 1, 2025. The rule modifies or eliminates several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. The rule also generally requires banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements. These changes to the regulatory framework could result in FHB, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees.

The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or results of operations.

Community Reinvestment Act of 1977

Under the Community Reinvestment Act (“CRA”), the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which include low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess the Bank’s CRA performance in the areas of lending, investments and services. FHB’s CRA performance could, among other things, result in the denial or delay in certain corporate applications filed by the Parent or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. FHB received a rating of “Outstanding” in its most recently completed CRA performance evaluation.

In October 2023, the OCC, the Federal Reserve and the FDIC jointly issued a final rule to modernize the federal bank regulators’ regulations implementing the CRA. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is currently enjoined as to the plaintiff trade associations while a federal court considers a lawsuit challenging the rule.

Financial Privacy and Cybersecurity

The federal bank regulators have adopted rules under the Gramm-Leach-Bliley Act of 1999 limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to design their risk management processes to address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyberattack. The Bank has adopted an information security program that has been approved by its board of directors and reviewed by its regulators.

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

In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking, organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020 and the Colorado Privacy Act and Virginia Consumer Data Protection Act were enacted in 2021. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

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

In August 2024, Financial Crimes Enforcement Network (“FinCEN”), which drafts and enforces regulations implementing the BSA and other anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers. Compliance with these requirements is required beginning on January 1, 2026.

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

Office of Foreign Assets Control (“OFAC”) Regulation

The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed significant penalties, including cease and desist orders and civil money penalties against institutions found to be violating these sanctions.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. NASDAQ’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. The Company’s clawback policy adopted in accordance with these listing standards is incorporated by reference to this annual report on Form 10-K as Exhibit 97.1.

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2024, the SEC finalized a rule requiring public issuers to provide certain climate-related disclosures in their SEC filings beginning in 2026 with respect to fiscal year 2025 for large accelerated filers like us. The rule is currently stayed by the SEC pending the completion of judicial review of litigation challenging the rule.

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

Market Risks

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.
•	Inflationary pressures could pose a risk to the economy and the financial performance of the Bank.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.
•	Our business is subject to risk arising from conditions in the commercial real estate market.
•	Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.
•	Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•	The value of the investment securities we own may decline in the future.

Credit Risks

•	Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.
•	We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Liquidity Risks

•	Loss of deposits could increase our funding costs.
•	Our liquidity is dependent on dividends from First Hawaiian Bank.

Operational Risks

•	Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•	We may not be able to attract and retain key personnel and other skilled employees.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•	The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.
•	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•	The development and use of AI present risks and challenges that may adversely impact our business.
•	Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.
•	We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•	Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•	We are subject to a variety of risks in connection with any sale of loans we may conduct.
•	Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
•	We depend on the accuracy and completeness of information about customers and counterparties.
•	Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.
•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Strategic Risks

•	Geographic concentration in our existing markets may unfavorably impact our operations.
•	We operate in a highly competitive industry and market area.
•	New lines of business, products, product enhancements or services may subject us to additional risks.
•	We have dealer-centric automotive finance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
•	We continually encounter technological change.

Legal, Regulatory and Compliance Risks

•	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
•	Fee revenues from overdraft protection programs constitute a portion of our noninterest income and may be subject to increased supervisory scrutiny.
•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.
•	We may not pay dividends on our common stock in the future.
•	Rulemaking changes implemented by the CFPB have in the past resulted and may in the future result in higher regulatory and compliance costs that may adversely affect our results of operations.
•	Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
•	Increases in FDIC insurance premiums may adversely affect our earnings.
•	Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
•	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•	Differences in regulation can affect our ability to compete effectively.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•	We may be subject to litigation risk pertaining to our fiduciary responsibilities.

Other Risks Affecting Our Business

•	Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.
•	Climate change could have a material negative impact on us and our customers.
•	We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

Risks Related to Our Common Stock

•	Our stock price may be volatile, and you could lose part or all of your investment as a result.
•	Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.
•	Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Market Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.

We provide banking and financial services to customers primarily in Hawaii, Guam and Saipan. Our financial performance generally, and the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans in particular, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate. Economic conditions in our markets depend mainly on tourism, U.S. military and defense products and services, real estate, government and other service-based industries. In addition, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. Declines in the economic conditions in these markets, tourism, fluctuations in the strength of currencies such as the U.S. dollar and the Japanese yen, the inability of the Hawaii economy to absorb continuing construction expansion, increases in levels of underemployment, increases in energy costs, and other inflationary conditions, high interest rates, the availability of affordable air transportation, supply chain disruptions, pandemics or other widespread health emergency (or concerns over the possibility of such an emergency), real or threatened acts of war or terrorism, adverse weather, natural disasters, such as wildfires, and local or national budget issues, among other factors, may impact consumer and corporate spending. As a result, these events may contribute to a deterioration in Hawaii’s general economic condition, which, as a result of our geographic concentration, could adversely impact us and our borrowers.

Commercial lending represents approximately 56% of our total loan and lease portfolio as of December 31, 2024, and we generally make loans to small to mid-sized businesses whose financial performance depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and consequently, adversely affect our financial condition and performance.

The U.S. military has a major presence in Hawaii and Guam and, as a result, is an important aspect of the economies in which we operate. The funding of the U.S. military occurs as part of the overall U.S. government budget and appropriation process which is driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact legislation such as appropriations bills. Cuts to defense and other security spending could have an adverse impact on the economy in our markets. The recent change in U.S. presidential administration contributes to uncertainty concerning the future direction and spending of the U.S. government.

Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, inflation, interest rate volatility, high unemployment, natural disasters or a combination of these or other factors. Evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate.

In addition, federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, Fitch lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

Inflationary pressure could pose a risk to the economy and the financial performance of the Bank.

In recent periods, there have been significant changes in inflationary conditions due to, among other factors, global supply chain disruptions, changes in the labor market and geopolitical tensions. Higher commodity prices, labor shortages and supply chain disruptions, including those resulting from Russia’s ongoing invasion of Ukraine and the conflict in the Middle East, are also contributing to inflationary pressures, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers. Volatility and uncertainty related to inflation and the effects of inflation may enhance or contribute to some of the risks of our business.  Higher cost could reduce our profit margins. Aggressive action by monetary authorities to combat inflation could lead to higher rates which could negatively affect economic growth. Higher rates could make less creditworthy customers less able to meet their payment obligations. Higher rates could also lead to reduced valuations on long duration financial assets and real estate and impact the value of collateral pledged for loans. Finally, higher rates could result in deposit outflows or higher deposit costs. These inflationary pressures could adversely impact our business, financial position and results of operations.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2024, our real estate loans represented approximately $10.7 billion, or 74% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans, including home equity loans (representing 37% of our total loan and lease portfolio) and commercial and construction loans (representing 37% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

In addition, nearly all residential mortgage loans and home equity lines of credit and loans outstanding are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, wildfires, earthquakes and tsunamis, like the May 2023 super typhoon that struck Guam and August 2023 Maui wildfires. Finally, declines in real property values in the areas in which we operate, particularly Hawaii, whether as a result of these or other factors, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally. Additionally, such declines in real property values could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. Our failure to mitigate these risks effectively could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risk arising from conditions in the commercial real estate market.

As of December 31, 2024, our commercial real estate loans represented approximately $4.5 billion or 31% of our total loan and lease portfolio. Commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate markets have been particularly impacted by the economic disruption in recent years resulting from the COVID-19 pandemic and a reduced demand for office space driven by the implications of hybrid work arrangements. Accordingly, federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 39% of our outstanding dealer flooring commitments as of December 31, 2024. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

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

Interest rates in the United States fell dramatically during the first quarter of 2020 and remained low through 2021, which adversely affected our net interest income. The Federal Reserve raised benchmark interest rates throughout 2022 and 2023 and held them at a high level in 2024 until it decreased the benchmark rate by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024. The Federal Reserve may further raise or lower interest rates, or maintain them at elevated levels by recent historical standards,  in response to economic conditions, particularly inflationary pressures and unemployment statistics. When interest rates rise, such as during 2022 and 2023, we can generally be expected to earn higher net interest income. However, higher interest rates can also lead to fewer originations of loans, less liquidity in the financial markets, and higher funding costs, each of which could adversely affect our revenues, liquidity and capital levels. Higher interest rates can also negatively affect the payment performance on loans that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing us to incur losses and increased operational costs related to servicing a higher volume of delinquent loans. When interest rates decline, such as during the end of 2024, we have experienced, and could in the future experience, fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets.

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

As of December 31, 2024, we had $7.0 billion of noninterest-bearing demand deposits and $13.3 billion of interest-bearing deposits. If market conditions were to change, including as a result of monetary policy or the competitive environment, in a manner that caused us to offer higher interest rates on core deposit accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these deposits, our deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

The value of the investment securities we own may decline in the future.

As of December 31, 2024, we owned investment securities with a carrying value of $5.7 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available-for-sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to recognize losses in future periods, which could adversely affect our business, results of operations or financial condition. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

Although our management has established an ACL it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing ACL might occur. Losses in excess of the existing ACL will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our ACL was adequate as of December 31, 2024, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2024, we had $20.3 billion in deposits. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations. For example, we could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding the financial services industry generally, a subset of financial institutions, or the Company specifically. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. Further, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly. Any such withdrawals could result in higher funding costs for us as we lose a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect our liquidity, financial condition, and results of operations.

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

As the parent company of Hawaii’s oldest and largest bank, we rely in part on our bank’s reputation for superior financial services to retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services and could impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Events that result in damage to our reputation may also increase our litigation risk, increase regulatory scrutiny and have other consequences that we may not be able to predict. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this Form 10-K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations, any litigation that may arise from any failure or perceived failure on our part to comply with legal and regulatory requirements and ESG matters, including climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. In particular, there has been an increased focus by stakeholders on topics related to corporate approaches to climate and diversity matters. Due to divergent stakeholder views on these  matters, we face increased risks that any action or lack thereof concerning these matters will be perceived negatively by some of our stakeholders, which could harm our reputation. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “First Hawaiian Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Competition for qualified employees and personnel in the financial services and banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the communities served by our branch network. A substantial number of our employees have considerable tenure with the Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes will occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. The cost of hiring, incentivizing and retaining skilled personnel may continue to increase, which may be exacerbated by government policies including immigration policy and which could have a material adverse effect on our business, financial condition or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including any restrictions that may in the future be adopted by U.S. regulatory agencies, including the Federal Reserve and FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure, loss or misuse of our information or our clients’ information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. In recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potentially fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. Like other U.S. financial services companies, we have been and expect to continue to be the target of attempted electronic fraudulent activity, security breaches and cybersecurity-related attacks. Consistent with industry trends, we may face an increasing number of attempted cyberattacks as we expand our mobile and other internet-based products and services, and we provide more of these services to a greater number of individual customers. The increased use of mobile and cloud technologies and the increased connectivity of third parties and electronic devices to our systems can heighten these and other operational risks. Further, evolving cyber threats, including as a result of the increased use of artificial intelligence (“AI”) by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely.

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

We and/or our third-party vendors, clients or counterparties have in the past developed or incorporated, and may in the future develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, we are exposed to risks related to the use of AI technologies by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Historically, Hawaii rules provided for nonjudicial, or out-of-court, foreclosures, a process that is less expensive and quicker than going through the court foreclosure process. However, as a result of rule changes, many lenders now forgo nonjudicial foreclosures and file all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Following a joint federal-state settlement regarding foreclosure practices, mortgage servicers implemented programs to assist borrowers with loss mitigation options. Federal and state loss mitigation requirements are now part of our annual audit requirements.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses, fair value measurements, pension and postretirement benefit obligations and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2024, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Strategic Risks

Geographic concentration in our existing markets may unfavorably impact our operations.

A substantial majority of our business is with customers located within Hawaii. Our operations are heavily concentrated in Hawaii, as well as in Guam and Saipan. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. As discussed above, deterioration in economic conditions in Hawaii, Guam and Saipan could have a material adverse effect on our business, financial condition or results of operations.

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

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in automation, AI and robotics, could significantly affect the competition for financial services. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We continue to face increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and/or pay higher wages for new employees, which may result in lower net interest margins and reduced profitability.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Certain of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or implement them as quickly as our competitors do or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or may otherwise result in an increase, potentially a material increase, in our expenses. Failure to successfully keep pace with technological change affecting the financial services industry and/or failure to avoid interruptions, errors and delays could cause us to lose customers or have a material adverse effect on our business, financial condition or results of operations.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors other than insured depositors. FHI is subject to regulation and supervision by the Federal Reserve and the Bank is subject to regulation and supervision by the FDIC, the CFPB and the Hawaii DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the fees we can charge for certain products or transactions, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, in some cases, even if such noncompliance was inadvertent, could result in sanctions by regulatory agencies, civil money penalties, related litigation by private plaintiffs, or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

We expect that our business will remain subject to extensive regulation and supervision and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the United States presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the financial services industry). We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. In addition, we face significant regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, changes in key personnel at the agencies that regulate the Company, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously experienced. New regulations and modifications to existing regulations and supervisory expectations have increased, and may in the future increase, our costs over time, result in decreased revenues and net income, reduce our ability to compete effectively (particularly with non-bank financial institutions that may not be subject to the same laws and regulations), make it less attractive for us to continue providing certain products and services, or require changes to our existing regulatory compliance and risk management structure. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways. Recent political developments, including the new presidential administration in the U.S., have added additional uncertainty with respect to new laws or regulations or changes in the interpretations or enforcement of existing laws or regulations, including potential deregulation in some areas. In addition, litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Fee revenues from overdraft protection programs constitute a portion of our noninterest income and may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to our customers are included in noninterest income. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. On December 12, 2024, the CFPB finalized a rule that significantly reforms the regulatory framework governing overdraft practices applicable to banks such as FHB that have more than $10 billion in assets. The rule will become effective on October 1, 2025. The new rule will likely result in decreased revenue from overdraft transaction fees for FHB. See “Item 1. Business — Supervision and Regulation — Consumer Financial Protection” herein for more information about this rule. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.” In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.

In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any further adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.

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

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have focused heavily on compliance with Bank Secrecy Act and anti-money laundering regulations in recent years. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, significant reputational harm and increased exposure to civil litigation. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations, and, in some cases, governmental authorities have required as part of settlements criminal pleas or other extraordinary terms, including admissions of wrongdoing and the impositions of monitors. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

The content and application of laws and regulations applicable to financial institutions vary according to the size of the institution, the jurisdictions in which the institution is organized and operates and other factors. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of private creditors and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products. Other regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers, as well as advances in automation, could significantly affect competition for financial services. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Severe weather, hurricanes, tsunamis, natural disasters, widespread disease or pandemics or other severe health emergencies, or concerns over the possibility of such an emergency, acts of war or terrorism or other adverse external events could have a significant impact on our business. Additionally, financial markets may be adversely affected by the current or anticipated impact of global wars or military conflicts, terrorism or other geopolitical events. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. For example, extreme weather and natural disasters may lead to population dislocations, adversely affect the livelihood of our customers and/or borrowers or otherwise cause significant economic dislocation in the affected areas. Because Hawaii’s economy is heavily dependent on the tourism industry, which is in turn heavily influenced by the affordability and desirability of air travel, any related safety concerns or limitations  and the prevailing weather patterns in the region, we could be disproportionately affected relative to others in the case of external events such as acts of war or terrorism, severe weather, natural disasters or pandemics or other actual or perceived severe health emergencies, including travel restrictions as a result of actual or perceived health emergencies that impact markets on which we depend. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

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

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate change presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; (iii) legal, regulatory and compliance risks arising from the policy, legal and regulatory changes associated with the transition to a less carbon-dependent economy; and (iv) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our decision to change or continue to maintain our business relationships with customers who operate in carbon-intensive industries, and from negative public opinion related to any of our actions or inaction in response to climate change and our climate change strategy.

For instance, climate change exposes us and our customers to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. As our primary markets are located on islands in the Pacific Ocean, they may be particularly susceptible to certain of these risks or other risks resulting from climate change, including those relating to rising sea levels. Such events and long-term shifts may result in destruction or impairment of properties, disruptions to business operations, or reduced availability or increased price of insurance and may have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks. Furthermore, we would be exposed to a great deal of uncertainty when recovering from such events, including the time it will take to rebuild physically and economically and the amounts of insurance coverage or government assistance available to our affected customers.

Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming. Ongoing legislative or regulatory uncertainties and changes regarding, climate risk management and practices may also subject us to different and potentially conflicting requirements in the various jurisdictions in which we operate. New regulations or guidance, or the attitudes of regulators, shareholders and employees regarding climate change, may affect the activities in which the Company engages and the products that the Company offers. In addition, an increasing perspective that financial institutions, including the Company, play an important role in managing risks related to climate change, including indirectly with respect to their customers, may result in increased pressure on the Company to take additional steps to disclose and manage its climate risks and related lending and other activities. Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on the Company, and the Company expects that climate change-related risks will continue to evolve and increase over time. If our actual or perceived action or inaction in response to these climate change-related risks are, or are perceived to be, ineffective or insufficient, or if we participate in, or decide not to participate in, certain industries or activities perceived to be associated with causing or exacerbating climate change, we could be subject to enforcement and other supervisory or government actions, reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm.

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

BNPP, BWHI and we expect that no U.S. federal income taxes will be imposed on us in connection with the Reorganization Transactions. However, we paid state and local income taxes of approximately $95.4 million in June 2016 (which was partially offset by a federal tax reduction of approximately $33.4 million received through the intercompany settlement of estimated taxes in April 2017) in connection with the Reorganization Transactions (the “Expected Taxes”). BNPP, BWHI and we reported a total tax liability in connection with the Reorganization Transactions of $92.1 million (the “Return Taxes”) in the tax returns of various state and local jurisdictions. Pursuant to the Tax Sharing Agreement, we reimbursed BWHI approximately $2.1 million due to the Return Taxes being lower than the Expected Taxes. Such amount was recorded as an adjustment to additional paid-in capital. We could be subject to higher income tax liabilities in the event that the Internal Revenue Service (the “IRS”) or state and local tax authorities successfully assert that our income tax liabilities in respect of the Reorganization Transactions are higher than the Return Taxes. Under the terms of the Tax Sharing Agreement, BWHI is required to pay us for any such additional taxes on an “after-tax basis” (which means an amount determined by reducing the payment amount by any tax benefits derived by the Company and increasing the payment amount by any tax costs, including additional taxes, incurred by the Company as a result of such additional taxes and/or payments). See “Certain Related Party Transactions” in the Company’s Proxy Statement, which is incorporated herein by reference. If, however, our income tax liabilities with respect to the Reorganization Transactions are higher than the Return Taxes and BWHI fails to satisfy its payment obligations under the Tax Sharing Agreement, we could be liable for significantly higher federal and/or state income tax liabilities. We have not sought and will not seek any rulings from the IRS or state and local tax authorities regarding our expected tax treatment of the Reorganization Transactions.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 14, 2025 we had a total of 126,422,898 shares of common stock outstanding.

We have filed a registration statement to register 6,253,385 shares of our common stock for issuance pursuant to awards granted under the equity incentive and employee stock purchase plans. In April 2021, our stockholders approved an amendment and restatement of the First Hawaiian, Inc. 2016 Non-Employee Director Plan principally to increase the total number of shares of common stock that may be awarded under that plan by 193,941 shares. We have granted awards covering 4,063,680 shares of our common stock under these plans as of December 31, 2024. We may increase the number of shares registered for this purpose from time to time, subject to stockholder approval. Once we register and issue these shares, their holders will be able to sell them in the public market, subject to applicable transfer restrictions.

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

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CISO, our Vice President – Cyber Risk Governance and our Senior Vice President – Enterprise Information Security. The management team is highly experienced in cybersecurity matters.  The CISO has over 20 years of experience in cybersecurity including working at a global bank and leading cybersecurity vendors, and holds Certified Information Systems Security Professional (“CISSP”) and Certified Information Privacy Professional certifications for security and privacy, respectively.  The CISO has a bachelor’s, master’s, and law degrees. The Vice President – Cyber Risk Governance has advanced degrees and certifications related to cybersecurity and over 15 years of experience with the federal government in a similar role. The Senior Vice President – Enterprise Information Security has more than 30 years of experience at the Company and held various information technology and information security risk management roles, including serving as a bank information security officer, and has a bachelor’s degree and security certification.

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

The CISO, Senior Vice President – Enterprise Information Security, and Vice President – Cyber Risk Governance regularly inform the Chief Executive Officer, the Chief Operating Officer, the Chief Risk Officer, the Chief Information Officer, the Chief Technology Officer, the Chief Compliance Officer, and the Chief Audit Officer of all concerns related to cybersecurity risks and incidents, including the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. This aims to ensure that senior management is kept up to date on the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Company’s Board of Directors, ensuring that they have comprehensive information and can provide oversight with respect to critical cybersecurity issues.

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

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 48 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Guam and Saipan as of December 31, 2024. We lease 29 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We believe our current facilities are adequate to meet our needs; however, we have closed and may close branches in certain circumstances.

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

As of February 14, 2025, there were 22 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended December 31, 2024:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
October 1, 2024 through October 31, 2024	-	$-	-	$40,000,000
November 1, 2024 through November 30, 2024	735,063	27.00	732,282	20,222,090
December 1, 2024 through December 31, 2024	741,462	27.28	741,294	-
Total	1,476,525	$27.14	1,473,576
(1)	Includes 2,949 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during three months ended December 31, 2024.
(2)	On January 24, 2024, the Company announced a stock repurchase program for up to $40 million of its outstanding common stock during 2024. On December 31, 2024, the stock repurchase program for 2024 expired with nil remaining of the $40 million repurchase amount authorized. On January 29, 2025, the Company announced a stock repurchase program for up to $100 million of its outstanding common stock during 2025. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of share repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The repurchase program may be suspended, terminated or modified at any time for any reason.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index (“KRX”). The graph assumes that $100 was invested at the closing price on December 31, 2019, in our common stock, the S&P 500 Index and the KRX. The cumulative total return on each investment is as of December 31 of each subsequent five years and assumes reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
First Hawaiian, Inc. Common Stock	$100	$86	$104	$103	$95	$113
S&P 500 Index	100	118	152	125	158	197
KBW Regional Banking Index	100	91	125	116	116	131

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our Bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the actual or perceived soundness of other financial institutions; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including as a result of changes following the recent U.S. election; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and natural disasters and other external events; the potential impact of climate change; our ability to maintain consistent growth, earnings and profitability; the impact of any pandemic, epidemic or health-related crisis; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

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

As of December 31, 2024, we were the largest full-service bank headquartered in Hawaii as measured by assets, loans and leases and net income. As of December 31, 2024, we had $23.8 billion of assets and $14.4 billion of gross loans and leases. We also generated $230.1 million of net income or diluted earnings per share of $1.79 for the year ended December 31, 2024. We operate our business through three operating segments: Retail Banking, Commercial Banking and Treasury and Other. See “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Hawaii Economy

Hawaii’s economy remains relatively resilient in the wake of high consumer prices and the August 2023 wildfires that continue to affect the island of Maui. According to the State of Hawaii Department of Business, Economic Development and Tourism, the statewide seasonally adjusted unemployment rate was 3.0% at December 31, 2024 compared to 2.9% at December 31, 2023. Nationally, the seasonally adjusted unemployment rate was 4.1% at December 31, 2024 compared to 3.7% at December 31, 2023.

Domestic visitor arrivals for the state remain stable, with the average daily domestic passenger counts for the year ended December 31, 2024 relatively similar to the average daily passenger counts during the year ended December 31, 2023, according to the Hawaii Tourism Authority. International visitor arrivals from Japan during the year ended December 31, 2024 have increased significantly as compared to each of the last three years, but the level of arrivals from Japan still remains below pre-pandemic levels due to the weak yen.

The local Oahu housing market has remained relatively stable, but is experiencing some softening as compared to previous years primarily due to home prices continuing to rise and high mortgage interest rates. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 9.1%, while condominium sales decreased by 2.5%, in each case when comparing the twelve months of 2024 with the same period in 2023. When comparing the twelve months of 2024 with the same period in 2022, however, the volume of single-family home sales decreased by 19.6%, while condominium sales decreased by 29.8%. The median price of a single-family home sold on Oahu in the twelve months of 2024 was $1,100,000, an increase of 4.8% from the same period in 2023. The median price of a condominium sold on Oahu in the twelve months of 2024 was $515,000, an increase of 1.3% from the same period in 2023. As of December 31, 2024, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.9 and 5.2 months, respectively.

Effect of Recent Natural Disasters

In early August of 2023, wildfires swept across several areas of Maui, impacting residents in upcountry Maui and devastating the historic town of Lahaina. The outstanding balance of real estate-secured loans in the Maui fire zones totaled approximately $96.8 million as of December 31, 2024. We are working closely with our resident and business borrowers to navigate the post-disaster period and are continuing to closely monitor the impact that the wildfires has had on our customers.

Other Economic Developments

Economic conditions and therefore our results of operations may be impacted by a variety of other factors as well, such as other natural disasters, an economic slowdown or recession, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in foreign currency exchange rates and interest rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors.”

Selected Financial Data:

Our financial highlights for the years indicated are presented in Table 1:

Financial Highlights			Table 1
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Income Statement Data:
Interest income	$980,044	$923,579	$663,220
Interest expense	357,306	287,452	49,671
Net interest income	622,738	636,127	613,549
Provision for credit losses	14,750	26,630	1,392
Net interest income after provision for credit losses	607,988	609,497	612,157
Noninterest income	185,803	200,815	179,525
Noninterest expense	501,189	501,138	440,471
Income before provision for income taxes	292,602	309,174	351,211
Provision for income taxes	62,473	74,191	85,526
Net income	$230,129	$234,983	$265,685
Basic earnings per share	$1.80	$1.84	$2.08
Diluted earnings per share	$1.79	$1.84	$2.08
Basic weighted-average outstanding shares	127,702,573	127,567,547	127,489,889
Diluted weighted-average outstanding shares	128,325,865	127,915,873	127,981,699
Dividends declared per share	$1.04	$1.04	$1.04
Dividend payout ratio	58.10%	56.52%	50.00%
Performance Ratios:
Net interest margin	2.95%	2.92%	2.78%
Efficiency ratio	61.57%	59.48%	55.20%
Return on average total assets	0.96%	0.95%	1.06%
Return on average tangible assets (non-GAAP)(1)	1.00%	0.99%	1.11%
Return on average total stockholders' equity	9.00%	10.01%	11.44%
Return on average tangible stockholders' equity (non-GAAP)(1)	14.74%	17.39%	20.03%
Noninterest expense to average assets	2.09%	2.04%	1.76%

	December 31,
(dollars in thousands, except per share data)	2024	2023
Balance Sheet Data:
Cash and cash equivalents	$1,170,190	$1,739,897
Investment securities available-for-sale	1,926,516	2,255,336
Investment securities held-to-maturity	3,790,650	4,041,449
Loans and leases	14,408,258	14,353,497
Allowance for credit losses for loans and leases	160,393	156,533
Goodwill	995,492	995,492
Total assets	23,828,186	24,926,474
Total deposits	20,322,216	21,332,657
Short-term borrowings	250,000	500,000
Total liabilities	21,210,700	22,440,408
Total stockholders' equity	2,617,486	2,486,066
Book value per share	$20.70	$19.48
Tangible book value per share (non-GAAP)(1)	$12.83	$11.68

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.14%	0.13%
Allowance for credit losses for loans and leases / total loans and leases	1.11%	1.09%
Net charge-offs / average total loans and leases	0.10%	0.09%

	December 31,
Capital Ratios:	2024	2023
Common Equity Tier 1 Capital Ratio	12.80%	12.39%
Tier 1 Capital Ratio	12.80%	12.39%
Total Capital Ratio	13.99%	13.57%
Tier 1 Leverage Ratio	9.14%	8.64%
Total stockholders' equity to total assets	10.98%	9.97%
Tangible stockholders' equity to tangible assets (non-GAAP)(1)	7.10%	6.23%
(1)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation			Table 2
	For the Years Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Income Statement Data:
Noninterest expense	$501,189	$501,138	$440,471

Net income	$230,129	$234,983	$265,685

Average total stockholders' equity	$2,557,215	$2,346,713	$2,321,606
Less: average goodwill	995,492	995,492	995,492
Average tangible stockholders' equity	$1,561,723	$1,351,221	$1,326,114

Average total assets	$23,996,723	$24,625,445	$24,964,422
Less: average goodwill	995,492	995,492	995,492
Average tangible assets	$23,001,231	$23,629,953	$23,968,930

Return on average total stockholders' equity	9.00%	10.01%	11.44%
Return on average tangible stockholders' equity (non-GAAP)	14.74%	17.39%	20.03%

Return on average total assets	0.96%	0.95%	1.06%
Return on average tangible assets (non-GAAP)	1.00%	0.99%	1.11%

Noninterest expense to average assets	2.09%	2.04%	1.76%

	December 31,
(dollars in thousands, except per share data)	2024	2023
Balance Sheet Data:
Total stockholders' equity	$2,617,486	$2,486,066
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,621,994	$1,490,574

Total assets	$23,828,186	$24,926,474
Less: goodwill	995,492	995,492
Tangible assets	$22,832,694	$23,930,982

Shares outstanding	126,422,898	127,618,761

Total stockholders' equity to total assets	10.98%	9.97%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.10%	6.23%

Book value per share	$20.70	$19.48
Tangible book value per share (non-GAAP)	$12.83	$11.68

Financial Highlights

Net income was $230.1 million for the year ended December 31, 2024, a decrease of $4.9 million or 2% as compared to 2023. Basic earnings per share was $1.80 for the year ended December 31, 2024, a decrease of $0.04 or 2% as compared to 2023. Diluted earnings per share was $1.79 for the year ended December 31, 2024, a decrease of $0.05 or 3% as compared to 2023. The decrease in net income was primarily due to a $15.0 million decrease in noninterest income and a $13.4 million decrease in net interest income. This was partially offset by an $11.9 million decrease in the provision for credit losses (the “Provision”) and an $11.7 million decrease in the provision for income taxes.

Net income was $235.0 million for the year ended December 31, 2023, a decrease of $30.7 million or 12% as compared to 2022. Basic and diluted earnings per share were both $1.84 for the year ended December 31, 2023, a decrease of $0.24 or 12% as compared to 2022. The decrease in net income was primarily due to a $60.7 million increase in noninterest expense and a $25.2 million increase in the Provision. This was partially offset by a $22.6 million increase in net interest income, a $21.3 million increase in noninterest income and an $11.3 million decrease in the provision for income taxes.

Our return on average total assets was 0.96% for the year ended December 31, 2024, an increase of one basis point as compared to 2023, and our return on average total stockholders’ equity was 9.00% for the year ended December 31, 2024, a decrease of 101 basis points as compared to 2023. Our return on average tangible assets was 1.00% for the year ended December 31, 2024, an increase of one basis point as compared to 2023, and our return on average tangible stockholders’ equity was 14.74% for the year ended December 31, 2024, a decrease of 265 basis points as compared to 2023, due to an increase in average stockholders’ equity, which resulted in part from a decrease in net unrealized losses in our investment securities portfolio, and lower net income. Our efficiency ratio was 61.57% for the year ended December 31, 2024 as compared to 59.48% in 2023. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 2, GAAP to Non-GAAP Reconciliation.

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

Our results for the December 31, 2024 were highlighted by the following:

●	Net interest income was $622.7 million for the year ended December 31, 2024, a decrease of $13.4 million or 2% as compared to 2023. Our net interest margin was 2.95% for the year ended December 31, 2024, an increase of three basis points as compared to 2023. The decrease in net interest income, on a fully taxable-equivalent basis was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio, partially offset by higher rates on our earning assets driven by higher yields in our loan and lease portfolio, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs.

●	The Provision was $14.8 million for the year ended December 31, 2024, a decrease of $11.9 million as compared to 2023. The decrease in the Provision was primarily due to decreases in the provision for construction loans, commercial real estate loans and home equity lines and the provision for unfunded commercial and industrial, construction, home equity line and commercial real estate commitments. This was partially offset by increases in the provision for consumer loans, commercial and industrial loans and residential mortgage loans. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $185.8 million for the year ended December 31, 2024, a decrease of $15.0 million or 7% as compared to 2023. The decrease was primarily due to a $26.2 million net loss on the sale of investment securities and a $1.0 million decrease in other noninterest income, partially offset by a $8.6 million increase in other services charges and fees, a $2.5 million increase in bank-owned life insurance (“BOLI”) income and a $1.4 million increase in service charges on deposits accounts.

●	Noninterest expense was $501.2 million for the year ended December 31, 2024, an increase of $0.1 million as compared to 2023. The increase in noninterest expense was primarily due to a $9.8 million increase in salaries and employee benefits, a $8.8 million increase in equipment expense and a $2.2 million increase in card rewards program expense. This was partially offset by a $13.0 million decrease in regulatory assessment and fees, a $5.5 million decrease in contracted services and professional fees, a $1.7 million decrease in other noninterest expense and a $0.6 million decrease in occupancy expense.

Our results for the December 31, 2023 were highlighted by the following:

●	Net interest income was $636.1 million for the year ended December 31, 2023, an increase of $22.6 million or 4% as compared to 2022. Our net interest margin was 2.92% for the year ended December 31, 2023, an increase of 14 basis points as compared to 2022. The increase in net interest income was primarily due to higher yields and average balances in our loan and lease portfolio and higher yields on interest-bearing deposits in other banks, primarily attributable to the rising interest rate environment in the period. This was partially offset by higher deposit funding costs and higher borrowing costs.

●	The Provision was $26.6 million for the year ended December 31, 2023, an increase of $25.2 million as compared to 2022. The Provision of $26.6 million for the year ended December 31, 2023, was primarily due to increases in the provision for consumer loans, construction loans, commercial and industrial loans, residential mortgage loans and commercial real estate loans and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by a decrease in the provision for unfunded home equity line commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $200.8 million for the year ended December 31, 2023, an increase of $21.3 million or 12% as compared to 2022. The increase was primarily due to a $14.1 million increase in BOLI income, a $5.5 million increase in other noninterest income, a $2.0 million increase in trust and investment services income, a $0.8 million increase in service charges on deposits accounts and a $0.8 million increase in net gains on the sale of investment securities, partially offset by a $2.1 million decrease in credit and debit card fees.

●	Noninterest expense was $501.1 million for the year ended December 31, 2023, an increase of $60.7 million or 14% as compared to 2022. The increase in noninterest expense was primarily due to a $26.6 million increase in salaries and employee benefits, a $22.5 million increase in regulatory assessment and fees, a $10.6 million increase in equipment expense and a $5.7 million increase in other noninterest expense. This was partially offset by a $3.6 million decrease in contracted services and professional fees and a $1.4 million decrease in occupancy expense.

Balance sheet highlights consisted of the following:

●	Total loans and leases were $14.4 billion as of December 31, 2024, an increase of $54.8 million as compared to December 31, 2023. This increase was primarily due to increases in commercial real estate loans, commercial and industrial loans, lease financing, and construction loans, partially offset by decreases in residential real estate loans and consumer loans.

●	The ACL was $160.4 million as of December 31, 2024, an increase of $3.9 million or 2% from December 31, 2023. The ratio of our ACL to total loans and leases outstanding was 1.11% as of December 31, 2024, an increase of two basis points compared to December 31, 2023. The overall level of the ACL was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.7 billion as of December 31, 2024, a decrease of $579.6 million or 9% from December 31, 2023. The lower balances in investment securities were driven by payments and maturities during the year ended December 31, 2024, which were used to fund loan growth and offset a decline in deposits and borrowings. Additionally, a restructuring of the available-for-sale investment portfolio was conducted in the fourth quarter of 2024, whereby sales and purchases were conducted to improve the return of the investment portfolio.

●	Total deposits were $20.3 billion as of December 31, 2024, a decrease of $1.0 billion or 5% from December 31, 2023. This decrease was primarily due to a $608.4 million decrease in demand deposit balances, a $423.7 million decrease in savings deposit balances and a $157.8 million decrease in time deposit balances, partially offset by a $179.5 million increase in money market deposit balances.

●	Total borrowings consisted of $250.0 million of short-term borrowings as of December 31, 2024, a decrease of $250.0 million or 50% from December 31, 2023. During the third quarter of 2024, $500.0 million of Federal Home Loan Bank (“FHLB”) advances matured and a new $250.0 million short-term FHLB advance was taken. For information with respect to the financial terms of such advances, see “ – Analysis of Financial Condition – Short-term Borrowings.”

●	Total stockholders’ equity was $2.6 billion as of December 31, 2024, an increase of $131.4 million or 5% from December 31, 2023. This increase was primarily due to earnings for the year ended December 31, 2024 of $230.1 million and other comprehensive income, net of tax, of $66.2 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $132.8 million and common stock repurchased of $40.0 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2024, 2023, and 2022, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates									Table 3
	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$900.8	$47.3	5.25%	$512.3	$26.5	5.18%	$867.6	$10.3	1.19%
Available-for-Sale Investment Securities
Taxable	2,090.0	54.2	2.60	2,871.8	73.8	2.57	4,650.1	83.2	1.79
Non-Taxable	1.5	0.1	5.45	10.2	0.6	5.55	180.0	4.9	2.74
Held-to-Maturity Investment Securities
Taxable	3,321.6	56.6	1.70	3,579.0	60.7	1.70	2,728.2	45.5	1.67
Non-Taxable	602.6	15.6	2.58	607.7	15.9	2.61	460.6	12.5	2.71
Total Investment Securities	6,015.7	126.5	2.10	7,068.7	151.0	2.14	8,018.9	146.1	1.82
Loans Held for Sale	1.3	0.1	6.02	0.4	—	6.63	0.6	—	3.14
Loans and Leases(1)
Commercial and industrial	2,172.4	148.6	6.84	2,182.3	141.0	6.46	2,019.5	78.4	3.88
Commercial real estate	4,310.1	282.3	6.55	4,257.9	266.0	6.25	3,895.3	153.2	3.93
Construction	985.4	73.5	7.46	877.7	62.1	7.08	755.0	32.5	4.30
Residential:
Residential mortgage	4,220.2	163.4	3.87	4,308.0	156.4	3.63	4,200.2	145.5	3.46
Home equity line	1,162.9	51.0	4.39	1,131.1	39.3	3.47	965.0	26.5	2.75
Consumer	1,051.5	73.4	6.98	1,178.6	71.5	6.07	1,218.9	65.3	5.35
Lease financing	410.3	16.3	3.98	330.7	14.1	4.26	260.9	9.7	3.69
Total Loans and Leases	14,312.8	808.5	5.65	14,266.3	750.4	5.26	13,314.8	511.1	3.84
Other Earning Assets	53.6	3.1	5.88	104.3	1.3	1.20	70.9	0.6	0.89
Total Earning Assets(2)	21,284.2	985.5	4.63	21,952.0	929.2	4.23	22,272.8	668.1	3.00
Cash and Due from Banks	238.3			265.1			289.0
Other Assets	2,474.2			2,408.3			2,402.6
Total Assets	$23,996.7			$24,625.4			$24,964.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$5,990.7	$91.6	1.53%	$6,124.7	$71.5	1.17%	$6,741.5	$19.2	0.29%
Money Market	4,064.0	117.8	2.90	3,869.1	86.1	2.22	4,068.8	16.6	0.41
Time	3,324.8	126.3	3.80	3,040.0	100.6	3.31	1,826.7	13.4	0.73
Total Interest-Bearing Deposits	13,379.5	335.7	2.51	13,033.8	258.2	1.98	12,637.0	49.2	0.39
Federal Funds Purchased	—	—	—	17.2	0.8	4.45	11.5	0.5	4.08
Other Short-Term Borrowings	424.9	20.0	4.70	261.9	13.0	4.98	—	—	—
Long-Term Borrowings	—	—	—	261.6	12.5	4.78	—	—	—
Other Interest-Bearing Liabilities	29.6	1.6	5.39	57.1	3.0	5.15	—	—	—
Total Interest-Bearing Liabilities	13,834.0	357.3	2.58	13,631.6	287.5	2.11	12,648.5	49.7	0.39
Net Interest Income		$628.2			$641.7			$618.4
Interest Rate Spread(3)			2.05%			2.12%			2.61%
Net Interest Margin(4)			2.95%			2.92%			2.78%
Noninterest-Bearing Demand Deposits	6,994.5			8,126.4			9,421.5
Other Liabilities	611.0			520.7			572.8
Stockholders' Equity	2,557.2			2,346.7			2,321.6
Total Liabilities and Stockholders' Equity	$23,996.7			$24,625.4			$24,964.4
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $5.4 million, $5.6 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income						Table 4
	Year Ended December 31, 2024			Year Ended December 31, 2023
	Compared to December 31, 2023			Compared to December 31, 2022
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$20.4	$0.4	$20.8	$(5.8)	$22.0	$16.2
Available-for-Sale Investment Securities
Taxable	(20.4)	0.8	(19.6)	(38.3)	28.9	(9.4)
Non-Taxable	(0.5)	—	(0.5)	(6.9)	2.6	(4.3)
Held-to-Maturity Investment Securities
Taxable	(4.1)	—	(4.1)	14.4	0.8	15.2
Non-Taxable	(0.1)	(0.2)	(0.3)	3.9	(0.5)	3.4
Total Investment Securities	(25.1)	0.6	(24.5)	(26.9)	31.8	4.9
Loans Held for Sale	0.1	—	0.1	—	—	—
Loans and Leases
Commercial and industrial	(0.7)	8.3	7.6	6.8	55.8	62.6
Commercial real estate	3.3	13.0	16.3	15.4	97.4	112.8
Construction	7.9	3.5	11.4	5.9	23.7	29.6
Residential:
Residential mortgage	(3.2)	10.2	7.0	3.7	7.2	10.9
Home equity line	1.1	10.6	11.7	5.1	7.7	12.8
Consumer	(8.2)	10.1	1.9	(2.3)	8.5	6.2
Lease financing	3.2	(1.0)	2.2	2.8	1.6	4.4
Total Loans and Leases	3.4	54.7	58.1	37.4	201.9	239.3
Other Earning Assets	(0.9)	2.7	1.8	0.4	0.3	0.7
Total Change in Interest Income	(2.1)	58.4	56.3	5.1	256.0	261.1

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(1.6)	21.7	20.1	(1.9)	54.2	52.3
Money Market	4.5	27.2	31.7	(0.9)	70.4	69.5
Time	10.0	15.7	25.7	13.8	73.4	87.2
Total Interest-Bearing Deposits	12.9	64.6	77.5	11.0	198.0	209.0
Federal Funds Purchased	(0.4)	(0.4)	(0.8)	0.2	0.1	0.3
Other Short-Term Borrowings	7.7	(0.7)	7.0	13.0	—	13.0
Long-Term Borrowings	(6.3)	(6.2)	(12.5)	12.5	—	12.5
Other Interest-Bearing Liabilities	(1.5)	0.1	(1.4)	3.0	—	3.0
Total Change in Interest Expense	12.4	57.4	69.8	39.7	198.1	237.8
Change in Net Interest Income	$(14.5)	$1.0	$(13.5)	$(34.6)	$57.9	$23.3
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $628.2 million for the year ended December 31, 2024, a decrease of $13.5 million or 2% as compared to 2023. Our net interest margin was 2.95% for the year ended December 31, 2024, an increase of three basis points as compared to 2023. The decrease in net interest income, on a fully taxable-equivalent basis, was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio. This was partially offset by higher rates on our earning assets driven by higher yields in our loan and lease portfolio, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs. Deposit funding costs were $335.7 million for the year ended December 31, 2024, an increase of $77.5 million or 30% compared to 2023, primarily due to an increase in interest rates. Rates paid on our interest-bearing deposits were 251 basis points for the year ended December 31, 2024, an increase of 53 basis points compared to 2023, primarily due to rate increases. For the year ended December 31, 2024, average balances on our investment securities portfolio was $6.0 billion, a decrease of $1.1 billion or 15% compared to 2023, primarily due to payments, maturities and restructuring of securities during the period. Yields on our loans and leases were 5.65% for the year ended December 31, 2024, an increase of 39 basis points as compared to 2023, driven by higher average yields on our adjustable-rate loans, runoff of lower fixed-rate loans and higher rates on new loan originations during the period. For the year ended December 31, 2024, the average balance of our interest-bearing deposits in other banks was $900.8 million, an increase of $388.5 million or 76% compared to the same period in 2023. Total borrowing costs were $20.0 million for the year ended December 31, 2024, a decrease of $6.3 million or 24% compared to 2023. During the third quarter of 2024, $500.0 million of FHLB advances matured and a new $250.0 million short-term FHLB advance was taken.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2022 at 3.25% and increased a total of 425 basis points (25 basis points in March, 50 basis points in May, 75 basis points in each month of June, July, September and November, and 50 basis points in December) to end the year at 7.50%. During 2023, the prime rate increased 100 basis points (25 basis points each in February, March, May and July) to end the year at 8.50%. In 2024, the prime rate decreased 100 basis points (50 basis points in September, and 25 basis points in both November and December) to end the year at 7.50%. Our loan portfolio is also impacted by changes in the SOFR. At December 31, 2024, the one-month and three-month CME Term SOFR interest rates were 4.33% and 4.31%, respectively. At December 31, 2023, the one-month and three-month CME Term SOFR interest rates were 5.35% and 5.33%, respectively. At December 31, 2022, the one-month and three-month CME Term SOFR interest rates were 4.36% and 4.59%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2022 at 0.00% to 0.25%, and increased a total of 425 basis points to end the year at 4.25% to 4.50%. During 2023, the federal funds rate increased 100 basis points to end the year at 5.25% to 5.50%. In 2024, the federal funds rate decreased 100 basis points to end the year at 4.25% to 4.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment.

Provision for Credit Losses

The Provision was $14.8 million for the year ended December 31, 2024 compared to a Provision of $26.6 million in 2023. For the year ended December 31, 2024, the Provision included $17.5 million in provision for credit losses for loans and leases, compared to $24.9 million in provision for credit losses for loans and leases in 2023, and a negative $2.8 million in provision for credit losses for the reserve for unfunded commitments, compared to $1.8 million in provision for credit losses for the reserve for unfunded commitments in 2023. The Provision of $14.8 million was primarily due to decreases in the provision for construction loans, commercial real estate loans and home equity lines and the provision for unfunded commercial and industrial, construction, home equity line and commercial real estate commitments. This was partially offset by increases in the provision for consumer loans, commercial and industrial loans and residential mortgage loans. We recorded net charge-offs of $13.6 million and $12.2 million for the years ended December 31, 2024 and 2023, respectively. This represented net charge-offs of 0.10% and 0.09% of total average loans and leases for the years ended December 31, 2024 and 2023, respectively. The ACL was $160.4 million and $156.5 million as of December 31, 2024 and 2023, respectively, and represented 1.11% of total outstanding loans and leases as of December 31, 2024, compared to 1.09% of total outstanding loans and leases as of December 31, 2023. The reserve for unfunded commitments was $32.8 million as of December 31, 2024, compared to $35.6 million as of December 31, 2023. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the years ended December 31, 2024, 2023 and 2022:

Noninterest Income									Table 5
	Year Ended December 31,			Change			Change
(dollars in thousands)	2024	2023	2022	2024	vs.	2023	2023	vs.	2022
Service charges on deposit accounts	$31,090	$29,647	$28,809	$1,443		5%	$838		3%
Credit and debit card fees	64,401	63,888	66,028	513		1	(2,140)		(3)
Other service charges and fees	45,862	37,299	37,036	8,563		23	263		1
Trust and investment services income	38,306	38,449	36,465	(143)		—	1,984		5
Bank-owned life insurance	17,861	15,326	1,248	2,535		17	14,078		n/m
Investment securities (losses) gains, net	(26,171)	792	—	(26,963)		n/m	792		n/m
Other	14,454	15,414	9,939	(960)		(6)	5,475		55
Total noninterest income	$185,803	$200,815	$179,525	$(15,012)		(7)%	$21,290		12%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2024 to the same period in 2023 and from the year ended December 31, 2023 to the same period in 2022.

Total noninterest income was $185.8 million for the year ended December 31, 2024, a decrease of $15.0 million or 7% as compared to 2023. Total noninterest income was $200.8 million for the year ended December 31, 2023, an increase of $21.3 million or 12% as compared to 2022.

Service charges on deposit accounts were $31.1 million for the year ended December 31, 2024, an increase of $1.4 million or 5% as compared to 2023. This increase was primarily due to a $2.6 million increase in account analysis service charges, partially offset by a $1.2 million decrease in overdraft and checking account fees. Service charges on deposit accounts were $29.6 million for the year ended December 31, 2023, an increase of $0.8 million or 3% as compared to 2022. This increase was primarily due to a $0.9 million increase in dormant account fees, a $0.7 million increase in account analysis service charges and a $0.6 million increase in overdraft and checking account fees, partially offset by a $1.1 million decrease in checking account service fees.

Credit and debit card fees were $64.4 million for the year ended December 31, 2024, an increase of $0.5 million or 1% as compared to 2023. This increase was primarily due to a $2.6 million increase in debit card interchange fees, a $1.9 million decrease in network association dues and a $1.4 million increase in interchange settlement fees, partially offset by a $3.2 million decrease in ATM interchange and surcharge fees, a $1.3 million decrease in merchant service revenues and a $0.6 million decrease in rental fees from credit card terminals. Credit and debit card fees were $63.9 million for the year ended December 31, 2023, a decrease of $2.1 million or 3% as compared to 2022. This decrease was primarily due to a $3.1 million increase in network association dues, a $2.1 million decrease in merchant service revenues and a $1.0 million decrease in ATM interchange and surcharge fees, partially offset by a $3.1 million increase in interchange settlement fees and a $1.0 million increase in debit card interchange fees.

Other service charges and fees were $45.9 million for the year ended December 31, 2024, an increase of $8.6 million or 23% as compared to 2023. This increase was primarily due to a $6.9 million increase in fees from annuities and securities, a $0.3 million increase in safe deposit box rental fees, a $0.3 million increase in miscellaneous service fees, a $0.3 million increase in cash management service fees, a $0.3 million increase in insurance income and a $0.3 million increase in fees from standby letters of credit arrangements. Other service charges and fees were $37.3 million for the year ended December 31, 2023, an increase of $0.3 million or 1% as compared to 2022.

Trust and investment services income was $38.3 million for the year ended December 31, 2024, a decrease of $0.1 million as compared to 2023. Trust and investment services income was $38.4 million for the year ended December 31, 2023, an increase of $2.0 million or 5% as compared to 2022. This increase was primarily due to a $1.1 million increase in investment management fees and a $1.1 million increase in business cash management fees.

BOLI income was $17.9 million for the year ended December 31, 2024, an increase of $2.5 million or 17% as compared to 2023. This increase was due to a $3.0 million increase in BOLI earnings, partially offset by a $0.4 million decrease in death benefit proceeds from life insurance policies. BOLI income was $15.3 million for the year ended December 31, 2023, an increase of $14.1 million as compared to 2022. This increase was due to an $11.0 million increase in BOLI earnings and a $3.1 million increase in death benefit proceeds from life insurance policies.

Net losses on the sale of investment securities were $26.2 million for the year ended December 31, 2024, an increase in net losses of $27.0 million as compared to the same period in 2023. The net losses were primarily due to the investment portfolio restructuring and sale of investment securities resulting in a realized loss of $26.2 million. Net gains on the sale of investment securities were $0.8 million for the year ended December 31, 2023, an increase in net gains of $0.8 million as compared to the same period in 2022. The net gains were primarily due to a $40.8 million net realized gain on the sale of the Company’s remaining approximately 120,000 Visa Class B restricted shares, partially offset by $40.0 million of net realized losses on sales of available-for-sale investment securities.

Other noninterest income was $14.5 million for the year ended December 31, 2024, a decrease of $1.0 million or 6% as compared to 2023. This decrease was primarily due to a $7.9 million gain on the sale of a bank property in 2023 and a $1.2 million decrease in volume-based incentives. This was partially offset by $4.1 million in insurance proceeds received during the year ended December 31, 2024, a $1.6 million excise tax refund received during the year ended December 31, 2024, a $1.5 million decrease in net losses recognized in income related to derivative contracts and a $0.5 million decrease in interest paid on collateral payments related to derivative instruments. Other noninterest income was $15.4 million for the year ended December 31, 2023, an increase of $5.5 million or 55% as compared to 2022. This increase was primarily due to the $7.9 million gain on the sale of a bank property in 2023 mentioned previously, a $2.5 million increase in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $2.4 million increase in market adjustments on mutual funds purchased, a $1.5 million increase in volume-based incentives and a $0.9 million increase in net mortgage servicing rights income. This was partially offset by a $7.0 million increase in net losses recognized in income related to derivative contracts, a $1.2 million tax refund received during the year ended December 31, 2022, a $0.7 million decrease in customer-related interest rate swap fees and a $0.4 million decrease in debit card merchant discount fees.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the years ended December 31, 2024, 2023 and 2022:

Noninterest Expense									Table 6
	Year Ended December 31,			Change			Change
(dollars in thousands)	2024	2023	2022	2024	vs.	2023	2023	vs.	2022
Salaries and employee benefits	$235,565	$225,755	$199,129	$9,810		4%	$26,626		13%
Contracted services and professional fees	60,912	66,423	70,027	(5,511)		(8)	(3,604)		(5)
Occupancy	28,971	29,608	31,034	(637)		(2)	(1,426)		(5)
Equipment	53,902	45,109	34,506	8,793		19	10,603		31
Regulatory assessment and fees	19,091	32,073	9,603	(12,982)		(40)	22,470		n/m
Advertising and marketing	7,719	7,615	7,996	104		1	(381)		(5)
Card rewards program	33,831	31,627	30,990	2,204		7	637		2
Other	61,198	62,928	57,186	(1,730)		(3)	5,742		10
Total noninterest expense	$501,189	$501,138	$440,471	$51		—%	$60,667		14%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest expense from the year ended December 31, 2023 to the same period in 2022.

Total noninterest expense was $501.2 million for the year ended December 31, 2024, an increase of $0.1 million as compared to 2023. Total noninterest expense was $501.1 million for the year ended December 31, 2023, an increase of $60.7 million or 14% as compared to 2022.

Salaries and employee benefits expense was $235.6 million for the year ended December 31, 2024, an increase of $9.8 million or 4% as compared to 2023. This increase was primarily due to a $9.7 million increase in incentive compensation, a $1.8 million increase in retirement plan expenses, a $1.2 million decrease in payroll and benefit costs being deferred as loan origination costs and a $1.0 million increase in group health plan costs. This was partially offset by a $1.1 million decrease in other compensation, primarily related to a decrease in nonrecurring separation agreements and severance costs, partially offset by adjustments made to the deferred compensation plan as a result of market conditions, a $0.9 million decrease in employee overtime pay expense, a $0.9 million decrease in state unemployment tax expense and a $0.6 million decrease in temporary help expenses. Salaries and employee benefits expense was $225.8 million for the year ended December 31, 2023, an increase of $26.6 million or 13% as compared to 2022. This increase was primarily due to a $12.7 million increase in base salaries and related payroll taxes, a $10.7 million decrease in payroll and benefit costs being deferred as loan origination costs, a $4.3 million increase in other compensation, primarily related to adjustments made to the deferred compensation plan as a result of market conditions and nonrecurring separation agreements and severance costs, a $1.3 million increase in retirement plan expenses, a $1.1 million increase in state unemployment tax expense and a $0.8 million increase in group health plan costs. This was partially offset by a $2.2 million decrease in incentive compensation, a $1.1 million decrease in temporary help expenses and a $0.9 million decrease in employee overtime pay expense.

Contracted services and professional fees were $60.9 million for the year ended December 31, 2024, a decrease of $5.5 million or 8% as compared to 2023. This decrease was primarily due to a $4.3 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services, a $0.6 million decrease in contracted data processing expenses and a $0.6 million decrease in audit, legal and consultant fees. Contracted services and professional fees were $66.4 million for the year ended December 31, 2023, a decrease of $3.6 million or 5% as compared to 2022. This decrease was primarily due to a $6.2 million decrease in contracted data processing expenses and a $3.2 million decrease in audit, legal and consultant fees. This was partially offset by a $5.8 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $29.0 million for the year ended December 31, 2024, a decrease of $0.6 million or 2% as compared to 2023. This decrease was due to a $0.5 million increase in net sublease rental income and a $0.3 million decrease in building depreciation, partially offset by a $0.4 million increase in lease-related insurance expense. Occupancy expense was $29.6 million for the year ended December 31, 2023, a decrease of $1.4 million or 5% as compared to 2022. This decrease was due to a $0.9 million decrease in building depreciation, a $0.7 million decrease in building maintenance expense and a $0.5 million decrease in utilities expense, partially offset by a $0.8 million decrease in net sublease rental income.

Equipment expense was $53.9 million for the year ended December 31, 2024, an increase of $8.8 million or 19% as compared to 2023. This increase was primarily due to an $8.0 million increase in technology-related amortization and licensing and maintenance fees, a $0.5 million increase in furniture and equipment depreciation and a $0.3 million increase in other furniture and equipment expense. Equipment expense was $45.1 million for the year ended December 31, 2023, an increase of $10.6 million or 31% as compared to 2022. This increase was primarily due to an $11.8 million increase in technology-related amortization and licensing and maintenance fees, partially offset by a $0.9 million decrease in furniture and equipment depreciation.

Regulatory assessment and fees were $19.1 million for the year ended December 31, 2024, a decrease of $13.0 million or 40% as compared to 2023. Regulatory assessment and fees were $32.1 million for the year ended December 31, 2023, an increase of $22.5 million as compared to 2022. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning with the first quarterly assessment period of 2023. In May 2023, the FDIC issued a notice of proposed rulemaking for a special assessment to replenish the deposit insurance fund following the 2023 bank failures. In November 2023, the FDIC approved a final rule to implement the special assessment and we recorded a $16.3 million expense in December 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. As a result, we recorded a net expense related to the special assessment of $3.5 million for year ended December 31, 2024.

Advertising and marketing expense was $7.7 million for the year ended December 31, 2024, an increase of $0.1 million or 1% as compared to 2023. Advertising and marketing expense was $7.6 million for the year ended December 31, 2023, a decrease of $0.4 million or 5% as compared to 2022.

Card rewards program expense was $33.8 million for the year ended December 31, 2024, an increase of $2.2 million or 7% as compared to 2023. This increase was primarily due to a $1.6 million increase in credit card cash reward redemptions and a $1.6 million increase in interchange fees paid to our credit card partners, partially offset by a $0.7 million decrease in priority rewards card redemptions and a $0.3 million decrease in international transaction fees. Card rewards program expense was $31.6 million for the year ended December 31, 2023, an increase of $0.6 million or 2% as compared to 2022. This increase was primarily due to a $2.1 million increase in credit card cash reward redemptions and a $1.2 million increase in interchange fees paid to our credit card partners, partially offset by a $2.5 million decrease in priority rewards card redemptions.

Other noninterest expense was $61.2 million for the year ended December 31, 2024, a decrease of $1.7 million or 3% as compared to 2023. This decrease was primarily due to a $3.3 million decrease in operational losses and other charge-offs, a $2.1 million decrease in charitable contributions, a $1.0 million decrease in pension-related expenses, a $0.8 million decrease in losses incurred due to natural disasters and a $0.6 million decrease in business privilege tax expense. This was partially offset by a $3.8 million increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $1.0 million increase in brokers fees, a $0.6 million increase in costs associated with a fund acquired by the Company and a $0.6 million increase in other tax expense. Other noninterest expense was $62.9 million for the year ended December 31, 2023, an increase of $5.7 million or 10% as compared to 2022. This increase was primarily due to a one-time settlement expense in connection to a lawsuit against the Company, a $2.7 million increase in charitable contributions and increases in postage expenses, signature-based card fraud expenses and travel expenses. This was partially offset by a $1.4 million decrease in pension-related expenses, and decreases in activity charges assessed on the Company’s bank accounts, general and administrative expenses primarily around supplies, insurance, meals and entertainment and shipping and delivery, software amortization expense, mortgage loan charges and other tax expense.

Provision for Income Taxes

The provision for income taxes was $62.5 million (reflecting an effective tax rate of 21.35%) for the year ended December 31, 2024, compared with a provision for income taxes of $74.2 million (reflecting an effective tax rate of 24.00%) in 2023. Additional information about the provision for income taxes is presented in “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, and Treasury and Other. Table 7 summarizes net income (loss) from our business segments for the years ended December 31, 2024, 2023 and 2022. Additional information about operating segment performance is presented in “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Business Segment Net Income (Loss)			Table 7
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Retail Banking	$238,410	$183,055	$179,640
Commercial Banking	132,454	95,200	95,757
Treasury and Other	(140,735)	(43,272)	(9,712)
Total	$230,129	$234,983	$265,685

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

Net income for the Retail Banking segment was $238.4 million for the year ended December 31, 2024, an increase of $55.4 million or 30% as compared to 2023. The increase in net income for the Retail Banking segment was primarily due to a $48.7 million increase in net interest income, a $9.2 million decrease in noninterest expense, a $8.4 million increase in noninterest income and a $1.6 million decrease in the Provision, partially offset by a $12.4 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit and loan spreads.  The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment and a decrease in regulatory assessments and fees, partially offset by increases in salaries and employee benefits expense and brokers fees. The increase in noninterest income was primarily due to increases in other services charges and fees and service charges on deposit accounts. The decrease in the Provision was primarily due to a decrease in our provision for credit losses for loans and leases allocated to the Retail Banking segment. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in total earning assets for the Retail Banking segment was primarily due to a decrease in our residential real estate loan portfolio.

Net income for the Retail Banking segment was $183.1 million for the year ended December 31, 2023, an increase of $3.4 million or 2% as compared to 2022. The increase in net income for the Retail Banking segment was primarily due to a $21.9 million increase in net interest income and a $3.6 million increase in noninterest income. This was partially offset by an $11.2 million increase in noninterest expense and a Provision of $9.9 million for the year ended December 31, 2023, compared to a negative Provision of $1.0 million for the year ended December 31, 2022. The increase in net interest income was primarily due to higher deposit spreads, partially offset by lower loan spreads. The increase in noninterest income was primarily due to increases in trust and investment services income, net mortgage servicing rights income and service charges on deposit accounts. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense, regulatory assessments and fees, occupancy expense and costs related to natural disaster events, partially offset by lower overall expenses that were allocated to the Retail Banking segment. The increase in the Provision was primarily due to an increase in our provision for credit losses for loans and leases allocated to the Retail Banking segment. The increase in total earning assets for the Retail Banking segment was primarily due to increases in our residential real estate and commercial real estate loan portfolios.

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

Net income for the Commercial Banking segment was $132.5 million for the year ended December 31, 2024, an increase of $37.3 million or 39% as compared to 2023. The increase in net income for the Commercial Banking segment was primarily due to a $22.3 million decrease in noninterest expense, a $10.1 million increase in net interest income, a $5.8 million decrease in the Provision and a $4.1 million increase in noninterest income, partially offset by a $5.0 million increase in the provision for income taxes. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment, a one-time settlement expense in connection to a lawsuit against the Company incurred in 2023 and a decrease in regulatory assessment and fees, partially offset by an increase in card reward expenses. The increase in net interest income was primarily due to higher deposit spreads and average balances, partially offset by lower loan and lease spreads. The decrease in the Provision was primarily due to a decrease in our provision for credit losses for loans and leases allocated to the Commercial Banking segment. The increase in noninterest income was primarily due to an excise tax refund received in 2024, in addition to increases in credit and debit card fees, other service charges and fees and service charges on deposit accounts, partially offset by a decrease in volume-based incentives. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in total earning assets for the Commercial Banking segment was primarily due to increases in our commercial real estate loan and lease financing portfolios, partially offset by a decrease in our consumer loan portfolio.

Net income for the Commercial Banking segment was $95.2 million for the year ended December 31, 2023, a decrease of $0.6 million or 1% as compared to 2022. The decrease in net income for the Commercial Banking segment was primarily due to a Provision of $15.0 million for the year ended December 31, 2023, compared to a negative Provision of $1.2 million for the year ended December 31, 2022, in addition to a $2.9 million increase in noninterest expense and a $2.2 million decrease in noninterest income. This was partially offset by an $18.4 million increase in net interest income and a $2.2 million decrease in the provision for income taxes. The increase in the Provision was primarily due to an increase in our provision for credit losses for loans and leases allocated to the Commercial Banking segment. The increase in noninterest expense was primarily due to an increase in regulatory assessment and fees, a one-time settlement expense in connection to a lawsuit against the Company mentioned previously, and increases in salaries and benefits expense and card rewards program expense, partially offset by lower overall expenses that were allocated to the Commercial Banking segment. The decrease in noninterest income was primarily due to a decrease in credit and debit card fees. The increase in net interest income was primarily due to higher loan average balances and spreads, partially offset by a decrease in loan fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The increase in total earning assets for the Commercial Banking segment was primarily due to increases in our commercial loan and lease financing portfolios, partially offset by a decrease in our consumer loan portfolio.

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

Net loss for the Treasury and Other segment was $140.7 million for the year ended December 31, 2024, compared to net loss of $43.3 million for the same period in 2023. The increase in net loss was primarily due to a $72.2 million increase in net interest expense, a $31.5 million increase in noninterest expense and a $27.5 million decrease in noninterest income. This was partially offset by a $29.2 million increase in the benefit for income taxes and a negative Provision of $2.8 million for the year ended December 31, 2024, compared to a Provision of $1.8 million for the same period in 2023. The increase in net interest expense was primarily due to an increase in net transfer pricing charges that reside in the Treasury and Other segment and a decrease in interest income from investment securities, partially offset by a decrease in interest expense from public deposits, higher interest income on our interest-bearing deposits in other banks and lower borrowing costs. The increase in noninterest expense was primarily due to lower overall credits that were allocated to the Treasury and Other segment and increases in equipment expense, salaries and employee benefits expense, expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and operational losses and other charge-offs. This was partially offset by decreases in contracted services and professional fees and regulatory assessment and fees and charitable contributions. The decrease in noninterest income was primarily due to net losses on the sale of investment securities in 2024, gain on the sale of a bank property in 2023 and a decrease in credit and debit card fees. This was partially offset by insurance proceeds received in 2024, an increase in BOLI income and a decrease in net losses recognized in income related to derivative contracts. The increase in the benefit for income taxes was primarily due to the increase in pretax loss in addition to adjustments to certain liabilities assumed as a result of the Reorganization Transactions. The decrease in the Provision was primarily due to the decrease in our provision for unfunded commitments. The decrease in total earning assets for the Treasury and Other segment was primarily due to decreases in our interest-bearing deposits in other banks and our investment securities portfolio.

Net loss for the Treasury and Other segment was $43.3 million for the year ended December 31, 2023, an increase in net loss of $33.6 million as compared to 2022. The increase in net loss was primarily due to a $46.6 million increase in noninterest expense and a $17.8 million decrease in net interest income, partially offset by a $19.9 million increase in noninterest income, a $9.1 million increase in the benefit for income taxes and a $1.7 million decrease in the Provision. The increase in noninterest expense was primarily due to lower overall credits that were allocated to the Treasury and Other segment and increases in equipment expense, salaries and employee benefits expense and regulatory assessment and fees. This was partially offset by decreases in contracted services and professional fees and occupancy expense. The decrease in net interest income was primarily due to an increase in interest expense from public deposits and higher borrowing costs, partially offset by an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher yields on our interest-bearing deposits in other banks. The increase in noninterest income was primarily due to increases in BOLI income, a gain on the sale of a bank property in 2023 mentioned previously, market adjustments on mutual funds purchased, income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and net gains on the sale of investment securities, partially offset by an increase in net losses recognized in income related to derivative contracts. The increase in the benefit for income taxes was primarily due to the increase in pretax loss. The decrease in the Provision was primarily due to the decrease in the provision for unfunded home equity line commitments. The increase in total earning assets for the Treasury and Other segment was primarily due to an increase in our interest-bearing deposits in other banks, partially offset by a decrease in our investment securities portfolio.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2024 and 2023, cash and cash equivalents were $1.2 billion and $1.7 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.8 billion as of December 31, 2024, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.3 billion and $4.0 billion as of December 31, 2023, respectively. As of December 31, 2024 and 2023, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of December 31, 2024, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 5.4 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.6 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2024, we have borrowing capacity of $2.8 billion from the FHLB and $3.0 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.0 billion and $19.5 billion as of December 31, 2024 and 2023, which represented 93% and 91%, respectively, of our total deposits as of December 31, 2024 and 2023, respectively. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

Our material cash requirements from our current and long-term contractual obligations as of December 31, 2024 are summarized in the following table:

Contractual Obligations					Table 8
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$3,188,005	$73,002	$36,788	$575	$3,298,370
Short-term borrowings	250,000	—	—	—	250,000
Noncancelable operating leases	7,814	11,259	9,028	59,712	87,813
Other postretirement benefit contributions	1,270	2,911	3,183	8,217	15,581
Affordable housing commitments	56,958	21,185	19,357	1,232	98,732
Total Contractual Obligations	$3,504,047	$108,357	$68,356	$69,736	$3,750,496

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items, which totaled $6.0 billion and $6.5 billion as of December 31, 2024 and 2023, respectively, are not included in the table above. See the discussion of these credit and contractual commitments in “Note 17. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Other postretirement benefit contributions in the table above represent the minimum expected contribution to the postretirement benefit plan. Actual contributions may differ from these estimates. Excluded from the table above is our pension benefit obligations. We comply with the minimum funding requirements, and we anticipate making future benefit contributions of $0.2 million related to the pension benefit plans during the year ending December 31, 2025. Additional information on these benefit plans can be found in “Note 14. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2024 and 2023 was $206.4 million and $212.0 million, respectively. The decrease in UTBs was primarily due to reductions related to previously identified tax positions as a result of the expiration of statute of limitations and resolutions with tax authorities. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

In addition to the commitments specifically noted in the table above, we enter into a number of purchase obligations that arise from agreements to purchase goods or services in the ordinary course of business. These primarily consist of service agreements for various systems and applications supporting bank operations, including the systems and applications in the Bank’s core system. Some of these contracts are renewable or cancellable annually or in shorter time intervals. To secure favorable pricing concessions, we may also commit to contracts that may extend several years.

Other material cash requirements may also include general corporate operating activities, stock repurchases, and capital to be returned to our shareholders.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $98.7 million and $80.7 million as of December 31, 2024 and 2023, respectively.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of both December 31, 2024 and 2023, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.3 billion. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2024, there was one residential mortgage loan repurchase totaling $0.6 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2024, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2024.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2024, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2024, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 9 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of December 31, 2024 and 2023:

Investment Securities		Table 9
	December 31,
(dollars in thousands)	2024	2023
U.S. Treasury and government agency debt securities	$8,147	$32,503
Government-sponsored enterprises debt securities	—	19,592
Mortgage-backed securities:
Residential - Government agency	35,859	10,182
Residential - Government-sponsored enterprises	738,113	783,297
Commercial - Government agency	196,125	218,674
Commercial - Government-sponsored enterprises	44,908	86,431
Commercial - Non-agency	22,083	21,683
Collateralized mortgage obligations:
Government agency	397,124	471,150
Government-sponsored enterprises	310,682	363,970
Collateralized loan obligations	173,475	247,854
Total available-for-sale securities	$1,926,516	$2,255,336

Government agency debt securities	$49,267	$52,051
Mortgage-backed securities:
Residential - Government agency	40,888	43,885
Residential - Government-sponsored enterprises	92,573	99,379
Commercial - Government agency	31,009	30,795
Commercial - Government-sponsored enterprises	1,114,549	1,129,738
Collateralized mortgage obligations:
Government agency	907,565	989,130
Government-sponsored enterprises	1,500,212	1,642,274
Debt securities issued by states and political subdivisions	54,587	54,197
Total held-to-maturity securities	$3,790,650	$4,041,449

Table 10 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of December 31, 2024:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2024
Available-for-sale securities
U.S. Treasury and government agency debt securities	$8.2	0.89%	$—	—%	$—	—%	$—	—%	$8.2	0.89%	$8.1
Mortgage-backed securities:
Residential - Government agency(2)	—	—	—	—	10.2	2.83	27.3	6.28	37.5	5.35	35.9
Residential - Government-sponsored enterprises(2)	—	—	740.3	1.46	81.2	4.12	19.3	4.75	840.8	1.79	738.1
Commercial - Government agency(2)	2.8	3.10	214.4	1.88	32.1	1.78	—	—	249.3	1.88	196.1
Commercial - Government-sponsored enterprises(2)	11.2	3.33	35.4	1.31	1.4	5.30	—	—	48.0	1.90	44.9
Commercial - Non-agency	—	—	—	—	—	—	22.0	6.28	22.0	6.28	22.1
Collateralized mortgage obligations(2):
Government agency	2.1	1.71	131.9	1.99	240.1	1.74	77.9	4.30	452.0	2.25	397.1
Government-sponsored enterprises	2.2	1.51	212.3	1.87	127.5	1.73	17.4	3.81	359.4	1.92	310.7
Collateralized loan obligations	—	—	9.3	6.32	146.4	6.19	17.5	6.39	173.2	6.22	173.5
Total available-for-sale securities as of December 31, 2024	$26.5	2.27%	$1,343.6	1.67%	$638.9	3.09%	$181.4	5.04%	$2,190.4	2.37%	$1,926.5
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$25.9	1.33%	$23.4	1.85%	$49.3	1.58%	$43.9
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	40.9	2.14	—	—	40.9	2.14	34.3
Residential - Government-sponsored enterprises	—	—	—	—	62.1	1.56	30.5	1.66	92.6	1.59	77.7
Commercial - Government agency	—	—	6.3	1.69	24.7	2.04	—	—	31.0	1.97	22.3
Commercial - Government-sponsored enterprises	—	—	399.7	1.54	411.5	2.01	303.3	2.64	1,114.5	2.01	965.5
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	853.3	1.40	54.3	1.30	907.6	1.40	781.6
Government-sponsored enterprises	—	—	175.9	1.59	1,228.8	1.50	95.5	1.62	1,500.2	1.52	1,289.5
Debt securities issued by state and political subdivisions	—	—	—	—	26.6	2.15	28.0	2.39	54.6	2.27	47.7
Total held-to-maturity securities as of December 31, 2024	$—	—%	$581.9	1.56%	$2,673.8	1.57%	$535.0	2.22%	$3,790.7	1.66%	$3,262.5
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.7 billion as of December 31, 2024, a decrease of $579.6 million or 9% compared to December 31, 2023. The lower balances in investment securities were driven by payments and maturities during the year ended December 31, 2024, which were used to fund loan growth and offset a decline in deposits and borrowings. Additionally, a restructuring of the available-for-sale investment portfolio was conducted in the fourth quarter of 2024, whereby sales and purchases were conducted to improve the return of the investment portfolio. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of December 31, 2024, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the consolidated balance sheets, with $3.1 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.3 billion in mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities and non-agency entities, $173.5 million in collateralized loan obligations, $57.4 million in debt securities issued by the U.S. Treasury, government agencies (U.S. International Development Finance Corporation bonds) and government-sponsored enterprises and $54.6 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio were $0.6 million and $0.2 million as of December 31, 2024 and 2023, respectively. Gross unrealized losses in our investment securities portfolio were $792.7 million and $770.2 million as of December 31, 2024 and 2023. The higher overall gross unrealized loss position was primarily due to an increase in gross unrealized losses on our held-to-maturity securities due to changes in the market value of the securities, partially offset by a decrease in gross unrealized losses on our available-for-sale securities due to paydowns in our investment securities portfolio, changes in market value of the securities and the 2024 portfolio restructuring.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2024 and 2023, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of December 31, 2024 and 2023, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2024 and 2023, we held $21.4 million and $32.6 million in FHLB stock, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of December 31, 2024 and 2023:

Loans and Leases		Table 11
	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,247,428	$2,165,349
Commercial real estate	4,463,992	4,340,243
Construction	918,326	900,292
Residential:
Residential mortgage	4,168,154	4,283,315
Home equity line	1,151,739	1,174,588
Total residential	5,319,893	5,457,903
Consumer	1,023,969	1,109,901
Lease financing	434,650	379,809
Total loans and leases	$14,408,258	$14,353,497

Total loans and leases were $14.4 billion as of December 31, 2024, an increase of $54.8 million or less than 1% from December 31, 2023, with increases in commercial real estate loans, commercial and industrial loans, lease financing, and construction loans, partially offset by decreases in residential real estate loans and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of December 31, 2024, an increase of $82.1 million or 4% from December 31, 2023.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and the operating cash flow from the business, respectively. Commercial real estate loans were $4.5 billion as of December 31, 2024, an increase of $123.7 million or 3% from December 31, 2023.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $918.3 million as of December 31, 2024, an increase of $18.0 million or 2% from December 31, 2023.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including HELOC. Since our transition from LIBOR in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.3 billion as of December 31, 2024, a decrease of $138.0 million or 3% from December 31, 2023.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of December 31, 2024, a decrease of $85.9 million or 8% from December 31, 2023. This decrease was primarily due to runoffs in the indirect automobile loan portfolio during the year.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $434.7 million as of December 31, 2024, an increase of $54.8 million or 14% from December 31, 2023. The increase was primarily due to the closing of several large lease transactions during the year.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of December 31, 2024:

Loans and Leases by Rate Type									Table 12
	December 31, 2024
	Adjustable Rate
				CME			Hybrid	Fixed
(dollars in thousands)	Treasury	SOFR	Prime	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$20,465	$287,093	$866,500	$783,168	$1,957,226	$15,468	$274,734	$2,247,428
Commercial real estate	—	536,327	475,133	2,051,103	940,099	4,002,662	119,916	341,414	4,463,992
Construction	1	97,934	100,579	576,258	10,328	785,100	4,218	129,008	918,326
Residential:
Residential mortgage	2,519	127,730	6,834	75,277	73,531	285,891	604,664	3,277,599	4,168,154
Home equity line	—	—	756	—	—	756	920,422	230,561	1,151,739
Total residential	2,519	127,730	7,590	75,277	73,531	286,647	1,525,086	3,508,160	5,319,893
Consumer	936	—	339,463	—	1,027	341,426	770	681,773	1,023,969
Lease financing	—	—	—	—	—	—	—	434,650	434,650
Total loans and leases	$3,456	$782,456	$1,209,858	$3,569,138	$1,808,153	$7,373,061	$1,665,458	$5,369,739	$14,408,258

% by rate type at December 31, 2024	1%	5%	8%	25%	12%	51%	12%	37%	100%

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of December 31, 2024 and 2023:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$923,762	$1,205,251	$103,726	$14,689	$2,247,428
Commercial real estate	2,532,545	1,537,878	393,569	—	4,463,992
Construction	365,346	526,674	26,306	—	918,326
Residential:
Residential mortgage	4,017,261	2,631	148,262	—	4,168,154
Home equity line	1,106,228	259	45,252	—	1,151,739
Total residential	5,123,489	2,890	193,514	—	5,319,893
Consumer	672,202	36,956	311,281	3,530	1,023,969
Lease financing	236,827	181,904	15,919	—	434,650
Total Loans and Leases	$9,854,171	$3,491,553	$1,044,315	$18,219	$14,408,258
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2023
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$862,698	$1,179,343	$97,416	$25,892	$2,165,349
Commercial real estate	2,353,847	1,599,984	386,412	—	4,340,243
Construction	392,328	459,314	48,650	—	900,292
Residential:
Residential mortgage	4,134,062	2,682	146,571	—	4,283,315
Home equity line	1,130,999	313	43,276	—	1,174,588
Total residential	5,265,061	2,995	189,847	—	5,457,903
Consumer	761,328	38,577	307,358	2,638	1,109,901
Lease financing	171,629	193,740	14,440	—	379,809
Total Loans and Leases	$9,806,891	$3,473,953	$1,044,123	$28,530	$14,353,497
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 15 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of December 31, 2024:

Maturities for Loan and Lease Portfolio(1)					Table 15
	December 31, 2024
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$984,868	$953,316	$241,104	$68,140	$2,247,428
Commercial real estate	1,065,646	2,069,517	1,303,028	25,801	4,463,992
Construction	355,486	412,841	141,600	8,399	918,326
Residential:
Residential mortgage	10,255	41,458	412,630	3,703,811	4,168,154
Home equity line	20,198	98,396	110,419	922,726	1,151,739
Total residential	30,453	139,854	523,049	4,626,537	5,319,893
Consumer	145,198	716,540	162,231	—	1,023,969
Lease financing	10,491	205,306	110,420	108,433	434,650
Total Loans and Leases	$2,592,142	$4,497,374	$2,481,432	$4,837,310	$14,408,258

Total of loans and leases with:
Adjustable interest rates	$2,377,965	$3,316,330	$1,443,162	$235,604	$7,373,061
Hybrid interest rates	50,350	142,812	104,501	1,367,795	1,665,458
Fixed interest rates	163,827	1,038,232	933,769	3,233,911	5,369,739
Total Loans and Leases	$2,592,142	$4,497,374	$2,481,432	$4,837,310	$14,408,258
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More as of December 31, 2024 and 2023:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	December 31,
(dollars in thousands)	2024	2023
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$329	$970
Commercial real estate	411	2,953
Total Commercial Loans	740	3,923
Residential Loans:
Residential mortgage	12,768	7,620
Home equity line	7,171	7,052
Total Residential Loans	19,939	14,672
Total Non-Accrual Loans and Leases	20,679	18,595
Total Non-Performing Assets	$20,679	$18,595

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$1,432	$494
Commercial real estate	—	300
Construction	536	—
Total Commercial Loans	1,968	794
Residential mortgage	1,317	—
Consumer	2,734	2,702
Total Accruing Loans and Leases Past Due 90 Days or More	$6,019	$3,496

Total Loans and Leases	$14,408,258	$14,353,497

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.13%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.14%	0.13%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.19%	0.15%

Table 17 presents the activity in NPAs for the years ended December 31, 2024 and 2023:

Non-Performing Assets		Table 17
	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of year	$18,595	$11,996
Additions	14,734	13,238
Reductions
Payments	(8,835)	(3,684)
Return to accrual status	(2,811)	(2,571)
Sales of other real estate owned	(75)	(91)
Charge-offs/write-downs	(929)	(293)
Total Reductions	(12,650)	(6,639)
Balance at end of year	$20,679	$18,595

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

Total NPAs were $20.7 million as of December 31, 2024, an increase of $2.1 million or 11% from December 31, 2023. The ratio of our NPAs to total loans and leases and OREO was 0.14% as of December 31, 2024, an increase of one basis point from December 31, 2023. The increase in total NPAs was primarily due to a $5.1 million increase in residential mortgage loans, partially offset by decreases in commercial real estate loans of $2.5 million and commercial and industrial loans of $0.6 million.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2024, residential mortgage non-accrual loans were $12.8 million, an increase of $5.1 million or 68% from December 31, 2023. This increase was due to additions in residential mortgage loans of $8.0 million, partially offset by $2.2 million in payments, $0.6 million in returns to accrual status and a $0.1 million transfer to OREO. As of December 31, 2024, our residential mortgage non-accrual loans were comprised of 49 loans with a weighted average current loan-to-value (“LTV”) ratio of 44%.

Home equity line non-accrual loans were $7.2 million as of December 31, 2024, an increase of $0.1 million or 2% from December 31, 2023. This increase was due to additions in home equity lines of $5.5 million, partially offset by payments of $3.1 million and returns to accrual status of $2.3 million.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of December 31, 2024 and 2023.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $6.0 million as of December 31, 2024, an increase of $2.5 million or 72% as compared to December 31, 2023. This increase was due to increases in residential mortgage loans of $1.3 million, commercial and industrial loans of $0.9 million and construction loans of $0.5 million, partially offset by a decrease in commercial real estate loans of $0.3 million that were past due 90 days or more and still accruing interest as of December 31, 2024.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 18 presents an analysis of our ACL for the years ended December 31, 2024 and 2023:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 18
	December 31,
(dollars in thousands)	2024	2023
Balance at Beginning of Year	$192,138	$177,735
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(3,615)	(3,482)
Commercial real estate	(400)	(2,500)
Total Commercial Loans	(4,015)	(5,982)
Residential Loans:
Residential mortgage	—	(122)
Home equity line	—	(292)
Total Residential Loans	—	(414)
Consumer	(18,002)	(17,110)
Total Loans and Leases Charged-Off	(22,017)	(23,506)
Recoveries on Loans and Leases Previously Charged-Off
Commercial and industrial	919	3,346
Residential Loans:
Residential mortgage	119	141
Home equity line	274	702
Total Residential Loans	393	843
Consumer	7,057	7,090
Total Recoveries on Loans and Leases Previously Charged-Off	8,369	11,279
Net Loans and Leases Charged-Off	(13,648)	(12,227)
Provision for Credit Losses	14,750	26,630
Balance at End of Year	$193,240	$192,138
Components:
Allowance for Credit Losses	$160,393	$156,533
Reserve for Unfunded Commitments	32,847	35,605
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$193,240	$192,138
Average Loans and Leases Outstanding	$14,312,759	$14,266,291
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.10%	0.09%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.11%	1.09%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	7.76x	8.42x

Tables 19 and 20 present the allocation of the ACL by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of December 31, 2024 and 2023:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$16,332	0.73%	15.60%
Commercial real estate	40,624	0.91	30.98
Construction	8,570	0.93	6.37
Lease financing	2,269	0.52	3.02
Total commercial	67,795	0.84	55.97
Residential mortgage	39,230	0.94	28.93
Home equity line	10,205	0.89	7.99
Total residential	49,435	0.93	36.92
Consumer	43,163	4.22	7.11
Total	$160,393	1.11%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 20
	December 31, 2023
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$14,956	0.69%	15.09%
Commercial real estate	43,944	1.01	30.24
Construction	10,392	1.15	6.27
Lease financing	1,754	0.46	2.65
Total commercial	71,046	0.91	54.25
Residential mortgage	36,880	0.86	29.84
Home equity line	11,728	1.00	8.18
Total residential	48,608	0.89	38.02
Consumer	36,879	3.32	7.73
Total	$156,533	1.09%	100.00%

Table 21 presents the net charge-offs (recoveries) to average loans and leases by category during the years ended December 31, 2024 and 2023:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)		Table 21
	December 31,
	2024	2023
Commercial and industrial	0.12%	0.01%
Commercial real estate	0.01	0.06
Construction	—	—
Lease financing	—	—
Total commercial	0.04	0.03
Residential mortgage	—	—
Home equity line	(0.02)	(0.04)
Total residential	(0.01)	(0.01)
Consumer	1.04	0.85
Total loans and leases	0.10%	0.09%

As of December 31, 2024, the ACL was $160.4 million or 1.11% of total loans and leases outstanding, compared with an ACL of $156.5 million or 1.09% of total loans and leases outstanding as of December 31, 2023. The level of the Allowance was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy.

Net charge-offs of loans and leases were $13.6 million or 0.10% of total average loans and leases for the year ended December 31, 2024 compared to $12.2 million or 0.09% for 2023. Net charge-offs in our commercial lending portfolio were $3.1 million for the year ended December 31, 2024 compared to net charge-offs of $2.6 million for 2023. Net recoveries in our residential lending portfolio were $0.4 million for both the years ended December 31, 2024 and 2023. Net charge-offs in our consumer lending portfolio were $10.9 million for the year ended December 31, 2024 compared to net charge-offs of $10.0 million for 2023. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of December 31, 2024 and 2023. Furthermore, as of December 31, 2024, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for macroeconomic uncertainties. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both December 31, 2024 and 2023. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company performed its annual assessment of the criteria included in Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2024. Future events, including volatility in domestic and global markets, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $832.0 million as of December 31, 2024, a decrease of $13.7 million or 2% from December 31, 2023. This decrease was due to a $34.5 million decrease in interest-earning advances, an $11.6 million decrease in variable interest securities and a $10.4 million decrease in current tax receivables and deferred tax assets, partially offset by a $28.6 million increase in affordable housing and other tax credit investment partnership interests and a $9.8 million increase in prepaid expenses.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 22 presents the composition of our deposits as of December 31, 2024 and December 31, 2023:

Deposits		Table 22
	December 31,
(dollars in thousands)	2024	2023
U.S.:
Demand	$6,169,833	$6,609,483
Savings	5,498,043	5,986,066
Money Market	3,636,586	3,583,191
Time	2,878,968	3,162,658
Foreign(1):
Demand	805,315	974,079
Savings	523,321	459,018
Money Market	390,748	264,662
Time	419,402	293,500
Total Deposits(2)	$20,322,216	$21,332,657
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $0.8 billion as of December 31, 2024, a decrease of $1.0 billion or 57% compared to December 31, 2023.

Total deposits were $20.3 billion as of December 31, 2024, a decrease of $1.0 billion or 5% from December 31, 2023. The decrease in deposit balances stemmed primarily from a $747.6 million decrease in public time deposit balances, a $619.0 million decrease in non-public demand deposit balances and a $270.9 million decrease in public savings deposit balances. These decreases were partially offset by a $589.8 million increase in non-public time deposit balances.

As of December 31, 2024 and 2023, the amount of deposits that exceeded FDIC insurance limits were estimated to be $9.9 billion, or 49% of total deposits, and $10.8 billion, or 51% of total deposits, respectively. At December 31, 2024 and 2023, the Company had $0.8 billion and $1.8 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of December 31, 2024 and 2023, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.2 billion, or 45% of total deposits, and $9.1 billion, or 42% of total deposits, respectively. As of December 31, 2024 and 2023, deposits accounts above $250,000 were estimated to be $11.6 billion and $12.6 billion, respectively. As of December 31, 2024 and 2023, deposit balances over $250,000 in corporate operating accounts were estimated to be $2.1 billion and $2.3 billion, respectively.

Table 23 presents the amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of December 31, 2024:

Uninsured Time Deposits	Table 23
(dollars in thousands)	December 31, 2024
Three months or less	$669,175
Over three through six months	341,200
Over six through twelve months	173,194
Over twelve months	20,250
Total(1)	$1,203,819
(1)	Includes $157.1 million in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of December 31, 2024, the Company’s short-term borrowings consisted of $250.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.16% maturing in September 2025. As of December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% that matured in September 2024.

As of December 31, 2024 and 2023, the Company had a remaining line of credit of $2.8 billion and $2.5 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both December 31, 2024 and 2023.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $86.0 million as of December 31, 2024, a decrease of $6.7 million or 7% from December 31, 2023. The balance as of December 31, 2024 included retirement benefits payable of $97.1 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $11.1 million.

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

As of December 31, 2024, our capital levels remained characterized as “well capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 24 below. See “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information. There have been no conditions or events since December 31, 2024 that management believes have changed either the Company’s or the Bank’s capital classifications.

FHI's Regulatory Capital		Table 24
	December 31,
(dollars in thousands)	2024	2023
Stockholders' Equity	$2,617,486	$2,486,066
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(463,994)	(530,210)
Tax credit carryforward	2,050	—
Common Equity Tier 1 Capital and Tier 1 Capital	$2,083,938	$2,020,784
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	193,240	192,138
Total Capital	$2,277,178	$2,212,922
Risk-Weighted Assets	$16,281,101	$16,308,345

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.80%	12.39%
Tier 1 Capital Ratio	12.80%	12.39%
Total Capital Ratio	13.99%	13.57%
Tier 1 Leverage Ratio	9.14%	8.64%

Total stockholders’ equity was $2.6 billion as of December 31, 2024, an increase of $131.4 million or 5% from December 31, 2023. The increase in stockholders’ equity was primarily due to earnings for the year ended December 31, 2024 of $230.1 million and other comprehensive income, net of tax, of $66.2 million, primarily due to changes in our investment securities portfolio. This was partially offset by dividends declared and paid to the Company’s stockholders of $132.8 million and common stock repurchased for approximately $40.0 million.

In January 2024, the Company announced a stock repurchase program for up to $40.0 million of its outstanding common stock during 2024. Under this plan, the Company repurchased 1,473,576 shares at a total cost of approximately $40.0 million during 2024. In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In January 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on February 28, 2025 to shareholders of record at the close of business on February 14, 2025.

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

The following are some of the significant judgments and inherent limitations which affect the estimate of the ACL:

●	The Accuracy of Internal Credit Risk Ratings, Monitoring of Loans Past Due and Delinquency Trends. The ACL related to our commercial portfolio segment is generally most sensitive to the accuracy of internal credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an internal team of credit specialists.
●	Data. We have applied considerable judgments about the sufficiency and applicability of our internal data to provide an accurate view of historical loss information. For each of our portfolio segments we have examined between 8 and 12 years of historical data. For many of our residential real estate and consumer loan classes, we have assumed that the historical loss period observed is sufficient to capture a full credit loss cycle and that the credit loss exposures observed over this historical loss period are representative of those for which we will be making estimates of future expected credit losses under CECL. In making this assumption, we have relied on the fact that the historical loss period for the vast majority of our different loan portfolio segments incorporated the most recent observed recessionary period as well as the subsequent period of sustained recovery and growth.

●	Reasonable and Supportable Forecast Period. For contractual periods which extend beyond the one-year reasonable and supportable forecast period, management elected an immediate reversion to the mean approach. Management will continue to assess whether a one-year reasonable and supportable forecast period is appropriate. Changes to the economic environment and uncertainty with regards to the timing and extent of an economic recovery may result in management decreasing or increasing the current reasonable and supportable forecast period.
●	Economic Adjustments over the Reasonable and Supportable Forecast Period. The Company uses a multi-variable regression model to estimate the impact of Management’s economic outlook over the reasonable and supportable forecast period. The model uses economic forecasts as the input and outputs modifiers that adjust the long-run default/loss rates. The Company’s economic forecast framework allows management to use judgment in selecting the economic model input and output.
●	Qualitative Adjustments. For risks not captured in the long-run default/loss rates or in the economic forecast model, the Company applies segment or account level dollar adjustments. These adjustments are estimated based on the best information available as of the reporting date and may include, as appropriate, overlays to account for macroeconomic uncertainties, adjustments for model limitations, regulatory determinants, overlays for natural disasters, and other events such as the COVID-19 pandemic and the Maui wildfires.
●	Identification and Measurement of Individually Assessed Loans, including Loans Modified with a Borrower Experiencing Financial Difficulty. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified with a borrower experiencing financial difficulty. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows or fair value of collateral less estimated selling costs. The development of these expectations requires significant management judgment and estimation.

The ACL for loans and leases was $160.4 million as of December 31, 2024, which represented an increase of $3.9 million, compared to the ACL for loans and leases of $156.5 million as of December 31, 2023. The overall level of the ACL was commensurate with our stable credit risk profile, loan portfolio growth and composition and a stable Hawaii economy. The reserve for unfunded commitments was $32.8 million as of December 31, 2024, which represented a decrease of $2.8 million, compared to the reserve for unfunded commitments of $35.6 million as of December 31, 2023. The ACL for loans and leases and the reserve for unfunded commitments was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for macroeconomic uncertainties. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability.

To illustrate the sensitivity of the Company’s ACL model to credit quality, we downgraded the internal credit risk ratings on commercial loans by one grade and reduced FICO scores on retail loans by ten points. Downgrading 1% of our commercial portfolio would increase the ACL at December 31, 2024 by approximately $1.3 million, and reducing FICO scores on the entire retail portfolio would increase the ACL at December 31, 2024 by approximately $3.7 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in internal credit risk ratings and FICO scores may have on the ACL estimate, with all other inputs remaining constant.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities, and derivative financial instruments. As of December 31, 2024 and 2023, $1.9 billion or 8% and $2.3 billion or 9%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2024 and 2023, $8.4 million or less than 1% and $4.6 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2024 and 2023, $6.1 million and $2.3 million, respectively, was classified in Level 2 of the fair value hierarchy. As of both December 31, 2024 and 2023, $2.3 million was classified in Level 3 of the fair value hierarchy. As of December 31, 2024 and 2023, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

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

The projected benefit obligation for pension benefits was $142.2 million as of December 31, 2024, which represented a decrease of $11.4 million, compared to the projected benefit obligation for pension benefits of $153.6 million as of December 31, 2023. The accumulated postretirement benefit obligation for other benefits was $16.8 million as of both December 31, 2024 and 2023.

To illustrate a hypothetical sensitivity analysis, if the discount rate assumption decreased by 100 basis points, the projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for other benefits at December 31, 2024 would increase by approximately $10.3 million and $1.3 million, respectively.

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

We are also required to record a liability for UTBs for the entire amount of a tax benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2024 and 2023, our liabilities for UTBs were $206.4 million and $212.0 million, respectively. See “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on income taxes.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2024, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $394,000 as of December 31, 2024. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  All lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 25 presents, for the twelve months subsequent to December 31, 2024 and 2023, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2024 and 2023 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 25
	Static Forecast	Static Forecast
	December 31, 2024	December 31, 2023
Gradual Change in Interest Rates (basis points)
+200	3.1%	3.8%
+100	1.6	1.9
+50	0.8	1.0
(50)	(0.8)	(1.0)
(100)	(1.6)	(2.1)

Immediate Change in Interest Rates (basis points)
+200	6.2%	7.3%
+100	3.2	3.6
+50	1.6	1.8
(50)	(1.6)	(2.0)
(100)	(3.3)	(4.0)

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

Under the static balance sheet forecast as of December 31, 2024, our net interest income sensitivity profile is slightly lower in higher interest rate scenarios compared to similar forecasts as of December 31, 2023. The sensitivity outcomes described above are primarily due to the impact of changes in deposit mix from December 31, 2023 and holding a smaller federal funds position as of December 31, 2024 as compared with December 31, 2023.

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

Our LIBOR transition plan included work to ensure that our technology systems were prepared for the transition, our loan documents that reference LIBOR-based rates were appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders were apprised of the transition. We have implemented certain Prime Rate and SOFR conventions as we transitioned our products and transaction agreements to reference rates other than LIBOR. Commercial loans, investment securities, and residential mortgages have transitioned to SOFR rates. To see the recorded investment in our loan and lease portfolio by rate type, refer to Table 12 in the section titled “Loans and Leases” in this MD&A.

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

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter Description

The Company’s ACL methodology consists of a quantitative estimation model and qualitative adjustments to account for current conditions and forward-looking factors not captured in the quantitative model. Qualitative adjustments the Company’s management considered include adjustments for macroeconomic uncertainties, regulatory determinants, model limitations, and other current or anticipated events that are not captured in the Company’s quantitative model.

Determining the appropriate level of qualitative adjustments is inherently subjective and relies on significant judgment. Given the magnitude of the impact and significant amount of judgment required by management in developing the qualitative adjustment for macroeconomic uncertainties, performing audit procedures to evaluate the reasonableness of the qualitative adjustment for macroeconomic uncertainties required a high degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative adjustment for macroeconomic uncertainties included the following procedures, among others:

●	We tested the effectiveness of controls over the qualitative adjustments with the ACL model, including management’s review over the qualitative adjustment for macroeconomic uncertainties.
●	We evaluated the reasonableness and conceptual soundness of the ACL modeling framework, including the use of qualitative adjustments.
●	We tested the mathematical accuracy of the calculation of the ACL, as well as the accuracy and completeness of data used as inputs to the determination of the qualitative adjustment for macroeconomic uncertainties.
●	We evaluated the qualitative adjustment for macroeconomic uncertainties, including assessing the reasonableness of and basis for the adjustment.
●	We evaluated the magnitude and proportion of the overall ACL, including the directional consistency of the qualitative adjustment for macroeconomic uncertainties, as well as the absolute value of the ACL attributable to the qualitative adjustments.
●	We performed analytical analysis, including retrospective review, various coverage and ratio analysis, and peer institution analysis, to evaluate the relevance of the underlying drivers used to determine the overall ACL, which included the qualitative adjustment for macroeconomic uncertainties.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 28, 2025

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Interest income
Loans and lease financing	$805,941	$748,053	$509,820
Available-for-sale investment securities	54,306	74,241	87,108
Held-to-maturity investment securities	69,376	73,497	55,376
Other	50,421	27,788	10,916
Total interest income	980,044	923,579	663,220
Interest expense
Deposits	335,717	258,221	49,201
Short-term and long-term borrowings	19,988	26,289	470
Other	1,601	2,942	—
Total interest expense	357,306	287,452	49,671
Net interest income	622,738	636,127	613,549
Provision for credit losses	14,750	26,630	1,392
Net interest income after provision for credit losses	607,988	609,497	612,157
Noninterest income
Service charges on deposit accounts	31,090	29,647	28,809
Credit and debit card fees	64,401	63,888	66,028
Other service charges and fees	45,862	37,299	37,036
Trust and investment services income	38,306	38,449	36,465
Bank-owned life insurance	17,861	15,326	1,248
Investment securities (losses) gains, net	(26,171)	792	—
Other	14,454	15,414	9,939
Total noninterest income	185,803	200,815	179,525
Noninterest expense
Salaries and employee benefits	235,565	225,755	199,129
Contracted services and professional fees	60,912	66,423	70,027
Occupancy	28,971	29,608	31,034
Equipment	53,902	45,109	34,506
Regulatory assessment and fees	19,091	32,073	9,603
Advertising and marketing	7,719	7,615	7,996
Card rewards program	33,831	31,627	30,990
Other	61,198	62,928	57,186
Total noninterest expense	501,189	501,138	440,471
Income before provision for income taxes	292,602	309,174	351,211
Provision for income taxes	62,473	74,191	85,526
Net income	$230,129	$234,983	$265,685
Basic earnings per share	$1.80	$1.84	$2.08
Diluted earnings per share	$1.79	$1.84	$2.08
Basic weighted-average outstanding shares	127,702,573	127,567,547	127,489,889
Diluted weighted-average outstanding shares	128,325,865	127,915,873	127,981,699

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net income	$230,129	$234,983	$265,685
Other comprehensive income (loss), net of tax:
Net change in pensions and other benefits	3,494	58	18,959
Net change in investment securities	62,004	105,087	(531,818)
Net change in cash flow derivative hedges	718	3,899	(4,702)
Other comprehensive income (loss)	66,216	109,044	(517,561)
Total comprehensive income (loss)	$296,345	$344,027	$(251,876)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2024	2023
Assets
Cash and due from banks	$258,057	$185,015
Interest-bearing deposits in other banks	912,133	1,554,882
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,190,448 as of December 31, 2024 and $2,558,675 as of December 31, 2023)	1,926,516	2,255,336
Held-to-maturity, at amortized cost (fair value: $3,262,509 as of December 31, 2024 and $3,574,856 as of December 31, 2023)	3,790,650	4,041,449
Loans held for sale	—	190
Loans and leases	14,408,258	14,353,497
Less: allowance for credit losses	160,393	156,533
Net loans and leases	14,247,865	14,196,964

Premises and equipment, net	288,530	281,461
Accrued interest receivable	79,979	84,417
Bank-owned life insurance	491,890	479,907
Goodwill	995,492	995,492
Mortgage servicing rights	5,078	5,699
Other assets	831,996	845,662
Total assets	$23,828,186	$24,926,474
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,347,068	$13,749,095
Noninterest-bearing	6,975,148	7,583,562
Total deposits	20,322,216	21,332,657
Short-term borrowings	250,000	500,000
Retirement benefits payable	97,135	103,285
Other liabilities	541,349	504,466
Total liabilities	21,210,700	22,440,408

Commitments and contingent liabilities (Note 17)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 141,748,847 / 126,422,898 as of December 31, 2024; issued/outstanding: 141,340,539 / 127,618,761 as of December 31, 2023)	1,417	1,413
Additional paid-in capital	2,560,380	2,548,250
Retained earnings	934,048	837,859
Accumulated other comprehensive loss, net	(463,994)	(530,210)
Treasury stock (15,325,949 shares as of December 31, 2024 and 13,721,778 shares as of December 31, 2023)	(414,365)	(371,246)
Total stockholders' equity	2,617,486	2,486,066
Total liabilities and stockholders' equity	$23,828,186	$24,926,474

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Total
Balance as of December 31, 2021	127,502,472	$1,406	$2,527,663	$604,534	$(121,693)	$(354,998)	$2,656,912
Net income	—	—	—	265,685	—	—	265,685
Cash dividends declared ($1.04 per share)	—	—	—	(132,588)	—	—	(132,588)
Common stock issued under Employee Stock Purchase Plan	16,680	—	379	—	—	—	379
Equity-based awards	241,360	4	10,294	(1,087)	—	(3,555)	5,656
Common stock repurchased	(397,185)	—	—	—	—	(9,478)	(9,478)
Other comprehensive loss, net of tax	—	—	—	—	(517,561)	—	(517,561)
Balance as of December 31, 2022	127,363,327	1,410	2,538,336	736,544	(639,254)	(368,031)	2,269,005
Net income	—	—	—	234,983	—	—	234,983
Cash dividends declared ($1.04 per share)	—	—	—	(132,646)	—	—	(132,646)
Common stock issued under Employee Stock Purchase Plan	16,226	—	308	—	—	—	308
Equity-based awards	239,208	3	9,606	(1,022)	—	(3,215)	5,372
Other comprehensive income, net of tax	—	—	—	—	109,044	—	109,044
Balance as of December 31, 2023	127,618,761	1,413	2,548,250	837,859	(530,210)	(371,246)	2,486,066
Net income	—	—	—	230,129	—	—	230,129
Cash dividends declared ($1.04 per share)	—	—	—	(132,798)	—	—	(132,798)
Common stock issued under Employee Stock Purchase Plan	11,362	—	245	—	—	—	245
Equity-based awards	266,351	4	11,885	(1,142)	—	(2,778)	7,969
Common stock repurchased	(1,473,576)	—	—	—	—	(40,000)	(40,000)
Stock repurchase excise tax	—	—	—	—	—	(341)	(341)
Other comprehensive income, net of tax	—	—	—	—	66,216	—	66,216
Balance as of December 31, 2024	126,422,898	$1,417	$2,560,380	$934,048	$(463,994)	$(414,365)	$2,617,486

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$230,129	$234,983	$265,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,750	26,630	1,392
Depreciation, amortization and accretion, net	38,012	42,767	56,747
Deferred income tax (benefit) provision	(11,287)	(13,656)	22,138
Stock-based compensation	11,889	9,609	10,298
Gain on property insurance proceeds	(2,559)	—	—
Other (gains) losses	(164)	(5,834)	2,822
Originations of loans held for sale	(38,242)	(21,324)	(15,694)
Proceeds from sales of loans held for sale	37,933	22,240	15,234
Net losses (gains) on investment securities	26,171	(792)	—
Change in assets and liabilities:
Net decrease (increase) in other assets	18,109	(40,156)	18,469
Net (decrease) increase in other liabilities	(7,228)	559	53,523
Net cash provided by operating activities	317,513	255,026	430,614
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	293,295	431,535	873,747
Proceeds from calls and sales	335,884	510,837	1,080
Purchases	(291,779)	—	(938,268)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	287,228	311,195	350,593
Proceeds from calls	1,945	8,290	585
Purchases	—	—	(79,470)
Other investments:
Proceeds from sales	15,427	131,288	7,967
Purchases	(42,052)	(133,212)	(31,087)
Loans:
Net increase in loans and leases resulting from originations and principal repayments	(62)	(177,923)	(914,318)
Proceeds from sales of loans originated for investment	27,526	—	288
Purchases of loans	(58,628)	(57,879)	(235,884)
Proceeds from bank-owned life insurance	5,879	8,486	—
Proceeds from property insurance	2,559	—	—
Purchases of premises, equipment and software	(28,774)	(15,988)	(13,295)
Proceeds from sales of premises and equipment	—	8,509	17,304
Other	104	34	(4,342)
Net cash provided by (used in) investing activities	548,552	1,025,172	(965,100)
Cash flows from financing activities
Net decrease in deposits	(1,010,441)	(356,372)	(127,117)
Proceeds from short-term borrowings	250,000	—	—
Repayment of short-term borrowings	(500,000)	—	—
Net (decrease) increase in other short-term borrowings	—	(75,000)	75,000
Proceeds from long-term borrowings	—	500,000	—
Dividends paid	(132,798)	(132,646)	(132,588)
Stock tendered for payment of withholding taxes	(2,778)	(3,215)	(3,555)
Proceeds from employee stock purchase plan	245	308	379
Common stock repurchased	(40,000)	—	(9,478)
Net cash used in financing activities	(1,435,772)	(66,925)	(197,359)
Net (decrease) increase in cash and cash equivalents	(569,707)	1,213,273	(731,845)
Cash and cash equivalents at beginning of year	1,739,897	526,624	1,258,469
Cash and cash equivalents at end of year	$1,170,190	$1,739,897	$526,624
Supplemental disclosures
Interest paid	$362,519	$262,186	$44,325
Income taxes paid, net of income tax refunds	36,268	54,021	24,692
Noncash investing and financing activities:
Transfers from loans and leases and other assets to other real estate owned	—	—	226
Operating lease right-of-use assets obtained in exchange for new lease obligations	5,396	4,775	4,676
Transfers to loans and leases from loans held for sale	—	—	546
Transfers to loans held for sale from loans and leases	27,096	1,133	—
Obligation to fund low-income housing partnerships	56,640	63,086	7,569
Stock repurchase excise tax settled in subsequent period	341	—	—
Transfers of securities from available-for-sale to held-to-maturity	—	—	4,550,748

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2024, FHB was the largest bank in Hawaii in terms of total assets, loans and leases, and net income. FHB has 48 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

On July 1, 2016, the Company became an indirect wholly owned subsidiary of BNP Paribas USA, Inc. (“BNP Paribas USA”), BNPP’s U.S. intermediate holding company. As part of that reorganization, the Company became a direct wholly owned subsidiary of BancWest Corporation (“BWC”), a direct wholly owned subsidiary of BNP Paribas USA.

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company’s investments in these partnership interests are included in other assets in the consolidated balance sheets. Unfunded commitments to fund these investments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

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

Investment Securities

As of December 31, 2024 and 2023, investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis.

As of December 31, 2024 and 2023, the Company’s investment securities were categorized as either available-for-sale (investment securities that may be sold before maturity at the discretion of management) or held-to-maturity (investment securities that management has the positive intent and ability to hold to maturity). Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of available-for-sale investment securities are determined using the specific identification method. Held-to-maturity investment securities are reported at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the available-for-sale or held-to-maturity investment security is deemed uncollectible or when either of the criteria regarding intent or requirement to sell an available-for-sale investment security is met. Recoveries do not exceed the aggregate of amounts previously charged-off. As of December 31, 2024 and 2023, the Company’s available-for-sale and held-to-maturity investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Under 5% of the investment securities were comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2024 and 2023.

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

Allowance for Credit Losses

The allowance for credit losses for loans and leases (the “ACL”) is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected from loans and leases. Loans and leases are charged-off against the ACL when management believes the loan or lease balance is deemed uncollectible. Recoveries do not exceed the aggregate of amounts previously charged-off. The Company’s ACL and the reserve for unfunded commitments under the CECL approach consist of quantitative and qualitative estimates. The Company’s methodology leverages two quantitative models: a multi-variable forward-looking macroeconomic model that estimates the impact of management’s economic outlook and a transition probability matrix that estimates expected losses over the long run. The quantitative estimation is overlaid with qualitative adjustments to account for current conditions and forward-looking factors not captured in the quantitative model. Qualitative adjustments that are considered include adjustments for macroeconomic factors, regulatory determinants, model limitations, and other current or anticipated events that are not captured in the Company’s historical loss experience.

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

The Company utilizes a Probability of Default (“PD”)/Loss Given Default (“LGD”) framework to estimate the ACL and the reserve for unfunded commitments on all portfolios except single family residential. The PD represents the percentage expectation to default, measured by assessing loans and leases that migrate to default status (i.e., nonaccrual status, 90 days or more past due, partial or full charge-offs or bankruptcy). LGD is defined as the percentage of the exposure at default (“EAD”) lost at the time of default, net of any recoveries, and will be unique to each of the collateral types securing the Company’s loans. PD and LGD’s are based on past experience of the Company. The ECL on loans and leases is calculated by taking the product of the credit exposure, lifetime default probability (“LDP”) and the LGD. For the single family residential portfolio, the Company utilizes a similar framework using Loss Probability (the likelihood a borrower’s asset will be charged-off) instead of PD, and Loss Severity (the share of an asset, expressed as a percent of the asset, that is a loss when a borrower’s asset is charged-off) instead of LGD.

The ECL model is applied to current credit exposures at the account level, using assumptions calibrated at the portfolio segment level using internal historical loan and lease data. The Company estimates the default risk of a credit exposure over the remaining life of each account using a transition probability matrix approach which captures both the average rate of up/down-grade and default/loss transitions, as well as withdrawal rates which capture the historical rate of exposure decline due to loan and lease amortization and prepayment. To apply the transition matrices, each credit exposure’s remaining life is split into two time-segments. The first time-segment is for the reasonable and supportable forecast period over which the transition matrices which are applied have been adjusted to incorporate current and forecasted conditions over that period. Management has determined that using a one-year time horizon for the reasonable and supportable forecast period for all classes of loans and leases is a reasonable forecast horizon given the difficulty in predicting future economic conditions with a high degree of certainty. The second time-segment is from the end of the reasonable and supportable forecast period to the maturity of the exposure, over which long-run average transition matrices are applied. Management elected to use an immediate reversion to the mean approach. Lifetime loss rates are applied against the amortized cost basis of loans and leases and unfunded commitments to estimate the ACL and the reserve for unfunded commitments, respectively.

On at least a quarterly basis, management convenes the Bank’s forecasting team which is responsible for reviewing the economic forecast model inputs and outputs and approving the resulting economic adjustment. The model uses a multi-variable econometric model to produce factors that modify the long-run default/loss rate assumptions used in the CECL model. These factors are applied to calculate the economic adjustment over the Reasonable and Supportable Forecast Period.  At the meeting, management is presented with the economic forecast model input and output as well as the resulting economic adjustment.

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

Regarding accrued interest receivable, the Company made accounting policy elections to (1) not measure an ACL on accrued interest receivable, (2) write-off accrued interest receivable by reversing interest income and (3) present accrued interest receivable separately from the related financial asset on the balance sheet. Furthermore, regarding collateral-dependent financial assets, the Company elected the practical expedient to use the fair value of collateral less estimated selling costs at the reporting date when recording the net carrying amount of the asset and determining the ACL for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date.

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

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new carrying value. The Company charges losses arising upon the acquisition of the property against the ACL. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded as a recovery of previous amounts written off to the ACL and then as a gain on initial transfer in other noninterest income thereafter. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Any write-downs or losses from the subsequent disposition of such properties are included in other noninterest income. Gains recognized on the sale of such properties are included in other noninterest income.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company performs impairment testing of goodwill, an indefinite-lived intangible asset, as required under GAAP on an annual basis in the fourth quarter or when circumstances change that indicate that a potential impairment may have occurred. The Company has assigned goodwill to its operating segments for impairment testing purposes. The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment testing. The quantitative impairment test identifies potential impairments at the reporting unit level by comparing the estimated fair value of each identified reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the carrying amount exceeds the estimated fair value, an impairment exists, and an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2024, 2023 and 2022.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2024, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $7.7 million, $7.6 million, and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This update expands the population of tax equity investments for which a reporting entity may elect to apply the proportional amortization method (“PAM”). Under legacy guidance, an entity can only elect to apply the PAM to investments in low-income housing tax credit (“LIHTC”) structures. This update permits an entity to make an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the PAM if certain conditions are met. An accounting policy election is made to apply the PAM on a tax credit program-by-program basis rather than electing to apply the PAM at the reporting entity level or to individual investments. By applying the PAM, a reporting entity must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credits received. For all tax equity investments accounted for using the PAM, this update also requires the use of the delayed equity contribution guidance. LIHTC investments not accounted for using the PAM will no longer be permitted to use the delayed equity contribution guidance. In addition, LIHTC investments accounted for using the equity method must apply the impairment guidance in Subtopic 323-10, Investments—Equity Method and Joint Ventures—Overall. Further, LIHTC investments that are not accounted for using the PAM or the equity method must use the guidance in Topic 321, Investments—Equity Securities, when accounting for equity investments. In addition, the amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the PAM, including investments within that elected program that do not meet the conditions to apply the PAM. Such disclosures include the nature of its tax equity investments and the effect of such investments and related income tax credits and other income tax benefits on its financial position and results of operations. The Company adopted the provisions of ASU No. 2023-02 on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements. See “Note 7. Other Assets” for required disclosures related to this new guidance.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. In addition, the amendments clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and expand interim disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments are effective for the Company’s annual reporting periods beginning January 1, 2024 and interim periods within annual reporting periods beginning January 1, 2025, and requires retrospective application to all prior periods presented in the financial statements. The Company presented the newly required annual disclosures in this Annual Report on Form 10-K for the year ended December 31, 2024. The Company adopted the amendments related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. The adoption of the provisions of ASU No. 2023-07 enhanced the Company’s disclosures in its Reportable Operating Segments footnote but did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2024. See “Note 22. Reportable Operating Segments” for required disclosures related to this new guidance.

Recent Accounting Pronouncements

The following ASUs have been issued by the FASB and are applicable to the Company in future reporting periods.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardizing and disaggregating rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for the Company’s annual periods beginning January 1, 2025. The Company adopted the amendments of ASU No. 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of the provisions of ASU No. 2023-09 will impact the Company’s disclosures in its Income Taxes footnote but did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period which include, for example, employee compensation, depreciation, and intangible asset amortization. In addition, certain expense amounts already required to be disclosed under current GAAP will need to be presented within the same disclosure as the other disaggregation requirements prescribed by this ASU. Public entities will also be required to disclose: (1) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (2) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The FASB also issued ASU No. 2025-01 in January 2025 to clarify that the effective date of ASU No. 2024-03 for public entities is for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Further, ASU No. 2024-03 is applied prospectively to financial statements issued for reporting periods beginning after the effective date, meaning that the disclosures required under ASU No. 2024-03 do not need to be included in the financial statements for reporting periods beginning before the effective date that are presented for comparative purposes. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

2. Transactions with Related Parties

In the normal course of business, the Company makes loans to executive officers and directors of the Company and its subsidiary. These loans are made on terms no less favorable to the Company than those prevailing at the time for comparable transactions with unrelated persons or, in the case of certain residential real estate loans, on terms that are widely available to employees of the Company who are not directors or executive officers.

Changes in the loans to such executive officers and directors during 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of year	$53,032	$57,247	$86,035
New loans made	7,621	5,884	10,776
Repayments	(5,793)	(10,099)	(39,564)
Balance at end of year	$54,860	$53,032	$57,247

3. Investment Securities

As of December 31, 2024 and 2023, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2024 and 2023, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2024 and 2023 were as follows:

	2024				2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency debt securities	$8,170	$—	$(23)	$8,147	$33,169	$—	$(666)	$32,503
Government-sponsored enterprises debt securities	—	—	—	—	20,000	—	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	37,473	—	(1,614)	35,859	11,303	—	(1,121)	10,182
Residential - Government-sponsored enterprises	840,836	—	(102,723)	738,113	895,421	—	(112,124)	783,297
Commercial - Government agency	249,348	—	(53,223)	196,125	268,944	—	(50,270)	218,674
Commercial - Government-sponsored enterprises	48,015	—	(3,107)	44,908	93,459	—	(7,028)	86,431
Commercial - Non-agency	22,000	83	—	22,083	21,964	—	(281)	21,683
Collateralized mortgage obligations:
Government agency	452,038	—	(54,914)	397,124	538,718	—	(67,568)	471,150
Government-sponsored enterprises	359,416	—	(48,734)	310,682	425,826	—	(61,856)	363,970
Collateralized loan obligations	173,152	323	—	173,475	249,871	43	(2,060)	247,854
Total available-for-sale securities	$2,190,448	$406	$(264,338)	$1,926,516	$2,558,675	$43	$(303,382)	$2,255,336

Government agency debt securities	$49,267	$—	$(5,398)	$43,869	$52,051	$—	$(4,497)	$47,554
Mortgage-backed securities:
Residential - Government agency	40,888	—	(6,579)	34,309	43,885	—	(5,189)	38,696
Residential - Government-sponsored enterprises	92,573	—	(14,854)	77,719	99,379	—	(11,013)	88,366
Commercial - Government agency	31,009	—	(8,666)	22,343	30,795	—	(7,017)	23,778
Commercial - Government-sponsored enterprises	1,114,549	201	(149,244)	965,506	1,129,738	195	(130,757)	999,176
Collateralized mortgage obligations:
Government agency	907,565	—	(126,020)	781,545	989,130	—	(109,471)	879,659
Government-sponsored enterprises	1,500,212	—	(210,721)	1,289,491	1,642,274	—	(193,897)	1,448,377
Debt securities issued by states and political subdivisions	54,587	—	(6,860)	47,727	54,197	—	(4,947)	49,250
Total held-to-maturity securities	$3,790,650	$201	$(528,342)	$3,262,509	$4,041,449	$195	$(466,788)	$3,574,856

Accrued interest receivable related to available-for-sale investment securities was $5.6 million and $7.2 million as of December 31, 2024 and 2023, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.6 million and $7.0 million as of December 31, 2024 and 2023, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s consolidated balance sheets.

Proceeds from calls and sales of investment securities were $73.5 million and $264.3 million, respectively, for the year ended December 31, 2024. Including the 2023 sale of Visa Class B restricted shares described below, proceeds from calls and sales of investment securities were $8.3 million and $551.6 million, respectively, for the year ended December 31, 2023. Proceeds from calls and sales of investment securities were $1.7 million and nil, respectively, for the year ended December 31, 2022. The Company recorded gross realized gains of nil, $40.8 million and nil for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded gross realized losses of $26.2 million, $40.0 million and nil for the years ended December 31, 2024, 2023 and 2022, respectively. The income tax benefit related to the Company’s net realized losses on the sale of investment securities was $7.0 million for the year ended December 31, 2024. The income tax expense related to the Company’s net realized gains on the sale of investment securities was $0.2 million and nil for the years ended December 31, 2023 and 2022, respectively. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $110.9 million, $134.5 million and $128.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income from non-taxable investment securities was $12.8 million, $13.2 million and $13.8 million for the years ended December 31, 2024, 2023 and 2022.

The amortized cost and fair value of debt securities issued by the U.S. Treasury, government agencies, government-sponsored enterprises and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of December 31, 2024, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$8,170	$8,147
Due after one year through five years	9,275	9,296
Due after five years through ten years	146,351	146,596
Due after ten years	39,526	39,666
	203,322	203,705

Mortgage-backed securities:
Residential - Government agency	37,473	35,859
Residential - Government-sponsored enterprises	840,836	738,113
Commercial - Government agency	249,348	196,125
Commercial - Government-sponsored enterprises	48,015	44,908
Total mortgage-backed securities	1,175,672	1,015,005
Collateralized mortgage obligations:
Government agency	452,038	397,124
Government-sponsored enterprises	359,416	310,682
Total collateralized mortgage obligations	811,454	707,806
Total available-for-sale securities	$2,190,448	$1,926,516

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	52,531	47,264
Due after ten years	51,323	44,332
	103,854	91,596

Mortgage-backed securities:
Residential - Government agency	40,888	34,309
Residential - Government-sponsored enterprises	92,573	77,719
Commercial - Government agency	31,009	22,343
Commercial - Government-sponsored enterprises	1,114,549	965,506
Total mortgage-backed securities	1,279,019	1,099,877
Collateralized mortgage obligations:
Government agency	907,565	781,545
Government-sponsored enterprises	1,500,212	1,289,491
Total collateralized mortgage obligations	2,407,777	2,071,036
Total held-to-maturity securities	$3,790,650	$3,262,509

At December 31, 2024, pledged securities totaled $3.8 billion, of which $2.1 billion was pledged to secure borrowing capacity, $1.7 billion was pledged to secure public deposits and $19.3 million was pledged to secure other financial transactions. At December 31, 2023, pledged securities totaled $5.0 billion, of which $2.6 billion was pledged to secure public deposits, $2.3 billion was pledged to secure borrowing capacity and $183.0 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2024 and 2023.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 159 and 222 individual securities in each category have been in a continuous loss position as of December 31, 2024 and 2023, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(23)	$8,147	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	(154)	27,127	(1,460)	8,732	(1,614)	35,859
Residential - Government-sponsored enterprises	(2,997)	116,084	(99,726)	622,029	(102,723)	738,113
Commercial - Government agency	—	—	(53,223)	196,125	(53,223)	196,125
Commercial - Government-sponsored enterprises	—	—	(3,107)	44,908	(3,107)	44,908
Collateralized mortgage obligations:
Government agency	(712)	76,968	(54,202)	310,171	(54,914)	387,139
Government-sponsored enterprises	(912)	57,509	(47,822)	253,173	(48,734)	310,682
Total available-for-sale securities with unrealized losses	$(4,775)	$277,688	$(259,563)	$1,443,285	$(264,338)	$1,720,973

	Time in Continuous Loss as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Treasury and government agency debt securities	$—	$—	$(666)	$32,503	$(666)	$32,503
Government-sponsored enterprises debt securities	—	—	(408)	19,592	(408)	19,592
Mortgage-backed securities:
Residential - Government agency	—	—	(1,121)	10,182	(1,121)	10,182
Residential - Government-sponsored enterprises	—	—	(112,124)	783,297	(112,124)	783,297
Commercial - Government agency	—	—	(50,270)	218,674	(50,270)	218,674
Commercial - Government-sponsored enterprises	—	—	(7,028)	86,431	(7,028)	86,431
Commercial - Non-agency	—	—	(281)	21,683	(281)	21,683
Collateralized mortgage obligations:
Government agency	—	—	(67,568)	471,150	(67,568)	471,150
Government-sponsored enterprises	—	—	(61,856)	363,970	(61,856)	363,970
Collateralized loan obligations	(564)	63,667	(1,496)	163,126	(2,060)	226,793
Total available-for-sale securities with unrealized losses	$(564)	$63,667	$(302,818)	$2,170,608	$(303,382)	$2,234,275

At December 31, 2024 and 2023, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of December 31, 2024 and 2023, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of December 31, 2024 and 2023, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government, its agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2024 and 2023.

In the fourth quarter of 2023, the Company recorded a $40.8 million net realized gain related to the sale of approximately 120,000 Visa Class B restricted shares. The Company did not hold any Visa Class B restricted shares as of both December 31, 2024 and 2023.

4. Loans and Leases

As of December 31, 2024 and 2023, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,247,428	$2,165,349
Commercial real estate	4,463,992	4,340,243
Construction	918,326	900,292
Residential:
Residential mortgage	4,168,154	4,283,315
Home equity line	1,151,739	1,174,588
Total residential	5,319,893	5,457,903
Consumer	1,023,969	1,109,901
Lease financing	434,650	379,809
Total loans and leases	$14,408,258	$14,353,497

Outstanding loan balances are reported net of deferred loan costs and fees of $53.2 million and $57.5 million at December 31, 2024 and 2023, respectively.

Accrued interest receivable related to loans and leases was $67.7 million and $70.1 million as of December 31, 2024 and 2023, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheets.

As of December 31, 2024, residential real estate loans and commercial real estate loans totaling $5.0 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.6 billion were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2023, residential real estate loans and commercial real estate loans  totaling $4.5 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.3 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $5.9 million and $6.9 million at December 31, 2024 and 2023, respectively.

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

During the second quarter of 2024, the Company updated its methodology for one of its quantitative models to estimate the total ACL (inclusive of the allowance for credit losses for loans and leases and the reserve for unfunded commitments) by changing from a one-variable forward-looking macroeconomic outlook model to a multi-variable forward-looking macroeconomic outlook model. The impact of this update was a reduction to the total ACL of $9.0 million as of June 30, 2024. Additionally, the Company updated certain components of its qualitative adjustments, resulting in a $5.8 million increase to the total ACL as of June 30, 2024. The net impact of these updates was a net $3.2 million decrease to the total ACL as of June 30, 2024. During the fourth quarter of 2024, the Company also changed its framework for the single family residential portfolio to utilize a Loss Probability/Loss Severity framework (previously a Probability of Default/Loss Given Default framework). The impact of this change resulted in a $0.6 million decrease to the total ACL as of December 31, 2024. The Company’s methodology is more fully described in Note 1. Organization and Summary of Significant Accounting Policies.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(3,615)	(400)	—	—	—	—	(18,002)	(22,017)
Recoveries	919	—	—	—	119	274	7,057	8,369
Provision	4,072	(2,920)	(1,822)	515	2,231	(1,797)	17,229	17,508
Balance at end of year	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393

	Year Ended December 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(3,482)	(2,500)	—	—	(122)	(292)	(17,110)	(23,506)
Recoveries	3,346	—	—	—	141	702	7,090	11,279
Provision	528	2,634	4,549	203	1,686	3,022	12,238	24,860
Balance at end of year	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533

	Year Ended December 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$20,080	$42,951	$9,773	$1,659	$34,364	$5,642	$42,793	$157,262
Charge-offs	(2,012)	(750)	—	—	(103)	(1,175)	(16,848)	(20,888)
Recoveries	897	14	—	60	418	713	7,545	9,647
Provision	(4,401)	1,595	(3,930)	(168)	496	3,116	1,171	(2,121)
Balance at end of year	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision	(1,004)	(784)	(230)	—	(21)	(696)	(23)	(2,758)
Balance at end of year	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847

	Year Ended December 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision	1,305	(217)	578	—	(6)	106	4	1,770
Balance at end of year	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605

	Year Ended December 31, 2022
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$8,615	$2,114	$8,963	$—	$15	$10,546	$69	$30,322
Provision	(804)	(110)	(1,493)	—	15	5,937	(32)	3,513
Balance at end of year	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2024 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$163,980	$73,554	$185,433	$249,532	$17,775	$256,119	$1,118,075	$14,336	$2,078,804
Special Mention	808	2,385	1,209	68	300	1,322	41,520	—	47,612
Substandard	—	—	8,096	196	309	1,114	26,089	—	35,804
Other (1)	17,132	8,928	6,937	2,797	765	1,279	47,370	—	85,208
Total Commercial and Industrial	181,920	84,867	201,675	252,593	19,149	259,834	1,233,054	14,336	2,247,428
Current period gross charge-offs	—	578	335	105	221	2,376	—	—	3,615

Commercial Real Estate
Risk rating:
Pass	322,405	369,948	832,005	634,722	308,156	1,720,243	116,682	7,703	4,311,864
Special Mention	9,014	2,252	7,510	41,399	3,265	10,860	11,861	—	86,161
Substandard	—	—	54,952	1,002	—	9,732	148	—	65,834
Other (1)	—	—	—	—	—	133	—	—	133
Total Commercial Real Estate	331,419	372,200	894,467	677,123	311,421	1,740,968	128,691	7,703	4,463,992
Current period gross charge-offs	—	—	—	—	—	400	—	—	400

Construction
Risk rating:
Pass	91,583	198,382	332,000	186,682	41,596	13,824	14,972	—	879,039
Special Mention	—	—	—	—	—	155	—	—	155
Other (1)	12,482	9,688	10,861	1,561	1,199	2,644	697	—	39,132
Total Construction	104,065	208,070	342,861	188,243	42,795	16,623	15,669	—	918,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	149,615	101,684	60,898	14,328	17,703	84,663	—	—	428,891
Special Mention	—	—	—	220	—	—	—	—	220
Substandard	4,657	565	317	—	—	—	—	—	5,539
Total Lease Financing	154,272	102,249	61,215	14,548	17,703	84,663	—	—	434,650
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$771,676	$767,386	$1,500,218	$1,132,507	$391,068	$2,102,088	$1,377,414	$22,039	$8,064,396
Current period gross charge-offs	$—	$578	$335	$105	$221	$2,776	$—	$—	$4,015

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$168,067	$187,710	$492,845	$946,390	$498,443	$1,115,557	$—	$—	$3,409,012
680 - 739	18,368	34,901	65,735	103,622	57,369	138,469	—	—	418,464
620 - 679	1,726	4,380	23,556	19,355	14,058	40,471	—	—	103,546
550 - 619	—	820	6,526	7,745	4,042	13,783	—	—	32,916
Less than 550	—	734	775	2,264	1,559	6,342	—	—	11,674
No Score (3)	13,211	6,719	16,839	9,916	5,518	45,604	—	—	97,807
Other (2)	9,456	12,404	16,564	14,311	10,769	28,812	2,419	—	94,735
Total Residential Mortgage	210,828	247,668	622,840	1,103,603	591,758	1,389,038	2,419	—	4,168,154
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	925,749	1,652	927,401
680 - 739	—	—	—	—	—	—	161,523	1,030	162,553
620 - 679	—	—	—	—	—	—	39,235	1,220	40,455
550 - 619	—	—	—	—	—	—	13,006	416	13,422
Less than 550	—	—	—	—	—	—	5,993	563	6,556
No Score (3)	—	—	—	—	—	—	1,352	—	1,352
Total Home Equity Line	—	—	—	—	—	—	1,146,858	4,881	1,151,739
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Residential Lending	$210,828	$247,668	$622,840	$1,103,603	$591,758	$1,389,038	$1,149,277	$4,881	$5,319,893
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Lending
FICO:
740 and greater	92,329	65,738	84,007	44,192	14,607	6,897	101,938	106	409,814
680 - 739	68,371	46,533	44,504	21,829	7,652	5,278	86,935	509	281,611
620 - 679	30,618	17,728	19,942	10,252	4,195	4,152	50,544	775	138,206
550 - 619	6,108	6,768	9,312	5,702	2,574	3,106	15,641	778	49,989
Less than 550	2,012	3,950	5,572	3,594	1,591	1,830	5,311	593	24,453
No Score (3)	1,881	106	38	—	7	9	38,932	176	41,149
Other (2)	—	—	277	887	99	956	76,528	—	78,747
Total Consumer Lending	$201,319	$140,823	$163,652	$86,456	$30,725	$22,228	$375,829	$2,937	$1,023,969
Current period gross charge-offs	$732	$2,055	$2,606	$1,388	$676	$2,685	$7,168	$692	$18,002

Total Loans and Leases	$1,183,823	$1,155,877	$2,286,710	$2,322,566	$1,013,551	$3,513,354	$2,902,520	$29,857	$14,408,258
Current period gross charge-offs	$732	$2,633	$2,941	$1,493	$897	$5,461	$7,168	$692	$22,017
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of December 31, 2024, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of December 31, 2024, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Loss as of December 31, 2024 and 2023.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of December 31, 2024 and 2023, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	December 31, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,481	$563	$1,595	$3,639	$2,243,789	$2,247,428	$1,432
Commercial real estate	—	—	153	153	4,463,839	4,463,992	—
Construction	434	1,179	536	2,149	916,177	918,326	536
Lease financing	—	—	—	—	434,650	434,650	—
Residential mortgage	19,971	7,478	9,392	36,841	4,131,313	4,168,154	1,317
Home equity line	5,647	972	3,945	10,564	1,141,175	1,151,739	—
Consumer	17,591	3,946	2,734	24,271	999,698	1,023,969	2,734
Total	$45,124	$14,138	$18,355	$77,617	$14,330,641	$14,408,258	$6,019

	December 31, 2023
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,611	$349	$1,464	$4,424	$2,160,925	$2,165,349	$494
Commercial real estate	—	196	300	496	4,339,747	4,340,243	300
Construction	25,191	—	—	25,191	875,101	900,292	—
Lease financing	—	—	—	—	379,809	379,809	—
Residential mortgage	5,244	1,475	4,720	11,439	4,271,876	4,283,315	—
Home equity line	5,940	624	3,550	10,114	1,164,474	1,174,588	—
Consumer	23,259	3,897	2,702	29,858	1,080,043	1,109,901	2,702
Total	$62,245	$6,541	$12,736	$81,522	$14,271,975	$14,353,497	$3,496

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

The amortized cost basis of loans and leases on nonaccrual status as of December 31, 2024 and 2023 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$329
Commercial real estate	—	411
Residential mortgage	4,495	12,768
Home equity line	501	7,171
Total Nonaccrual Loans and Leases	$4,996	$20,679

	December 31, 2023
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$970
Commercial real estate	2,685	2,953
Residential mortgage	2,667	7,620
Home equity line	1,163	7,052
Total Nonaccrual Loans and Leases	$6,515	$18,595

During the years ended December 31, 2024, 2023 and 2022, the Company recognized interest income of $1.1 million, $0.6 million and $0.4 million, respectively, on nonaccrual loans and leases. Furthermore, for the years ended December 31, 2024, 2023 and 2022, the amount of accrued interest receivables written off by reversing interest income was $1.1 million, $1.0 million and $0.9 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2024 and 2023, the amortized cost basis of collateral-dependent loans was $39.1 million and $11.1 million, respectively. As of December 31, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis. As of December 31, 2023, these loans were primarily collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of December 31, 2024 and 2023, related to loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023, respectively:

	Interest Rate Reduction
	Year Ended December 31,		Year Ended December 31,
	2024		2023
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%	$5	n/m	%
Consumer	1,485	0.15	1,161	0.10
Total	$1,485	0.01%	$1,166	0.01%

n/m  – Represents less than 0.01% of total class of financing receivable.

(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

	Term Extension
	Year Ended December 31,		Year Ended December 31,
	2024		2023
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$456	0.02%	$524	0.02%
Commercial real estate	1,861	0.04	3,114	0.07
Construction	—	—	665	0.07
Residential mortgage	1,057	0.03	1,410	0.03
Consumer	263	0.03	135	0.01
Total	$3,637	0.03%	$5,848	0.04%
(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

	Other-Than-Insignificant Payment Delay
	Year Ended December 31,		Year Ended December 31,
	2024		2023
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Residential mortgage	$1,966	0.05%	$—	—%
Total	$1,966	0.01%	$—	—%
(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023, respectively:

Interest Rate Reduction
Financial Effect
	Year Ended December 31, 2024	Year Ended December 31, 2023
Commercial real estate	—	Reduced weighted-average contractual interest rate by 0.75%.
Consumer	Reduced weighted-average contractual interest rate by 13.47%.	Reduced weighted-average contractual interest rate by 13.01%.

Term Extension
Financial Effect
	Year Ended December 31, 2024	Year Ended December 31, 2023
Commercial and industrial	Added a weighted-average 3.6 years to the life of loans.	Added a weighted-average 2.1 years to the life of loans.
Commercial real estate	Added a weighted-average 0.8 years to the life of loans.	Added a weighted-average 2.1 years to the life of loans.
Construction	—	Added a weighted-average 1.0 years to the life of loans.
Residential mortgage	Added a weighted-average 0.8 years to the life of loans.	Added a weighted-average 2.1 years to the life of loans.
Consumer	Added a weighted-average 4.7 years to the life of loans.	Added a weighted-average 3.8 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Year Ended December 31, 2024	Year Ended December 31, 2023
Residential mortgage	Deferred a weighted-average of $342 thousand in loan payments.	—

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of December 31, 2024 and 2023, of loans that had a payment default during the years ended December 31, 2024 and 2023, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Year Ended December 31, 2024		Year Ended December 31, 2023
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$121	$—	$—
Residential mortgage	—	316	—	—
Consumer	807	26	318	6
Total	$807	$463	$318	$6
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of December 31, 2024 and 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	December 31, 2024
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$456	$456
Commercial real estate	—	—	—	—	1,861	1,861
Residential mortgage	—	—	316	316	2,707	3,023
Consumer	120	269	104	493	1,255	1,748
Total	$120	$269	$420	$809	$6,279	$7,088

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

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.0 billion and $6.5 billion as of December 31, 2024 and 2023, respectively. Of the $6.0 billion at December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2024. Of the $6.5 billion at December 31, 2023, there were commitments of $5.0 million to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction or a term extension during the year ended December 31, 2023.

Troubled Debt Restructuring Disclosures Prior to Adoption of ASU No. 2022-02

Prior to the adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulty as a troubled debt restructuring (“TDR”). On January 1, 2023, the Company adopted ASU No. 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were restructured in a TDR prior to the adoption of ASU No. 2022-02 will continue to be accounted for under the historical TDR accounting until the loan is paid off or subsequently modified. The disclosures below related to TDRs for prior periods are presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.

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

The following presents, by class, information related to loans modified in a TDR during the year ended December 31, 2022, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors:

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

The following table presents, by class, loans modified in TDRs that have defaulted during the year ended December 31, 2022 within 12 months of their permanent modification date for the year indicated, presented in accordance with Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The Company was reporting these defaulted TDRs based on a payment default definition of 30 days past due:

	Year Ended December 31, 2022
	Number of	Recorded
(dollars in thousands)	Contracts(1)	Investment(2)
Commercial and industrial	2	$541
Consumer	213	2,623
Total	215	$3,164
(1)	The number of contracts does not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.
(2)	The recorded investment balances reflect all partial paydowns and charge-offs since the modification date and do not include TDRs that have been fully paid off, charged off or foreclosed upon by the end of the year.

Foreclosed Property

As of both December 31, 2024 and 2023, there were no residential real estate properties held from foreclosed residential mortgage loans.

6. Premises and Equipment

At December 31, 2024 and 2023, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2024	2023
Buildings	$294,574	$294,401
Furniture and equipment	86,991	82,807
Land	100,619	97,306
Leasehold improvements	71,345	58,963
Total premises and equipment	553,529	533,477
Less: Accumulated depreciation and amortization	264,999	252,016
Net book value	$288,530	$281,461

Depreciation and amortization expenses included in occupancy and equipment expenses for 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Occupancy	$8,009	$8,336	$9,192
Equipment	5,780	5,249	6,126
Total	$13,789	$13,585	$15,318

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

The carrying amount of goodwill reported in two of the Company’s reporting segments as of December 31, 2024 and 2023 were as shown below. The Treasury and Other segment is not assigned goodwill.

	Retail	Commercial
(in thousands)	Banking	Banking	Total
December 31, 2024	$687,492	$308,000	$995,492
December 31, 2023	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2024, 2023 and 2022.

Bank-Owned Life Insurance

During 2024, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $242.0 million was transferred into new policies during the year ended December 31, 2024. No gain or loss was recognized as part of these exchanges. There were no policies exchanged during the year ended December 31, 2023.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.3 billion as of both December 31, 2024 and 2023. Servicing fees include contractually specified fees, late charges and ancillary fees and were $3.2 million, $3.4 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization of MSRs was $1.0 million, $1.1 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Year ending December 31:
Under one year	$758
One to two years	669
Two to three years	589
Three to four years	519
Four to five years	460

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2024	2023
Gross carrying amount	$69,903	$69,515
Less: accumulated amortization	64,825	63,816
Net carrying value	$5,078	$5,699

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of year	$5,699	$6,562
Originations	388	242
Amortization	(1,009)	(1,105)
Balance at end of year	$5,078	$5,699
Fair value of amortized MSRs at beginning of year	$14,308	$15,193
Fair value of amortized MSRs at end of year	$13,404	$14,308
Balance of loans serviced for others	$1,258,268	$1,325,171

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2024, 2023 and 2022.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2024				December 31, 2023
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.99%	-	11.77%	7.16%	6.87%	-	11.53%	7.04%
Life in years (of the MSR)	4.14	-	7.02	6.94	4.30	-	7.22	7.09
Weighted-average coupon rate	3.71%	-	5.66%	3.80%	3.57%	-	5.81%	3.73%
Discount rate	10.35%	-	10.94%	10.40%	10.40%	-	10.60%	10.52%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Low-Income Housing Tax Credit Investments

The Company had $235.5 million and $206.9 million in affordable housing and other tax credit investment partnership interests as of December 31, 2024 and 2023, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $27.9 million, $23.5 million and $24.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. The affordable housing tax credits and other benefits recognized were $38.1 million, $31.1 million and $26.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, and were included in the provision for income taxes on the consolidated statements of income and net income on the consolidated statements of cash flows.

Unfunded commitments to fund these investments were $98.7 million and $80.7 million as of December 31, 2024 and 2023, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

Other

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $21.4 million and $32.6 million as of December 31, 2024 and 2023, respectively.

Capitalized internal-use software was included as a component of other assets on the consolidated balance sheets. As of December 31, 2024, total capitalized internal-use software was $47.1 million with an accumulated amortization of $34.1 million for a net book value of $13.0 million. As of December 31, 2023, total capitalized internal-use software was $39.5 million with an accumulated amortization of $28.7 million for a net book value of $10.8 million. Total amortization expense for all capitalized internal-use software was recorded in other noninterest expense on the consolidated statements of income and was $5.4 million, $5.0 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Capitalized implementation costs associated with hosting arrangements that are service contracts were included as a component of other assets on the consolidated balance sheets. As of December 31, 2024, total capitalized implementation costs amounted to $137.4 million with an accumulated amortization of $37.7 million for a net book value of $99.7 million. As of December 31, 2023, total capitalized implementation costs amounted to $132.6 million with an accumulated amortization of $21.2 million for a net book value of $111.4 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts was recorded in equipment expense on the consolidated statements of income and was $16.5 million, $13.5 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2024 and 2023 were as follows:

	December 31,
(dollars in thousands)	2024	2023
Public deposits	$1,729,131	$2,571,359
Federal Home Loan Bank	4,959,298	4,495,266
Federal Reserve Bank	3,605,233	4,074,093
ACH transactions	—	137,101
Interest rate swaps	385	575
Total	$10,294,047	$11,278,394

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted as of December 31, 2024 and 2023. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2024 and 2023, deposits were categorized as interest-bearing or noninterest-bearing as follows:

	December 31,
(dollars in thousands)	2024	2023
U.S.:
Interest-bearing	$12,013,597	$12,731,915
Noninterest-bearing	6,169,833	6,609,483
Foreign:
Interest-bearing	1,333,471	1,017,180
Noninterest-bearing	805,315	974,079
Total deposits	$20,322,216	$21,332,657

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2024:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$816,143	$744,093	$1,560,236
Over three through six months	673,728	387,894	1,061,622
Over six through twelve months	374,611	191,536	566,147
2026	37,854	6,451	44,305
2027	21,893	6,804	28,697
2028	15,020	2,392	17,412
2029	12,710	6,666	19,376
Thereafter	241	334	575
Total	$1,952,200	$1,346,170	$3,298,370

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.3 billion and $1.8 billion as of December 31, 2024 and 2023, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.9 million and $2.5 million as of December 31, 2024 and 2023, respectively.

10. Short-Term Borrowings

As of December 31, 2024 and 2023, short-term borrowings were comprised of the following:

	December 31,
(dollars in thousands)	2024	2023
Short-term FHLB fixed-rate advances(1)	$250,000	$500,000
Total short-term borrowings	$250,000	$500,000
(1)	Interest is payable monthly.

As of December 31, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% maturing in September 2025. The FHLB fixed-rate advance requires monthly interest-only payments with the principal amount due on the maturity date.

As of December 31, 2023, the Company’s short-term borrowings consisted of $500.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.71% that matured in September 2024. The FHLB fixed-rate advances required monthly interest-only payments with the principal amount due on the maturity date.

As of December 31, 2024 and 2023, the Company had a remaining line of credit of $2.8 billion and $2.5 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company had an undrawn line of credit of $3.0 billion and $3.3 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both December 31, 2024 and 2023. See “Note 8. Transfers of Financial Assets” for more information.

The table below provides selected information for short-term borrowings during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	4.35%
Highest month-end balance	$—	$150,000	$75,000
Average outstanding balance	$—	$17,247	$11,521
Weighted-average interest rate paid	—%	4.45%	4.08%
Short-term FHLB repo advance:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$400,000	$—
Average outstanding balance	$—	$116,918	$—
Weighted-average interest rate paid	—%	5.25%	—%
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at December 31,	4.16%	4.71%	—%
Highest month-end balance	$500,000	$500,000	$—
Average outstanding balance	$424,863	$144,932	$—
Weighted-average interest rate paid	4.70%	4.75%	—%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. The Company did not enter into any repurchase agreements in 2024 and 2023.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Year ended December 31, 2024
Pension and other benefits:
Net actuarial gains arising during the year	3,939	(1,051)	2,888
Amortization of net loss included in net income	826	(220)	606
Net change in pension and other benefits	4,765	(1,271)	3,494
Investment securities:
Unrealized net gains arising during the year	13,236	(3,532)	9,704
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	45,155	(12,045)	33,110
Investment securities losses, net	26,171	(6,981)	19,190
Net change in investment securities	84,562	(22,558)	62,004
Cash flow derivative hedges:
Unrealized net losses arising during the year	(845)	225	(620)
Reclassification of net losses included in net income	1,825	(487)	1,338
Net change in cash flow derivative hedges	980	(262)	718
Other comprehensive income	90,307	(24,091)	66,216
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Year ended December 31, 2023
Pension and other benefits:
Net actuarial losses arising during the year	(1,063)	284	(779)
Amortization of net loss included in net income	1,142	(305)	837
Net change in pension and other benefits	79	(21)	58
Investment securities:
Unrealized net gains arising during the year	55,141	(14,709)	40,432
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	48,190	(12,855)	35,335
Investment securities losses, net	39,986	(10,666)	29,320
Net change in investment securities	143,317	(38,230)	105,087
Cash flow derivative hedges:
Unrealized net losses arising during the year	(940)	251	(689)
Reclassification of net losses included in net income	6,257	(1,669)	4,588
Net change in cash flow derivative hedges	5,317	(1,418)	3,899
Other comprehensive income	148,713	(39,669)	109,044
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2021	$(165,967)	$44,274	$(121,693)
Year ended December 31, 2022
Pension and other benefits:
Net actuarial gains arising during the year	20,710	(5,524)	15,186
Amortization of net loss included in net income	5,146	(1,373)	3,773
Net change in pension and other benefits	25,856	(6,897)	18,959
Investment securities:
Unrealized net losses arising during the year	(773,667)	206,376	(567,291)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	48,378	(12,905)	35,473
Net change in investment securities	(725,289)	193,471	(531,818)
Cash flow derivative hedges:
Unrealized net losses arising during the year	(6,710)	1,790	(4,920)
Reclassification of net losses included in net income:	297	(79)	218
Net change in cash flow derivative hedges	(6,413)	1,711	(4,702)
Other comprehensive loss	(705,846)	188,285	(517,561)
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the years indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Income (Loss)
Year Ended December 31, 2024
Balance at beginning of year	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive income	3,494	28,894	33,110	718	66,216
Balance at end of year	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)

Year Ended December 31, 2023
Balance at beginning of year	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive income	58	69,752	35,335	3,899	109,044
Balance at end of year	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)

Year Ended December 31, 2022
Balance at beginning of year	$(24,390)	$(97,303)	$—	$—	$(121,693)
Unrealized net losses related to the transfer of securities from available-for-sale to held-to-maturity	—	372,419	(372,419)	—	—
Other comprehensive income (loss)	18,959	(567,291)	35,473	(4,702)	(517,561)
Balance at end of year	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)

As of December 31, 2024, 2023 and 2022, the Company did not have any available-for-sale debt securities in an unrealized loss position with the intent to sell and determined it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis. Thus, for the years ended December 31, 2024, 2023 and 2022, there was no incremental non-credit-related impairment loss recognized in earnings on these securities.

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2024 and 2023:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,083,938	12.80%	$2,070,403	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,083,938	12.80%	2,070,403	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,277,178	13.99%	2,263,643	13.90%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,083,938	9.14%	2,070,403	9.08%	4.00%	5.00%

December 31, 2023:
Common equity tier 1 capital to risk-weighted assets	$2,020,784	12.39%	$2,006,393	12.30%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,020,784	12.39%	2,006,393	12.30%	6.00%	8.00%
Total capital to risk-weighted assets	2,212,922	13.57%	2,198,531	13.48%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,020,784	8.64%	2,006,393	8.57%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

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

As of December 31, 2024, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized and exceeded the aforementioned capital conservation buffer. Management is not aware of any conditions or events that have occurred since December 31, 2024, to change the capital adequacy category of the Company or the Bank.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In January 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on February 28, 2025 to shareholders of record at the close of business on February 14, 2025.

13. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 39 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

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

The components of the Company’s net lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Operating lease expense	$8,665	$8,167	$8,883
Short-term lease expense	—	26	26
Variable lease expense	2,177	2,112	2,135
Finance lease expense:
Amortization of right-of-use assets	—	—	1
Total finance lease expense	—	—	1
Less: Sublease income	(654)	(649)	(637)
Net lease expense	$10,188	$9,656	$10,408

Other information related to the Company’s lease liabilities as of and for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,277	$7,636	$8,418
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5,396	$4,775	$4,676
Weighted Average Remaining Lease Term
Operating leases (years)	20.5	21.3	22.2
Weighted Average Discount Rate
Operating leases	3.22%	3.11%	2.98%

Operating lease right-of-use assets were $60.1 million and $61.3 million as of December 31, 2024 and 2023, respectively, and were recorded as a component of other assets. Operating lease liabilities were $63.0 million and $63.8 million as of December 31, 2024 and 2023, respectively, and were recorded as a component of other liabilities.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2024:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2025	$7,814
2026	6,133
2027	5,126
2028	4,545
2029	4,483
Thereafter	59,712
Total future minimum lease payments	87,813
Less: Imputed interest	(24,793)
Total	$63,020

The Company did not have any operating leases with related parties. As such, there were no lease payments to related parties for each of the years ended December 31, 2024, 2023 and 2022.

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

The Company recognized operating lease income related to lease payments of $6.4 million, $6.2 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the Company recognized $6.2 million, $6.3 million and $6.5 million of lease income related to variable lease payments for the years ended December 31, 2024, 2023 and 2022, respectively.

Certain of the Company’s leases were with related parties for the use of space at the Company’s headquarters office building. There was no rental income paid by the related parties for the years ended December 31, 2024, 2023 and 2022. There are no future minimum rental income from related parties.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2024:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2025	$6,229
2026	5,736
2027	4,031
2028	3,039
2029	2,236
Thereafter	2,969
Total	$24,240

14. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2025 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

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

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.3 million to its postretirement medical and life insurance plans in 2025. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2025.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2024, 2023 and 2022. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2024, 2023 and 2022 were $10.1 million, $9.3 million and $9.2 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $21.7 million, $15.3 million and $15.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive (loss) income during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2024	2023	2022	2024	2023	2022
Amounts arising during the year:
Net loss (gain) on pension assets	$1,190	$(3,246)	$24,047	$—	$—	$—
Net (gain) loss on pension obligations	(4,166)	4,851	(38,949)	(963)	(542)	(5,808)
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(2,209)	(2,818)	(5,643)	1,383	1,676	497
Amount recognized in other comprehensive (loss) income	$(5,185)	$(1,213)	$(20,545)	$420	$1,134	$(5,311)

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2024 and 2023:

	Pension Benefits		Other Benefits
(dollars in thousands)	2024	2023	2024	2023
Net actuarial loss (gain)	$9,414	$14,599	$(6,851)	$(7,271)
Tax impact	(2,511)	(3,894)	1,827	1,939
Ending balance in accumulated other comprehensive loss	$6,903	$10,705	$(5,024)	$(5,332)

The following tables summarize the changes to the projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and the accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2024	2023	2024	2023
Benefit obligation at beginning of year	$153,571	$155,588	$16,784	$16,425
Service cost	—	—	618	545
Interest cost	7,603	8,275	824	844
Actuarial (gain) loss	(4,166)	4,851	(963)	(542)
Benefit payments	(14,851)	(15,143)	(502)	(488)
Benefit obligation at end of year	$142,157	$153,571	$16,761	$16,784

The actuarial gains related to changes in the Company’s PBO for pension benefits and APBO for other benefits are primarily due to changes in discount rates for both years ended December 31, 2024 and 2023.

	Pension Benefits		Other Benefits
(dollars in thousands)	2024	2023	2024	2023
Fair value of plan assets at beginning of year	$77,603	$78,149	$—	$—
Actual return on plan assets	2,322	6,780	—	—
Benefit payments from trust	(7,013)	(7,326)	—	—
Fair value of plan assets at end of year	$72,912	$77,603	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2024 and 2023:

	Pension Benefits		Other Benefits
(dollars in thousands)	2024	2023	2024	2023
Pension assets for overfunded plans	$11,129	$10,533	$—	$—
Pension liabilities for underfunded plans	(80,374)	(86,501)	(16,761)	(16,784)
Funded status	$(69,245)	$(75,968)	$(16,761)	$(16,784)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2024 and 2023:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$61,783	$67,070	$80,374	$86,501	$142,157	$153,571
Accumulated benefit obligation	61,783	67,070	80,374	86,501	142,157	153,571
Fair value of plan assets	72,912	77,603	—	—	72,912	77,603
Overfunded (underfunded) portion of PBO/ABO	11,129	10,533	(80,374)	(86,501)	(69,245)	(75,968)

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

The following table summarizes the change in net actuarial loss (gain) and amortization for the years ended December 31, 2024 and 2023:

	Pension Benefits		Other Benefits
(dollars in thousands)	2024	2023	2024	2023
Net actuarial loss (gain) at beginning of year	$14,599	$15,812	$(7,271)	$(8,405)
Amortization cost	(2,209)	(2,818)	1,383	1,676
Liability (gain) loss	(4,166)	4,851	(963)	(542)
Asset loss (gain)	1,190	(3,246)	—	—
Net actuarial loss (gain) at end of year	$9,414	$14,599	$(6,851)	$(7,271)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2024	2023	2022	2024	2023	2022
Service cost	Salaries and employee benefits	$—	$—	$—	$618	$545	$789
Interest cost	Other noninterest expense	7,603	8,275	5,518	824	844	565
Expected return on plan assets	Other noninterest expense	(3,513)	(3,534)	(3,124)	—	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	2,209	2,818	5,643	(1,383)	(1,676)	(497)
Total net periodic benefit cost		$6,299	$7,559	$8,037	$59	$(287)	$857

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2024	2023	2022
Interest cost	$3,309	$3,643	$2,466
Expected return on plan assets	(3,513)	(3,534)	(3,124)
Recognized net actuarial loss	1,924	2,818	1,906
Total net periodic benefit cost	$1,720	$2,927	$1,248

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2024 and 2023:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.59%	5.22%	5.59%	5.22%	5.59%	5.22%
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.22%	5.57%	2.77%	5.22%	5.57%	2.77%	5.22%	5.57%	2.77%
Expected long-term return on plan assets	4.75%	4.75%	3.05%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2024, 2023 and 2022:

	2024	2023	2022
Healthcare cost trend rate assumed for next year	7.00%	6.00%	6.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2028	2028

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2024 and 2023:

	Asset Allocation
	2024	2023
Equity securities	11%	11%
Debt securities	85%	86%
Other securities	4%	3%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2024 and 2023.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2024 net periodic pension cost to be 4.75%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2024, was as follows:

Target
Allocation
Equity securities	10%
Debt securities	88%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2025	$15,303	$1,270
2026	15,533	1,398
2027	14,584	1,513
2028	14,042	1,578
2029	13,528	1,605
2030 to 2034	58,693	8,217

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

The fair values of the Company’s pension plan assets at December 31, 2024 and 2023, by asset class, were as follows:

	December 31, 2024
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$3,112	$—	$—	$3,112
Fixed income - U.S. Treasury securities	—	10,398	—	10,398
Fixed income - U.S. government agency securities	—	5,089	—	5,089
Fixed income - U.S. corporate securities	—	44,184	—	44,184
Fixed income - municipal securities	—	345	—	345
Fixed income - international securities	1,830	—	—	1,830
Equity - large-cap exchange-traded funds	4,799	—	—	4,799
Equity - large- and mid-cap exchange-traded funds	839	—	—	839
Equity - mid- and small-cap exchange-traded funds	901	—	—	901
Equity - international funds	1,415	—	—	1,415
Total	$12,896	$60,016	$—	$72,912

	December 31, 2023
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$2,353	$—	$—	$2,353
Fixed income - U.S. Treasury securities	—	11,354	—	11,354
Fixed income - U.S. government agency securities	—	5,899	—	5,899
Fixed income - U.S. corporate securities	—	47,546	—	47,546
Fixed income - municipal securities	—	379	—	379
Fixed income - international securities	1,901	—	—	1,901
Equity - large-cap exchange-traded funds	5,311	—	—	5,311
Equity - mid-cap exchange-traded funds	844	—	—	844
Equity - small-cap exchange-traded funds	394	—	—	394
Equity - international funds	1,622	—	—	1,622
Total	$12,425	$65,178	$—	$77,603

No fair value measurements used Level 3 inputs as of December 31, 2024 and 2023.

The plan’s investments in fixed income securities represent approximately 84.8% and 86.4% of total plan assets as of December 31, 2024 and 2023, respectively, which is the most significant concentration of risk in the plan.

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

Large- and Mid-cap exchange-traded funds — includes broadly-diversified exchange-traded funds which invest in U.S. large- and mid-cap stocks such as those in the MSCI USA Index. The fair value is based upon the quoted market values of the underlying net assets.

Mid- and Small-cap exchange-traded funds — includes broadly-diversified exchange-traded funds which invest in U.S. mid- and small-cap stocks such as those in the S&P Completion Index. The fair value is based upon the quoted market values of the underlying net assets.

International funds — includes well-diversified exchange-traded funds tracking broad-based international equity indexes. The fair value is based upon the quoted market values of the underlying net assets.

15. Income Taxes

For the years ended December 31, 2024, 2023 and 2022, the provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Current:
Federal	$57,006	$66,123	$50,895
State and local	16,754	21,724	12,493
Total current	73,760	87,847	63,388
Deferred:
Federal	(4,756)	(8,387)	13,639
State and local	(6,531)	(5,269)	8,499
Total deferred	(11,287)	(13,656)	22,138
Total provision for income taxes	$62,473	$74,191	$85,526

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam, Saipan and certain other state jurisdictions. The Company had a current income tax receivable due from various jurisdictions of $25.5 million and $30.9 million as of December 31, 2024 and 2023, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2024 and 2023, were as follows:

	December 31,
(dollars in thousands)	2024	2023
Assets:
Deferred compensation expense	$52,192	$50,945
Allowance for credit losses and nonperforming assets	51,922	51,492
Lease liabilities	16,808	17,027
Investment securities	171,258	194,213
State income taxes	1,939	2,514
Total deferred income tax assets	294,119	316,191
Liabilities:
Leases	(8,457)	(13,283)
Deferred income	(7,151)	(12,751)
Lease right-of-use assets	(16,041)	(16,364)
Intangible assets	(973)	(948)
Other	(30,292)	(33,320)
Total deferred income tax liabilities	(62,914)	(76,666)
Net deferred income tax assets	$231,205	$239,525

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2024 and 2023.

Realization of deferred tax assets is dependent on sufficient taxable income being generated in the future and, although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. However, if estimates of future taxable income decrease, a reduction to the amount of deferred tax assets considered realizable could result.

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$61,446	21.00%	$64,927	21.00%	$73,754	21.00%
State and local taxes, net of federal income tax benefit	8,077	2.76	13,000	4.20	16,584	4.72
Tax credits	(4,388)	(1.50)	(4,506)	(1.46)	(3,963)	(1.13)
Nontaxable income	(5,604)	(1.92)	(6,691)	(2.16)	(1,133)	(0.32)
Other	2,942	1.01	7,461	2.42	284	0.08
Income tax expense and effective income tax rate	$62,473	21.35%	$74,191	24.00%	$85,526	24.35%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. Currently, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2021 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2020 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024			2023			2022
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$185,461	$26,584	$212,045	$183,751	$22,474	$206,225	$183,311	$20,743	$204,054
Additions for current year tax positions	653	—	653	629	—	629	1,289	—	1,289
Additions for Reorganization Transactions	—	2,717	2,717	—	3,155	3,155	—	974	974
Additions for prior years' tax positions:
New uncertain tax positions identified	—	—	—	2,220	—	2,220	—	—	—
Accrual of interest and penalties	—	1,253	1,253	—	1,221	1,221	—	860	860
Reductions for prior years' tax positions:
Expiration of statute of limitations	(4,408)	(1,280)	(5,688)	(1,139)	(266)	(1,405)	(849)	(103)	(952)
Resolutions with tax authorities	(2,698)	(1,890)	(4,588)	—	—	—	—	—	—
Balance at December 31,	$179,008	$27,384	$206,392	$185,461	$26,584	$212,045	$183,751	$22,474	$206,225

Included in the balance of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022, was $51.8 million, $56.4 million and $24.2 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2024, was $141.2 million attributable to tax refund claims with respect to tax years 2005 through 2013 and 2015 in the State of California. Such refund claims were filed by the Company in 2015, 2019 and 2021, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 months by as much as $0.6 million of taxes and $0.2 million of accrued interest and penalties as a result of settlements and the expiration of the statute of limitations in various states. On February 1, 2023, Bank of Montreal acquired Bank of the West from BNP Paribas SA. This transaction, and the resulting change in ownership, could affect the unrecognized tax benefits related to the years when the Company was included in consolidated and combined returns with Bank of the West.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $4.0 million, $4.2 million and $0.8 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $29.1 million and $28.5 million as of December 31, 2024 and 2023, respectively, accrued for interest and penalties, of which $27.4 million and $26.6 million as of December 31, 2024 and 2023, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of December 31, 2024 and 2023, the Company maintained balances of $130.5 million related to current tax receivables. As of December 31, 2024 and 2023, the Company maintained balances of $159.0 million and $160.6 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of $28.5 million and $30.1 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BWHI, BNPP or their affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $2.1 million, $2.5 million and nil, respectively, of such adjustments through the provision for income taxes and noninterest income. In addition, for the year ended December 31, 2024, the Company recorded $3.8 million of such adjustments through the provision for income taxes and noninterest expense.

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

The following table summarizes notional amounts and fair values of derivatives held by the Company as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$63,750	$8,780	$—	$267,500	$10,861	$(1,799)
Interest rate collars	200,000	—	(115)	200,000	703	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,491,036	4,818	(5,990)	2,753,801	1,204	(521)
Visa derivative	66,606	—	(2,300)	107,548	—	(2,300)
Foreign exchange contracts	198	—	—	66	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of December 31, 2024 and 2023, the amount of initial margin cash collateral posted by the Company was $0.4 million and $0.6 million, respectively. As of December 31, 2024 and 2023, the variation margin was $1.2 million and $0.7 million, respectively.

As of December 31, 2024, the Company pledged $0.4 million in cash and received $30.0 million in cash as collateral for interest rate swaps. As of December 31, 2023, the Company pledged $0.6 million in cash and received $27.1 million in cash as collateral for interest rate swaps. As of December 31, 2024 and 2023, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

As of December 31, 2024 and 2023, the Company received $43.7 million and $40.9 million, respectively, in securities collateral for interest rate swaps, which is held in a custodial account and is not recorded on the Company’s consolidated balance sheets.

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

At December 31, 2024 and 2023, the Company carried one interest rate swap with a notional amount of $63.8 million and $67.5 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of December 31, 2024 and 2023, the interest rate swap had a positive fair value of $8.8 million and $10.9 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the net gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2024, 2023 and 2022:

	Gains (losses) recognized in	Year Ended
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2024	2023	2022
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(2,081)	$3,586	$8,487
Recognized on hedged item	Loans and lease financing	2,081	(3,898)	(8,880)

As of December 31, 2024 and 2023, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$54,923	$56,592	$(8,827)	$(10,908)

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

As of December 31, 2024 and 2023, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of December 31, 2024, these interest rate collars had a negative fair value of $0.1 million. As of December 31, 2023, these interest rate collars had a positive fair value of $0.7 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Pretax net losses recognized in other comprehensive income on cash flow derivative hedges	$(845)	$(940)	$(6,710)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	1,825	6,257	297

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is nil as a decrease to interest income from loans and lease financing. As of December 31, 2024, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022:

	Net losses recognized	Year Ended
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2024	2023	2022
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(63)	$(518)	$—
Visa derivative	Other noninterest income	(6,270)	(7,738)	(707)

As of December 31, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.5 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $4.8 million and a negative fair value of $6.0 million. The Company received floating rates ranging from 4.87% to 7.55% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between 2025 and 2043. As of December 31, 2023, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $1.2 million and a negative fair value of $0.5 million. The Company received floating rates ranging from 5.84% to 8.34% and paid fixed rates ranging from 2.39% to 5.98%. These swaps resulted in net interest expense of nil during each of the years ended December 31, 2024, 2023 and 2022.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.4 million, $1.8 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5430 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at December 31, 2024. The Visa derivative of $2.3 million was included in the consolidated balance sheets at both December 31, 2024 and 2023, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 21. Fair Value” in the notes to the consolidated financial statements for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil, nil and $0.1 million were recognized during each of the years ended December 31, 2024, 2023 and 2022, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if its credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both December 31, 2024 and 2023, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded on December 31, 2024 and 2023, the Company may have been required to settle the contract in an amount equal to its fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $87.6 million and $61.8 million at December 31, 2024 and 2023, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.6 million and $6.8 million at December 31, 2024 and 2023, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2024 have maturities ranging from January 2025 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2024 and 2023 were as follows:

	December 31,
(dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,789,600	$6,308,343
Standby letters of credit	230,379	234,102
Commercial letters of credit	6,460	3,629

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

Reorganization Transactions

In connection with the Reorganization Transactions as discussed in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements, FHI (formerly BancWest) distributed its interest in BWHI (including BOW) to BNPP so that BWHI was held directly by BNPP (BWHI is now held indirectly by BNPP through its intermediate holding company). As a result of the Reorganization Transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the Reorganization Transactions when it was known as BancWest, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time. The Company recorded an increase to other noninterest expense of $3.8 million and an equal offsetting decrease of $3.8 million to the provision for income taxes during the year ended December 31, 2024, related to adjustments made to certain of these uncertain tax liabilities.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$506,795	$185,662	$(69,719)	$622,738

Service charges on deposit accounts	26,916	3,795	379	31,090
Credit and debit card fees	—	58,115	3,986	62,101
Other service charges and fees	32,182	2,511	2,318	37,011
Trust and investment services income	38,306	—	—	38,306
Other	739	9,023	7,070	16,832
Not in scope of Topic 606(1)	7,878	5,998	(13,413)	463
Total noninterest income	106,021	79,442	340	185,803
Total revenue	$612,816	$265,104	$(69,379)	$808,541

	Year Ended December 31, 2023
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$458,125	$175,569	$2,433	$636,127

Service charges on deposit accounts	26,432	2,786	429	29,647
Credit and debit card fees	—	56,651	4,853	61,504
Other service charges and fees	25,162	1,819	2,144	29,125
Trust and investment services income	38,449	—	—	38,449
Other	539	8,622	2,870	12,031
Not in scope of Topic 606(1)	7,069	5,480	17,510	30,059
Total noninterest income	97,651	75,358	27,806	200,815
Total revenue	$555,776	$250,927	$30,239	$836,942

	Year Ended December 31, 2022
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$436,228	$157,128	$20,193	$613,549

Service charges on deposit accounts	25,871	1,972	966	28,809
Credit and debit card fees	—	58,659	4,974	63,633
Other service charges and fees	25,062	2,243	1,888	29,193
Trust and investment services income	36,465	—	—	36,465
Other	488	7,956	1,288	9,732
Not in scope of Topic 606(1)	6,199	6,709	(1,215)	11,693
Total noninterest income	94,085	77,539	7,901	179,525
Total revenue	$530,313	$234,667	$28,094	$793,074
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the years ended December 31, 2024, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from two vendors in prior years and two vendors in the current year, which are being amortized over the term of the respective contracts. As of December 31, 2024 and 2023, the Company had contract liabilities of $2.2 million and $1.9 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenues, thereby decreasing contract liabilities by approximately $0.9 million, $0.8 million and $0.9 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2024 and 2023, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2024 and 2023. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

19. Earnings per Share

For the years ended 2024, 2023 and 2022, the Company made no adjustments to net income for the purpose of computing earnings per share and there were nil, 574,000 and nil antidilutive securities, respectively.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2024, 2023 and 2022 :

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2024	2023	2022
Numerator:
Net income	$230,129	$234,983	$265,685

Denominator:
Basic: weighted-average shares outstanding	127,702,573	127,567,547	127,489,889
Add: weighted-average equity-based awards	623,292	348,326	491,810
Diluted: weighted-average shares outstanding	128,325,865	127,915,873	127,981,699

Basic earnings per share	$1.80	$1.84	$2.08
Diluted earnings per share	$1.79	$1.84	$2.08

20. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense was $11.9  million, $9.6 million and $10.3 million, respectively, and the related income tax benefit was $2.5 million, $2.3 million and $2.5 million, respectively. For the years ended December 31, 2024, 2023 and 2022, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2024, total shares authorized under the Company’s stock-based compensation plan for employees were 5.6 million shares, of which 1.8 million shares were available for future grants. As of December 31, 2024, total shares authorized under the 2016 Non-Employee Director Plan were 268,941 shares, of which 101,720 shares were available for future grants.

Restricted Share Awards

Restricted share awards (“RSAs”) provide grantees with rights to shares of common stock contingent upon completion of a service period. RSAs generally vest, and any restrictions will lapse, over a period of three years in equal annual installments on each of the first, second and third anniversaries of the grant date, provided that the grantee remain continuously employed through the applicable vesting date, subject to certain exceptions. Grantees have the right to receive all dividends without restrictions at the times and in the manner paid to shareholders generally. The fair value of RSAs is determined based on the closing price of FHI’s common stock on the date of grant. The Company recognizes compensation expense related to RSAs on a straight-line basis over the vesting period for service-based awards.

The following presents the Company’s RSA activity for the years ended December 31, 2024, 2023 and 2022:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2021	149,875	$26.28
Granted	—	—
Vested	(87,490)	26.44
Forfeited	(15,528)	26.28
Unvested as of December 31, 2022	46,857	$25.96
Granted	—	—
Vested	(45,756)	25.96
Forfeited	(1,101)	26.14
Unvested as of December 31, 2023	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2024	—	$—

For the years ended December 31, 2024, 2023 and 2022, the Company granted no shares of RSAs to key employees.

The total grant date fair value of RSAs that vested for the years ended December 31, 2024, 2023, and 2022 was nil, $1.2 million and $2.3 million, respectively. Unrecognized compensation expense related to unvested RSAs was nil as of December 31, 2024, 2023 and 2022.

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

The following presents the Company’s Performance Award activity for the years ended December 31, 2024, 2023 and 2022:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2021	942,506	$26.70
Granted	350,922	28.57
Vested	(203,855)	27.02
Forfeited	(135,439)	26.63
Unvested as of December 31, 2022	954,134	$27.36
Granted	447,130	26.72
Vested	(193,065)	25.96
Forfeited	(98,731)	26.21
Unvested as of December 31, 2023	1,109,468	$27.44
Granted	579,324	20.80
Vested	(211,871)	26.37
Forfeited	(114,509)	26.37
Unvested as of December 31, 2024	1,362,412	$25.13

For the years ended December 31, 2024, 2023 and 2022, the Company granted 579,324, 447,130 and 350,922 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2024, 2023 and 2022. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2024, 2023 and 2022, was $5.6 million, $5.0 million and $5.5 million, respectively. Unrecognized compensation expense related to unvested Performance Awards was $9.4 million, $8.2 million and $7.3 million as of December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense as of December 31, 2024 is expected to be recognized over a weighted average vesting period of 1.3 years.

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

The following presents the Company’s RSU activity for the years ended December 31, 2024, 2023 and 2022:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2021	185,329	$27.09
Granted	169,497	28.35
Vested	(74,178)	27.18
Forfeited	(17,488)	26.80
Unvested as of December 31, 2022	263,160	$27.91
Granted	232,280	25.57
Vested	(122,036)	27.75
Forfeited	(27,843)	27.38
Unvested as of December 31, 2023	345,561	$26.50
Granted	272,974	21.18
Vested	(185,075)	26.15
Forfeited	(21,419)	25.51
Unvested as of December 31, 2024	412,041	$23.51

For the year ended December 31, 2024, the Company granted 26,714 RSUs to non-employee directors with a weighted-average grant date fair value of $22.33 and 246,260 RSUs were granted to employees with a weighted-average grant date fair value of $21.05. For the year ended December 31, 2023, the Company granted 29,704 RSUs to non-employee directors with a weighted-average grant date fair value of $18.85 and 202,576 RSUs were granted to employees with a weighted-average grant date fair value of $26.28. For the year ended December 31, 2022, the Company granted 20,023 RSUs to non-employee directors with a weighted-average grant date fair value of $27.66 and 149,474 RSUs were granted to employees with a weighted-average grant date fair value of $28.44. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $4.8 million, $3.4 million and $2.0 million, respectively. Unrecognized compensation expense related to unvested RSUs was $5.3 million, $5.2 million and $4.1 million as of December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense as of December 31, 2024 is expected to be recognized over a weighted average vesting period of 0.9 years.

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

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2024, total shares authorized under the Company’s ESPP were 600,000 shares, of which 487,291 shares of common stock were available for future purchases. The Company issued 11,362 shares, 16,226 shares and 16,680 shares of common stock to employee participants in 2024, 2023 and 2022, respectively.

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

Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent loans, other real estate owned, other customer relationships, and other intangible assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or fair value accounting or write-downs of individual assets.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5430 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the consolidated balance sheets at both December 31, 2024 and 2023, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below:

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$8,147	$—	$8,147
Mortgage-backed securities:
Residential - Government agency(1)	—	35,859	—	35,859
Residential - Government-sponsored enterprises(1)	—	738,113	—	738,113
Commercial - Government agency	—	196,125	—	196,125
Commercial - Government-sponsored enterprises	—	44,908	—	44,908
Commercial - Non-agency	—	22,083	—	22,083
Collateralized mortgage obligations:
Government agency	—	397,124	—	397,124
Government-sponsored enterprises	—	310,682	—	310,682
Collateralized loan obligations	—	173,475	—	173,475
Total available-for-sale securities	—	1,926,516	—	1,926,516
Other assets(2)	179	13,598	—	13,777
Liabilities
Other liabilities(3)	—	(6,105)	(2,300)	(8,405)
Total	$179	$1,934,009	$(2,300)	$1,931,888

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
U.S. Treasury and government agency debt securities	$—	$32,503	$—	$32,503
Government-sponsored enterprises debt securities	—	19,592	—	19,592
Mortgage-backed securities:
Residential - Government agency(1)	—	10,182	—	10,182
Residential - Government-sponsored enterprises(1)	—	783,297	—	783,297
Commercial - Government agency	—	218,674	—	218,674
Commercial - Government-sponsored enterprises	—	86,431	—	86,431
Commercial - Non-agency	—	21,683	—	21,683
Collateralized mortgage obligations:
Government agency	—	471,150	—	471,150
Government-sponsored enterprises	—	363,970	—	363,970
Collateralized loan obligations	—	247,854	—	247,854
Total available-for-sale securities	—	2,255,336	—	2,255,336
Other assets(2)	517	12,768	—	13,285
Liabilities
Other liabilities(3)	—	(2,320)	(2,300)	(4,620)
Total	$517	$2,265,784	$(2,300)	$2,264,001
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$20,734	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5430(1)	1.4444-1.5430
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 7%(3)	-21% - 19%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Visa derivative	$(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5875(1)	1.5289-1.5875
			Expected Term - 5 months(4)	n/m(4)
			Growth Rate - 10%(3)	-6% - 25%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a February 2025 claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.
(4)	The expected term was based on a May 2024 claim filing deadline. As such, a range is not meaningful to disclose.

Changes in Fair Value Levels

During the years ended December 31, 2024 and 2023, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023 are summarized below:

	Visa Derivative
(dollars in thousands)	2024	2023
Year Ended December 31,
Balance as of January 1,	$(2,300)	$(851)
Total net losses included in other noninterest income	(6,270)	(7,738)
Settlements	6,270	6,289
Balance as of December 31,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of December 31,	$(6,270)	$(7,738)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the years indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,170,190	$258,057	$912,133	$—	$1,170,190
Investment securities held-to-maturity	3,790,650	—	3,262,509	—	3,262,509
Loans(1)	13,973,608	—	—	13,373,785	13,373,785

Financial liabilities:
Time deposits(2)	$3,298,370	$—	$3,280,119	$—	$3,280,119
Short-term borrowings	250,000	—	249,312	—	249,312

	December 31, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,739,897	$185,015	$1,554,882	$—	$1,739,897
Investment securities held-to-maturity	4,041,449	—	3,574,856	—	3,574,856
Loans held for sale	190	—	192	—	192
Loans(1)	13,973,688	—	—	13,385,683	13,385,683

Financial liabilities:
Time deposits(2)	$3,456,158	$—	$3,432,330	$—	$3,432,330
Short-term borrowings	500,000	—	495,306	—	495,306
(1)	Excludes financing leases of $434.7 million at December 31, 2024 and $379.8 million at December 31, 2023.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.0 billion at December 31, 2024 and $17.9 billion at December 31, 2023.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2024 and 2023, the Company had $6.0 billion and $6.5 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $47.4 million and $49.8 million at December 31, 2024 and 2023, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of December 31, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Collateral-dependent loans	$—	$—	$20,734

Total expected credit losses recognized on collateral-dependent loans were $4.6 million during the year ended December 31, 2024. There were no assets with nonrecurring fair value adjustments held as of December 31, 2023. Additionally, there were no nonrecurring fair value adjustments during the years ended December 31, 2023 and 2022.

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

The Company’s chief operating decision maker is the chief executive officer, who assesses the segments’ performance by using each segment’s net income. Segment net income is predominantly considered in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis to monitor profitability of each segment as well as to monitor each segment’s expenditures alongside the performance of each segment and its respective managers.

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

The following tables present selected business segment financial information for the years indicated:

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2024
Interest income	$337,498	$467,950	$174,596	$980,044
Intersegment interest allocations (1)	(256,124)	(332,273)	588,397	—
Total interest income	81,374	135,677	762,993	980,044

Interest expense	(242,581)	(67,017)	(47,708)	(357,306)
Intersegment interest allocations (1)	668,002	117,002	(785,004)	—
Total interest expense	425,421	49,985	(832,712)	(357,306)
Net interest income (expense)	506,795	185,662	(69,719)	622,738

(Provision) benefit for credit losses	(8,341)	(9,167)	2,758	(14,750)
Net interest income (expense) after (provision) benefit for credit losses	498,454	176,495	(66,961)	607,988

Noninterest income	106,021	79,442	340	185,803

Salaries and employee benefits	(99,055)	(18,959)	(117,551)	(235,565)
Contracted services and professional fees	(11,832)	(16,304)	(32,776)	(60,912)
Occupancy	(30,270)	(1,975)	3,274	(28,971)
Equipment	(5,585)	(1,228)	(47,089)	(53,902)
Card rewards program	—	(33,831)	—	(33,831)
Other segment items (2)	(148,789)	(18,252)	79,033	(88,008)
Noninterest expense	(295,531)	(90,549)	(115,109)	(501,189)

Income (loss) before (provision) benefit for income taxes	308,944	165,388	(181,730)	292,602
(Provision) benefit for income taxes	(70,534)	(32,934)	40,995	(62,473)
Net income (loss)	$238,410	$132,454	$(140,735)	$230,129

Other Segment Disclosures:
Depreciation and amortization (3)	$4,461	$268	$15,438	$20,167
Segment earning assets	7,404,154	7,010,115	6,660,043	21,074,312

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2023
Interest income	$307,102	$447,793	$168,684	$923,579
Intersegment interest allocations (1)	(234,813)	(303,504)	538,317	—
Total interest income	72,289	144,289	707,001	923,579

Interest expense	(144,587)	(49,201)	(93,664)	(287,452)
Intersegment interest allocations (1)	530,423	80,481	(610,904)	—
Total interest expense	385,836	31,280	(704,568)	(287,452)
Net interest income	458,125	175,569	2,433	636,127

Provision for credit losses	(9,899)	(14,961)	(1,770)	(26,630)
Net interest income after provision for credit losses	448,226	160,608	663	609,497

Noninterest income	97,651	75,358	27,806	200,815

Salaries and employee benefits	(96,363)	(19,605)	(109,787)	(225,755)
Contracted services and professional fees	(11,511)	(16,177)	(38,735)	(66,423)
Occupancy	(31,108)	(1,920)	3,420	(29,608)
Equipment	(4,965)	(968)	(39,176)	(45,109)
Card rewards program	—	(31,627)	—	(31,627)
Other segment items (2)	(160,784)	(42,542)	100,710	(102,616)
Noninterest expense	(304,731)	(112,839)	(83,568)	(501,138)

Income (loss) before (provision) benefit for income taxes	241,146	123,127	(55,099)	309,174
(Provision) benefit for income taxes	(58,091)	(27,927)	11,827	(74,191)
Net income (loss)	$183,055	$95,200	$(43,272)	$234,983

Other Segment Disclosures:
Depreciation and amortization (3)	$4,566	$285	$14,855	$19,706
Segment earning assets	7,498,244	6,888,492	7,894,174	22,280,910

			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2022
Interest income	$259,686	$251,063	$152,471	$663,220
Intersegment interest allocations (1)	(171,226)	(123,291)	294,517	—
Total interest income	88,460	127,772	446,988	663,220

Interest expense	(25,869)	(12,901)	(10,901)	(49,671)
Intersegment interest allocations (1)	373,637	42,257	(415,894)	—
Total interest expense	347,768	29,356	(426,795)	(49,671)
Net interest income	436,228	157,128	20,193	613,549

(Provision) benefit for credit losses	967	1,154	(3,513)	(1,392)
Net interest income after (provision) benefit for credit losses	437,195	158,282	16,680	612,157

Noninterest income	94,085	77,539	7,901	179,525

Salaries and employee benefits	(83,771)	(15,720)	(99,638)	(199,129)
Contracted services and professional fees	(11,250)	(16,315)	(42,462)	(70,027)
Occupancy	(29,502)	(1,588)	56	(31,034)
Equipment	(4,743)	(1,091)	(28,672)	(34,506)
Card rewards program	—	(30,990)	—	(30,990)
Other segment items (2)	(164,297)	(44,202)	133,714	(74,785)
Noninterest expense	(293,563)	(109,906)	(37,002)	(440,471)

Income (loss) before (provision) benefit for income taxes	237,717	125,915	(12,421)	351,211
(Provision) benefit for income taxes	(58,077)	(30,158)	2,709	(85,526)
Net income (loss)	$179,640	$95,757	$(9,712)	$265,685

Other Segment Disclosures:
Depreciation and amortization (3)	$4,953	$228	$17,479	$22,660
Segment earning assets	7,359,579	6,778,200	7,731,402	21,869,181
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits to all business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within equipment, occupancy, other segment items, and noninterest income.

Segment earning assets include all earning assets such as interest-bearing deposits, loans and leases, available-for-sale securities, held-to-maturity securities, and other earning assets. Total segment earning assets reconciled to consolidated amounts are as follows:

	December 31,
(dollars in thousands)	2024	2023	2022
Total earning assets for reportable segments	$21,074,312	$22,280,910	$21,869,181
Other non-earning assets (1)	2,753,874	2,645,564	2,708,042
Total consolidated assets	$23,828,186	$24,926,474	$24,577,223

(1)	Other non-earning assets are primarily comprised of fixed assets, receivables and clearing accounts, and other miscellaneous assets that do not generate interest income.

23. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Income
Dividends from FHB	$181,800	$139,500	$157,000
Other income	2,147	2,492	—
Total income	183,947	141,992	157,000
Noninterest expense
Salaries and employee benefits	4,812	4,404	4,098
Contracted services and professional fees	3,590	3,554	6,200
Equipment	113	102	78
Other	5,240	1,474	1,447
Total noninterest expense	13,755	9,534	11,823
Income before benefit for income taxes and equity in undistributed income of FHB	170,192	132,458	145,177
(Benefit) provision for income taxes	(4,076)	145	(2,707)
Equity in undistributed income of FHB	55,861	102,670	117,801
Net income	$230,129	$234,983	$265,685
Comprehensive income (loss)	$296,345	$344,027	$(251,876)

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$18,130	$15,475
Investment in FHB	2,603,944	2,471,679
Other assets	28,526	30,131
Total assets	$2,650,600	$2,517,285
Liabilities and Stockholders' Equity
Retirement benefits payable	$677	$688
Other liabilities	32,437	30,531
Total liabilities	33,114	31,219

Total stockholders' equity	2,617,486	2,486,066
Total liabilities and stockholders' equity	$2,650,600	$2,517,285

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$230,129	$234,983	$265,685
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of FHB	(55,861)	(102,670)	(117,801)
Deferred income tax (benefit) provision	16	(96)	22
Stock-based compensation	575	584	554
Change in assets and liabilities:
Net decrease (increase) in other assets	3,161	164	(4)
Net (decrease) increase in other liabilities	(34)	39	18
Net cash provided by operating activities	177,986	133,004	148,474

Cash flows from financing activities
Dividends paid	(132,798)	(132,646)	(132,588)
Stock tendered for payment of withholding taxes	(2,778)	(3,215)	(3,555)
Proceeds from employee stock purchase plan	245	308	379
Common stock repurchased	(40,000)	—	(9,478)
Net cash used in financing activities	(175,331)	(135,553)	(145,242)
Net increase (decrease) in cash and cash equivalents	2,655	(2,549)	3,232
Cash and cash equivalents at beginning of year	15,475	18,024	14,792
Cash and cash equivalents at end of year	$18,130	$15,475	$18,024

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment, and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic consolidated financial statements in accordance with the instructions for the consolidated financial statements for bank holding companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

February 28, 2025

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors of the Company, the section captioned “Corporate Governance and Board Matters – Director Nominees” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Biographies of Executive Officers” in the Proxy Statement is incorporated herein by reference.

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

Procedures for Stockholder Nominations

For information regarding procedures for stockholder nominations, the section captioned “Other Business – Stockholder Proposals for the 2024 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

Audit Committee

For information regarding the Audit Committee and its composition and the audit committee financial experts, the section captioned “Board of Directors, Committees and Governance — Committees of Our Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

Disclosure of Insider Trading Policy

Our board of directors has adopted the First Hawaiian, Inc. Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by FHI itself. This policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NASDAQ listing standards.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2024.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,774,453	$—	2,383,646
Equity compensation plans not approved by security holders	—	—	—
Total	1,774,453	$—	2,383,646

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Statements of Income – For the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets – As of December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows – For the years ended December 31, 2024, 2023 and 2022

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

19.1	First Hawaiian, Inc. Insider Trading Policy
21.1	Subsidiaries of First Hawaiian, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

First Hawaiian Inc. Clawback Policy for the Mandatory Recoupment of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by First Hawaiian, Inc. on February 28, 2024 (File No. 001-14585))

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

Date: February 28, 2025		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2025

/s/ Robert S. Harrison	/s/ James M. Moses
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	James M. Moses Vice Chairman and Chief Financial Officer

/s/ Tertia M. Freas	/s/ Michael K. Fujimoto
Tertia M. Freas, Director	Michael K. Fujimoto, Director

/s/ Faye W. Kurren	/s/ James S. Moffatt
Faye W. Kurren, Director	James S. Moffatt, Director

/s/ Mark M. Mugiishi	/s/ Kelly A. Thompson
Mark M. Mugiishi, Director	Kelly A. Thompson, Director

/s/ Allen B. Uyeda	/s/ Vanessa L. Washington
Allen B. Uyeda, Director	Vanessa L. Washington, Director

/s/ C. Scott Wo
C. Scott Wo, Director