Form 10-Q
period 2025-03-31
FIRST HAWAIIAN, INC.
filed 2025-05-05
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,719,312 shares of Common Stock, par value $0.01 per share, were outstanding as of April 30, 2025.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2025	2024
Interest income
Loans and lease financing	$192,102	$199,844
Available-for-sale investment securities	13,150	14,546
Held-to-maturity investment securities	16,647	17,793
Other	13,251	12,769
Total interest income	235,150	244,952
Interest expense
Deposits	71,709	84,143
Short-term borrowings	2,599	5,953
Other	316	429
Total interest expense	74,624	90,525
Net interest income	160,526	154,427
Provision for credit losses	10,500	6,300
Net interest income after provision for credit losses	150,026	148,127
Noninterest income
Service charges on deposit accounts	7,535	7,546
Credit and debit card fees	14,474	16,173
Other service charges and fees	12,167	9,904
Trust and investment services income	9,370	10,354
Bank-owned life insurance	4,371	4,286
Investment securities gains, net	37	—
Other	2,523	3,108
Total noninterest income	50,477	51,371
Noninterest expense
Salaries and employee benefits	60,104	59,262
Contracted services and professional fees	14,839	15,739
Occupancy	8,100	6,941
Equipment	13,871	13,413
Regulatory assessment and fees	3,823	8,120
Advertising and marketing	2,179	2,612
Card rewards program	7,919	8,508
Other	12,725	14,218
Total noninterest expense	123,560	128,813
Income before provision for income taxes	76,943	70,685
Provision for income taxes	17,695	16,465
Net income	$59,248	$54,220
Basic earnings per share	$0.47	$0.42
Diluted earnings per share	$0.47	$0.42
Basic weighted-average outstanding shares	126,281,802	127,707,354
Diluted weighted-average outstanding shares	127,166,932	128,217,689

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Net income	$59,248	$54,220
Other comprehensive income, net of tax:
Net change in investment securities	30,052	5,667
Net change in cash flow derivative hedges	173	763
Other comprehensive income	30,225	6,430
Total comprehensive income	$89,473	$60,650

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2025	2024
Assets
Cash and due from banks	$240,738	$258,057
Interest-bearing deposits in other banks	1,073,841	912,133
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,091,034 as of March 31, 2025 and $2,190,448 as of December 31, 2024)	1,858,428	1,926,516
Held-to-maturity, at amortized cost (fair value: $3,250,275 as of March 31, 2025 and $3,262,509 as of December 31, 2024)	3,724,908	3,790,650
Loans held for sale	1,547	—
Loans and leases	14,293,036	14,408,258
Less: allowance for credit losses	166,612	160,393
Net loans and leases	14,126,424	14,247,865

Premises and equipment, net	292,576	288,530
Accrued interest receivable	78,973	79,979
Bank-owned life insurance	495,567	491,890
Goodwill	995,492	995,492
Mortgage servicing rights	4,926	5,078
Other assets	851,538	831,996
Total assets	$23,744,958	$23,828,186
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,330,265	$13,347,068
Noninterest-bearing	6,885,551	6,975,148
Total deposits	20,215,816	20,322,216
Short-term borrowings	250,000	250,000
Retirement benefits payable	96,241	97,135
Other liabilities	534,049	541,349
Total liabilities	21,096,106	21,210,700

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,139,353 / 125,692,598 as of March 31, 2025; issued/outstanding: 141,748,847 / 126,422,898 as of December 31, 2024)	1,421	1,417
Additional paid-in capital	2,564,408	2,560,380
Retained earnings	960,337	934,048
Accumulated other comprehensive loss, net	(433,769)	(463,994)
Treasury stock (16,446,755 shares as of March 31, 2025 and 15,325,949 shares as of December 31, 2024)	(443,545)	(414,365)
Total stockholders' equity	2,648,852	2,617,486
Total liabilities and stockholders' equity	$23,744,958	$23,828,186

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2024	126,422,898	$1,417	$2,560,380	$934,048	$(463,994)	$(414,365)	$2,617,486
Net income	—	—	—	59,248	—	—	59,248
Cash dividends declared ($0.26 per share)	—	—	—	(32,868)	—	—	(32,868)
Equity-based awards	244,045	4	4,028	(91)	—	(3,997)	(56)
Common stock repurchased	(974,345)	—	—	—	—	(25,000)	(25,000)
Stock repurchase excise tax	—	—	—	—	—	(183)	(183)
Other comprehensive income, net of tax	—	—	—	—	30,225	—	30,225
Balance as of March 31, 2025	125,692,598	$1,421	$2,564,408	$960,337	$(433,769)	$(443,545)	$2,648,852

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2023	127,618,761	$1,413	$2,548,250	$837,859	$(530,210)	$(371,246)	$2,486,066
Net income	—	—	—	54,220	—	—	54,220
Cash dividends declared ($0.26 per share)	—	—	—	(33,186)	—	—	(33,186)
Equity-based awards	223,147	4	3,238	(399)	—	(2,612)	231
Other comprehensive income, net of tax	—	—	—	—	6,430	—	6,430
Balance as of March 31, 2024	127,841,908	$1,417	$2,551,488	$858,494	$(523,780)	$(373,858)	$2,513,761

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$59,248	$54,220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,500	6,300
Depreciation, amortization and accretion, net	8,405	9,537
Deferred income tax provision	6,359	7,238
Stock-based compensation	4,032	3,242
Gain on property insurance proceeds	—	(2,202)
Other losses (gains)	23	(7)
Originations of loans held for sale	(4,048)	(8,624)
Proceeds from sales of loans held for sale	2,438	8,791
Net gains on investment securities	(37)	—
Change in assets and liabilities:
Net (increase) decrease in other assets	(18,704)	11,782
Net decrease in other liabilities	(31,499)	(23,637)
Net cash provided by operating activities	36,717	66,640
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	62,537	81,385
Proceeds from calls and sales	36,835	10,000
Held-to-maturity securities:
Proceeds from maturities and principal repayments	70,468	62,525
Proceeds from calls	3,375	345
Other investments:
Proceeds from sales	415	1,234
Purchases	(7,117)	(12,618)
Loans:
Net decrease in loans and leases resulting from originations and principal repayments	120,825	41,387
Purchases of loans	(3,995)	(15,000)
Proceeds from bank-owned life insurance	694	—
Proceeds from property insurance	—	2,202
Purchases of premises, equipment and software	(8,100)	(4,861)
Other	—	104
Net cash provided by investing activities	275,937	166,703
Cash flows from financing activities
Net decrease in deposits	(106,400)	(663,176)
Dividends paid	(32,868)	(33,186)
Stock tendered for payment of withholding taxes	(3,997)	(2,612)
Common stock repurchased	(25,000)	—
Net cash used in financing activities	(168,265)	(698,974)
Net increase (decrease) in cash and cash equivalents	144,389	(465,631)
Cash and cash equivalents at beginning of period	1,170,190	1,739,897
Cash and cash equivalents at end of period	$1,314,579	$1,274,266
Supplemental disclosures
Interest paid	$82,175	$88,594
Income taxes paid, net of income tax refunds	707	1,755
Noncash investing and financing activities:
Transfers from loans and leases and other assets to other real estate owned	—	69
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,132	—
Obligation to fund low-income housing partnerships	41,121	8,223
Stock repurchase excise tax settled in subsequent period	183	—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”), its only direct, wholly owned subsidiary. FHB offers a comprehensive suite of banking services to consumer and commercial customers, including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accounting Standards Adopted in 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardizing and disaggregating rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for the Company’s annual periods beginning January 1, 2025. The Company adopted the amendments of ASU No. 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of the provisions of ASU No. 2023-09 will impact the Company’s disclosures in its Income Taxes footnote but did not have a material impact on the Company’s consolidated financial statements.

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

2. Investment Securities

As of March 31, 2025 and December 31, 2024, investment securities consisted predominantly of the following investment categories:

Debt securities – includes debt securities issued by U.S. government agencies.

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

As of March 31, 2025 and December 31, 2024, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Government agency debt securities	$—	$—	$—	$—	$8,170	$—	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	36,376	243	(1,305)	35,314	37,473	—	(1,614)	35,859
Residential - Government-sponsored enterprises	814,089	5	(86,677)	727,417	840,836	—	(102,723)	738,113
Commercial - Government agency	246,139	—	(50,373)	195,766	249,348	—	(53,223)	196,125
Commercial - Government-sponsored enterprises	46,380	—	(2,368)	44,012	48,015	—	(3,107)	44,908
Commercial - Non-agency	22,000	5	—	22,005	22,000	83	—	22,083
Collateralized mortgage obligations:
Government agency	440,756	13	(49,095)	391,674	452,038	—	(54,914)	397,124
Government-sponsored enterprises	348,881	—	(43,144)	305,737	359,416	—	(48,734)	310,682
Collateralized loan obligations	136,413	109	(19)	136,503	173,152	323	—	173,475
Total available-for-sale securities	$2,091,034	$375	$(232,981)	$1,858,428	$2,190,448	$406	$(264,338)	$1,926,516

Government agency debt securities	$49,104	$—	$(4,478)	$44,626	$49,267	$—	$(5,398)	$43,869
Mortgage-backed securities:
Residential - Government agency	39,912	—	(5,671)	34,241	40,888	—	(6,579)	34,309
Residential - Government-sponsored enterprises	91,523	—	(13,511)	78,012	92,573	—	(14,854)	77,719
Commercial - Government agency	31,056	—	(8,698)	22,358	31,009	—	(8,666)	22,343
Commercial - Government-sponsored enterprises	1,103,962	209	(137,358)	966,813	1,114,549	201	(149,244)	965,506
Collateralized mortgage obligations:
Government agency	887,439	—	(111,525)	775,914	907,565	—	(126,020)	781,545
Government-sponsored enterprises	1,467,222	—	(187,697)	1,279,525	1,500,212	—	(210,721)	1,289,491
Debt securities issued by states and political subdivisions	54,690	—	(5,904)	48,786	54,587	—	(6,860)	47,727
Total held-to-maturity securities	$3,724,908	$209	$(474,842)	$3,250,275	$3,790,650	$201	$(528,342)	$3,262,509

Accrued interest receivable related to available-for-sale investment securities was $5.0 million and $5.6 million as of March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.8 million and $6.6 million as of March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $40.2 million and nil, respectively, for the three months ended March 31, 2025, and $10.3 million and nil, respectively, for the three months ended March 31, 2024. The Company recorded gross realized gains of nil and gross realized losses of nil for the three months ended March 31, 2025 and 2024. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three months ended March 31, 2025 and 2024. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $26.7 million and $29.1 million, respectively, for the three months ended March 31, 2025 and 2024. Interest income from non-taxable investment securities was $3.1 million and $3.2 million, respectively, for the three months ended March 31, 2025 and 2024.

The amortized cost and fair value of debt securities issued by government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of March 31, 2025, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2025
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	9,275	9,285
Due after five years through ten years	127,138	127,218
Due after ten years	22,000	22,005
	158,413	158,508

Mortgage-backed securities:
Residential - Government agency	36,376	35,314
Residential - Government-sponsored enterprises	814,089	727,417
Commercial - Government agency	246,139	195,766
Commercial - Government-sponsored enterprises	46,380	44,012
Total mortgage-backed securities	1,142,984	1,002,509
Collateralized mortgage obligations:
Government agency	440,756	391,674
Government-sponsored enterprises	348,881	305,737
Total collateralized mortgage obligations	789,637	697,411
Total available-for-sale securities	$2,091,034	$1,858,428

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	52,632	48,343
Due after ten years	51,162	45,069
	103,794	93,412

Mortgage-backed securities:
Residential - Government agency	39,912	34,241
Residential - Government-sponsored enterprises	91,523	78,012
Commercial - Government agency	31,056	22,358
Commercial - Government-sponsored enterprises	1,103,962	966,813
Total mortgage-backed securities	1,266,453	1,101,424
Collateralized mortgage obligations:
Government agency	887,439	775,914
Government-sponsored enterprises	1,467,222	1,279,525
Total collateralized mortgage obligations	2,354,661	2,055,439
Total held-to-maturity securities	$3,724,908	$3,250,275

At March 31, 2025, pledged securities totaled $4.2 billion, of which $2.3 billion was pledged to secure borrowing capacity, $1.9 billion was pledged to secure public deposits and $20.1 million was pledged to secure other financial transactions. At December 31, 2024, pledged securities totaled $3.8 billion, of which $2.1 billion was pledged to secure borrowing capacity, $1.7 billion was pledged to secure public deposits and $19.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of March 31, 2025 and December 31, 2024.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 154 and 159 individual securities in each category have been in a continuous loss position as of March 31, 2025 and December 31, 2024, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,305)	$8,718	$(1,305)	$8,718
Residential - Government-sponsored enterprises	(1,512)	114,923	(85,165)	606,556	(86,677)	721,479
Commercial - Government agency	—	—	(50,373)	195,766	(50,373)	195,766
Commercial - Government-sponsored enterprises	—	—	(2,368)	44,012	(2,368)	44,012
Collateralized mortgage obligations:
Government agency	(937)	75,714	(48,158)	306,599	(49,095)	382,313
Government-sponsored enterprises	(165)	56,582	(42,979)	249,155	(43,144)	305,737
Collateralized loan obligations	(19)	15,721	—	—	(19)	15,721
Total available-for-sale securities with unrealized losses	$(2,633)	$262,940	$(230,348)	$1,410,806	$(232,981)	$1,673,746

	Time in Continuous Loss as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government agency debt securities	$—	$—	$(23)	$8,147	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	(154)	27,127	(1,460)	8,732	(1,614)	35,859
Residential - Government-sponsored enterprises	(2,997)	116,084	(99,726)	622,029	(102,723)	738,113
Commercial - Government agency	—	—	(53,223)	196,125	(53,223)	196,125
Commercial - Government-sponsored enterprises	—	—	(3,107)	44,908	(3,107)	44,908
Collateralized mortgage obligations:
Government agency	(712)	76,968	(54,202)	310,171	(54,914)	387,139
Government-sponsored enterprises	(912)	57,509	(47,822)	253,173	(48,734)	310,682
Total available-for-sale securities with unrealized losses	$(4,775)	$277,688	$(259,563)	$1,443,285	$(264,338)	$1,720,973

At March 31, 2025 and December 31, 2024, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of March 31, 2025 and December 31, 2024, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of March 31, 2025 and December 31, 2024, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three months ended March 31, 2025 and for the year ended December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 4% of the investment securities comprised of collateralized loan obligations rated AA or better and obligations issued by local state and political subdivisions rated AA or better. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations and debt securities issued by local state and political subdivisions, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of March 31, 2025 or December 31, 2024.

3. Loans and Leases

As of March 31, 2025 and December 31, 2024, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,261,394	$2,247,428
Commercial real estate	4,367,433	4,463,992
Construction	954,072	918,326
Residential:
Residential mortgage	4,129,518	4,168,154
Home equity line	1,144,895	1,151,739
Total residential	5,274,413	5,319,893
Consumer	998,325	1,023,969
Lease financing	437,399	434,650
Total loans and leases	$14,293,036	$14,408,258

Outstanding loan balances are reported net of deferred loan costs and fees of $53.3 million and $53.2 million at March 31, 2025 and December 31, 2024, respectively.

Accrued interest receivable related to loans and leases was $67.1 million and $67.7 million as of March 31, 2025 and December 31, 2024, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of March 31, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.8 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2024, residential real estate loans and commercial real estate loans totaling $5.0 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.6 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $6.1 million and $5.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

4. Allowance for Credit Losses

The Company maintains the allowance for credit losses for loans and leases (the “ACL”) that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases. While management utilizes its best judgment and information available, the ultimate appropriateness of the ACL is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company also maintains an estimated reserve for unfunded commitments on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

The Company’s methodology is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three months ended March 31, 2025.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(1,459)	—	—	—	—	(14)	(5,025)	(6,498)
Recoveries	403	251	—	—	20	64	1,979	2,717
Provision	2,716	(1,505)	941	75	(4,876)	15	12,634	10,000
Balance at end of period	$17,992	$39,370	$9,511	$2,344	$34,374	$10,270	$52,751	$166,612

	Three Months Ended March 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(909)	—	—	—	—	—	(4,854)	(5,763)
Recoveries	211	—	—	—	30	44	1,689	1,974
Provision	2,829	(418)	2,049	731	(120)	(325)	2,346	7,092
Balance at end of period	$17,087	$43,526	$12,441	$2,485	$36,790	$11,447	$36,060	$159,836

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision	714	132	(239)	—	84	(212)	21	500
Balance at end of period	$8,826	$1,135	$7,579	$—	$87	$15,681	$39	$33,347

	Three Months Ended March 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision	(324)	86	(1,151)	—	(10)	598	9	(792)
Balance at end of period	$8,792	$1,873	$6,897	$—	$14	$17,187	$50	$34,813

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of March 31, 2025 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$19,578	$173,435	$68,842	$172,494	$220,547	$268,053	$1,148,880	$20,009	$2,091,838
Special Mention	364	916	2,250	3,353	58	1,229	41,972	—	50,142
Substandard	—	—	—	7,948	26	1,238	24,836	—	34,048
Other (1)	8,099	12,828	7,983	6,045	2,255	2,105	46,051	—	85,366
Total Commercial and Industrial	28,041	187,179	79,075	189,840	222,886	272,625	1,261,739	20,009	2,261,394
Current period gross charge-offs	—	43	95	179	356	779	7	—	1,459

Commercial Real Estate
Risk rating:
Pass	105,358	291,863	384,491	796,202	632,631	1,889,571	100,071	7,645	4,207,832
Special Mention	—	8,979	2,235	7,483	41,397	22,702	11,747	—	94,543
Substandard	—	—	—	54,918	1,007	9,003	—	—	64,928
Other (1)	—	—	—	—	—	130	—	—	130
Total Commercial Real Estate	105,358	300,842	386,726	858,603	675,035	1,921,406	111,818	7,645	4,367,433
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	4,610	122,410	198,780	353,108	162,361	52,233	22,934	—	916,436
Special Mention	—	—	—	—	—	147	—	—	147
Other (1)	522	14,134	8,910	8,500	1,553	3,177	693	—	37,489
Total Construction	5,132	136,544	207,690	361,608	163,914	55,557	23,627	—	954,072
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	69,731	94,965	99,259	56,228	13,304	98,262	—	—	431,749
Special Mention	—	—	226	—	195	—	—	—	421
Substandard	—	4,411	526	292	—	—	—	—	5,229
Total Lease Financing	69,731	99,376	100,011	56,520	13,499	98,262	—	—	437,399
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$208,262	$723,941	$773,502	$1,466,571	$1,075,334	$2,347,850	$1,397,184	$27,654	$8,020,298
Current period gross charge-offs	$—	$43	$95	$179	$356	$779	$7	$—	$1,459

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$41,949	$161,436	$183,292	$482,310	$933,384	$1,578,605	$—	$—	$3,380,976
680 - 739	4,088	18,218	34,761	65,347	101,230	192,602	—	—	416,246
620 - 679	734	1,714	3,922	23,196	18,793	51,826	—	—	100,185
550 - 619	—	—	817	6,495	7,696	17,224	—	—	32,232
Less than 550	—	—	731	771	2,253	7,503	—	—	11,258
No Score (3)	—	13,199	6,330	16,757	9,837	50,065	—	—	96,188
Other (2)	759	8,020	11,914	16,416	14,182	37,781	3,361	—	92,433
Total Residential Mortgage	47,530	202,587	241,767	611,292	1,087,375	1,935,606	3,361	—	4,129,518
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	911,857	1,404	913,261
680 - 739	—	—	—	—	—	—	169,131	1,684	170,815
620 - 679	—	—	—	—	—	—	39,262	592	39,854
550 - 619	—	—	—	—	—	—	12,077	485	12,562
Less than 550	—	—	—	—	—	—	6,645	486	7,131
No Score (3)	—	—	—	—	—	—	1,272	—	1,272
Total Home Equity Line	—	—	—	—	—	—	1,140,244	4,651	1,144,895
Current period gross charge-offs	—	—	—	—	—	—	14	—	14

Total Residential Lending	$47,530	$202,587	$241,767	$611,292	$1,087,375	$1,935,606	$1,143,605	$4,651	$5,274,413
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14

Consumer Lending
FICO:
740 and greater	32,634	80,861	58,623	73,919	37,183	15,253	93,415	112	392,000
680 - 739	19,668	66,839	41,621	38,860	18,814	9,295	84,783	515	280,395
620 - 679	6,692	31,051	16,155	17,379	8,533	6,406	50,655	793	137,664
550 - 619	596	9,333	6,584	9,663	5,434	4,471	16,458	849	53,388
Less than 550	280	3,004	4,421	5,131	3,263	2,741	5,399	508	24,747
No Score (3)	750	821	95	30	—	18	35,238	194	37,146
Other (2)	201	—	—	257	600	1,044	70,883	—	72,985
Total Consumer Lending	$60,821	$191,909	$127,499	$145,239	$73,827	$39,228	$356,831	$2,971	$998,325
Current period gross charge-offs	$—	$660	$481	$585	$270	$809	$1,883	$337	$5,025

Total Loans and Leases	$316,613	$1,118,437	$1,142,768	$2,223,102	$2,236,536	$4,322,684	$2,897,620	$35,276	$14,293,036
Current period gross charge-offs	$—	$703	$576	$764	$626	$1,588	$1,904	$337	$6,498
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of March 31, 2025, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of March 31, 2025, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of December 31, 2024 was as follows:

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

There were no loans and leases graded as Loss as of March 31, 2025 and December 31, 2024.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2025 and December 31, 2024, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$3,596	$934	$740	$5,270	$2,256,124	$2,261,394	$740
Commercial real estate	378	—	—	378	4,367,055	4,367,433	—
Construction	1,193	2,295	—	3,488	950,584	954,072	—
Lease financing	—	—	—	—	437,399	437,399	—
Residential mortgage	15,546	9,461	7,698	32,705	4,096,813	4,129,518	1,008
Home equity line	4,250	803	3,015	8,068	1,136,827	1,144,895	—
Consumer	14,883	3,430	2,554	20,867	977,458	998,325	2,554
Total	$39,846	$16,923	$14,007	$70,776	$14,222,260	$14,293,036	$4,302

	December 31, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,481	$563	$1,595	$3,639	$2,243,789	$2,247,428	$1,432
Commercial real estate	—	—	153	153	4,463,839	4,463,992	—
Construction	434	1,179	536	2,149	916,177	918,326	536
Lease financing	—	—	—	—	434,650	434,650	—
Residential mortgage	19,971	7,478	9,392	36,841	4,131,313	4,168,154	1,317
Home equity line	5,647	972	3,945	10,564	1,141,175	1,151,739	—
Consumer	17,591	3,946	2,734	24,271	999,698	1,023,969	2,734
Total	$45,124	$14,138	$18,355	$77,617	$14,330,641	$14,408,258	$6,019

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

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2025 and December 31, 2024 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial real estate	$—	$216
Construction	—	375
Residential mortgage	5,617	12,809
Home equity line	—	6,788
Total Nonaccrual Loans and Leases	$5,617	$20,188

	December 31, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$329
Commercial real estate	—	411
Residential mortgage	4,495	12,768
Home equity line	501	7,171
Total Nonaccrual Loans and Leases	$4,996	$20,679

For the three months ended March 31, 2025, the Company recognized interest income of $0.4 million on nonaccrual loans and leases and for the three months ended March 31, 2024, the Company recognized interest income of $0.2 million on nonaccrual loans and leases. Furthermore, for the three months ended March 31, 2025, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and for the three months ended March 31, 2024, the amount of accrued interest receivables written off by reversing interest income was $0.2 million.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2025 and December 31, 2024, the amortized cost basis of collateral-dependent loans were $38.4 million and $39.1 million, respectively. As of March 31, 2025 and December 31, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of March 31, 2025 and 2024, related to loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024, respectively:

	Interest Rate Reduction
	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$589	0.06%		$628	0.06%
Total	$589	n/m	%	$628	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$10,584	0.47%	$199	0.01%
Commercial real estate	1,347	0.03	—	—
Residential mortgage	—	—	310	0.01
Consumer	83	n/m	118	0.01
Total	$12,014	0.08%	$627	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$1,007	0.02%		$—	—%
Residential mortgage	—	—		1,260	0.03
Total	$1,007	n/m	%	$1,260	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Consumer	Reduced weighted-average contractual interest rate by 13.20%.	Reduced weighted-average contractual interest rate by 13.55%.

Term Extension
Financial Effect
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Commercial and industrial	Added a weighted-average 0.4 years to the life of loans.	Added a weighted-average 3.8 years to the life of loans.
Commercial real estate	Added a weighted-average 0.3 years to the life of loans.	—
Residential mortgage	—	Added a weighted-average 1.0 years to the life of loans.
Consumer	Added a weighted-average 4.4 years to the life of loans.	Added a weighted-average 4.2 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Commercial real estate	Deferred a weighted-average of $209 thousand in loan payments.	—
Residential mortgage	—	Deferred a weighted-average of $172 thousand in loan payments.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of March 31, 2025 and 2024, of loans that had a payment default during the three months ended March 31, 2025 and 2024, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$73	$—	$—
Residential mortgage	—	312	—	—
Consumer	410	21	300	7
Total	$410	$406	$300	$7
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of March 31, 2025 and 2024, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	March 31, 2025
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$10,813	$10,813
Commercial real estate	—	—	—	—	3,497	3,497
Residential mortgage	—	—	—	—	2,352	2,352
Consumer	155	41	98	294	1,359	1,653
Total	$155	$41	$98	$294	$18,021	$18,315

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

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.1 billion and $6.0 billion as of March 31, 2025 and December 31, 2024, respectively. Of the $6.1 billion at March 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the three months ended March 31, 2025. Of the $6.0 billion at December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2024.

Foreclosed Property

As of both March 31, 2025 and December 31, 2024, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2025 and 2024, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $0.1 million and $65.3 million were transferred into new policies during the three months ended March 31, 2025 and 2024, respectively. No gain or loss was recognized as part of these exchanges.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which were $1.2 billion and $1.3 billion as of March 31, 2025 and December 31, 2024, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and was $0.8 million for both three months ended March 31, 2025 and 2024.

Amortization of mortgage servicing rights (“MSRs”) were $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$717
One to two years	636
Two to three years	563
Three to four years	499
Four to five years	444

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Gross carrying amount	$69,953	$69,903
Less: accumulated amortization	65,027	64,825
Net carrying value	$4,926	$5,078

The following table presents changes in amortized MSRs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$5,078	$5,699
Originations	50	97
Amortization	(202)	(263)
Balance at end of period	$4,926	$5,533
Fair value of amortized MSRs at beginning of period	$13,404	$14,308
Fair value of amortized MSRs at end of period	$13,357	$14,071

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2025 and 2024.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.31%	-	12.16%	6.71%	6.99%	-	11.77%	7.16%
Life in years (of the MSR)	4.45	-	7.25	7.08	4.14	-	7.02	6.94
Weighted-average coupon rate	3.72%	-	5.49%	3.81%	3.71%	-	5.66%	3.80%
Discount rate	10.36%	-	11.15%	10.40%	10.35%	-	10.94%	10.40%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $269.0 million and $235.5 million in affordable housing and other tax credit investment partnership interests as of March 31, 2025 and December 31, 2024, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $7.6 million and $7.7 million during the three months ended March 31, 2025 and 2024, respectively. The affordable housing tax credits and other benefits recognized were $9.6 million during both the three months ended March 31, 2025 and 2024, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $133.3 million and $98.7 million as of March 31, 2025 and December 31, 2024, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

6. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest may include pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity and interest rate swaps.

For public deposits and repurchase agreements, the Company enters into bilateral agreements with the entity to pledge investment securities as collateral in the event of default. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional investment securities. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and/or securities as collateral to secure borrowing capacity. For interest rate swaps, the Company enters into bilateral agreements to pledge collateral when either party is in a negative fair value position to mitigate counterparty credit risk. Counterparties to certain interest rate swaps, the FHLB and the FRB do not have the right to sell or repledge the collateral.

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Public deposits	$1,875,118	$1,729,131
Federal Home Loan Bank	4,927,265	4,959,298
Federal Reserve Bank	3,830,010	3,605,233
Interest rate swaps	331	385
Total	$10,632,724	$10,294,047

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of March 31, 2025 and December 31, 2024. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2025 and December 31, 2024, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
U.S.:
Interest-bearing	$12,002,358	$12,013,597
Noninterest-bearing	6,089,865	6,169,833
Foreign:
Interest-bearing	1,327,907	1,333,471
Noninterest-bearing	795,686	805,315
Total deposits	$20,215,816	$20,322,216

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2025:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$681,733	$614,670	$1,296,403
Over three through six months	817,473	496,676	1,314,149
Over six through twelve months	367,715	278,562	646,277
One to two years	32,221	6,040	38,261
Two to three years	21,092	6,373	27,465
Three to four years	13,929	558	14,487
Four to five years	10,070	6,605	16,675
Thereafter	215	334	549
Total	$1,944,448	$1,409,818	$3,354,266

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.3 billion as of March 31, 2025 and December 31, 2024, respectively. Overdrawn deposit accounts are classified as loans and totaled $4.7 million and $3.9 million as of March 31, 2025 and December 31, 2024, respectively.

8. Short-Term Borrowings

At March 31, 2025 and December 31, 2024, short-term borrowings were comprised of the following:

(dollars in thousands)	March 31, 2025	December 31, 2024
Short-term FHLB fixed-rate advances(1)	$250,000	$250,000
Total short-term borrowings	$250,000	$250,000
(1)	Interest is payable monthly.

As of March 31, 2025 and December 31, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% maturing in September 2025. The FHLB fixed-rate advance requires monthly interest-only payments with the principal amount due on the maturity date.

As of March 31, 2025 and December 31, 2024, the Company had a remaining line of credit of $2.8 billion available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had an undrawn line of credit of $3.2 billion and $3.0 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both March 31, 2025 and December 31, 2024. See “Note 6. Transfers of Financial Assets” for more information.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at March 31,	4.16%	4.71%
Highest month-end balance	$250,000	$500,000
Average outstanding balance	$250,000	$500,000
Weighted-average interest rate paid	4.22%	4.79%

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

Changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Three months ended March 31, 2025
Investment securities:
Unrealized net gains arising during the period	31,363	(8,365)	22,998
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	9,657	(2,576)	7,081
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	40,983	(10,931)	30,052
Cash flow derivative hedges:
Unrealized net gains arising during the period	236	(63)	173
Net change in cash flow derivative hedges	236	(63)	173
Other comprehensive income	41,219	(10,994)	30,225
Accumulated other comprehensive loss at March 31, 2025	$(591,574)	$157,805	$(433,769)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Three months ended March 31, 2024
Investment securities:
Unrealized net losses arising during the period	(3,432)	915	(2,517)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,160	(2,976)	8,184
Net change in investment securities	7,728	(2,061)	5,667
Cash flow derivative hedges:
Unrealized net losses arising during the period	(713)	189	(524)
Reclassification of net losses included in net income	1,755	(468)	1,287
Net change in cash flow derivative hedges	1,042	(279)	763
Other comprehensive income	8,770	(2,340)	6,430
Accumulated other comprehensive loss at March 31, 2024	$(714,330)	$190,550	$(523,780)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended March 31, 2025
Balance at beginning of period	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive income	—	22,971	7,081	173	30,225
Balance at end of period	$(1,879)	$(170,558)	$(261,420)	$88	$(433,769)

Three Months Ended March 31, 2024
Balance at beginning of period	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive (loss) income	—	(2,517)	8,184	763	6,430
Balance at end of period	$(5,373)	$(224,940)	$(293,427)	$(40)	$(523,780)

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

The table below sets forth those ratios at March 31, 2025 and December 31, 2024:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,083,979	12.93%	$2,074,202	12.87%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,083,979	12.93%	2,074,202	12.87%	6.00%	8.00%
Total capital to risk-weighted assets	2,283,938	14.17%	2,274,161	14.11%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,083,979	9.01%	2,074,202	8.96%	4.00%	5.00%

December 31, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,083,938	12.80%	$2,070,403	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,083,938	12.80%	2,070,403	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,277,178	13.99%	2,263,643	13.90%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,083,938	9.14%	2,070,403	9.08%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2025, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2025, to change the capital adequacy category of the Company or the Bank.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 974,345 shares at a total cost of approximately $25.0 million during the three months ended March 31, 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In April 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on May 30, 2025 to shareholders of record at the close of business on May 19, 2025.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$62,813	$8,845	$—	$63,750	$8,780	$—
Interest rate collars	200,000	120	—	200,000	—	(115)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,528,376	5,956	(6,879)	2,491,036	4,818	(5,990)
Visa derivative	68,069	—	(2,300)	66,606	—	(2,300)
Foreign exchange contracts	929	—	(6)	198	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate swaps noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of March 31, 2025 and December 31, 2024, the amount of initial margin cash collateral posted by the Company was $0.3 million and $0.4 million, respectively. As of March 31, 2025 and December 31, 2024, the variation margin was $0.9 million and $1.2 million, respectively.

As of March 31, 2025, the Company pledged $0.3 million in cash and received $22.0 million in cash as collateral for interest rate swaps. As of December 31, 2024, the Company pledged $0.4 million in cash and received $30.0 million in cash as collateral for interest rate swaps. As of March 31, 2025 and December 31, 2024, the cash collateral includes the excess initial margin for interest rate swaps cleared through clearinghouses and cash collateral for interest rate swaps with financial institution counterparties.

As of March 31, 2025 and December 31, 2024, the Company received $33.8 million and $43.7 million, respectively, in securities collateral for interest rate swaps, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At March 31, 2025 and December 31, 2024, the Company carried one interest rate swap with a notional amount of $62.8 million and $63.8 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of both March 31, 2025 and December 31, 2024, the interest rate swap had a positive fair value of $8.8 million. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2025 and 2024:

	Gains (losses) recognized in	Three Months Ended
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2025	2024
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$64	$(627)
Recognized on hedged item	Loans and lease financing	(63)	619

As of March 31, 2025 and December 31, 2024, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$53,923	$54,923	$(8,890)	$(8,827)

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

The Company previously carried two interest rate swaps with notional amounts totaling $200.0 million. The swaps matured in April 2024. The Company received fixed rates ranging from 1.70% to 2.08% and paid 1-month BSBY.

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

As of March 31, 2025 and December 31, 2024, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of March 31, 2025, these interest rate collars had a positive fair value of $0.1 million and a negative fair value of nil. As of December 31, 2024, these interest rate collars had a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

The interest rate swaps and collars are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps and collars is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period that the hedged transaction affects earnings.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Pretax net gains (losses) recognized in other comprehensive income on cash flow derivative hedges	$236	$(713)
Pretax net losses reclassified from accumulated other comprehensive income to interest income from loans and lease financing	—	1,755

The estimated net amount to be reclassified within the next 12 months out of accumulated other comprehensive income (loss) into earnings is nil as a decrease to interest income from loans and lease financing. As of March 31, 2025, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2025 and 2024:

	Net losses recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2025	2024
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(11)	$(7)
Visa derivative	Other noninterest income	(1,292)	(1,476)
Foreign exchange contracts	Other noninterest income	(6)	—

As of March 31, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $2.5 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $6.0 million and a negative fair value of $6.9 million. The Company received floating rates ranging from 4.82% to 9.00% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between June 2025 and October 2043. As of December 31, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.5 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $4.8 million and a negative fair value of $6.0 million. The Company received floating rates ranging from 4.87% to 7.55% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during both the three months ended March 31, 2025 and 2024.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.5 million and nil for the three months ended March 31, 2025 and 2024, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5342 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at March 31, 2025 and December 31, 2024. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both March 31, 2025 and December 31, 2024, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate swap agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate swap collateral daily. Collateral for customer interest rate swap agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended March 31, 2025 and 2024.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both March 31, 2025 and December 31, 2024, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2025 and December 31, 2024, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $88.7 million and $87.6 million at March 31, 2025 and December 31, 2024, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.6 million at both March 31, 2025 and December 31, 2024. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2025 have maturities ranging from April 2025 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,892,249	$5,789,600
Standby letters of credit	236,919	230,379
Commercial letters of credit	6,056	6,460

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

Reorganization Transactions

On April 1, 2016, a series of reorganization transactions were undertaken to facilitate FHI’s initial public offering. In connection with the reorganization transactions, FHI distributed its interest in BancWest Holding Inc. (“BWHI”), including Bank of the West (“BOW”), to BNP Paribas (“BNPP”) so that BWHI was held directly by BNPP. As a result of the reorganization transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the reorganization transactions when it was known as BancWest Corporation, including its then wholly owned subsidiary, BOW. The Company is not able to determine the ultimate outcome or estimate the amounts of these contingent liabilities, if any, at this time. The Company recorded an increase to other noninterest expense of $3.8 million and an equal offsetting decrease of $3.8 million to the provision for income taxes during year ended December 31, 2024, related to adjustments made to certain of these uncertain tax liabilities.

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended March 31, 2025
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$129,882	$42,542	$(11,898)	$160,526

Service charges on deposit accounts	6,364	1,064	107	7,535
Credit and debit card fees	—	12,930	974	13,904
Other service charges and fees	8,844	574	515	9,933
Trust and investment services income	9,370	—	—	9,370
Other	202	1,437	952	2,591
Not in scope of Topic 606(1)	1,871	1,750	3,523	7,144
Total noninterest income	26,651	17,755	6,071	50,477
Total revenue	$156,533	$60,297	$(5,827)	$211,003
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended March 31, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$128,057	$45,381	$(19,011)	$154,427

Service charges on deposit accounts	6,675	824	47	7,546
Credit and debit card fees	—	14,592	1,006	15,598
Other service charges and fees	6,938	398	570	7,906
Trust and investment services income	10,354	—	—	10,354
Other	220	1,148	2,640	4,008
Not in scope of Topic 606(1)	1,848	996	3,115	5,959
Total noninterest income	26,035	17,958	7,378	51,371
Total revenue	$154,092	$63,339	$(11,633)	$205,798
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three months ended March 31, 2025 and 2024, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and one vendor in the current year, which are being amortized over the term of the respective contracts. As of March 31, 2025 and December 31, 2024, the Company had contract liabilities of $2.1 million and $2.2 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2025, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million due to the passage of time. For the three months ended March 31, 2024, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2025 and December 31, 2024, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2025 and December 31, 2024. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three months ended March 31, 2025 and 2024, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 184,000 and 115,000 antidilutive securities, respectively. For the three months ended March 31, 2025 and 2024, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2025	2024
Numerator:
Net income	$59,248	$54,220

Denominator:
Basic: weighted-average shares outstanding	126,281,802	127,707,354
Add: weighted-average equity-based awards	885,130	510,335
Diluted: weighted-average shares outstanding	127,166,932	128,217,689

Basic earnings per share	$0.47	$0.42
Diluted earnings per share	$0.47	$0.42

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2025 and 2024:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2025	2024	2025	2024
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$—	$169	$137
Interest cost	Other noninterest expense	1,880	1,906	225	211
Expected return on plan assets	Other noninterest expense	(876)	(878)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	383	503	(301)	(322)
Total net periodic benefit cost		$1,387	$1,531	$93	$26

Leases

The Company recognized operating lease income related to lease payments of $1.6 million for both the three months ended March 31, 2025 and 2024. In addition, the Company recognized $1.5 million and $1.6 million of lease income related to variable lease payments for the three months ended March 31, 2025 and 2024, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5342 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both March 31, 2025 and December 31, 2024, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below:

	Fair Value Measurements as of March 31, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$35,314	$—	$35,314
Residential - Government-sponsored enterprises(1)	—	727,417	—	727,417
Commercial - Government agency	—	195,766	—	195,766
Commercial - Government-sponsored enterprises	—	44,012	—	44,012
Commercial - Non-agency	—	22,005	—	22,005
Collateralized mortgage obligations:
Government agency	—	391,674	—	391,674
Government-sponsored enterprises	—	305,737	—	305,737
Collateralized loan obligations	—	136,503	—	136,503
Total available-for-sale securities	—	1,858,428	—	1,858,428
Other assets(2)	289	14,921	—	15,210
Liabilities
Other liabilities(3)	—	(6,885)	(2,300)	(9,185)
Total	$289	$1,866,464	$(2,300)	$1,864,453
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Government agency debt securities	$—	$8,147	$—	$8,147
Mortgage-backed securities:
Residential - Government agency(1)	—	35,859	—	35,859
Residential - Government-sponsored enterprises(1)	—	738,113	—	738,113
Commercial - Government agency	—	196,125	—	196,125
Commercial - Government-sponsored enterprises	—	44,908	—	44,908
Commercial - Non-agency	—	22,083	—	22,083
Collateralized mortgage obligations:
Government agency	—	397,124	—	397,124
Government-sponsored enterprises	—	310,682	—	310,682
Collateralized loan obligations	—	173,475	—	173,475
Total available-for-sale securities	—	1,926,516	—	1,926,516
Other assets(2)	179	13,598	—	13,777
Liabilities
Other liabilities(3)	—	(6,105)	(2,300)	(8,405)
Total	$179	$1,934,009	$(2,300)	$1,931,888
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$19,955	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5342(1)	1.4280-1.5342
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 16%(3)	-9% - 41%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$20,734	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5430(1)	1.4444-1.5430
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 7%(3)	-21% - 19%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a February 2025 claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three months ended March 31, 2025 and 2024, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 are summarized below:

	Visa Derivative
(dollars in thousands)	2025	2024
Three Months Ended March 31,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(1,292)	(1,476)
Settlements	1,292	1,476
Balance as of March 31,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of March 31,	$(1,292)	$(1,476)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,314,579	$240,738	$1,073,841	$—	$1,314,579
Investment securities held-to-maturity	3,724,908	—	3,250,275	—	3,250,275
Loans held for sale	1,547	—	1,547	—	1,547
Loans(1)	13,855,637	—	—	13,348,446	13,348,446

Financial liabilities:
Time deposits(2)	$3,354,266	$—	$3,336,034	$—	$3,336,034
Short-term borrowings	250,000	—	249,578	—	249,578

	December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,170,190	$258,057	$912,133	$—	$1,170,190
Investment securities held-to-maturity	3,790,650	—	3,262,509	—	3,262,509
Loans(1)	13,973,608	—	—	13,373,785	13,373,785

Financial liabilities:
Time deposits(2)	$3,298,370	$—	$3,280,119	$—	$3,280,119
Short-term borrowings	250,000	—	249,312	—	249,312
(1)	Excludes financing leases of $437.4 million at March 31, 2025 and $434.7 million at December 31, 2024.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $16.9 billion as of March 31, 2025 and $17.0 billion as of December 31, 2024.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of March 31, 2025 and December 31, 2024, the Company had $6.1 billion and $6.0 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $46.9 million and $47.4 million at March 31, 2025 and December 31, 2024, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2025
Collateral-dependent loans	$—	$—	$19,955
December 31, 2024
Collateral-dependent loans	$—	$—	$20,734

The Company recognized a reduction in expected credit losses on collateral-dependent loans of $0.4 million for the three months ended March 31, 2025. Total expected credit losses recognized on collateral-dependent loans were $1.0 million for the three months ended March 31, 2024.

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

	Three Months Ended
	March 31, 2025
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Interest income	$84,412	$107,271	$43,467	$235,150
Intersegment interest allocations (1)	(63,010)	(77,131)	140,141	—
Total interest income	21,402	30,140	183,608	235,150

Interest expense	(54,881)	(13,934)	(5,809)	(74,624)
Intersegment interest allocations (1)	163,361	26,336	(189,697)	—
Total interest expense	108,480	12,402	(195,506)	(74,624)
Net interest income (expense)	129,882	42,542	(11,898)	160,526

Provision for credit losses	(4,691)	(5,309)	(500)	(10,500)
Net interest income (expense) after provision for credit losses	125,191	37,233	(12,398)	150,026

Noninterest income	26,651	17,755	6,071	50,477

Salaries and employee benefits	(24,612)	(4,791)	(30,701)	(60,104)
Contracted services and professional fees	(3,053)	(3,870)	(7,916)	(14,839)
Occupancy	(7,295)	(495)	(310)	(8,100)
Equipment	(1,395)	(449)	(12,027)	(13,871)
Card rewards program	—	(7,919)	—	(7,919)
Other segment items (2)	(36,770)	(2,247)	20,290	(18,727)
Noninterest expense	(73,125)	(19,771)	(30,664)	(123,560)

Income (loss) before (provision) benefit for income taxes	78,717	35,217	(36,991)	76,943
(Provision) benefit for income taxes	(18,774)	(6,961)	8,040	(17,695)
Net income (loss)	$59,943	$28,256	$(28,951)	$59,248

Other Segment Disclosures:
Depreciation and amortization (3)	$1,048	$68	$4,412	$5,528
Segment earning assets	7,323,191	6,974,197	6,687,259	20,984,647

	Three Months Ended
	March 31, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Interest income	$84,223	$116,775	$43,954	$244,952
Intersegment interest allocations (1)	(62,197)	(83,239)	145,436	—
Total interest income	22,026	33,536	189,390	244,952

Interest expense	(58,372)	(15,313)	(16,840)	(90,525)
Intersegment interest allocations (1)	164,403	27,158	(191,561)	—
Total interest expense	106,031	11,845	(208,401)	(90,525)
Net interest income (expense)	128,057	45,381	(19,011)	154,427

(Provision) benefit for credit losses	(3,379)	(3,713)	792	(6,300)
Net interest income (expense) after (provision) benefit for credit losses	124,678	41,668	(18,219)	148,127

Noninterest income	26,035	17,958	7,378	51,371

Salaries and employee benefits	(25,238)	(4,996)	(29,028)	(59,262)
Contracted services and professional fees	(2,881)	(4,389)	(8,469)	(15,739)
Occupancy	(7,416)	(491)	966	(6,941)
Equipment	(1,308)	(361)	(11,744)	(13,413)
Card rewards program	—	(8,508)	—	(8,508)
Other segment items (2)	(39,797)	(6,940)	21,787	(24,950)
Noninterest expense	(76,640)	(25,685)	(26,488)	(128,813)

Income (loss) before (provision) benefit for income taxes	74,073	33,941	(37,329)	70,685
(Provision) benefit for income taxes	(17,928)	(7,273)	8,736	(16,465)
Net income (loss)	$56,145	$26,668	$(28,593)	$54,220

Other Segment Disclosures:
Depreciation and amortization (3)	$1,136	$68	$3,713	$4,917
Segment earning assets	7,474,076	6,880,199	7,263,325	21,617,600
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits to all business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within equipment, occupancy, other segment items, and noninterest income.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business, current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the actual or perceived soundness of other financial institutions; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; changes in the demand for our products and services; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in, or effects of changes of, trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including trade and other geopolitical tensions resulting from the imposition of tariffs and tightening of export control regulations; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and natural disasters and other external events; the potential impact of climate change; our ability to maintain consistent growth, earnings and profitability; the impact of any pandemic, epidemic or health-related crisis; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock;  contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy as a whole experienced mixed economic conditions. Although it remains resilient, the State continues to endure high consumer prices and housing affordability challenges. According to the State of Hawaii Department of Business, Economic Development and Tourism, the statewide seasonally adjusted unemployment rate decreased to 2.9% at March 31, 2025, compared to 3.1% at March 31, 2024. Nationally, the seasonally adjusted unemployment rate was 4.2% at March 31, 2025 compared to 3.8% at March 31, 2024.

Domestic visitor arrivals for the state remain stable, with the average daily domestic passenger counts for the first three months of 2025 relatively similar to the average daily passenger counts during the first three months of 2024, according to the Hawaii Tourism Authority. More generally, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. International visitor arrivals from Japan in the first three months of 2025 is similar to the level of arrivals from Japan in the first three months of 2024, but remains below pre-pandemic arrival levels due to the weak yen.

The local Oahu housing market has remained relatively stable, but continues to experience some softening as compared to previous years primarily due to high interest rates. According to the Honolulu Board of Realtors, the volume of single-family home sales decreased by 4.0%, while condominium sales increased by 0.4%, in each case when comparing the first three months of 2025 with the same period in 2024. When comparing the first three months of 2025 with the same period in 2023, the volume of single-family home sales increased by 1.8%, while condominium sales decreased by 6.7%. The median price of a single-family home sold on Oahu in the first three months of 2025 was $1,150,000, an increase of 7.5% from the same period in 2024. The median price of a condominium sold on Oahu in the first three months of 2025 was $510,000, an increase of 1.0% from the same period in 2024. As of March 31, 2025, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 3.3 and 6.2 months, respectively.

Other Economic Developments

Our financial performance is highly dependent upon the business environment in the markets in which we operate and therefore may be impacted by a variety of factors such as a decline in economic conditions, natural disasters, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in foreign currency exchange rates and interest rates, the political and regulatory environment, changes to the U.S. Federal budget and potential changes in tax laws. More recently, changes in trade policy and tariffs announced under the new Trump administration and markets, including global stock and bond markets, have experienced a high level of volatility following the announcement of these and other trade restriction measures. A decline in business and economic conditions caused by the imposition of U.S. tariffs on imported goods or retaliatory tariffs on U.S. goods, uncertainty in business conditions, including as a result of changes to government spending levels, or other factors beyond our control, could have an effect on the markets in which we operate and/or the credit quality of our loans, and therefore, our financial condition and results of operations.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, for additional information regarding material risks affecting the Company.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2025	2024
Income Statement Data:
Interest income	$235,150	$244,952
Interest expense	74,624	90,525
Net interest income	160,526	154,427
Provision for credit losses	10,500	6,300
Net interest income after provision for credit losses	150,026	148,127
Noninterest income	50,477	51,371
Noninterest expense	123,560	128,813
Income before provision for income taxes	76,943	70,685
Provision for income taxes	17,695	16,465
Net income	$59,248	$54,220
Basic earnings per share	$0.47	$0.42
Diluted earnings per share	$0.47	$0.42
Basic weighted-average outstanding shares	126,281,802	127,707,354
Diluted weighted-average outstanding shares	127,166,932	128,217,689
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	55.32%	61.90%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.08%	2.91%
Efficiency ratio	58.22%	62.15%
Return on average total assets	1.01%	0.90%
Return on average tangible assets (non-GAAP)(2)	1.05%	0.94%
Return on average total stockholders' equity	9.09%	8.73%
Return on average tangible stockholders' equity (non-GAAP)(2)	14.59%	14.53%
Noninterest expense to average assets	2.10%	2.14%

(continued)

(continued)	March 31,	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Cash and cash equivalents	$1,314,579	$1,170,190
Investment securities available-for-sale	1,858,428	1,926,516
Investment securities held-to-maturity	3,724,908	3,790,650
Loans and leases	14,293,036	14,408,258
Allowance for credit losses for loans and leases	166,612	160,393
Goodwill	995,492	995,492
Total assets	23,744,958	23,828,186
Total deposits	20,215,816	20,322,216
Short-term borrowings	250,000	250,000
Total liabilities	21,096,106	21,210,700
Total stockholders' equity	2,648,852	2,617,486
Book value per share	$21.07	$20.70
Tangible book value per share (non-GAAP)(2)	$13.15	$12.83

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.14%	0.14%
Allowance for credit losses for loans and leases / total loans and leases	1.17%	1.11%
Net charge-offs / average total loans and leases(3)	0.11%	0.10%

	March 31,	December 31,
Capital Ratios:	2025	2024
Common Equity Tier 1 Capital Ratio	12.93%	12.80%
Tier 1 Capital Ratio	12.93%	12.80%
Total Capital Ratio	14.17%	13.99%
Tier 1 Leverage Ratio	9.01%	9.14%
Total stockholders' equity to total assets	11.16%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	7.27%	7.10%
(1)	Except for the efficiency ratio, amounts are annualized for the three months ended March 31, 2025 and 2024.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the three months ended March 31, 2025.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Income Statement Data:
Net income	$59,248	$54,220

Average total stockholders' equity	$2,641,978	$2,496,840
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,646,486	$1,501,348

Average total assets	$23,890,459	$24,187,207
Less: average goodwill	995,492	995,492
Average tangible assets	$22,894,967	$23,191,715

Return on average total stockholders' equity(a)	9.09%	8.73%
Return on average tangible stockholders' equity (non-GAAP)(a)	14.59%	14.53%

Return on average total assets(a)	1.01%	0.90%
Return on average tangible assets (non-GAAP)(a)	1.05%	0.94%

	As of	As of
	March 31,	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Total stockholders' equity	$2,648,852	$2,617,486
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,653,360	$1,621,994

Total assets	$23,744,958	$23,828,186
Less: goodwill	995,492	995,492
Tangible assets	$22,749,466	$22,832,694

Shares outstanding	125,692,598	126,422,898

Total stockholders' equity to total assets	11.16%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.27%	7.10%

Book value per share	$21.07	$20.70
Tangible book value per share (non-GAAP)	$13.15	$12.83
(a)	Annualized for the three months ended March 31, 2025 and 2024.

Financial Highlights

Net income was $59.2 million for the three months ended March 31, 2025, an increase of $5.0 million or 9% as compared to the same period in 2024. Basic and diluted earnings per share were both $0.47 for the three months ended March 31, 2025, an increase of $0.05 or 12% as compared to the same period in 2024. The increase in net income was primarily due to a $6.1 million increase in net interest income and a $5.3 million decrease in noninterest expense. This was partially offset by a $4.2 million increase in the provision for credit losses (the “Provision”), a $1.2 million increase in the provision for income taxes and a $0.9 million decrease in noninterest income.

Our return on average total assets was 1.01% for the three months ended March 31, 2025, an increase of 11 basis points from the same period in 2024, and our return on average total stockholders’ equity was 9.09% for the three months ended March 31, 2025, an increase of 36 basis points from the same period in 2024. Our return on average tangible assets was 1.05% for the three months ended March 31, 2025, an increase of 11 basis points from the same period in 2024, and our return on average tangible stockholders’ equity was 14.59% for the three months ended March 31, 2025, an increase of six basis points from the same period in 2024. Our efficiency ratio was 58.22% for the three months ended March 31, 2025 compared to 62.15% for the same period in 2024.

Our results for the three months ended March 31, 2025 were highlighted by the following:

●	Net interest income was $160.5 million for the three months ended March 31, 2025, an increase of $6.1 million or four percent as compared to the same period in 2024. Our net interest margin was 3.08% for the three months ended March 31, 2025, an increase of 17 basis points as compared to the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $10.5 million for the three months ended March 31, 2025, an increase of $4.2 million or 67% as compared to the same period in 2024. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $50.5 million for the three months ended March 31, 2025, a decrease of $0.9 million or 2% as compared to the same period in 2024. The decrease in noninterest income was primarily due to a $1.7 million decrease in credit and debit card fees, a $1.0 million decrease in trust and investment services income and a $0.6 million decrease in other noninterest income, partially offset by a $2.3 million increase in other service charges and fees.

●	Noninterest expense was $123.6 million for the three months ended March 31, 2025, a decrease of $5.3 million or 4% compared to the same period in 2024. The decrease in noninterest expense was primarily due to a $4.3 million decrease in regulatory assessment and fees, a $1.5 million decrease in other noninterest expense, a $0.9 million decrease in contracted services and professional fees and a $0.6 million decrease in card rewards program expense, partially offset by a $1.2 million increase in occupancy expense and a $0.8 million increase in salaries and employee benefits expense.

For the three months ended March 31, 2025, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 12.93% as of March 31, 2025, an increase of 13 basis points from December 31, 2024. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2025 and a decrease in risk-weighted assets, partially offset by the dividends declared and paid to the Company’s stockholders and common stock repurchased.

●	Total loans and leases were $14.3 billion as of March 31, 2025, a decrease of $115.2 million or 1% from December 31, 2024. The decrease in total loans and leases was primarily due to decreases in commercial real estate loans, residential real estate loans and consumer loans, partially offset by increases in construction loans and commercial and industrial loans.

●	The ACL was $166.6 million as of March 31, 2025, an increase of $6.2 million or 4% from December 31, 2024. The ratio of our ACL to total loans and leases outstanding was 1.17% as of March 31, 2025, an increase of six basis points compared to December 31, 2024.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.6 billion as of March 31, 2025, a decrease of $133.8 million or 2% from December 31, 2024. Maturities and payments on investment securities were used to offset the decline in deposits.

●	Total deposits were $20.2 billion as of March 31, 2025, a decrease of $106.4 million or 1% from December 31, 2024. The decrease in total deposits was primarily due to a $162.1 million decrease in money market deposit balances and an $89.6 million decrease in demand deposit balances, partially offset by an $89.4 million increase in savings deposit balances and a $55.9 million increase in time deposit balances.

●	Total stockholders’ equity was $2.6 billion as of March 31, 2025, an increase of $31.4 million or 1% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the period of $59.2 million and other comprehensive income, net of tax, of $30.2 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $32.9 million and common stock repurchased of $25.0 million during the three months ended March 31, 2025.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2025 and 2024, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,171.1	$12.8	4.44%	$858.6	$11.6	5.45%
Available-for-Sale Investment Securities
Taxable	1,891.4	13.2	2.79	2,210.6	14.5	2.63
Non-Taxable	1.4	—	5.52	1.8	—	5.61
Held-to-Maturity Investment Securities
Taxable	3,164.0	13.6	1.72	3,416.4	14.6	1.71
Non-Taxable	599.0	3.7	2.51	603.4	4.0	2.65
Total Investment Securities	5,655.8	30.5	2.16	6,232.2	33.1	2.13
Loans Held for Sale	0.3	—	6.28	0.7	—	6.92
Loans and Leases(1)
Commercial and industrial	2,196.8	33.6	6.20	2,164.9	37.2	6.92
Commercial real estate	4,420.1	66.5	6.10	4,323.5	70.1	6.53
Construction	937.0	15.4	6.67	924.7	17.4	7.55
Residential:
Residential mortgage	4,150.3	40.9	3.94	4,264.1	42.0	3.94
Home equity line	1,149.8	13.1	4.61	1,172.1	12.0	4.13
Consumer	1,019.5	18.9	7.53	1,083.5	18.1	6.71
Lease financing	436.5	4.3	3.99	379.8	3.7	3.91
Total Loans and Leases	14,310.0	192.7	5.44	14,312.6	200.5	5.63
Other Earning Assets	32.0	0.4	5.48	77.8	1.2	5.90
Total Earning Assets(2)	21,169.2	236.4	4.51	21,481.9	246.4	4.61
Cash and Due from Banks	235.9			244.3
Other Assets	2,485.4			2,461.0
Total Assets	$23,890.5			$24,187.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,232.5	$21.3	1.38%	$6,059.7	$23.4	1.56%
Money Market	3,922.2	23.0	2.38	3,944.9	28.8	2.94
Time	3,317.1	27.4	3.36	3,325.3	31.9	3.86
Total Interest-Bearing Deposits	13,471.8	71.7	2.16	13,329.9	84.1	2.54
Other Short-Term Borrowings	250.0	2.6	4.22	500.0	6.0	4.79
Other Interest-Bearing Liabilities	27.5	0.3	4.67	33.0	0.4	5.22
Total Interest-Bearing Liabilities	13,749.3	74.6	2.20	13,862.9	90.5	2.63
Net Interest Income		$161.8			$155.9
Interest Rate Spread(3)			2.31%			1.98%
Net Interest Margin(4)			3.08%			2.91%
Noninterest-Bearing Demand Deposits	6,882.2			7,242.0
Other Liabilities	617.0			585.5
Stockholders' Equity	2,642.0			2,496.8
Total Liabilities and Stockholders' Equity	$23,890.5			$24,187.2
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.2 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended March 31, 2025 and 2024, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended March 31, 2025
	Compared to March 31, 2024
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$3.7	$(2.5)	$1.2
Available-for-Sale Investment Securities
Taxable	(2.2)	0.9	(1.3)
Held-to-Maturity Investment Securities
Taxable	(1.1)	0.1	(1.0)
Non-Taxable	—	(0.3)	(0.3)
Total Investment Securities	(3.3)	0.7	(2.6)
Loans and Leases
Commercial and industrial	0.5	(4.1)	(3.6)
Commercial real estate	1.5	(5.1)	(3.6)
Construction	0.2	(2.2)	(2.0)
Residential:
Residential mortgage	(1.1)	—	(1.1)
Home equity line	(0.2)	1.3	1.1
Consumer	(1.2)	2.0	0.8
Lease financing	0.5	0.1	0.6
Total Loans and Leases	0.2	(8.0)	(7.8)
Other Earning Assets	(0.7)	(0.1)	(0.8)
Total Change in Interest Income	(0.1)	(9.9)	(10.0)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.7	(2.8)	(2.1)
Money Market	(0.2)	(5.6)	(5.8)
Time	(0.1)	(4.4)	(4.5)
Total Interest-Bearing Deposits	0.4	(12.8)	(12.4)
Other Short-term Borrowings	(2.7)	(0.7)	(3.4)
Other Interest-Bearing Liabilities	(0.1)	—	(0.1)
Total Change in Interest Expense	(2.4)	(13.5)	(15.9)
Change in Net Interest Income	$2.3	$3.6	$5.9
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $161.8 million for the three months ended March 31, 2025, an increase of $5.9 million or 4% compared to the same period in 2024. Our net interest margin was 3.08% for the three months ended March 31, 2025, an increase of 17 basis points from the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the three months ended March 31, 2025, compared to the same period in 2024. Deposit funding costs were $71.7 million for the three months ended March 31, 2025, a decrease of $12.4 million or 15% compared to the same period in 2024, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 2.16% for the three months ended March 31, 2025, a decrease of 38 basis points compared to the same period in 2024, primarily due to rate decreases. Total borrowing costs were $2.6 million for the three months ended March 31, 2025, a decrease of $3.4 million or 57% compared to the same period in 2024. During the third quarter of 2024, $500.0 million of FHLB advances matured and a new $250.0 million short-term FHLB advance was taken. The yield on our loan and lease portfolio was 5.44% for the three months ended March 31, 2025, a decrease of 19 basis points as compared to the same period in 2024, primarily due to decreases in yields from our adjustable-rate commercial real estate, commercial and industrial and construction loans, which are typically based on the SOFR.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2024 at 8.50% and decreased 100 basis points (50 basis points in September and 25 basis points in both November and December) to end the year at 7.50%, where it remained as at the end of the first quarter of 2025. As noted above, our loan portfolio is also impacted by changes in the SOFR. At March 31, 2025, the one-month and three-month CME Term SOFR interest rates were 4.32% and 4.29%, respectively. At March 31, 2024, the one-month and three-month CME Term SOFR interest rates were 5.33% and 5.30%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2024 at 5.25% to 5.50% and decreased 100 basis points to end the year at 4.25% to 4.50%, where it remained as at the end of the first quarter of 2025. There continues to be uncertainty in the changing market and economic conditions, particularly in recent weeks as a result of an increase in trade restrictions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment.

Provision for Credit Losses

The Provision was $10.5 million for the three months ended March 31, 2025, an increase of $4.2 million or 67% as compared to the same period in 2024. The increase was primarily due to increases in the provision for consumer loans and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by decreases in the provision for residential mortgage loans, construction loans, commercial real estate loans and lease financing and the provision for unfunded home equity line commitments. We recorded net charge-offs of loans and leases of $3.8 million for both the three months ended March 31, 2025 and 2024. This represented net charge-offs of 0.11% of average loans and leases, on an annualized basis, for both the three months ended March 31, 2025 and 2024. The ACL was $166.6 million as of March 31, 2025, an increase of $6.2 million or 4% from December 31, 2024 and represented 1.17% of total outstanding loans and leases as of March 31, 2025 compared to 1.11% of total outstanding loans and leases as of December 31, 2024. The reserve for unfunded commitments was $33.3 million as of March 31, 2025, compared to $32.8 million as of December 31, 2024. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the three months ended March 31, 2025 and 2024:

Noninterest Income				Table 5
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2025	2024	Change	Change
Service charges on deposit accounts	$7,535	$7,546	$(11)	—%
Credit and debit card fees	14,474	16,173	(1,699)	(11)
Other service charges and fees	12,167	9,904	2,263	23
Trust and investment services income	9,370	10,354	(984)	(10)
Bank-owned life insurance	4,371	4,286	85	2
Investment securities gains, net	37	—	37	n/m
Other	2,523	3,108	(585)	(19)
Total noninterest income	$50,477	$51,371	$(894)	(2)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended March 31, 2025 to the same period in 2024.

Total noninterest income was $50.5 million for the three months ended March 31, 2025, a decrease of $0.9 million or 2% as compared to the same period in 2024.

Service charges on deposit accounts were $7.5 million for the three months ended March 31, 2025, a minimal change as compared to the same period in 2024.

Credit and debit card fees were $14.5 million for the three months ended March 31, 2025, a decrease of $1.7 million or 11% as compared to the same period in 2024. This decrease was primarily due to a $1.4 million decrease in interchange settlement fees and a $0.2 million increase in network association dues.

Other service charges and fees were $12.2 million for the three months ended March 31, 2025, an increase of $2.3 million or 23% as compared to the same period in 2024. This increase was primarily due to a $2.1 million increase in fees from annuities and securities.

Trust and investment services income was $9.4 million for the three months ended March 31, 2025, a decrease of $1.0 million or 10% as compared to the same period in 2024. This decrease was primarily due to a $1.2 million decrease in investment management fees.

BOLI income was $4.4 million for the three months ended March 31, 2025, an increase of $0.1 million or 2% as compared to the same period in 2024.

Other noninterest income was $2.5 million for the three months ended March 31, 2025, a decrease of $0.6 million or 19% as compared to the same period in 2024. This decrease was primarily due to $2.0 million in insurance proceeds received in the three months ended March 31, 2024 due to the destruction of the Lahaina branch in the Maui wildfires, partially offset by a $0.5 million increase in customer-related interest rate swap fees, a $0.2 million increase in volume-based incentives, a $0.2 million decrease in net losses recognized in income related to derivative contracts and a $0.2 million increase in gains on the sale of leased equipment.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the three months ended March 31, 2025 and 2024:

Noninterest Expense				Table 6
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$60,104	$59,262	$842	1%
Contracted services and professional fees	14,839	15,739	(900)	(6)
Occupancy	8,100	6,941	1,159	17
Equipment	13,871	13,413	458	3
Regulatory assessment and fees	3,823	8,120	(4,297)	(53)
Advertising and marketing	2,179	2,612	(433)	(17)
Card rewards program	7,919	8,508	(589)	(7)
Other	12,725	14,218	(1,493)	(11)
Total noninterest expense	$123,560	$128,813	$(5,253)	(4)%

Total noninterest expense was $123.6 million for the three months ended March 31, 2025, a decrease of $5.3 million or 4% as compared to the same period in 2024.

Salaries and employee benefits expense was $60.1 million for the three months ended March 31, 2025, an increase of $0.8 million or 1% as compared to the same period in 2024. This increase was primarily due to a $2.2 million increase in incentive compensation and a $0.4 million increase in retirement plan expenses, partially offset by a $0.7 million decrease in base salaries and related payroll taxes, a $0.6 million increase in payroll and benefit costs being deferred as loan origination costs and a $0.4 million decrease in state unemployment tax expense.

Contracted services and professional fees were $14.8 million for the three months ended March 31, 2025, a decrease of $0.9 million or 6% as compared to the same period in 2024. This decrease was primarily due to a $0.9 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $8.1 million for the three months ended March 31, 2025, an increase of $1.2 million or 17% as compared to the same period in 2024. This increase was primarily due to a $0.6 million increase in building depreciation, a $0.4 million decrease in net sublease rental income and a $0.3 million increase in building maintenance expense.

Equipment expense was $13.9 million for the three months ended March 31, 2025, an increase of $0.5 million or 3% as compared to the same period in 2024. This increase was primarily due to a $0.5 million increase in technology-related amortization and licensing and maintenance fees.

Regulatory assessment and fees were $3.8 million for the three months ended March 31, 2025, a decrease of $4.3 million or 53% as compared to the same period in 2024. This decrease was primarily due to a decrease in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. The Company estimated a related loss of $4.1 million, which was recorded in the first quarter of 2024. This estimate was later adjusted by $0.3 million in the third quarter of 2024 to bring the net loss related to the special assessment to $3.8 million for the nine months ended September 30, 2024.

Advertising and marketing expense was $2.2 million for the three months ended March 31, 2025, a decrease of $0.4 million or 17% as compared to the same period in 2024. This decrease was primarily due to a $0.4 million decrease in advertising costs.

Card rewards program expense was $7.9 million for the three months ended March 31, 2025, a decrease of $0.6 million or 7% as compared to the same period in 2024. This decrease was primarily due to a $0.5 million decrease in priority rewards card redemptions and a $0.4 million decrease in interchange fees paid to our credit card partners, partially offset by a $0.3 million increase in credit card cash reward redemptions.

Other noninterest expense was $12.7 million for the three months ended March 31, 2025, a decrease of $1.5 million or 11% as compared to the same period in 2024. This decrease was primarily due to a $1.4 million decrease in operational losses and other charge-offs and a $0.5 million decrease in costs associated with a fund acquired by the Company, partially offset by a $0.2 million increase in brokers fees.

Provision for Income Taxes

The provision for income taxes was $17.7 million (an effective tax rate of 23.00%) for the three months ended March 31, 2025, compared with a provision for income taxes of $16.5 million (an effective tax rate of 23.29%) for the same period in 2024. The change in the effective tax rate was partially due to an increase in tax credits and a reduction in nondeductible expenses for the three months ended March 31, 2025.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 7 summarizes net income from our business segments for the three months ended March 31, 2025 and 2024. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income (Loss)		Table 7
	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Retail Banking	$59,943	$56,145
Commercial Banking	28,256	26,668
Treasury and Other	(28,951)	(28,593)
Total	$59,248	$54,220

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

Net income for the Retail Banking segment was $59.9 million for the three months ended March 31, 2025, an increase of $3.8 million or 7% as compared to the same period in 2024. The increase in net income for the Retail Banking segment was primarily due to a $3.5 million decrease in noninterest expense, a $1.8 million increase in net interest income and a $0.6 million increase in noninterest income, partially offset by a $1.3 million increase in the Provision and a $0.8 million increase in the provision for income taxes. The decrease in noninterest expense was primarily due a decrease in regulatory assessment and fees, lower overall expenses that were allocated to the Retail Banking segment and a decrease in salaries and employee benefits expense. The increase in net interest income was primarily due to higher deposit spreads. The increase in noninterest income was primarily due to an increase in other service charges and fees, partially offset by a decrease in trust and investment services income. The increase in the Provision for the Retail Banking segment was primarily due to an increase in the provision for consumer loans. The increase in the provision for income taxes was primarily due to the increase in pretax income.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $28.3 million for the three months ended March 31, 2025, an increase of $1.6 million or 6% as compared to the same period in 2024. The increase in net income for the Commercial Banking segment was primarily due to a $5.9 million decrease in noninterest expense, partially offset by a $2.8 million decrease in net interest income and a $1.6 million increase in the Provision. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment and decreases in regulatory assessment and fees and card rewards program expense. The decrease in net interest income was primarily due to lower loan and lease spreads. The increase in the Provision for the Commercial Banking segment was primarily to an increase in the provision for consumer loans.

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

Net loss for the Treasury and Other segment was $29.0 million for the three months ended March 31, 2025, compared to a net loss of $28.6 million for the same period in 2024. The increase in net loss for the Treasury and Other segment was primarily due to a $4.2 million increase in noninterest expense, a $1.3 million decrease in noninterest income, a Provision of $0.5 million for the three months ended March 31, 2025, compared to a negative provision of $0.8 million, in addition to a $0.7 million decrease in the benefit for income taxes. This was partially offset by a $7.1 million decrease in net interest expense. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and increases in salaries and employee benefits expense and occupancy expense, partially offset by decreases in regulatory assessment and fees and operational losses and other charge-offs. The decrease in noninterest income was primarily due to insurance proceeds received in the three months ended March 31, 2024. The decrease in the benefit for income taxes was partially due to the decrease in pretax loss. The increase in the Provision was primarily due to the increase in our provision for unfunded commitments. The decrease in net interest expense was primarily due to a decrease in interest expense from public deposits and borrowings, partially offset by a decrease in interest income from investment securities.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of March 31, 2025 and December 31, 2024, cash and cash equivalents were $1.3 billion and $1.2 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.7 billion as of March 31, 2025, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.8 billion as of December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, we maintained additional liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of March 31, 2025, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.6 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.8 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of March 31, 2025, we have borrowing capacity of $2.8 billion from the FHLB and $3.2 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $18.8 billion and $19.0 billion as of March 31, 2025 and December 31, 2024, respectively, which represented 93% of our total deposits as of both March 31, 2025 and December 31, 2024. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

Our material cash requirements from our current and long-term contractual obligations have not changed materially since previously reported as of December 31, 2024. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next 12 months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $133.3 million and $98.7 million as of March 31, 2025 and December 31, 2024, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.2 billion and $1.3 billion as of March 31, 2025 and December 31, 2024, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2025, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2025, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2025.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2025, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2025, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 8 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of March 31, 2025 and December 31, 2024:

Investment Securities		Table 8
	March 31,	December 31,
(dollars in thousands)	2025	2024
Government agency debt securities	$—	$8,147
Mortgage-backed securities:
Residential - Government agency	35,314	35,859
Residential - Government-sponsored enterprises	727,417	738,113
Commercial - Government agency	195,766	196,125
Commercial - Government-sponsored enterprises	44,012	44,908
Commercial - Non-agency	22,005	22,083
Collateralized mortgage obligations:
Government agency	391,674	397,124
Government-sponsored enterprises	305,737	310,682
Collateralized loan obligations	136,503	173,475
Total available-for-sale securities	$1,858,428	$1,926,516

Government agency debt securities	$49,104	$49,267
Mortgage-backed securities:
Residential - Government agency	39,912	40,888
Residential - Government-sponsored enterprises	91,523	92,573
Commercial - Government agency	31,056	31,009
Commercial - Government-sponsored enterprises	1,103,962	1,114,549
Collateralized mortgage obligations:
Government agency	887,439	907,565
Government-sponsored enterprises	1,467,222	1,500,212
Debt securities issued by states and political subdivisions	54,690	54,587
Total held-to-maturity securities	$3,724,908	$3,790,650

Table 9 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of March 31, 2025:

Maturities and Weighted-Average Yield on Securities(1)											Table 9
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2025
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$19.1	4.40%	$7.3	5.02%	$10.0	2.83%	$—	—%	$36.4	4.09%	$35.3
Residential - Government-sponsored enterprises(2)	—	—	705.8	1.41	108.3	4.74	—	—	814.1	1.85	727.4
Commercial - Government agency(2)	1.2	2.53	213.0	1.88	31.9	1.79	—	—	246.1	1.87	195.8
Commercial - Government-sponsored enterprises(2)	9.9	3.32	35.0	1.31	1.5	5.30	—	—	46.4	1.86	44.0
Commercial - Non-agency	—	—	—	—	—	—	22.0	6.20	22.0	6.20	22.0
Collateralized mortgage obligations(2):
Government agency	1.5	1.70	100.4	3.15	338.8	2.10	—	—	440.7	2.34	391.7
Government-sponsored enterprises	1.5	1.51	194.4	1.82	153.0	2.07	—	—	348.9	1.93	305.7
Collateralized loan obligations	—	—	9.3	6.33	127.1	6.08	—	—	136.4	6.10	136.5
Total available-for-sale securities as of March 31, 2025	$33.2	3.76%	$1,265.2	1.74%	$770.6	3.13%	$22.0	6.20%	$2,091.0	2.33%	$1,858.4
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$25.9	1.33%	$23.2	1.85%	$49.1	1.58%	$44.6
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	—	—	39.9	2.18	39.9	2.18	34.3
Residential - Government-sponsored enterprises	—	—	—	—	39.2	1.60	52.3	1.59	91.5	1.60	78.0
Commercial - Government agency	—	—	6.3	1.70	24.8	2.05	—	—	31.1	1.98	22.4
Commercial - Government-sponsored enterprises	—	—	392.6	1.54	451.9	2.07	259.5	2.64	1,104.0	2.02	966.8
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	793.9	1.42	93.5	1.34	887.4	1.41	775.9
Government-sponsored enterprises	—	—	170.6	1.60	1,202.1	1.50	94.5	1.63	1,467.2	1.52	1,279.5
Debt securities issued by state and political subdivisions	—	—	—	—	26.7	2.15	28.0	2.39	54.7	2.27	48.8
Total held-to-maturity securities as of March 31, 2025	$—	—%	$569.5	1.56%	$2,564.5	1.59%	$590.9	2.11%	$3,724.9	1.67%	$3,250.3
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.6 billion as of March 31, 2025, a decrease of $133.8 million or 2% compared to December 31, 2024. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of March 31, 2025, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.1 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.3 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $136.5 million in collateralized loan obligations, $49.1 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds) and $54.7 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio was $0.6 million as of both March 31, 2025 and December 31, 2024. Gross unrealized losses in our investment securities portfolio were $707.8 million and $792.7 million as of March 31, 2025 and December 31, 2024, respectively. The decrease in unrealized loss was primarily due to lower market interest rates as of March 31, 2025, relative to December 31, 2024, resulting in a higher valuation. Additionally, the decrease in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three months ended March 31, 2025, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of March 31, 2025, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2025 and December 31, 2024, we held $21.4 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 10 presents the composition of our loan and lease portfolio by major categories as of March 31, 2025 and December 31, 2024:

Loans and Leases		Table 10
	March 31,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,261,394	$2,247,428
Commercial real estate	4,367,433	4,463,992
Construction	954,072	918,326
Residential:
Residential mortgage	4,129,518	4,168,154
Home equity line	1,144,895	1,151,739
Total residential	5,274,413	5,319,893
Consumer	998,325	1,023,969
Lease financing	437,399	434,650
Total loans and leases	$14,293,036	$14,408,258

Total loans and leases were $14.3 billion as of March 31, 2025, a nominal decrease of 1% from December 31, 2024. The decrease in total loans and leases was primarily due to decreases in commercial real estate loans, residential real estate loans and consumer loans, partially offset by increases in construction loans, commercial and industrial loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.3 billion as of March 31, 2025, an increase of $14.0 million or 1% from December 31, 2024.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.4 billion as of March 31, 2025, a decrease of $96.6 million or 2% from December 31, 2024.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $954.1 million as of March 31, 2025, an increase of $35.7 million or 4% from December 31, 2024.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. Since our transition from the London Interbank Offered Rate (“LIBOR”) in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.3 billion as of March 31, 2025, a decrease of $45.5 million or 1% from December 31, 2024.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $998.3 million as of March 31, 2025, a decrease of $25.6 million or 3% from December 31, 2024.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $437.4 million as of March 31, 2025, an increase of $2.7 million or 1% from December 31, 2024.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 11 presents the recorded investment in our loan and lease portfolio as of March 31, 2025 by rate type:

Loans and Leases by Rate Type									Table 11
	March 31, 2025
	Adjustable Rate
				CME			Hybrid	Fixed
(dollars in thousands)	Treasury	SOFR	Prime	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$15,464	$299,770	$896,261	$755,511	$1,967,006	$15,909	$278,479	$2,261,394
Commercial real estate	—	534,158	467,459	1,958,631	971,827	3,932,075	116,790	318,568	4,367,433
Construction	—	110,060	105,501	602,369	6,275	824,205	4,278	125,589	954,072
Residential:
Residential mortgage	2,512	122,714	7,863	71,364	72,059	276,512	623,380	3,229,626	4,129,518
Home equity line	—	—	846	—	—	846	920,111	223,938	1,144,895
Total residential	2,512	122,714	8,709	71,364	72,059	277,358	1,543,491	3,453,564	5,274,413
Consumer	865	—	324,609	—	1,010	326,484	500	671,341	998,325
Lease financing	—	—	—	—	—	—	—	437,399	437,399
Total loans and leases	$3,377	$782,396	$1,206,048	$3,528,625	$1,806,682	$7,327,128	$1,680,968	$5,284,940	$14,293,036

% by rate type at March 31, 2025	1%	4%	8%	25%	13%	51%	12%	37%	100%

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2025 and December 31, 2024:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$945,379	$1,198,565	$103,180	$14,270	$2,261,394
Commercial real estate	2,445,831	1,544,299	377,303	—	4,367,433
Construction	394,632	535,725	23,715	—	954,072
Residential:
Residential mortgage	3,976,459	2,690	150,369	—	4,129,518
Home equity line	1,099,577	259	45,059	—	1,144,895
Total residential	5,076,036	2,949	195,428	—	5,274,413
Consumer	654,631	35,243	305,340	3,111	998,325
Lease financing	245,418	179,195	12,786	—	437,399
Total Loans and Leases	$9,761,927	$3,495,976	$1,017,752	$17,381	$14,293,036
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$923,762	$1,205,251	$103,726	$14,689	$2,247,428
Commercial real estate	2,532,545	1,537,878	393,569	—	4,463,992
Construction	365,346	526,674	26,306	—	918,326
Residential:
Residential mortgage	4,017,261	2,631	148,262	—	4,168,154
Home equity line	1,106,228	259	45,252	—	1,151,739
Total residential	5,123,489	2,890	193,514	—	5,319,893
Consumer	672,202	36,956	311,281	3,530	1,023,969
Lease financing	236,827	181,904	15,919	—	434,650
Total Loans and Leases	$9,854,171	$3,491,553	$1,044,315	$18,219	$14,408,258
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 14 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of March 31, 2025:

Maturities for Loan and Lease Portfolio(1)					Table 14
	March 31, 2025
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$916,073	$1,027,543	$245,174	$72,604	$2,261,394
Commercial real estate	953,761	2,107,965	1,289,035	16,672	4,367,433
Construction	372,038	423,902	122,222	35,910	954,072
Residential:
Residential mortgage	12,130	41,637	398,555	3,677,196	4,129,518
Home equity line	17,942	99,558	100,720	926,675	1,144,895
Total residential	30,072	141,195	499,275	4,603,871	5,274,413
Consumer	134,502	687,420	176,403	—	998,325
Lease financing	19,566	203,471	102,584	111,778	437,399
Total Loans and Leases	$2,426,012	$4,591,496	$2,434,693	$4,840,835	$14,293,036

Total of loans and leases with:
Adjustable interest rates	$2,214,481	$3,437,079	$1,448,098	$227,470	$7,327,128
Hybrid interest rates	43,739	143,188	96,882	1,397,159	1,680,968
Fixed interest rates	167,792	1,011,229	889,713	3,216,206	5,284,940
Total Loans and Leases	$2,426,012	$4,591,496	$2,434,693	$4,840,835	$14,293,036
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2025 and December 31, 2024:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2025	2024
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$—	$329
Commercial real estate	216	411
Construction	375	—
Total Commercial Loans	591	740
Residential Loans:
Residential mortgage	12,809	12,768
Home equity line	6,788	7,171
Total Residential Loans	19,597	19,939
Total Non-Accrual Loans and Leases	20,188	20,679
Total Non-Performing Assets	$20,188	$20,679

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$740	$1,432
Construction	—	536
Total Commercial Loans	740	1,968
Residential mortgage	1,008	1,317
Consumer	2,554	2,734
Total Accruing Loans and Leases Past Due 90 Days or More	$4,302	$6,019

Total Loans and Leases	$14,293,036	$14,408,258

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.14%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.17%	0.19%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2025 and 2024:

Non-Performing Assets		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$20,679	$18,595
Additions	3,187	1,405
Reductions
Payments	(2,272)	(1,235)
Return to accrual status	(1,010)	(651)
Sales of other real estate owned	—	(75)
Charge-offs/write-downs	(396)	(22)
Total Reductions	(3,678)	(1,983)
Balance at end of period	$20,188	$18,017

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

Total NPAs were $20.2 million as of March 31, 2025, a decrease of $0.5 million or 2% from December 31, 2024. The ratio of our NPAs to total loans and leases and OREO was 0.14% as of both March 31, 2025 and December 31, 2024.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2025, residential mortgage non-accrual loans were $12.8 million, a nominal increase from December 31, 2024. This nominal increase comprised of additions totaling $1.8 million, which were mostly offset by payments of $1.0 million and returns to accrual status of $0.8 million. As of March 31, 2025, our residential mortgage non-accrual loans were comprised of 46 loans with a weighted average current LTV ratio of 48%.

As of March 31, 2025, home equity line non-accrual loans were $6.8 million, a decrease of $0.4 million or 5% from December 31, 2024. This decrease was due to payments of $1.0 million, returns to accrual status of $0.3 million and charge-offs of $0.1 million, partially offset by additions totaling $1.0 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of both March 31, 2025 and December 31, 2024.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.3 million as of March 31, 2025, a decrease of $1.7 million or 29% from December 31, 2024. This decrease was primarily due to decreases in commercial and industrial loans of $0.7 million, construction loans of $0.5 million and residential mortgage loans of $0.3 million, that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 17 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 17
	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at Beginning of Period	$193,240	$192,138
Loans and Leases Charged-Off
Commercial and industrial	(1,459)	(909)
Home equity line	(14)	—
Consumer	(5,025)	(4,854)
Total Loans and Leases Charged-Off	(6,498)	(5,763)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	403	211
Commercial real estate	251	—
Total Commercial Loans	654	211
Residential Loans:
Residential mortgage	20	30
Home equity line	64	44
Total Residential Loans	84	74
Consumer	1,979	1,689
Total Recoveries on Loans and Leases Previously Charged-Off	2,717	1,974
Net Loans and Leases Charged-Off	(3,781)	(3,789)
Provision for Credit Losses	10,500	6,300
Balance at End of Period	$199,959	$194,649
Components:
Allowance for Credit Losses	$166,612	$159,836
Reserve for Unfunded Commitments	33,347	34,813
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$199,959	$194,649
Average Loans and Leases Outstanding	$14,309,998	$14,312,563
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.11%	0.11%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.17%	1.12%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	8.25x	8.87x
(1)	Annualized for the three months ended March 31, 2025 and 2024.

Tables 18 and 19 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2025 and December 31, 2024:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 18
	March 31, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$17,992	0.80%	15.82%
Commercial real estate	39,370	0.90	30.56
Construction	9,511	1.00	6.68
Lease financing	2,344	0.54	3.06
Total commercial	69,217	0.86	56.12
Residential mortgage	34,374	0.83	28.89
Home equity line	10,270	0.90	8.01
Total residential	44,644	0.85	36.90
Consumer	52,751	5.28	6.98
Total	$166,612	1.17%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$16,332	0.73%	15.60%
Commercial real estate	40,624	0.91	30.98
Construction	8,570	0.93	6.37
Lease financing	2,269	0.52	3.02
Total commercial	67,795	0.84	55.97
Residential mortgage	39,230	0.94	28.93
Home equity line	10,205	0.89	7.99
Total residential	49,435	0.93	36.92
Consumer	43,163	4.22	7.11
Total	$160,393	1.11%	100.00%

Table 20 presents the net charge-offs (recoveries) to average loans and leases by category during the three months ended March 31, 2025 and 2024:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)		Table 20
	Three Months Ended March 31,
	2025	2024
Commercial and industrial	0.19%	0.13%
Commercial real estate	(0.02)	—
Construction	—	—
Lease financing	—	—
Total commercial	0.04	0.04
Residential mortgage	—	—
Home equity line	(0.02)	(0.02)
Total residential	(0.01)	(0.01)
Consumer	1.21	1.17
Total loans and leases	0.11%	0.11%
(1)	Annualized for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the ACL was $166.6 million or 1.17% of total loans and leases outstanding, compared with an ACL of $160.4 million or 1.11% of total loans and leases outstanding as of December 31, 2024. The reserve for unfunded commitments was $33.3 million as of March 31, 2025, compared to $32.8 million as of December 31, 2024.

Net charge-offs of loans and leases were $3.8 million or 0.11% of total average loans and leases, on an annualized basis, for both the three months ended March 31, 2025 and 2024. Net charge-offs in our commercial lending portfolio were $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Net recoveries in our residential lending portfolio were $0.1 million for both the three months ended March 31, 2025 and 2024. Net charge-offs in our consumer lending portfolio were $3.0 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of March 31, 2025 and December 31, 2024. Furthermore, as of March 31, 2025, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2025 and December 31, 2024. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three months ended March 31, 2025. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $851.5 million as of March 31, 2025, an increase of $19.5 million or 2% from December 31, 2024. The increase in other assets was primarily due to increases of $33.5 million in low-income housing tax credit (“LIHTC”) investments and $23.4 million in suspense and clearing accounts. This was partially offset by decreases of $20.5 million in current tax receivables and deferred tax assets and $12.5 million in prepaid assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of March 31, 2025 and December 31, 2024:

Deposits		Table 21
	March 31,	December 31,
(dollars in thousands)	2025	2024
U.S.:
Demand	$6,089,865	$6,169,833
Savings	5,579,979	5,498,043
Money Market	3,483,746	3,636,586
Time	2,938,633	2,878,968
Foreign(1):
Demand	795,686	805,315
Savings	530,817	523,321
Money Market	381,457	390,748
Time	415,633	419,402
Total Deposits(2)	$20,215,816	$20,322,216
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $0.7 billion as of March 31, 2025, a decrease of $44.3 million or 6% compared to December 31, 2024.

Total deposits were $20.2 billion as of March 31, 2025, a decrease of $106.4 million or 1% from December 31, 2024. The decrease in deposit balances stemmed primarily from a $162.1 million decrease in non-public money market deposit balances, an $87.1 million decrease in non-public demand deposit balances and a $67.4 million decrease in public savings deposit balances. These decreases were partially offset by a $156.9 million increase in non-public savings deposit balances, a $30.2 million increase in non-public time deposit balances and a $25.7 million increase in public time deposit balances.

As of March 31, 2025 and December 31, 2024, the amount of deposits that exceeded FDIC insurance limits were estimated to be $9.9 billion, or 48% of total deposits, and $9.9 billion, or 49% of total deposits, respectively. At March 31, 2025 and December 31, 2024, the Company had $0.7 billion and $0.8 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of March 31, 2025 and December 31, 2024, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.1 billion, or 45% of total deposits, and $9.2 billion, or 45% of total deposits, respectively. As of March 31, 2025 and December 31, 2024, deposit accounts above $250,000 were $11.5 billion and $11.6 billion, respectively. As of March 31, 2025 and December 31, 2024, deposit balances over $250,000 in corporate operating accounts were $1.9 billion and $2.1 billion, respectively.

Table 22 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of March 31, 2025:

Uninsured Time Deposits	Table 22
(dollars in thousands)	March 31, 2025
Three months or less	$560,994
Over three through six months	419,980
Over six through twelve months	259,800
Over twelve months	17,015
Total(1)	$1,257,789
(1)	Includes $182.7 million in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of March 31, 2025 and December 31, 2024, the Company’s short-term borrowings consisted of $250.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.16% maturing in September 2025.

As of March 31, 2025 and December 31, 2024, the Company had a remaining line of credit of $2.8 billion available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both March 31, 2025 and December 31, 2024.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $85.4 million as of March 31, 2025, a nominal decrease from December 31, 2024. This decrease was primarily due to payments of $2.1 million, offset by net periodic benefit costs for the three months ended March 31, 2025 of $1.5 million.

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

As of March 31, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2025 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 12.93% as of March 31, 2025, an increase of 13 basis points from December 31, 2024. The increase in CET1 was primarily due to earnings for the three months ended March 31, 2025 and a decrease in risk-weighted assets, partially offset by the dividends declared and paid to the Company’s stockholders and common stock repurchased.

FHI's Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2025	2024
Stockholders' Equity	$2,648,852	$2,617,486
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(433,769)	(463,994)
Tax credit carryforward	3,150	2,050
Common Equity Tier 1 Capital and Tier 1 Capital	$2,083,979	$2,083,938
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	199,959	193,240
Total Capital	$2,283,938	$2,277,178
Risk-Weighted Assets	$16,117,539	$16,281,101

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.93%	12.80%
Tier 1 Capital Ratio	12.93%	12.80%
Total Capital Ratio	14.17%	13.99%
Tier 1 Leverage Ratio	9.01%	9.14%

Total stockholders’ equity was $2.6 billion as of March 31, 2025, an increase of $31.4 million or 1% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the period of $59.2 million and other comprehensive income, net of tax, of $30.2 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $32.9 million and common stock repurchased for approximately $25.0 million during the three months ended March 31, 2025.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 974,345 shares at a total cost of approximately $25.0 million during the three months ended March 31, 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In April 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on May 30, 2025 to shareholders of record at the close of business on May 19, 2025.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2025, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $393,000 at March 31, 2025. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 24 presents, for the twelve months subsequent to March 31, 2025 and December 31, 2024, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2025 and December 31, 2024 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 24
	Static Forecast	Static Forecast
	March 31, 2025	December 31, 2024
Gradual Change in Interest Rates (basis points)
+200	3.5%	3.1%
+100	1.7	1.6
+50	0.9	0.8
(50)	(0.9)	(0.8)
(100)	(1.8)	(1.6)

Immediate Change in Interest Rates (basis points)
+200	6.7%	6.2%
+100	3.4	3.2
+50	1.7	1.6
(50)	(1.7)	(1.6)
(100)	(3.5)	(3.3)

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

Under the static balance sheet forecast as of March 31, 2025, our net interest income sensitivity profile is slightly higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2024. The sensitivity outcome described above is primarily due to the impact of holding a larger federal funds position as of March 31, 2025 as compared with December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 contain a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
January 1, 2025 through January 31, 2025	-	$-	-	$100,000,000
February 1, 2025 through February 28, 2025	378,903	27.04	261,500	92,967,667
March 1, 2025 through March 31, 2025	741,903	25.27	712,845	75,000,010
Total	1,120,806	$25.87	974,345
(1)	Includes 146,461 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended March 31, 2025.
(2)	On January 29, 2025, the Company announced a stock repurchase program for up to $100 million of its outstanding common stock during 2025. As of March 31, 2025, $75.0 million remained of the $100 million total repurchase amount authorized under the stock repurchase program for 2025. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of future stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Date: May 5, 2025		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer