Form 10-Q
period 2025-06-30
FIRST HAWAIIAN, INC.
filed 2025-08-04
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,627,544 shares of Common Stock, par value $0.01 per share, were outstanding as of July 31, 2025.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest income
Loans and lease financing	$193,393	$202,068	$385,495	$401,912
Available-for-sale investment securities	12,469	14,143	25,619	28,689
Held-to-maturity investment securities	16,299	17,575	32,946	35,368
Other	14,578	11,148	27,829	23,917
Total interest income	236,739	244,934	471,889	489,886
Interest expense
Deposits	70,289	85,609	141,998	169,752
Short-term borrowings	2,627	5,953	5,226	11,906
Other	240	521	556	950
Total interest expense	73,156	92,083	147,780	182,608
Net interest income	163,583	152,851	324,109	307,278
Provision for credit losses	4,500	1,800	15,000	8,100
Net interest income after provision for credit losses	159,083	151,051	309,109	299,178
Noninterest income
Service charges on deposit accounts	7,830	7,793	15,365	15,339
Credit and debit card fees	15,913	15,861	30,387	32,034
Other service charges and fees	13,350	11,036	25,517	20,940
Trust and investment services income	9,154	9,426	18,524	19,780
Bank-owned life insurance	4,724	3,360	9,095	7,646
Investment securities gains, net	—	—	37	—
Other	2,987	4,292	5,510	7,400
Total noninterest income	53,958	51,768	104,435	103,139
Noninterest expense
Salaries and employee benefits	59,501	57,737	119,605	116,999
Contracted services and professional fees	15,997	16,067	30,836	31,806
Occupancy	7,934	7,377	16,034	14,318
Equipment	14,037	13,196	27,908	26,609
Regulatory assessment and fees	3,759	3,814	7,582	11,934
Advertising and marketing	2,035	1,765	4,214	4,377
Card rewards program	8,406	8,719	16,325	17,227
Other	13,270	13,411	25,995	27,629
Total noninterest expense	124,939	122,086	248,499	250,899
Income before provision for income taxes	88,102	80,733	165,045	151,418
Provision for income taxes	14,855	18,812	32,550	35,277
Net income	$73,247	$61,921	$132,495	$116,141
Basic earnings per share	$0.58	$0.48	$1.05	$0.91
Diluted earnings per share	$0.58	$0.48	$1.05	$0.91
Basic weighted-average outstanding shares	125,321,837	127,867,853	125,799,060	127,787,663
Diluted weighted-average outstanding shares	125,833,064	128,262,594	126,493,569	128,279,917

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$73,247	$61,921	$132,495	$116,141
Other comprehensive income, net of tax:
Net change in investment securities	26,643	4,684	56,695	10,351
Net change in cash flow derivative hedges	118	(36)	291	727
Other comprehensive income	26,761	4,648	56,986	11,078
Total comprehensive income	$100,008	$66,569	$189,481	$127,219

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2025	2024
Assets
Cash and due from banks	$304,624	$258,057
Interest-bearing deposits in other banks	1,094,411	912,133
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,097,906 as of June 30, 2025 and $2,190,448 as of December 31, 2024)	1,891,654	1,926,516
Held-to-maturity, at amortized cost (fair value: $3,230,698 as of June 30, 2025 and $3,262,509 as of December 31, 2024)	3,658,814	3,790,650
Loans and leases	14,351,869	14,408,258
Less: allowance for credit losses	167,825	160,393
Net loans and leases	14,184,044	14,247,865

Premises and equipment, net	299,149	288,530
Accrued interest receivable	77,943	79,979
Bank-owned life insurance	502,419	491,890
Goodwill	995,492	995,492
Mortgage servicing rights	4,828	5,078
Other assets	823,769	831,996
Total assets	$23,837,147	$23,828,186
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,386,987	$13,347,068
Noninterest-bearing	6,844,432	6,975,148
Total deposits	20,231,419	20,322,216
Short-term borrowings	250,000	250,000
Retirement benefits payable	95,357	97,135
Other liabilities	565,826	541,349
Total liabilities	21,142,602	21,210,700

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,173,027 / 124,683,544 as of June 30, 2025; issued/outstanding: 141,748,847 / 126,422,898 as of December 31, 2024)	1,422	1,417
Additional paid-in capital	2,567,936	2,560,380
Retained earnings	1,000,997	934,048
Accumulated other comprehensive loss, net	(407,008)	(463,994)
Treasury stock (17,489,483 shares as of June 30, 2025 and 15,325,949 shares as of December 31, 2024)	(468,802)	(414,365)
Total stockholders' equity	2,694,545	2,617,486
Total liabilities and stockholders' equity	$23,837,147	$23,828,186

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of March 31, 2025	125,692,598	$1,421	$2,564,408	$960,337	$(433,769)	$(443,545)	$2,648,852
Net income	—	—	—	73,247	—	—	73,247
Cash dividends declared ($0.26 per share)	—	—	—	(32,587)	—	—	(32,587)
Common stock issued under Employee Stock Purchase Plan	5,496	—	—	—	—	—	—
Equity-based awards	27,626	1	3,528	—	—	(14)	3,515
Common stock repurchased	(1,042,176)	—	—	—	—	(25,000)	(25,000)
Stock repurchase excise tax	—	—	—	—	—	(243)	(243)
Other comprehensive income, net of tax	—	—	—	—	26,761	—	26,761
Balance as of June 30, 2025	124,683,544	$1,422	$2,567,936	$1,000,997	$(407,008)	$(468,802)	$2,694,545

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2024	126,422,898	$1,417	$2,560,380	$934,048	$(463,994)	$(414,365)	$2,617,486
Net income	—	—	—	132,495	—	—	132,495
Cash dividends declared ($0.52 per share)	—	—	—	(65,455)	—	—	(65,455)
Common stock issued under Employee Stock Purchase Plan	5,496	—	—	—	—	—	—
Equity-based awards	271,671	5	7,556	(91)	—	(4,011)	3,459
Common stock repurchased	(2,016,521)	—	—	—	—	(50,000)	(50,000)
Stock repurchase excise tax	—	—	—	—	—	(426)	(426)
Other comprehensive income, net of tax	—	—	—	—	56,986	—	56,986
Balance as of June 30, 2025	124,683,544	$1,422	$2,567,936	$1,000,997	$(407,008)	$(468,802)	$2,694,545

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$132,495	$116,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,000	8,100
Depreciation, amortization and accretion, net	17,770	18,735
Deferred income tax (benefit) provision	(3,593)	3,464
Stock-based compensation	7,561	6,549
Gain on property insurance proceeds	—	(2,559)
Other losses (gains)	6	(52)
Originations of loans held for sale	(6,818)	(20,181)
Proceeds from sales of loans held for sale	6,715	17,481
Net gains on investment securities	(37)	—
Premium paid on cash flow hedge	(1,006)	—
Amortization of premium on cash flow hedge	74	—
Change in assets and liabilities:
Net decrease in other assets	15,081	7,317
Net decrease in other liabilities	(10,158)	(10,182)
Net cash provided by operating activities	173,090	144,813
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	144,154	145,037
Proceeds from calls and sales	36,835	32,500
Purchases	(74,812)	—
Held-to-maturity securities:
Proceeds from maturities and principal repayments	144,482	141,502
Proceeds from calls	3,848	1,250
Other investments:
Proceeds from sales	413	3,324
Purchases	(15,396)	(21,750)
Loans:
Net decrease in loans and leases resulting from originations and principal repayments	52,488	8,477
Proceeds from sales of loans originated for investment	—	27,526
Purchases of loans	(3,995)	(17,995)
Proceeds from bank-owned life insurance	693	1,292
Purchases of bank-owned life insurance	(2,000)	—
Proceeds from property insurance	—	2,559
Purchases of premises, equipment and software	(19,310)	(10,848)
Proceeds from sales of other real estate owned	—	104
Other	(8)	—
Net cash provided by investing activities	267,392	312,978
Cash flows from financing activities
Net decrease in deposits	(90,797)	(1,013,825)
Dividends paid	(66,488)	(66,406)
Stock tendered for payment of withholding taxes	(4,011)	(2,698)
Common stock repurchased	(50,000)	—
Stock repurchase excise tax paid in current period	(341)	—
Net cash used in financing activities	(211,637)	(1,082,929)
Net increase (decrease) in cash and cash equivalents	228,845	(625,138)
Cash and cash equivalents at beginning of period	1,170,190	1,739,897
Cash and cash equivalents at end of period	$1,399,035	$1,114,759
Supplemental disclosures
Interest paid	$153,752	$178,718
Income taxes paid, net of income tax refunds	12,040	26,817
Noncash investing and financing activities:
Available-for-sale securities purchases accrued but unpaid	14,000	—
Transfers from loans and leases and other assets to other real estate owned	—	69
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,390	—
Transfers to loans held for sale from loans and leases	—	27,526
Obligation to fund low-income housing partnerships	41,121	30,685
Stock repurchase excise tax settled in subsequent period	426	—

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

Impact of Recent Tax Reforms

Recent California Tax Legislation

On June 27, 2025 (the “enactment date”), California Governor Newsom signed a bill mandating that financial institutions adopt a single-sales-factor apportionment formula for California state income and franchise tax purposes retroactively for tax years beginning January 1, 2025. The shift to a single-factor apportionment from a previously three-factor formula alters the calculation of California taxable income and changes the marginal tax rate used by the Company for its estimates of the income tax provision, deferred taxes, and other comprehensive income. The Company has elected a “Beginning-of-Year Approach” to reflect the change in tax legislation, resulting in adjustments that include a remeasurement of the beginning of the year deferred taxes at the new rate. This remeasurement adjustment is recognized as a discrete item in the period including the enactment date. During the three and six months ended June 30, 2025, the Company recorded a net $5.1 million income tax benefit as a result of these adjustments.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) and enacted into law a broad range of tax reform provisions affecting businesses, which include, but are not limited to, permanently extending and modifying certain key 2017 Tax Cuts and Jobs Act provisions and expanding, as well as accelerating the phase-out of, certain 2022 Inflation Reduction Act incentives. As the bill was enacted after the reporting period, it does not affect the Company’s financial results as of the reporting date of June 30, 2025. The Company is in the process of evaluating the impact that this new legislation may have on the Company’s future financial position and results of operations.

2. Investment Securities

As of June 30, 2025 and December 31, 2024, investment securities consisted predominantly of the following investment categories:

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

As of June 30, 2025 and December 31, 2024, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Government agency debt securities	$—	$—	$—	$—	$8,170	$—	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	35,295	286	(1,209)	34,372	37,473	—	(1,614)	35,859
Residential - Government-sponsored enterprises	786,643	348	(72,653)	714,338	840,836	—	(102,723)	738,113
Commercial - Government agency	243,434	—	(49,424)	194,010	249,348	—	(53,223)	196,125
Commercial - Government-sponsored enterprises	45,844	—	(1,931)	43,913	48,015	—	(3,107)	44,908
Commercial - Non-agency	88,812	504	—	89,316	22,000	83	—	22,083
Collateralized mortgage obligations:
Government agency	426,641	119	(42,773)	383,987	452,038	—	(54,914)	397,124
Government-sponsored enterprises	338,441	395	(40,184)	298,652	359,416	—	(48,734)	310,682
Collateralized loan obligations	132,796	270	—	133,066	173,152	323	—	173,475
Total available-for-sale securities	$2,097,906	$1,922	$(208,174)	$1,891,654	$2,190,448	$406	$(264,338)	$1,926,516

Government agency debt securities	$47,692	$—	$(3,837)	$43,855	$49,267	$—	$(5,398)	$43,869
Mortgage-backed securities:
Residential - Government agency	39,037	—	(5,310)	33,727	40,888	—	(6,579)	34,309
Residential - Government-sponsored enterprises	89,907	—	(12,880)	77,027	92,573	—	(14,854)	77,719
Commercial - Government agency	30,779	—	(8,140)	22,639	31,009	—	(8,666)	22,343
Commercial - Government-sponsored enterprises	1,100,422	217	(124,704)	975,935	1,114,549	201	(149,244)	965,506
Collateralized mortgage obligations:
Government agency	863,939	—	(100,312)	763,627	907,565	—	(126,020)	781,545
Government-sponsored enterprises	1,432,249	—	(168,283)	1,263,966	1,500,212	—	(210,721)	1,289,491
Debt securities issued by states and political subdivisions	54,789	—	(4,867)	49,922	54,587	—	(6,860)	47,727
Total held-to-maturity securities	$3,658,814	$217	$(428,333)	$3,230,698	$3,790,650	$201	$(528,342)	$3,262,509

Accrued interest receivable related to available-for-sale investment securities was $5.0 million and $5.6 million as of June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.3 million and $6.6 million as of June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $0.5 million and nil, respectively, for the three months ended June 30, 2025, and $40.6 million and nil, respectively, for the six months ended June 30, 2025. Proceeds from calls and sales of investment securities were $23.4 million and nil, respectively, for the three months ended June 30, 2024 and $33.8 million and nil, respectively, for the six months ended June 30, 2024. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and six months ended June 30, 2025 and 2024. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three and six months ended June 30, 2025 and 2024. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $25.7 million and $28.5 million, respectively, for the three months ended June 30, 2025 and 2024, and $52.4 million and $57.7 million, respectively, for the six months ended June 30, 2025 and 2024. Interest income from non-taxable investment securities was $3.1 million and $3.2 million, respectively, for the three months ended June 30, 2025 and 2024, and $6.2 million and $6.4 million, respectively, for the six months ended June 30, 2025 and 2024.

The amortized cost and fair value of debt securities issued by government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of June 30, 2025, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2025
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	80,853	81,325
Due after five years through ten years	126,755	127,022
Due after ten years	14,000	14,035
	221,608	222,382

Mortgage-backed securities:
Residential - Government agency	35,295	34,372
Residential - Government-sponsored enterprises	786,643	714,338
Commercial - Government agency	243,434	194,010
Commercial - Government-sponsored enterprises	45,844	43,913
Total mortgage-backed securities	1,111,216	986,633
Collateralized mortgage obligations:
Government agency	426,641	383,987
Government-sponsored enterprises	338,441	298,652
Total collateralized mortgage obligations	765,082	682,639
Total available-for-sale securities	$2,097,906	$1,891,654

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	51,856	48,536
Due after ten years	50,625	45,241
	102,481	93,777

Mortgage-backed securities:
Residential - Government agency	39,037	33,727
Residential - Government-sponsored enterprises	89,907	77,027
Commercial - Government agency	30,779	22,639
Commercial - Government-sponsored enterprises	1,100,422	975,935
Total mortgage-backed securities	1,260,145	1,109,328
Collateralized mortgage obligations:
Government agency	863,939	763,627
Government-sponsored enterprises	1,432,249	1,263,966
Total collateralized mortgage obligations	2,296,188	2,027,593
Total held-to-maturity securities	$3,658,814	$3,230,698

At June 30, 2025, pledged securities totaled $4.2 billion, of which $2.4 billion was pledged to secure borrowing capacity, $1.7 billion was pledged to secure public deposits and $50.7 million was pledged to secure other financial transactions. At December 31, 2024, pledged securities totaled $3.8 billion, of which $2.1 billion was pledged to secure borrowing capacity, $1.7 billion was pledged to secure public deposits and $19.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of June 30, 2025 and December 31, 2024.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 144 and 159 individual securities in each category have been in a continuous loss position as of June 30, 2025 and December 31, 2024, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,209)	$8,540	$(1,209)	$8,540
Residential - Government-sponsored enterprises	(119)	82,667	(72,534)	594,518	(72,653)	677,185
Commercial - Government agency	—	—	(49,424)	194,010	(49,424)	194,010
Commercial - Government-sponsored enterprises	—	—	(1,931)	43,913	(1,931)	43,913
Collateralized mortgage obligations:
Government agency	(123)	46,917	(42,650)	300,687	(42,773)	347,604
Government-sponsored enterprises	—	—	(40,184)	243,192	(40,184)	243,192
Total available-for-sale securities with unrealized losses	$(242)	$129,584	$(207,932)	$1,384,860	$(208,174)	$1,514,444

	Time in Continuous Loss as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government agency debt securities	$—	$—	$(23)	$8,147	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	(154)	27,127	(1,460)	8,732	(1,614)	35,859
Residential - Government-sponsored enterprises	(2,997)	116,084	(99,726)	622,029	(102,723)	738,113
Commercial - Government agency	—	—	(53,223)	196,125	(53,223)	196,125
Commercial - Government-sponsored enterprises	—	—	(3,107)	44,908	(3,107)	44,908
Collateralized mortgage obligations:
Government agency	(712)	76,968	(54,202)	310,171	(54,914)	387,139
Government-sponsored enterprises	(912)	57,509	(47,822)	253,173	(48,734)	310,682
Total available-for-sale securities with unrealized losses	$(4,775)	$277,688	$(259,563)	$1,443,285	$(264,338)	$1,720,973

At June 30, 2025 and December 31, 2024, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of June 30, 2025 and December 31, 2024, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of June 30, 2025 and December 31, 2024, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and six months ended June 30, 2025 and for the year ended December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations, debt securities issued by local state and political subdivisions and non-agency commercial mortgage-backed securities, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of June 30, 2025 or December 31, 2024.

3. Loans and Leases

As of June 30, 2025 and December 31, 2024, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,370,210	$2,247,428
Commercial real estate	4,411,585	4,463,992
Construction	884,306	918,326
Residential:
Residential mortgage	4,085,827	4,168,154
Home equity line	1,161,876	1,151,739
Total residential	5,247,703	5,319,893
Consumer	1,011,125	1,023,969
Lease financing	426,940	434,650
Total loans and leases	$14,351,869	$14,408,258

Outstanding loan balances are reported net of deferred loan costs and fees of $54.4 million and $53.2 million at June 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable related to loans and leases was $66.5 million and $67.7 million as of June 30, 2025 and December 31, 2024, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of June 30, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2024, residential real estate loans and commercial real estate loans totaling $5.0 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.6 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $5.4 million and $5.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company also maintains an estimated reserve for unfunded commitments included in other liabilities on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

The Company’s methodology is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2025.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$17,992	$39,370	$9,511	$2,344	$34,374	$10,270	$52,751	$166,612
Charge-offs	(688)	—	—	(82)	—	(16)	(4,543)	(5,329)
Recoveries	196	—	—	—	109	32	1,705	2,042
Provision	2,561	(106)	(566)	81	3,482	904	(1,856)	4,500
Balance at end of period	$20,061	$39,264	$8,945	$2,343	$37,965	$11,190	$48,057	$167,825

	Six Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(2,147)	—	—	(82)	—	(30)	(9,568)	(11,827)
Recoveries	599	251	—	—	129	96	3,684	4,759
Provision	5,277	(1,611)	375	156	(1,394)	919	10,778	14,500
Balance at end of period	$20,061	$39,264	$8,945	$2,343	$37,965	$11,190	$48,057	$167,825

	Three Months Ended June 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$17,087	$43,526	$12,441	$2,485	$36,790	$11,447	$36,060	$159,836
Charge-offs	(677)	—	—	—	—	—	(4,182)	(4,859)
Recoveries	250	—	—	—	28	112	1,950	2,340
Provision	(1,947)	886	(3,110)	(133)	9,334	(2,376)	546	3,200
Balance at end of period	$14,713	$44,412	$9,331	$2,352	$46,152	$9,183	$34,374	$160,517

	Six Months Ended June 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(1,586)	—	—	—	—	—	(9,036)	(10,622)
Recoveries	461	—	—	—	58	156	3,639	4,314
Provision	882	468	(1,061)	598	9,214	(2,701)	2,892	10,292
Balance at end of period	$14,713	$44,412	$9,331	$2,352	$46,152	$9,183	$34,374	$160,517

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,826	$1,135	$7,579	$—	$87	$15,681	$39	$33,347
Provision	(334)	(132)	(176)	—	(66)	724	(16)	—
Balance at end of period	$8,492	$1,003	$7,403	$—	$21	$16,405	$23	$33,347

	Six Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision	380	—	(415)	—	18	512	5	500
Balance at end of period	$8,492	$1,003	$7,403	$—	$21	$16,405	$23	$33,347

	Three Months Ended June 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,792	$1,873	$6,897	$—	$14	$17,187	$50	$34,813
Provision	(845)	(438)	225	—	(6)	(308)	(28)	(1,400)
Balance at end of period	$7,947	$1,435	$7,122	$—	$8	$16,879	$22	$33,413

	Six Months Ended June 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision	(1,169)	(352)	(926)	—	(16)	290	(19)	(2,192)
Balance at end of period	$7,947	$1,435	$7,122	$—	$8	$16,879	$22	$33,413

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of June 30, 2025 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$75,108	$143,460	$64,613	$158,143	$194,932	$239,648	$1,282,369	$21,144	$2,179,417
Special Mention	407	874	2,114	1,589	123	21,393	24,455	—	50,955
Substandard	537	—	—	10,554	39	1,193	42,079	—	54,402
Other (1)	11,171	11,347	6,926	5,216	1,851	1,583	47,342	—	85,436
Total Commercial and Industrial	87,223	155,681	73,653	175,502	196,945	263,817	1,396,245	21,144	2,370,210
Current period gross charge-offs	1	43	95	202	356	1,420	30	—	2,147

Commercial Real Estate
Risk rating:
Pass	169,890	290,636	374,749	795,676	655,689	1,822,004	101,260	7,588	4,217,492
Special Mention	—	3,336	1,682	7,455	41,396	54,805	11,003	—	119,677
Substandard	—	5,613	540	57,437	1,005	9,193	500	—	74,288
Other (1)	—	—	—	—	—	128	—	—	128
Total Commercial Real Estate	169,890	299,585	376,971	860,568	698,090	1,886,130	112,763	7,588	4,411,585
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	10,471	141,948	207,877	285,083	134,469	49,647	21,163	—	850,658
Special Mention	—	—	—	—	—	138	—	—	138
Substandard	—	—	—	—	—	904	—	—	904
Other (1)	2,557	14,216	6,299	5,200	1,486	2,153	695	—	32,606
Total Construction	13,028	156,164	214,176	290,283	135,955	52,842	21,858	—	884,306
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	75,371	87,087	96,362	52,286	12,405	96,879	—	—	420,390
Special Mention	—	—	209	—	169	—	—	—	378
Substandard	—	5,418	488	266	—	—	—	—	6,172
Total Lease Financing	75,371	92,505	97,059	52,552	12,574	96,879	—	—	426,940
Current period gross charge-offs	—	—	—	—	—	82	—	—	82

Total Commercial Lending	$345,512	$703,935	$761,859	$1,378,905	$1,043,564	$2,299,668	$1,530,866	$28,732	$8,093,041
Current period gross charge-offs	$1	$43	$95	$202	$356	$1,502	$30	$—	$2,229

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$75,024	$152,336	$184,091	$466,879	$889,999	$1,539,891	$—	$—	$3,308,220
680 - 739	7,541	20,371	27,773	80,105	119,482	192,183	—	—	447,455
620 - 679	4,787	1,274	5,446	8,256	25,983	37,856	—	—	83,602
550 - 619	—	1,508	444	7,226	6,840	26,115	—	—	42,133
Less than 550	—	156	1,439	1,547	3,123	7,033	—	—	13,298
No Score (3)	1,471	9,893	6,036	16,659	9,758	47,459	—	—	91,276
Other (2)	11,078	7,868	11,820	16,274	13,972	35,769	3,062	—	99,843
Total Residential Mortgage	99,901	193,406	237,049	596,946	1,069,157	1,886,306	3,062	—	4,085,827
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	926,318	1,275	927,593
680 - 739	—	—	—	—	—	—	173,339	1,656	174,995
620 - 679	—	—	—	—	—	—	34,428	579	35,007
550 - 619	—	—	—	—	—	—	14,006	552	14,558
Less than 550	—	—	—	—	—	—	8,129	395	8,524
No Score (3)	—	—	—	—	—	—	1,199	—	1,199
Total Home Equity Line	—	—	—	—	—	—	1,157,419	4,457	1,161,876
Current period gross charge-offs	—	—	—	—	—	—	30	—	30

Total Residential Lending	$99,901	$193,406	$237,049	$596,946	$1,069,157	$1,886,306	$1,160,481	$4,457	$5,247,703
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30

Consumer Lending
FICO:
740 and greater	61,761	75,352	53,350	65,835	31,177	10,411	95,804	96	393,786
680 - 739	41,443	60,382	35,296	33,253	15,631	6,463	84,324	568	277,360
620 - 679	20,622	26,812	14,646	15,734	7,570	4,810	50,024	817	141,035
550 - 619	2,805	9,190	7,165	8,375	4,849	3,479	16,574	888	53,325
Less than 550	664	3,896	4,177	4,758	2,669	2,281	5,594	545	24,584
No Score (3)	545	232	58	21	—	13	38,412	186	39,467
Other (2)	229	—	601	240	583	1,032	78,883	—	81,568
Total Consumer Lending	$128,069	$175,864	$115,293	$128,216	$62,479	$28,489	$369,615	$3,100	$1,011,125
Current period gross charge-offs	$35	$1,282	$998	$986	$506	$1,299	$3,966	$496	$9,568

Total Loans and Leases	$573,482	$1,073,205	$1,114,201	$2,104,067	$2,175,200	$4,214,463	$3,060,962	$36,289	$14,351,869
Current period gross charge-offs	$36	$1,325	$1,093	$1,188	$862	$2,801	$4,026	$496	$11,827
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of June 30, 2025, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of June 30, 2025, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Doubtful or Loss as of both June 30, 2025 and December 31, 2024.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of June 30, 2025 and December 31, 2024, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	June 30, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,322	$264	$990	$2,576	$2,367,634	$2,370,210	$942
Commercial real estate	436	—	—	436	4,411,149	4,411,585	—
Construction	1,593	904	—	2,497	881,809	884,306	—
Lease financing	—	—	—	—	426,940	426,940	—
Residential mortgage	20,735	7,359	8,700	36,794	4,049,033	4,085,827	309
Home equity line	2,579	1,072	3,710	7,361	1,154,515	1,161,876	—
Consumer	13,161	3,058	3,187	19,406	991,719	1,011,125	3,187
Total	$39,826	$12,657	$16,587	$69,070	$14,282,799	$14,351,869	$4,438

	December 31, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,481	$563	$1,595	$3,639	$2,243,789	$2,247,428	$1,432
Commercial real estate	—	—	153	153	4,463,839	4,463,992	—
Construction	434	1,179	536	2,149	916,177	918,326	536
Lease financing	—	—	—	—	434,650	434,650	—
Residential mortgage	19,971	7,478	9,392	36,841	4,131,313	4,168,154	1,317
Home equity line	5,647	972	3,945	10,564	1,141,175	1,151,739	—
Consumer	17,591	3,946	2,734	24,271	999,698	1,023,969	2,734
Total	$45,124	$14,138	$18,355	$77,617	$14,330,641	$14,408,258	$6,019

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

The amortized cost basis of loans and leases on nonaccrual status as of June 30, 2025 and December 31, 2024 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$1,136	$1,184
Commercial real estate	2,552	3,185
Construction	904	904
Residential mortgage	7,652	15,032
Home equity line	500	8,286
Total Nonaccrual Loans and Leases	$12,744	$28,591

	December 31, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$329
Commercial real estate	—	411
Residential mortgage	4,495	12,768
Home equity line	501	7,171
Total Nonaccrual Loans and Leases	$4,996	$20,679

For the three and six months ended June 30, 2025, the Company recognized interest income of $0.2 million and $0.6 million, respectively on nonaccrual loans and leases. For the three and six months ended June 30, 2024, the Company recognized interest income of $0.3 million and $0.5 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and six months ended June 30, 2025, the amount of accrued interest receivables written off by reversing interest income was $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2024, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $0.5 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of June 30, 2025 and December 31, 2024, the amortized cost basis of collateral-dependent loans were $54.9 million and $39.1 million, respectively. As of June 30, 2025 and December 31, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of June 30, 2025 and 2024, related to loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024, respectively:

	Interest Rate Reduction
	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$544	0.05%		$1,052	0.10%
Total	$544	n/m	%	$1,052	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Interest Rate Reduction
	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$473	0.05%		$1,043	0.10%
Total	$473	n/m	%	$1,043	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$731	0.03%	$9,620	0.41%
Commercial real estate	940	0.02	1,138	0.03
Construction	904	0.10	904	0.10
Residential mortgage	714	0.02	714	0.02
Consumer	500	0.05	579	0.06
Total	$3,789	0.03%	$12,955	0.09%
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$83	n/m	%	$273	0.01%
Commercial real estate	1,184	0.03		1,184	0.03
Residential mortgage	792	0.02		1,099	0.03
Consumer	15	n/m		129	0.01
Total	$2,074	0.01%		$2,685	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%		$1,005	0.02%
Residential mortgage	1,184	0.03		1,184	0.03
Total	$1,184	n/m	%	$2,189	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Residential mortgage	$—	—%	$1,226	0.03%
Total	$—	—%	$1,226	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Consumer	Reduced weighted-average contractual interest rate by 12.98%.	Reduced weighted-average contractual interest rate by 13.04%.

Interest Rate Reduction
Financial Effect
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Consumer	Reduced weighted-average contractual interest rate by 13.61%.	Reduced weighted-average contractual interest rate by 13.57%.

Term Extension
Financial Effect
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commercial and industrial	Added a weighted-average 2.0 years to the life of loans.	Added a weighted-average 0.6 years to the life of loans.
Commercial real estate	Added a weighted-average 0.2 years to the life of loans.	Added a weighted-average 0.3 years to the life of loans.
Construction	Added a weighted-average 0.2 years to the life of loans.	Added a weighted-average 0.2 years to the life of loans.
Residential mortgage	Added a weighted-average 0.3 years to the life of loans.	Added a weighted-average 0.3 years to the life of loans.
Consumer	Added a weighted-average 0.1 years to the life of loans.	Added a weighted-average 0.7 years to the life of loans.

Term Extension
Financial Effect
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Commercial and industrial	Added a weighted-average 4.9 years to the life of loans.	Added a weighted-average 4.1 years to the life of loans.
Commercial real estate	Added a weighted-average 1.0 years to the life of loans.	Added a weighted-average 1.0 years to the life of loans.
Residential mortgage	Added a weighted-average 0.7 years to the life of loans.	Added a weighted-average 0.8 years to the life of loans.
Consumer	Added a weighted-average 2.9 years to the life of loans.	Added a weighted-average 4.1 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commercial real estate	—	Deferred a weighted-average of $209 thousand in loan payments.
Residential mortgage	Deferred a weighted-average of $65 thousand in loan payments.	Deferred a weighted-average of $65 thousand in loan payments.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Residential mortgage	—	Deferred an average of $172 thousand in loan payments.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of June 30, 2025 and 2024, of loans that had a payment default during the three and six months ended June 30, 2025 and 2024, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial and industrial	$—	$57	$—	$—	$128	$—
Construction	—	904	—	—	904	—
Residential mortgage	—	299	549	—	608	549
Consumer	410	4	$—	501	20	—
Total	$410	$1,264	$549	$501	$1,660	$549
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$74	$—	$74
Consumer	397	20	467	20
Total	$397	$94	$467	$94
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of June 30, 2025 and 2024, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	June 30, 2025
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$16	$16	$9,759	$9,775
Commercial real estate	—	—	—	—	2,143	2,143
Construction	—	904	—	904	—	904
Residential mortgage	549	299	—	848	2,058	2,906
Consumer	158	34	80	272	1,935	2,207
Total	$707	$1,237	$96	$2,040	$15,895	$17,935

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

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.0 billion as of both June 30, 2025 and December 31, 2024. Of the $6.0 billion at June 30, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the six months ended June 30, 2025. Of the $6.0 billion at December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2024.

Foreclosed Property

As of both June 30, 2025 and December 31, 2024, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2025 and 2024, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $81.6 million and $81.7 million were transferred into new policies during the three and six months ended June 30, 2025, respectively. No gain or loss was recognized as part of these exchanges. Cash surrender value of $115.0 million and $180.3 million were transferred into new policies during the three and six months ended June 30, 2024, respectively. No gain or loss was recognized as part of these exchanges.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which were $1.2 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and was $0.7 million and $0.8 million for three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

Amortization of mortgage servicing rights (“MSRs”) were $0.2 million for both three months ended June 30, 2025 and 2024, and $0.4 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$692
One to two years	614
Two to three years	545
Three to four years	484
Four to five years	430

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Gross carrying amount	$70,006	$69,903
Less: accumulated amortization	65,178	64,825
Net carrying value	$4,828	$5,078

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$4,926	$5,533	$5,078	$5,699
Originations	53	96	104	193
Amortization	(151)	(234)	(354)	(497)
Balance at end of period	$4,828	$5,395	$4,828	$5,395
Fair value of amortized MSRs at beginning of period	$13,357	$14,071	$13,404	$14,308
Fair value of amortized MSRs at end of period	$13,042	$14,094	$13,042	$14,094

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and six months ended June 30, 2025 and 2024.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.29%	-	11.72%	6.69%	6.99%	-	11.77%	7.16%
Life in years (of the MSR)	4.46	-	7.20	7.06	4.14	-	7.02	6.94
Weighted-average coupon rate	3.72%	-	5.47%	3.82%	3.71%	-	5.66%	3.80%
Discount rate	10.36%	-	10.93%	10.40%	10.35%	-	10.94%	10.40%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $261.4 million and $235.5 million in affordable housing and other tax credit investment partnership interests as of June 30, 2025 and December 31, 2024, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $7.6 million and $7.5 million during the three months ended June 30, 2025 and 2024, respectively, and $15.2 million during both the six months ended June 30, 2025 and 2024. The affordable housing tax credits and other benefits recognized were $9.6 million during both the three months ended June 30, 2025 and 2024, and $19.3 million and $19.2 million during the six months ended June 30, 2025 and 2024, respectively, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $126.2 million and $98.7 million as of June 30, 2025 and December 31, 2024, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

6. Transfers of Financial Assets

The Company’s transfers of financial assets with continuing interest may include pledges of collateral to secure public deposits and repurchase agreements, FHLB and FRB borrowing capacity and interest rate derivatives.

For public deposits and repurchase agreements, the Company enters into bilateral agreements with the entity to pledge investment securities as collateral in the event of default. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional investment securities. For transfers of assets with the FHLB and the FRB, the Company enters into bilateral agreements to pledge loans and/or securities as collateral to secure borrowing capacity. For interest rate derivatives, the Company enters into bilateral agreements to pledge collateral when either party is in a negative fair value position to mitigate counterparty credit risk. Counterparties to certain interest rate derivatives, the FHLB and the FRB do not have the right to sell or repledge the collateral.

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Public deposits	$1,745,433	$1,729,131
Federal Home Loan Bank	4,858,872	4,959,298
Federal Reserve Bank	4,032,254	3,605,233
Interest rate derivatives	—	385
Total	$10,636,559	$10,294,047

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of June 30, 2025 and December 31, 2024. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of June 30, 2025 and December 31, 2024, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
U.S.:
Interest-bearing	$12,093,353	$12,013,597
Noninterest-bearing	6,066,180	6,169,833
Foreign:
Interest-bearing	1,293,634	1,333,471
Noninterest-bearing	778,252	805,315
Total deposits	$20,231,419	$20,322,216

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2025:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$824,466	$718,721	$1,543,187
Over three through six months	643,823	403,472	1,047,295
Over six through twelve months	412,045	296,154	708,199
One to two years	28,201	7,138	35,339
Two to three years	19,992	4,300	24,292
Three to four years	14,450	1,323	15,773
Four to five years	8,944	6,462	15,406
Thereafter	14	—	14
Total	$1,951,935	$1,437,570	$3,389,505

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.8 million and $3.9 million as of June 30, 2025 and December 31, 2024, respectively.

8. Short-Term Borrowings

At June 30, 2025 and December 31, 2024, short-term borrowings were comprised of the following:

(dollars in thousands)	June 30, 2025	December 31, 2024
Short-term FHLB fixed-rate advances(1)	$250,000	$250,000
Total short-term borrowings	$250,000	$250,000
(1)	Interest is payable monthly.

As of June 30, 2025 and December 31, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% maturing in September 2025. The FHLB fixed-rate advance requires monthly interest-only payments with the principal amount due on the maturity date.

As of June 30, 2025 and December 31, 2024, the Company had a remaining line of credit of $2.7 billion and $2.8 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had an undrawn line of credit of  $3.4 billion and $3.0 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both June 30, 2025 and December 31, 2024. See “Note 6. Transfers of Financial Assets” for more information.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at June 30,	4.16%	4.71%
Highest month-end balance	$250,000	$500,000
Average outstanding balance	$250,000	$500,000
Weighted-average interest rate paid	4.22%	4.79%

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

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2025	$(591,574)	$157,805	$(433,769)
Three months ended June 30, 2025
Investment securities:
Unrealized net gains arising during the period	26,354	(7,030)	19,324
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	9,982	(2,663)	7,319
Net change in investment securities	36,336	(9,693)	26,643
Cash flow derivative hedges:
Unrealized net gains arising during the period	113	(29)	84
Amounts excluded from the assessment of hedge effectiveness	47	(13)	34
Net change in cash flow derivative hedges	160	(42)	118
Other comprehensive income	36,496	(9,735)	26,761
Accumulated other comprehensive loss at June 30, 2025	$(555,078)	$148,070	$(407,008)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Six months ended June 30, 2025
Investment securities:
Unrealized net gains arising during the period	57,717	(15,395)	42,322
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	19,639	(5,239)	14,400
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	77,319	(20,624)	56,695
Cash flow derivative hedges:
Unrealized net gains arising during the period	349	(92)	257
Amounts excluded from the assessment of hedge effectiveness	47	(13)	34
Net change in cash flow derivative hedges	396	(105)	291
Other comprehensive income	77,715	(20,729)	56,986
Accumulated other comprehensive loss at June 30, 2025	$(555,078)	$148,070	$(407,008)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2024	$(714,330)	$190,550	$(523,780)
Three months ended June 30, 2024
Investment securities:
Unrealized net losses arising during the period	(4,277)	1,141	(3,136)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	10,665	(2,845)	7,820
Net change in investment securities	6,388	(1,704)	4,684
Cash flow derivative hedges:
Unrealized net losses arising during the period	(113)	31	(82)
Reclassification of net losses included in net income	63	(17)	46
Net change in cash flow derivative hedges	(50)	14	(36)
Other comprehensive income	6,338	(1,690)	4,648
Accumulated other comprehensive loss at June 30, 2024	$(707,992)	$188,860	$(519,132)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Six months ended June 30, 2024
Investment securities:
Unrealized net losses arising during the period	(7,709)	2,056	(5,653)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	21,825	(5,821)	16,004
Net change in investment securities	14,116	(3,765)	10,351
Cash flow derivative hedges:
Unrealized net losses arising during the period	(826)	220	(606)
Reclassification of net losses included in net income	1,818	(485)	1,333
Net change in cash flow derivative hedges	992	(265)	727
Other comprehensive income	15,108	(4,030)	11,078
Accumulated other comprehensive loss at June 30, 2024	$(707,992)	$188,860	$(519,132)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended June 30, 2025
Balance at beginning of period	$(1,879)	$(170,558)	$(261,420)	$88	$(433,769)
Other comprehensive income	—	19,324	7,319	118	26,761
Balance at end of period	$(1,879)	$(151,234)	$(254,101)	$206	$(407,008)

Six Months Ended June 30, 2025
Balance at beginning of period	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive income	—	42,295	14,400	291	56,986
Balance at end of period	$(1,879)	$(151,234)	$(254,101)	$206	$(407,008)

Three Months Ended June 30, 2024
Balance at beginning of period	$(5,373)	$(224,940)	$(293,427)	$(40)	$(523,780)
Other comprehensive (loss) income	—	(3,136)	7,820	(36)	4,648
Balance at end of period	$(5,373)	$(228,076)	$(285,607)	$(76)	$(519,132)

Six Months Ended June 30, 2024
Balance at beginning of period	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive (loss) income	—	(5,653)	16,004	727	11,078
Balance at end of period	$(5,373)	$(228,076)	$(285,607)	$(76)	$(519,132)

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

The table below sets forth those ratios at June 30, 2025 and December 31, 2024:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,105,036	13.03%	$2,094,664	12.96%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,105,036	13.03%	2,094,664	12.96%	6.00%	8.00%
Total capital to risk-weighted assets	2,306,208	14.28%	2,295,836	14.21%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,105,036	9.12%	2,094,664	9.07%	4.00%	5.00%

December 31, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,083,938	12.80%	$2,070,403	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,083,938	12.80%	2,070,403	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,277,178	13.99%	2,263,643	13.90%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,083,938	9.14%	2,070,403	9.08%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of June 30, 2025, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2025, to change the capital adequacy category of the Company or the Bank.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 2,016,521 shares at a total cost of $50.0 million during the six months ended June 30 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In July 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on August 29, 2025 to shareholders of record at the close of business on August 18, 2025.

11. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of an interest rate floor, swaps, and collars that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the unaudited interim consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$61,875	$8,912	$—	$63,750	$8,780	$—
Interest rate collars	200,000	230	—	200,000	—	(115)
Interest rate floor	100,000	984	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,432,133	5,262	(6,014)	2,491,036	4,818	(5,990)
Visa derivative	75,609	—	(2,300)	66,606	—	(2,300)
Foreign exchange contracts	106	—	—	198	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate derivatives noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of June 30, 2025 and December 31, 2024, the amount of initial margin cash collateral posted by the Company was nil and $0.4 million, respectively. As of June 30, 2025 and December 31, 2024, the variation margin was $0.8 million and $1.2 million, respectively.

As of June 30, 2025, the Company pledged nil in cash and received $18.1 million in cash as collateral for interest rate derivatives. As of December 31, 2024, the Company pledged $0.4 million in cash and received $30.0 million in cash as collateral for interest rate derivatives. As of June 30, 2025 and December 31, 2024, the cash collateral includes the excess initial margin for interest rate derivatives cleared through clearinghouses and cash collateral for interest rate derivatives with financial institution counterparties.

As of June 30, 2025 and December 31, 2024, the Company received $25.4 million and $43.7 million, respectively, in securities collateral for interest rate derivatives, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At June 30, 2025 and December 31, 2024, the Company carried one interest rate swap with a notional amount of $61.9 million and $63.8 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of June 30, 2025 and December 31, 2024, the interest rate swap had a positive fair value of $8.9 million and $8.8 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2025 and 2024:

	Gains (losses) recognized in	Three Months Ended		Six Months Ended
	the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2025	2024	2025	2024
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$68	$789	$132	$162
Recognized on hedged item	Loans and lease financing	(68)	(791)	(130)	(172)

As of June 30, 2025 and December 31, 2024, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$52,918	$54,923	$(8,957)	$(8,827)

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

As of June 30, 2025 and December 31, 2024, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of June 30, 2025, these interest rate collars had a positive fair value of $0.2 million and a negative fair value of nil. As of December 31, 2024, these interest rate collars had a negative fair value of $0.1 million. The collars mature in 2025 and 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

Further, the Company also utilized an interest rate floor to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the floor (SOFR) corresponds to the floating-rate nature of the interest receipts being hedged (based on SOFR). An interest rate floor involves the receipt of variable-rate amounts if the floor index falls below the floor strike rate on the contract. No payments are received if the floor index is above the floor strike rate. By hedging with an interest rate floor, the Company mitigates the adverse impact on interest income associated with possible future decreases in interest rates.

As of June 30, 2025, the Company carried one interest rate floor with a notional amount of $100.0 million. As of June 30, 2025, the interest rate floor had a positive fair value of $1.0 million. The interest rate floor was executed in April 2025 and matures in 2028. The interest rate floor had a floor strike rate of 3.00%. As of December 31, 2024, the Company did not carry any interest rate floors.

The interest rate swaps, collars and floor are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps, collars and floor is reported as a component of other comprehensive income (“OCI”) and reclassified out of accumulated other comprehensive income (“AOCI”) into earnings in the same period that the hedged transaction affects earnings.

The assessment of hedge effectiveness excludes the premium (which represents the initial time value) of the interest rate floor at inception and on an ongoing basis. The premium is recognized as an adjustment to OCI, with an offset to interest income, over the life of the floor through an amortization approach.

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Pretax net gains (losses) recognized in OCI - included component	$113	$(113)	$349	$(826)
Pretax net gains (losses) recognized in OCI - excluded component	(27)	—	(27)	—
Total pretax net gains (losses) recognized in OCI on cash flow derivative hedges	$86	$(113)	$322	$(826)

Pretax net losses (gains) reclassified from AOCI into income - included component(1)	$—	$63	$—	$1,818
Pretax net losses (gains) reclassified from AOCI into income - excluded component(1)	74	—	74	—
Total pretax net losses (gains) reclassified from AOCI into income(1)	$74	$63	$74	$1,818

(1) Losses (gains) are reclassified from AOCI into interest income from loans and lease financing.

The estimated net amount to be reclassified within the next 12 months out of AOCI into earnings is $0.3 million as a decrease to interest income from loans and lease financing. As of June 30, 2025, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

	Net losses recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2025	2024	2025	2024
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(9)	$(24)	$(20)	$(31)
Visa derivative	Other noninterest income	(903)	(1,354)	(2,195)	(2,830)
Foreign exchange contracts	Other noninterest income	6	—	—	—

As of June 30, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $2.4 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $5.3 million and a negative fair value of $6.0 million. The Company received floating rates ranging from 4.82% to 7.32% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between July 2025 and October 2043. As of December 31, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.5 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $4.8 million and a negative fair value of $6.0 million. The Company received floating rates ranging from 4.87% to 7.55% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during both the three and six months ended June 30, 2025 and 2024.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.1 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively and $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5342 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at June 30, 2025 and December 31, 2024. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both June 30, 2025 and December 31, 2024, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate derivative agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate derivative collateral daily. Collateral for customer interest rate derivative agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three and six months ended June 30, 2025 and 2024, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both June 30, 2025 and December 31, 2024, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2025 and December 31, 2024, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $90.0 million and $87.6 million at June 30, 2025 and December 31, 2024, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.6 million at both June 30, 2025 and December 31, 2024. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2025 have maturities ranging from July 2025 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,748,816	$5,789,600
Standby letters of credit	243,209	230,379
Commercial letters of credit	3,386	6,460

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

Disaggregation of Revenue

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended June 30, 2025
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$130,245	$39,468	$(6,130)	$163,583

Service charges on deposit accounts	6,631	1,090	109	7,830
Credit and debit card fees	—	14,375	965	15,340
Other service charges and fees	9,815	652	597	11,064
Trust and investment services income	9,154	—	—	9,154
Other	269	1,516	1,460	3,245
Not in scope of Topic 606(1)	1,885	1,406	4,034	7,325
Total noninterest income	27,754	19,039	7,165	53,958
Total revenue	$157,999	$58,507	$1,035	$217,541

	Six Months Ended June 30, 2025
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$260,127	$82,010	$(18,028)	$324,109

Service charges on deposit accounts	12,995	2,153	217	15,365
Credit and debit card fees	—	27,304	1,939	29,243
Other service charges and fees	18,659	1,226	1,112	20,997
Trust and investment services income	18,524	—	—	18,524
Other	471	2,953	2,411	5,835
Not in scope of Topic 606(1)	3,756	3,158	7,557	14,471
Total noninterest income	54,405	36,794	13,236	104,435
Total revenue	$314,532	$118,804	$(4,792)	$428,544
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended June 30, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$124,696	$45,019	$(16,864)	$152,851

Service charges on deposit accounts	6,778	894	121	7,793
Credit and debit card fees	—	14,272	1,018	15,290
Other service charges and fees	7,772	510	591	8,873
Trust and investment services income	9,426	—	—	9,426
Other	255	1,391	2,780	4,426
Not in scope of Topic 606(1)	2,065	1,556	2,339	5,960
Total noninterest income	26,296	18,623	6,849	51,768
Total revenue	$150,992	$63,642	$(10,015)	$204,619

	Six Months Ended June 30, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$252,753	$90,400	$(35,875)	$307,278

Service charges on deposit accounts	13,453	1,718	168	15,339
Credit and debit card fees	—	28,863	2,024	30,887
Other service charges and fees	14,709	908	1,161	16,778
Trust and investment services income	19,780	—	—	19,780
Other	475	2,539	5,421	8,435
Not in scope of Topic 606(1)	3,914	2,553	5,453	11,920
Total noninterest income	52,331	36,581	14,227	103,139
Total revenue	$305,084	$126,981	$(21,648)	$410,417
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and six months ended June 30, 2025 and 2024, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and one vendor in the current year, which are being amortized over the term of the respective contracts. As of June 30, 2025 and December 31, 2024, the Company had contract liabilities of $1.8 million and $2.2 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2025, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million and $0.5 million, respectively, due to the passage of time. For the three and six months ended June 30, 2024, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.4 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2025 and December 31, 2024, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2025 and December 31, 2024. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For both the three and six months ended June 30, 2025, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 184,000 antidilutive securities. For the three and six months ended June 30, 2024, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 151,000 and 133,000 antidilutive securities, respectively. For the three and six months ended June 30, 2025 and 2024, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$73,247	$61,921	$132,495	$116,141

Denominator:
Basic: weighted-average shares outstanding	125,321,837	127,867,853	125,799,060	127,787,663
Add: weighted-average equity-based awards	511,227	394,741	694,509	492,254
Diluted: weighted-average shares outstanding	125,833,064	128,262,594	126,493,569	128,279,917

Basic earnings per share	$0.58	$0.48	$1.05	$0.91
Diluted earnings per share	$0.58	$0.48	$1.05	$0.91

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2025 and 2024:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2025	2024	2025	2024
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$169	$137
Interest cost	Other noninterest expense	1,879	1,905	225	211
Expected return on plan assets	Other noninterest expense	(876)	(878)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	383	503	(301)	(322)
Total net periodic benefit cost		$1,386	$1,530	$93	$26

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$338	$274
Interest cost	Other noninterest expense	3,759	3,811	450	422
Expected return on plan assets	Other noninterest expense	(1,752)	(1,756)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	766	1,006	(602)	(644)
Total net periodic benefit cost		$2,773	$3,061	$186	$52

Leases

The Company recognized operating lease income related to lease payments of $1.6 million for both the three months ended June 30, 2025 and 2024, and $3.2 million for both the six months ended June 30, 2025 and 2024. In addition, the Company recognized $1.4 million and $1.6 million of lease income related to variable lease payments for the three months ended June 30, 2025 and 2024, respectively, and $2.9 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5342 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both June 30, 2025 and December 31, 2024, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below:

	Fair Value Measurements as of June 30, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$34,372	$—	$34,372
Residential - Government-sponsored enterprises(1)	—	714,338	—	714,338
Commercial - Government agency	—	194,010	—	194,010
Commercial - Government-sponsored enterprises	—	43,913	—	43,913
Commercial - Non-agency	—	89,316	—	89,316
Collateralized mortgage obligations:
Government agency	—	383,987	—	383,987
Government-sponsored enterprises	—	298,652	—	298,652
Collateralized loan obligations	—	133,066	—	133,066
Total available-for-sale securities	—	1,891,654	—	1,891,654
Other assets(2)	1,544	15,388	—	16,932
Liabilities
Other liabilities(3)	—	(6,014)	(2,300)	(8,314)
Total	$1,544	$1,901,028	$(2,300)	$1,900,272
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Government agency debt securities	$—	$8,147	$—	$8,147
Mortgage-backed securities:
Residential - Government agency(1)	—	35,859	—	35,859
Residential - Government-sponsored enterprises(1)	—	738,113	—	738,113
Commercial - Government agency	—	196,125	—	196,125
Commercial - Government-sponsored enterprises	—	44,908	—	44,908
Commercial - Non-agency	—	22,083	—	22,083
Collateralized mortgage obligations:
Government agency	—	397,124	—	397,124
Government-sponsored enterprises	—	310,682	—	310,682
Collateralized loan obligations	—	173,475	—	173,475
Total available-for-sale securities	—	1,926,516	—	1,926,516
Other assets(2)	179	13,598	—	13,777
Liabilities
Other liabilities(3)	—	(6,105)	(2,300)	(8,405)
Total	$179	$1,934,009	$(2,300)	$1,931,888
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$18,822	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5342(1)	1.4280-1.5342
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 8%(3)	-27% - 24%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$20,734	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5430(1)	1.4444-1.5430
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 7%(3)	-21% - 19%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a February 2025 claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and six months ended June 30, 2025 and 2024, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024 are summarized below:

	Visa Derivative
(dollars in thousands)	2025	2024
Three Months Ended June 30,
Balance as of April 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(903)	(1,354)
Settlements	903	1,354
Balance as of June 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of June 30,	$(903)	$(1,354)

Six Months Ended June 30,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(2,195)	(2,830)
Settlements	2,195	2,830
Balance as of June 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of June 30,	$(2,195)	$(2,830)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	June 30, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,399,035	$304,624	$1,094,411	$—	$1,399,035
Investment securities held-to-maturity	3,658,814	—	3,230,698	—	3,230,698
Loans(1)	13,924,929	—	—	13,454,110	13,454,110

Financial liabilities:
Time deposits(2)	$3,389,505	$—	$3,371,353	$—	$3,371,353
Short-term borrowings	250,000	—	249,772	—	249,772

	December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,170,190	$258,057	$912,133	$—	$1,170,190
Investment securities held-to-maturity	3,790,650	—	3,262,509	—	3,262,509
Loans(1)	13,973,608	—	—	13,373,785	13,373,785

Financial liabilities:
Time deposits(2)	$3,298,370	$—	$3,280,119	$—	$3,280,119
Short-term borrowings	250,000	—	249,312	—	249,312
(1)	Excludes financing leases of $427.0 million at June 30, 2025 and $434.7 million at December 31, 2024.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $16.8 billion as of June 30, 2025 and $17.0 billion as of December 31, 2024.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both June 30, 2025 and December 31, 2024, the Company had $6.0 billion of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $46.5 million and $47.4 million at June 30, 2025 and December 31, 2024, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2025
Collateral-dependent loans	$—	$—	$18,822
December 31, 2024
Collateral-dependent loans	$—	$—	$20,734

Total expected credit losses recognized on collateral-dependent loans were $0.7 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

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

The following tables present selected business segment financial information for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30, 2025				June 30, 2025
			Treasury				Treasury
	Retail	Commercial	and		Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$84,660	$108,391	$43,688	$236,739	$169,072	$215,662	$87,155	$471,889
Intersegment interest allocations (1)	(64,005)	(80,310)	144,315	—	(127,015)	(157,441)	284,456	—
Total interest income	20,655	28,081	188,003	236,739	42,057	58,221	371,611	471,889

Interest expense	(53,112)	(14,621)	(5,423)	(73,156)	(107,993)	(28,555)	(11,232)	(147,780)
Intersegment interest allocations (1)	162,702	26,008	(188,710)	—	326,063	52,344	(378,407)	—
Total interest expense	109,590	11,387	(194,133)	(73,156)	218,070	23,789	(389,639)	(147,780)
Net interest income (expense)	130,245	39,468	(6,130)	163,583	260,127	82,010	(18,028)	324,109

Provision for credit losses	(2,111)	(2,389)	—	(4,500)	(6,802)	(7,698)	(500)	(15,000)
Net interest income (expense) after provision for credit losses	128,134	37,079	(6,130)	159,083	253,325	74,312	(18,528)	309,109

Noninterest income	27,754	19,039	7,165	53,958	54,405	36,794	13,236	104,435

Salaries and employee benefits	(25,743)	(4,964)	(28,794)	(59,501)	(50,355)	(9,755)	(59,495)	(119,605)
Contracted services and professional fees	(2,919)	(4,338)	(8,740)	(15,997)	(5,972)	(8,208)	(16,656)	(30,836)
Occupancy	(7,414)	(478)	(42)	(7,934)	(14,709)	(973)	(352)	(16,034)
Equipment	(1,450)	(472)	(12,115)	(14,037)	(2,845)	(921)	(24,142)	(27,908)
Card rewards program	—	(8,406)	—	(8,406)	—	(16,325)	—	(16,325)
Other segment items (2)	(34,850)	(1,360)	17,146	(19,064)	(71,620)	(3,607)	37,436	(37,791)
Noninterest expense	(72,376)	(20,018)	(32,545)	(124,939)	(145,501)	(39,789)	(63,209)	(248,499)

Income (loss) before (provision) benefit for income taxes	83,512	36,100	(31,510)	88,102	162,229	71,317	(68,501)	165,045
(Provision) benefit for income taxes	(15,763)	(5,330)	6,238	(14,855)	(34,537)	(12,291)	14,278	(32,550)
Net income (loss)	$67,749	$30,770	$(25,272)	$73,247	$127,692	$59,026	$(54,223)	$132,495

Other Segment Disclosures:
Depreciation and amortization (3)	$992	$68	$4,670	$5,730	$2,041	$136	$9,082	$11,259
Segment earning assets	7,335,543	7,025,480	6,675,918	21,036,941	7,335,543	7,025,480	6,675,918	21,036,941

	Three Months Ended				Six Months Ended
	June 30, 2024				June 30, 2024
			Treasury				Treasury
	Retail	Commercial	and		Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$83,500	$118,017	$43,417	$244,934	$167,723	$234,792	$87,371	$489,886
Intersegment interest allocations (1)	(64,333)	(85,586)	149,919	—	(126,530)	(168,825)	295,355	—
Total interest income	19,167	32,431	193,336	244,934	41,193	65,967	382,726	489,886

Interest expense	(60,700)	(18,255)	(13,128)	(92,083)	(119,072)	(33,568)	(29,968)	(182,608)
Intersegment interest allocations (1)	166,229	30,843	(197,072)	—	330,632	58,001	(388,633)	—
Total interest expense	105,529	12,588	(210,200)	(92,083)	211,560	24,433	(418,601)	(182,608)
Net interest income (expense)	124,696	45,019	(16,864)	152,851	252,753	90,400	(35,875)	307,278

(Provision) benefit for credit losses	(1,525)	(1,675)	1,400	(1,800)	(4,904)	(5,388)	2,192	(8,100)
Net interest income (expense) after (provision) benefit for credit losses	123,171	43,344	(15,464)	151,051	247,849	85,012	(33,683)	299,178

Noninterest income	26,296	18,623	6,849	51,768	52,331	36,581	14,227	103,139

Salaries and employee benefits	(24,874)	(4,780)	(28,083)	(57,737)	(50,112)	(9,776)	(57,111)	(116,999)
Contracted services and professional fees	(3,038)	(3,915)	(9,114)	(16,067)	(5,919)	(8,304)	(17,583)	(31,806)
Occupancy	(7,375)	(491)	489	(7,377)	(14,791)	(982)	1,455	(14,318)
Equipment	(1,303)	(233)	(11,660)	(13,196)	(2,611)	(594)	(23,404)	(26,609)
Card rewards program	—	(8,719)	—	(8,719)	—	(17,227)	—	(17,227)
Other segment items (2)	(36,035)	(4,485)	21,530	(18,990)	(75,832)	(11,425)	43,317	(43,940)
Noninterest expense	(72,625)	(22,623)	(26,838)	(122,086)	(149,265)	(48,308)	(53,326)	(250,899)

Income (loss) before (provision) benefit for income taxes	76,842	39,344	(35,453)	80,733	150,915	73,285	(72,782)	151,418
(Provision) benefit for income taxes	(18,623)	(8,419)	8,230	(18,812)	(36,551)	(15,692)	16,966	(35,277)
Net income (loss)	$58,219	$30,925	$(27,223)	$61,921	$114,364	$57,593	$(55,816)	$116,141

Other Segment Disclosures:
Depreciation and amortization (3)	$1,124	$67	$3,717	$4,908	$2,259	$135	$7,430	$9,824
Segment earning assets	7,438,823	6,925,612	6,852,180	21,216,615	7,438,823	6,925,612	6,852,180	21,216,615
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits to all business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within equipment, occupancy, other segment items, and noninterest income.

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

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy as a whole experienced mixed economic conditions during the quarter ended June 30, 2025. Although the economy remains resilient, the State continues to endure high consumer prices and housing affordability challenges. According to the State of Hawaii Department of Business, Economic Development and Tourism, the statewide seasonally adjusted unemployment rate decreased to 2.8% at June 30, 2025, compared to 2.9% at June 30, 2024. Nationally, the seasonally adjusted unemployment rate was 4.1% at June 30, 2025, compared to 4.1% at June 30, 2024.

Domestic visitor arrivals for the state remain stable, with the average daily domestic passenger counts for the first six months of 2025 relatively similar to the average daily domestic passenger counts during the first six months of 2024, according to the Hawaii Tourism Authority. More generally, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. International visitor arrivals from Japan in the first six months of 2025 is similar to the level of arrivals from Japan in the first six months of 2024, but remains below pre-pandemic arrival levels due to the weak yen.

The local Oahu housing market has remained relatively stable, but continues to experience some softening as compared to previous years primarily due to high interest rates. According to the Honolulu Board of Realtors, the volume of single-family home sales decreased by 2.1%, while condominium sales decreased by 6.0%, in each case when comparing the first six months of 2025 with the same period in 2024. The median price of a single-family home sold on Oahu in the first six months of 2025 was $1,150,000, an increase of 6.0% from the same period in 2024. The median price of a condominium sold on Oahu in the first six months of 2025 was $507,000, a decrease of 0.5% from the same period in 2024. As of June 30, 2025, months of inventory of single-family homes and condominiums on Oahu were approximately 3.7 and 7.0 months, respectively.

Other Economic Developments

Our financial performance is highly dependent upon the business environment in the markets in which we operate and therefore may be impacted by a variety of factors such as a decline in economic conditions, natural disasters, financial market volatility, supply chain disruptions, trade policies and tariffs, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in foreign currency exchange rates and interest rates, the political and regulatory environment, and changes to the U.S. Federal budget and tax laws.

More recently, the enactment of the One Big Beautiful Bill Act (“OBBBA”) introduced a sweeping package of tax reform provisions that will affect both businesses and individuals. The OBBBA also introduced spending cuts in social programs and reduction in funding for certain financial safeguards such as the Consumer Financial Protection Bureau (“CFPB”), that may impact our borrowers and the broader Hawaii economy. The impact of this legislation is not fully known at this time. Additionally, the recent California legislation, enacted on June 27, 2025, mandating a single-sales-factor apportionment from a previously three-factor formula retroactively effective starting from January 1, 2025, has affected our estimates of our income tax provision, deferred taxes and other comprehensive income. Further, following the changes in trade policy and tariffs announced under the Trump administration, markets, including global stock and bond markets, have experienced and continue to experience a high level of volatility. A decline in business and economic conditions caused by changes in trade policy or retaliatory measures, uncertainty in business conditions, including as a result of changes to government spending levels, or other factors beyond our control, could have an effect on the markets in which we operate and/or the credit quality of our loans, and therefore, our financial condition and results of operations.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, for additional information regarding material risks affecting the Company.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Income Statement Data:
Interest income	$236,739	$244,934	$471,889	$489,886
Interest expense	73,156	92,083	147,780	182,608
Net interest income	163,583	152,851	324,109	307,278
Provision for credit losses	4,500	1,800	15,000	8,100
Net interest income after provision for credit losses	159,083	151,051	309,109	299,178
Noninterest income	53,958	51,768	104,435	103,139
Noninterest expense	124,939	122,086	248,499	250,899
Income before provision for income taxes	88,102	80,733	165,045	151,418
Provision for income taxes	14,855	18,812	32,550	35,277
Net income	$73,247	$61,921	$132,495	$116,141
Basic earnings per share	$0.58	$0.48	$1.05	$0.91
Diluted earnings per share	$0.58	$0.48	$1.05	$0.91
Basic weighted-average outstanding shares	125,321,837	127,867,853	125,799,060	127,787,663
Diluted weighted-average outstanding shares	125,833,064	128,262,594	126,493,569	128,279,917
Dividends declared per share	$0.26	$0.26	$0.52	$0.52
Dividend payout ratio	44.83%	54.17%	49.52%	57.14%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.11%	2.92%	3.10%	2.91%
Efficiency ratio	57.23%	59.22%	57.71%	60.69%
Return on average total assets	1.23%	1.04%	1.12%	0.97%
Return on average tangible assets (non-GAAP)(2)	1.28%	1.08%	1.17%	1.01%
Return on average total stockholders' equity	11.03%	9.91%	10.07%	9.32%
Return on average tangible stockholders' equity (non-GAAP)(2)	17.61%	16.42%	16.12%	15.48%
Noninterest expense to average assets	2.10%	2.05%	2.10%	2.10%

(continued)

(continued)	June 30,	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Cash and cash equivalents	$1,399,035	$1,170,190
Investment securities available-for-sale	1,891,654	1,926,516
Investment securities held-to-maturity	3,658,814	3,790,650
Loans and leases	14,351,869	14,408,258
Allowance for credit losses for loans and leases	167,825	160,393
Goodwill	995,492	995,492
Total assets	23,837,147	23,828,186
Total deposits	20,231,419	20,322,216
Short-term borrowings	250,000	250,000
Total liabilities	21,142,602	21,210,700
Total stockholders' equity	2,694,545	2,617,486
Book value per share	$21.61	$20.70
Tangible book value per share (non-GAAP)(2)	$13.63	$12.83

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.20%	0.14%
Allowance for credit losses for loans and leases / total loans and leases	1.17%	1.11%
Net charge-offs / average total loans and leases(3)	0.10%	0.10%

	June 30,	December 31,
Capital Ratios:	2025	2024
Common Equity Tier 1 Capital Ratio	13.03%	12.80%
Tier 1 Capital Ratio	13.03%	12.80%
Total Capital Ratio	14.28%	13.99%
Tier 1 Leverage Ratio	9.12%	9.14%
Total stockholders' equity to total assets	11.30%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	7.44%	7.10%
(1)	Except for the efficiency ratio, amounts are annualized for the three and six months ended June 30, 2025 and 2024.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the six months ended June 30, 2025.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Income Statement Data:
Net income	$73,247	$61,921	$132,495	$116,141

Average total stockholders' equity	$2,663,850	$2,512,471	$2,652,975	$2,504,656
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,668,358	$1,516,979	$1,657,483	$1,509,164

Average total assets	$23,859,410	$23,958,913	$23,874,849	$24,073,060
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$22,863,918	$22,963,421	$22,879,357	$23,077,568

Return on average total stockholders' equity(a)	11.03%	9.91%	10.07%	9.32%
Return on average tangible stockholders' equity (non-GAAP)(a)	17.61%	16.42%	16.12%	15.48%

Return on average total assets(a)	1.23%	1.04%	1.12%	0.97%
Return on average tangible assets (non-GAAP)(a)	1.28%	1.08%	1.17%	1.01%

	As of	As of
	June 30,	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Total stockholders' equity	$2,694,545	$2,617,486
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,699,053	$1,621,994

Total assets	$23,837,147	$23,828,186
Less: goodwill	995,492	995,492
Tangible assets	$22,841,655	$22,832,694

Shares outstanding	124,683,544	126,422,898

Total stockholders' equity to total assets	11.30%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.44%	7.10%

Book value per share	$21.61	$20.70
Tangible book value per share (non-GAAP)	$13.63	$12.83
(a)	Annualized for the three and six months ended June 30, 2025 and 2024.

Financial Highlights

Net income was $73.2 million for the three months ended June 30, 2025, an increase of $11.3 million or 18% as compared to the same period in 2024. Basic and diluted earnings per share were both $0.58 for the three months ended June 30, 2025, an increase of $0.10 or 21% as compared to the same period in 2024. The increase in net income was primarily due to a $10.7 million increase in net interest income, a $4.0 million decrease in the provision for income taxes and a $2.2 million increase in noninterest income. This was partially offset by a $2.9 million increase in noninterest expense and a $2.7 million increase in the provision for credit losses (the “Provision”).

Our return on average total assets was 1.23% for the three months ended June 30, 2025, an increase of 19 basis points from the same period in 2024, and our return on average total stockholders’ equity was 11.03% for the three months ended June 30, 2025, an increase of 112 basis points from the same period in 2024. Our return on average tangible assets was 1.28% for the three months ended June 30, 2025, an increase of 20 basis points from the same period in 2024, and our return on average tangible stockholders’ equity was 17.61% for the three months ended June 30, 2025, an increase of 119 basis points from the same period in 2024. Our efficiency ratio was 57.23% for the three months ended June 30, 2025 compared to 59.22% for the same period in 2024.

Our results for the three months ended June 30, 2025 were highlighted by the following:

●	Net interest income was $163.6 million for the three months ended June 30, 2025, an increase of $10.7 million or 7% as compared to the same period in 2024. Our net interest margin was 3.11% for the three months ended June 30, 2025, an increase of 19 basis points as compared to the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $4.5 million for the three months ended June 30, 2025, an increase of $2.7 million as compared to the same period in 2024. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $54.0 million for the three months ended June 30, 2025, an increase of $2.2 million or 4% as compared to the same period in 2024. The increase in noninterest income was primarily due to a $2.3 million increase in other service charges and fees and a $1.4 million increase in bank-owned life insurance (“BOLI”) income, partially offset by a $1.3 million decrease in other noninterest income.

●	Noninterest expense was $124.9 million for the three months ended June 30, 2025, an increase of $2.9 million or 2% compared to the same period in 2024. The increase in noninterest expense was primarily due to a $1.8 million increase in salaries and employee benefits expense, a $0.8 million increase in equipment expense and a $0.6 million increase in occupancy expense.

Net income was $132.5 million for the six months ended June 30, 2025, an increase of $16.4 million or 14% as compared to the same period in 2024. Basic and diluted earnings per share were both $1.05 for the six months ended June 30, 2025, an increase of $0.14 or 15% as compared to the same period in 2024. The increase in net income was primarily due to a $16.8 million increase in net interest income, a $2.7 million decrease in the provision for income taxes, a $2.4 million decrease in noninterest expense and a $1.3 million increase in noninterest income. This was partially offset by a $6.9 million increase in the Provision.

Our return on average total assets was 1.12% for the six months ended June 30, 2025, an increase of 15 basis points from the same period in 2024, and our return on average total stockholders’ equity was 10.07% for the six months ended June 30, 2025, an increase of 75 basis points for the same period in 2024. Our return on average tangible assets was 1.17% for the six months ended June 30, 2025, an increase of 16 basis points from the same period in 2024, and our return on average tangible stockholders’ equity was 16.12% for the six months ended June 30, 2025, an increase of 64 basis points from the same period in 2024. Our efficiency ratio was 57.71% for the six months ended June 30, 2025 compared to 60.69% for the same period in 2024.

Our results for the six months ended June 30, 2025 were highlighted by the following:

●	Net interest income was $324.1 million for the six months ended June 30, 2025, an increase of $16.8 million or 5% as compared to the same period in 2024. Our net interest margin was 3.10% for the six months ended June 30, 2025, an increase of 19 basis points as compared to the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio and lower average balances on our investment securities portfolio.

●	The Provision was $15.0 million for the six months ended June 30, 2025, an increase of $6.9 million or 85% for the same period in 2024. The Provision of $15.0 million for the six months ended June 30, 2025, was primarily due to increases in the provision for consumer loans, commercial and industrial loans, home equity lines and construction loans and the provision for unfunded commercial and industrial, construction and commercial real estate commitments. This was partially offset by decreases in the provision for residential mortgage loans, commercial real estate loans and lease financing. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $104.4 million for the six months ended June 30, 2025, an increase of $1.3 million or 1% as compared to the same period in 2024. The increase was primarily due to a $4.6 million increase in other service charges and fees and a $1.4 million increase in BOLI income, partially offset by a $1.9 million decrease in other noninterest income, a $1.6 million decrease in credit and debit card fees and a $1.3 million decrease in trust and investment services income.

●	Noninterest expense was $248.5 million for the six months ended June 30, 2025, a decrease of $2.4 million or 1% as compared to the same period in 2024. The decrease in noninterest expense was primarily due to a $4.4 million decrease in regulatory assessment and fees, a $1.6 million decrease in other noninterest expense, a $1.0 million decrease in contracted services and professional fees and a $0.9 million decrease in card rewards program expense, partially offset by a $2.6 million increase in salaries and employee benefits expense, a $1.7 million increase in occupancy expense and a $1.3 million increase in equipment expense.

For the six months ended June 30, 2025, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 13.03% as of June 30, 2025, an increase of 23 basis points from December 31, 2024. The increase in CET1 was primarily due to earnings for the six months ended June 30, 2025 and a decrease in risk-weighted assets, partially offset by the dividends declared and paid to the Company’s stockholders and common stock repurchased.

●	Total loans and leases were $14.4 billion as of June 30, 2025, a decrease of $56.4 million from December 31, 2024. The decrease in total loans and leases was primarily due to decreases in residential real estate loans, commercial real estate loans, construction loans, consumer loans and lease financing, partially offset by an increase in commercial and industrial loans.

●	The ACL was $167.8 million as of June 30, 2025, an increase of $7.4 million or 5% from December 31, 2024. The ratio of our ACL to total loans and leases outstanding was 1.17% as of June 30, 2025, an increase of six basis points compared to December 31, 2024.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.6 billion as of June 30, 2025, a decrease of $166.7 million or 3% from December 31, 2024. Maturities and payments on investment securities were placed in cash.

●	Total deposits were $20.2 billion as of June 30, 2025, a decrease of a $90.8 million from December 31, 2024. The decrease in total deposits was primarily due to a $249.7 million decrease in money market deposit balances and a $130.7 million decrease in demand deposit balances, partially offset by a $198.4 million increase in savings deposit balances and a $91.1 million increase in time deposit balances.

●	Total stockholders’ equity was $2.7 billion as of June 30, 2025, an increase of $77.1 million or 3% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the period of $132.5 million and other comprehensive income, net of tax, of $57.0 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $65.5 million and common stock repurchased of $50.0 million during the six months ended June 30, 2025.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2025 and 2024, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,276.8	$14.1	4.45%	$773.4	$10.5	5.45%
Available-for-Sale Investment Securities
Taxable	1,869.3	12.5	2.67	2,100.7	14.1	2.69
Non-Taxable	1.3	—	5.27	1.5	—	5.76
Held-to-Maturity Investment Securities
Taxable	3,099.9	13.2	1.70	3,358.2	14.4	1.71
Non-Taxable	596.5	3.3	2.21	602.9	4.0	2.64
Total Investment Securities	5,567.0	29.0	2.08	6,063.3	32.5	2.15
Loans Held for Sale	0.3	—	6.86	1.0	—	6.58
Loans and Leases(1)
Commercial and industrial	2,291.5	35.2	6.16	2,201.6	38.1	6.96
Commercial real estate	4,392.5	66.9	6.11	4,305.6	71.5	6.68
Construction	900.4	14.9	6.66	984.8	18.5	7.57
Residential:
Residential mortgage	4,104.1	40.2	3.92	4,229.4	40.1	3.80
Home equity line	1,154.4	13.4	4.64	1,164.2	12.6	4.35
Consumer	1,013.9	19.2	7.58	1,054.1	17.7	6.74
Lease financing	432.1	4.2	3.90	418.3	4.3	4.09
Total Loans and Leases	14,288.9	194.0	5.44	14,358.0	202.8	5.67
Other Earning Assets	34.6	0.4	4.94	52.0	0.7	5.25
Total Earning Assets(2)	21,167.6	237.5	4.50	21,247.7	246.5	4.66
Cash and Due from Banks	222.3			240.4
Other Assets	2,469.5			2,470.8
Total Assets	$23,859.4			$23,958.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,247.5	$21.0	1.35%	$6,000.4	$23.4	1.57%
Money Market	3,822.1	22.8	2.39	4,076.7	30.6	3.02
Time	3,389.4	26.5	3.14	3,284.3	31.6	3.87
Total Interest-Bearing Deposits	13,459.0	70.3	2.09	13,361.4	85.6	2.58
Other Short-Term Borrowings	250.0	2.6	4.22	500.0	6.0	4.79
Other Interest-Bearing Liabilities	20.8	0.2	4.62	38.2	0.5	5.48
Total Interest-Bearing Liabilities	13,729.8	73.1	2.14	13,899.6	92.1	2.66
Net Interest Income		$164.4			$154.4
Interest Rate Spread(3)			2.36%			2.00%
Net Interest Margin(4)			3.11%			2.92%
Noninterest-Bearing Demand Deposits	6,821.0			6,946.6
Other Liabilities	644.7			600.2
Stockholders' Equity	2,663.9			2,512.5
Total Liabilities and Stockholders' Equity	$23,859.4			$23,958.9
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.8 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended June 30, 2025 and 2024, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended June 30, 2025
	Compared to June 30, 2024
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$5.8	$(2.2)	$3.6
Available-for-Sale Investment Securities
Taxable	(1.5)	(0.1)	(1.6)
Held-to-Maturity Investment Securities
Taxable	(1.1)	(0.1)	(1.2)
Non-Taxable	(0.1)	(0.6)	(0.7)
Total Investment Securities	(2.7)	(0.8)	(3.5)
Loans and Leases
Commercial and industrial	1.6	(4.5)	(2.9)
Commercial real estate	1.5	(6.1)	(4.6)
Construction	(1.5)	(2.1)	(3.6)
Residential:
Residential mortgage	(1.2)	1.3	0.1
Home equity line	(0.1)	0.9	0.8
Consumer	(0.7)	2.2	1.5
Lease financing	0.1	(0.2)	(0.1)
Total Loans and Leases	(0.3)	(8.5)	(8.8)
Other Earning Assets	(0.2)	(0.1)	(0.3)
Total Change in Interest Income	2.6	(11.6)	(9.0)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	1.0	(3.4)	(2.4)
Money Market	(1.8)	(6.0)	(7.8)
Time	1.0	(6.1)	(5.1)
Total Interest-Bearing Deposits	0.2	(15.5)	(15.3)
Other Short-term Borrowings	(2.8)	(0.6)	(3.4)
Other Interest-Bearing Liabilities	(0.2)	(0.1)	(0.3)
Total Change in Interest Expense	(2.8)	(16.2)	(19.0)
Change in Net Interest Income	$5.4	$4.6	$10.0
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $164.4 million for the three months ended June 30, 2025, an increase of $10.0 million or 6% compared to the same period in 2024. Our net interest margin was 3.11% for the three months ended June 30, 2025, an increase of 19 basis points from the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the three months ended June 30, 2025, compared to the same period in 2024. Deposit funding costs were $70.3 million for the three months ended June 30, 2025, a decrease of $15.3 million or 18% compared to the same period in 2024, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 2.09% for the three months ended June 30, 2025, a decrease of 49 basis points compared to the same period in 2024, primarily due to rate decreases. For the three months ended June 30, 2025, the average balance on our interest-bearing deposits in other banks was $1.3 billion, an increase of $503.4 million or 65% compared to the same period in 2024. The yield on our loan and lease portfolio was 5.44% for the three months ended June 30, 2025, a decrease of 23 basis points as compared to the same period in 2024, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the Secured Overnight Financing Rate (“SOFR”).

For the six months ended June 30, 2025 and 2024, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,224.3	$27.0	4.44%	$815.9	$22.1	5.45%
Available-for-Sale Investment Securities
Taxable	1,880.3	25.6	2.73	2,155.7	28.7	2.66
Non-Taxable	1.3	—	5.38	1.6	—	5.68
Held-to-Maturity Investment Securities
Taxable	3,131.8	26.8	1.71	3,387.3	29.0	1.71
Non-Taxable	597.7	7.0	2.36	603.2	7.9	2.65
Total Investment Securities	5,611.1	59.4	2.12	6,147.8	65.6	2.14
Loans Held for Sale	0.3	—	6.54	0.9	—	6.72
Loans and Leases(1)
Commercial and industrial	2,244.4	68.8	6.18	2,183.3	75.3	6.94
Commercial real estate	4,406.3	133.3	6.10	4,314.6	141.7	6.60
Construction	918.6	30.4	6.67	954.8	35.9	7.56
Residential:
Residential mortgage	4,127.1	81.2	3.93	4,246.7	82.1	3.87
Home equity line	1,152.1	26.4	4.62	1,168.1	24.7	4.24
Consumer	1,016.6	38.1	7.56	1,068.8	35.7	6.72
Lease financing	434.3	8.5	3.95	399.0	8.0	4.00
Total Loans and Leases	14,299.4	386.7	5.44	14,335.3	403.4	5.65
Other Earning Assets	33.3	0.8	5.20	64.9	1.8	5.64
Total Earning Assets(2)	21,168.4	473.9	4.50	21,364.8	492.9	4.63
Cash and Due from Banks	229.0			242.4
Other Assets	2,477.4			2,465.9
Total Assets	$23,874.8			$24,073.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,240.1	$42.2	1.36%	$6,030.1	$46.9	1.56%
Money Market	3,871.8	45.8	2.38	4,010.8	59.4	2.98
Time	3,353.5	54.0	3.25	3,304.8	63.5	3.86
Total Interest-Bearing Deposits	13,465.4	142.0	2.13	13,345.7	169.8	2.56
Other Short-Term Borrowings	250.0	5.2	4.22	500.0	11.9	4.79
Other Interest-Bearing Liabilities	24.1	0.6	4.65	35.6	0.9	5.36
Total Interest-Bearing Liabilities	13,739.5	147.8	2.17	13,881.3	182.6	2.65
Net Interest Income		$326.1			$310.3
Interest Rate Spread(3)			2.33%			1.98%
Net Interest Margin(4)			3.10%			2.91%
Noninterest-Bearing Demand Deposits	6,851.4			7,094.3
Other Liabilities	630.9			592.8
Stockholders' Equity	2,653.0			2,504.7
Total Liabilities and Stockholders' Equity	$23,874.8			$24,073.1
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $2.0 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the six months ended June 30, 2025 and 2024, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 6
	Six Months Ended June 30, 2025
	Compared to June 30, 2024
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$9.5	$(4.6)	$4.9
Available-for-Sale Investment Securities
Taxable	(3.8)	0.7	(3.1)
Held-to-Maturity Investment Securities
Taxable	(2.2)	—	(2.2)
Non-Taxable	(0.1)	(0.8)	(0.9)
Total Investment Securities	(6.1)	(0.1)	(6.2)
Loans and Leases
Commercial and industrial	2.0	(8.5)	(6.5)
Commercial real estate	2.8	(11.2)	(8.4)
Construction	(1.3)	(4.2)	(5.5)
Residential:
Residential mortgage	(2.2)	1.3	(0.9)
Home equity line	(0.3)	2.0	1.7
Consumer	(1.8)	4.2	2.4
Lease financing	0.6	(0.1)	0.5
Total Loans and Leases	(0.2)	(16.5)	(16.7)
Other Earning Assets	(0.8)	(0.2)	(1.0)
Total Change in Interest Income	2.4	(21.4)	(19.0)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	1.5	(6.2)	(4.7)
Money Market	(2.0)	(11.6)	(13.6)
Time	0.9	(10.4)	(9.5)
Total Interest-Bearing Deposits	0.4	(28.2)	(27.8)
Other Short-Term Borrowings	(5.4)	(1.3)	(6.7)
Other Interest-Bearing Liabilities	(0.2)	(0.1)	(0.3)
Total Change in Interest Expense	(5.2)	(29.6)	(34.8)
Change in Net Interest Income	$7.6	$8.2	$15.8
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $326.1 million for the six months ended June 30, 2025, an increase of $15.8 million or 5% compared to the same period in 2024. Our net interest margin was 3.10% for the six months ended June 30, 2025, an increase of 19 basis points from the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio and lower average balances on our investment securities portfolio during the six months ended June 30, 2025 compared to the same period in 2024. Deposit funding costs were $142.0 million for the six months ended June 30, 2025, a decrease of $27.8 million or 16% compared to the same period in 2024, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 2.13% for the six months ended June 30, 2025, a decrease of 43 basis points compared to the same period in 2024, primarily due to rate decreases. Total borrowing costs were $5.2 million for the six months ended June 30, 2025, a decrease of $6.7 million or 56% compared to the same period in 2024. During the third quarter of 2024, $500.0 million of FHLB advances matured and a new $250.0 million short-term FHLB advance was taken. For the six months ended June 30, 2025, the average balance on our interest-bearing deposits in other banks was $1.2 billion, an increase of $408.4 million or 50% compared to the same period in 2024. The yield on our loan and lease portfolio was 5.44% for the six months ended June 30, 2025, a decrease of 21 basis points as compared to the same period in 2024, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the SOFR. For the six months ended June 30, 2025, the average balance of our investment securities portfolio was $5.6 billion, a decrease of $536.7 million or 9% compared to the same period in 2024, primarily due to payments and maturities.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2024 at 8.50% and decreased 100 basis points (50 basis points in September and 25 basis points in both November and December) to end the year at 7.50%, where it remained as at the end of the second quarter of 2025. As noted above, our loan portfolio is also impacted by changes in the SOFR. At June 30, 2025, the one-month and three-month CME Term SOFR interest rates were 4.32% and 4.29%, respectively. At June 30, 2024, the one-month and three-month CME Term SOFR interest rates were 5.34% and 5.32%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2024 at 5.25% to 5.50% and decreased 100 basis points to end the year at 4.25% to 4.50%, where it remained as at the end of the second quarter of 2025. There continues to be uncertainty in the changing market and economic conditions, as a result of an increase in trade restrictions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment.

Provision for Credit Losses

The Provision was $4.5 million for the three months ended June 30, 2025, compared to a Provision of $1.8 million for the same period in 2024. The Provision of $4.5 million for the three months ended June 30, 2025, was primarily due to increases in the provision for commercial and industrial loans, home equity lines and construction loans and the provision for unfunded home equity line and commercial and industrial commitments. This was partially offset by decreases in the provision for residential mortgage loans, consumer loans and commercial real estate loans and the provision for unfunded construction commitments. We recorded net charge-offs of loans and leases of $3.3 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. This represented net charge-offs of 0.09% and 0.07% of average loans and leases, on an annualized basis, for the three months ended June 30, 2025 and 2024, respectively. The Provision was $15.0 million for the six months ended June 30, 2025, compared to a Provision of $8.1 million for the same period in 2024. The Provision of $15.0 million for the six months ended June 30, 2025, was primarily due to increases in the provision for consumer loans, commercial and industrial loans, home equity lines and construction loans and the provision for unfunded commercial and industrial, construction and commercial real estate commitments. This was partially offset by decreases in the provision for residential mortgage loans, commercial real estate loans and lease financing. We recorded net charge-offs of loans and leases of $7.1 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. This represented net charge-offs of 0.10% and 0.09% of average loans and leases, on an annualized basis, for the six months ended June 30, 2025 and 2024, respectively. The ACL was $167.8 million as of June 30, 2025, an increase of $7.4 million or 5% from December 31, 2024 and represented 1.17% of total outstanding loans and leases as of June 30, 2025, compared to 1.11% of total outstanding loans and leases as of December 31, 2024. The reserve for unfunded commitments was $33.3 million as of June 30, 2025, compared to $32.8 million as of December 31, 2024. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended June 30, 2025 and 2024 and Table 8 presents the major components of noninterest income for the six months ended June 30, 2025 and 2024:

Noninterest Income				Table 7
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2025	2024	Change	Change
Service charges on deposit accounts	$7,830	$7,793	$37	—%
Credit and debit card fees	15,913	15,861	52	—
Other service charges and fees	13,350	11,036	2,314	21
Trust and investment services income	9,154	9,426	(272)	(3)
Bank-owned life insurance	4,724	3,360	1,364	41
Other	2,987	4,292	(1,305)	(30)
Total noninterest income	$53,958	$51,768	$2,190	4%

Noninterest Income				Table 8
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2025	2024	Change	Change
Service charges on deposit accounts	$15,365	$15,339	$26	—%
Credit and debit card fees	30,387	32,034	(1,647)	(5)
Other service charges and fees	25,517	20,940	4,577	22
Trust and investment services income	18,524	19,780	(1,256)	(6)
Bank-owned life insurance	9,095	7,646	1,449	19
Investment securities gains, net	37	—	37	n/m
Other	5,510	7,400	(1,890)	(26)
Total noninterest income	$104,435	$103,139	$1,296	1%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the six months ended June 30, 2025 to the same period in 2024.

Total noninterest income was $54.0 million for the three months ended June 30, 2025, an increase of $2.2 million or 4% as compared to the same period in 2024. Total noninterest income was $104.4 million for the six months ended June 30, 2025, an increase of $1.3 million or 1% as compared to the same period in 2024.

Service charges on deposit accounts were $7.8 million for the three months ended June 30, 2025, a minimal change as compared to the same period in 2024. Service charges on deposit accounts were $15.4 million for the six months ended June 30, 2025, a minimal change as compared to the same period in 2024.

Credit and debit card fees were $15.9 million for the three months ended June 30, 2025, an increase of $0.1 million as compared to the same period in 2024. Credit and debit card fees were $30.4 million for the six months ended June 30, 2025, a decrease of $1.6 million or 5% as compared to the same period in 2024. This decrease was primarily due to a $2.5 million decrease in interchange settlement fees and a $0.3 million increase in network association dues, partially offset by a $1.3 million increase in merchant service revenues.

Other service charges and fees were $13.4 million for the three months ended June 30, 2025, an increase of $2.3 million or 21% as compared to the same period in 2024. This increase was primarily due to a $1.9 million increase in fees from annuities and securities and a $0.2 million increase in fees from standby letters of credit arrangements. Other service charges and fees were $25.5 million for the six months ended June 30, 2025, an increase of $4.6 million or 22% as compared to the same period in 2024. This increase was primarily due to a $4.1 million increase in fees from annuities and securities and a $0.5 million increase in fees from standby letters of credit arrangements.

Trust and investment services income was $9.2 million for the three months ended June 30, 2025, a decrease of $0.3 million or 3% as compared to the same period in 2024. Trust and investment services income was $18.5 million for the six months ended June 30, 2025, a decrease of $1.3 million or 6% as compared to the same period in 2024. This decrease was primarily due to a $1.9 million decrease in investment management fees, partially offset by a $0.3 million increase in business cash management fees.

BOLI income was $4.7 million for the three months ended June 30, 2025, an increase of $1.4 million or 41% as compared to the same period in 2024. This increase was primarily due to a $1.8 million increase in BOLI earnings, partially offset by a $0.4 million decrease in death benefit proceeds from life insurance policies. BOLI income was $9.1 million for the six months ended June 30, 2025, an increase of $1.4 million or 19% as compared to the same period in 2024. This increase was primarily due to a $1.5 million increase in BOLI earnings.

Other noninterest income was $3.0 million for the three months ended June 30, 2025, a decrease of $1.3 million or 30% as compared to the same period in 2024. This decrease was primarily due to a $1.5 million decrease in insurance proceeds received and a $0.5 million decrease in customer-related interest rate swap fees, partially offset by a $0.5 million decrease in net losses recognized in income related to derivative contracts and a $0.4 million increase in volume-based incentives. Other noninterest income was $5.5 million for the six months ended June 30, 2025, a decrease of $1.9 million or 26% as compared to the same period in 2024. This decrease was primarily due to a $3.5 million decrease in insurance proceeds received, partially offset by a $0.6 million decrease in net losses recognized in income related to derivative contracts and a $0.6 million increase in volume-based incentives.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended June 30, 2025 and 2024 and Table 10 presents the major components of noninterest expense for the three months ended June 30, 2025 and 2024:

Noninterest Expense				Table 9
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$59,501	$57,737	$1,764	3%
Contracted services and professional fees	15,997	16,067	(70)	—
Occupancy	7,934	7,377	557	8
Equipment	14,037	13,196	841	6
Regulatory assessment and fees	3,759	3,814	(55)	(1)
Advertising and marketing	2,035	1,765	270	15
Card rewards program	8,406	8,719	(313)	(4)
Other	13,270	13,411	(141)	(1)
Total noninterest expense	$124,939	$122,086	$2,853	2%

Noninterest Expense				Table 10
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$119,605	$116,999	$2,606	2%
Contracted services and professional fees	30,836	31,806	(970)	(3)
Occupancy	16,034	14,318	1,716	12
Equipment	27,908	26,609	1,299	5
Regulatory assessment and fees	7,582	11,934	(4,352)	(36)
Advertising and marketing	4,214	4,377	(163)	(4)
Card rewards program	16,325	17,227	(902)	(5)
Other	25,995	27,629	(1,634)	(6)
Total noninterest expense	$248,499	$250,899	$(2,400)	(1)%

Total noninterest expense was $124.9 million for the three months ended June 30, 2025, an increase of $2.9 million or 2% as compared to the same period in 2024. Total noninterest expense was $248.5 million for the six months ended June 30, 2025, a decrease of $2.4 million or 1% as compared to the same period in 2024.

Salaries and employee benefits expense was $59.5 million for the three months ended June 30, 2025, an increase of $1.8 million or 3% as compared to the same period in 2024. This increase was primarily due to a $1.6 million increase in incentive compensation, a $0.3 million increase in retirement plan expenses and a $0.3 million increase in base salaries and related payroll taxes, partially offset by a $0.6 million decrease in adjustments made to the deferred compensation plan as a result of market conditions. Salaries and employee benefits expense was $119.6 million for the six months ended June 30, 2025, an increase of $2.6 million or 2% as compared to the same period in 2024. This increase was primarily due to a $3.8 million increase in incentive compensation and a $0.7 million increase in retirement plan expenses, partially offset by a $0.5 million increase in payroll and benefit costs being deferred as loan origination costs, a $0.5 million decrease in state unemployment tax expense, a $0.4 million decrease in adjustments made to the deferred compensation plan as a result of market conditions and a $0.4 million decrease in base salaries and related payroll taxes.

Contracted services and professional fees were $16.0 million for the three months ended June 30, 2025, a decrease of $0.1 million as compared to the same period in 2024. Contracted services and professional fees were $30.8 million for the six months ended June 30, 2025, a decrease of $1.0 million or 3% as compared to the same period in 2024. This decrease was primarily due to a $0.8 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services and a $0.2 million decrease in audit, legal and consultant fees.

Occupancy expense was $7.9 million for the three months ended June 30, 2025, an increase of $0.6 million or 8% as compared to the same period in 2024. This increase was primarily due to a $0.4 million increase in building depreciation and a $0.3 million increase in building maintenance expense. Occupancy expense was $16.0 million for the six months ended June 30, 2025, an increase of $1.7 million or 12% as compared to the same period in 2024. This increase was primarily due to a $0.9 million increase in building depreciation, a $0.6 million increase in building maintenance expense and a $0.4 million decrease in net sublease rental income.

Equipment expense was $14.0 million for the three months ended June 30, 2025, an increase of $0.8 million or 6% as compared to the same period in 2024. This increase was primarily due to a $0.6 million increase in technology-related amortization and licensing and maintenance fees and a $0.2 million increase in furniture and equipment depreciation. Equipment expense was $27.9 million for the six months ended June 30, 2025, an increase of $1.3 million or 5% as compared to the same period in 2024. This increase was primarily due to a $1.1 million increase in technology-related amortization and licensing and maintenance fees and a $0.3 million increase in furniture and equipment depreciation.

Regulatory assessment and fees were $3.8 million for the three months ended June 30, 2025, a decrease of $0.1 million or 1% as compared to the same period in 2024. Regulatory assessment and fees were $7.6 million for the six months ended June 30, 2025, a decrease of $4.4 million or 36% as compared to the same period in 2024. This decrease was primarily due to a decrease in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. The Company estimated a related loss of $4.1 million, which was recorded in the first quarter of 2024. This estimate was later adjusted by $0.3 million in the third quarter of 2024 to bring the net loss related to the special assessment to $3.8 million for the nine months ended September 30, 2024.

Advertising and marketing expense was $2.0 million for the three months ended June 30, 2025, an increase of 0.3 million or 15% as compared to the same period in 2024. Advertising and marketing expense was $4.2 million for the six months ended June 30, 2025, a decrease of $0.2 million or 4% as compared to the same period in 2024.

Card rewards program expense was $8.4 million for the three months ended June 30, 2025, a decrease of $0.3 million or 4% as compared to the same period in 2024. Card rewards program expense was $16.3 million for the six months ended June 30, 2025, a decrease of $0.9 million or 5% as compared to the same period in 2024. This decrease was primarily due to a $0.6 million decrease in priority rewards card redemptions and a $0.6 million decrease in interchange fees paid to our credit card partners, partially offset by a $0.3 million increase in credit card cash reward redemptions.

Other noninterest expense was $13.3 million for the three months ended June 30, 2025, a decrease of $0.1 million or 1% as compared to the same period in 2024. Other noninterest expense was $26.0 million for the six months ended June 30, 2025, a decrease of $1.6 million or 6% as compared to the same period in 2024. This decrease was primarily due to a $2.3 million decrease in operational losses and other charge-offs and a $0.5 million decrease in costs associated with a fund acquired by the Company, partially offset by a $0.4 million increase in brokers fees, a $0.4 million increase in software amortization expense and a $0.3 million increase in travel expenses.

Provision for Income Taxes

The provision for income taxes was $14.9 million (an effective tax rate of 16.86%) for the three months ended June 30, 2025, compared with a provision for income taxes of $18.8 million (an effective tax rate of 23.30%) for the same period in 2024. The provision for income taxes was $32.6 million (an effective tax rate of 19.72%) for the six months ended June 30, 2025, compared with a provision for income taxes of $35.3 million (an effective tax rate of 23.30%) for the same period in 2024. The change in the effective tax rate was primarily due to the revaluation of the California deferred tax assets as of the beginning of the year due to the change in the California apportionment formula for banks.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and six months ended June 30, 2025 and 2024. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

Business Segment Net Income (Loss)				Table 11
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Retail Banking	$67,749	$58,219	$127,692	$114,364
Commercial Banking	30,770	30,925	59,026	57,593
Treasury and Other	(25,272)	(27,223)	(54,223)	(55,816)
Total	$73,247	$61,921	$132,495	$116,141

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

Net income for the Retail Banking segment was $67.7 million for the three months ended June 30, 2025, an increase of $9.5 million or 16% as compared to the same period in 2024. The increase in net income for the Retail Banking segment was primarily due to a $5.5 million increase in net interest income, a $2.9 million decrease in the provision for income taxes and a $1.5 million increase in noninterest income. The increase in net interest income was primarily due to higher deposit spreads and average balances and higher loan spreads. The decrease in the provision for income taxes was partially due to the allocation of the revaluation of the California deferred tax assets. The increase in noninterest income was primarily due to an increase in other service charges and fees.

Net income for the Retail Banking segment was $127.7 million for the six months ended June 30, 2025, an increase of $13.3 million or 12% as compared to the same period in 2024. The increase in net income for the Retail Banking segment was primarily due to a $7.4 million increase in net interest income, a $3.8 million decrease in noninterest expense, a $2.1 million increase in noninterest income and a $2.0 million decrease in the provision for income taxes, partially offset by a $1.9 million increase in the Provision. The increase in net interest income was primarily due to higher deposit spreads. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment and a decrease in regulatory assessment and fees. The increase in noninterest income was primarily due to an increase in other service charges and fees, partially offset by a decrease in trust and investment services income. The decrease in the provision for income taxes was partially due to the allocation of the revaluation of the California deferred tax assets. The increase in the Provision allocated to the Retail Banking segment was primarily due to increases in the provision for consumer loans, commercial and industrial loans, home equity lines and construction loans.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $30.8 million for the three months ended June 30, 2025, a decrease of $0.2 million or 1% as compared to the same period in 2024. The decrease in net income for the Commercial Banking segment was primarily due to a $5.6 million decrease in net interest income and a $0.7 million increase in the Provision, partially offset by a $3.1 million decrease in the provision for income taxes and a $2.6 million decrease in noninterest expense. The decrease in net interest income was primarily due to lower loan and lease spreads and lower deposit spreads. The increase in the Provision allocated to the Commercial Banking segment was primarily due to increases in the provision for commercial and industrial loans, home equity lines and construction loans. The decrease in the provision for income taxes was partially due to the allocation of the revaluation of the California deferred tax assets. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment.

Net income for the Commercial Banking segment was $59.0 million for the six months ended June 30, 2025, an increase of $1.4 million or 2% as compared to the same period in 2024. The increase in net income for the Commercial Banking segment was primarily due to an $8.5 million decrease in noninterest expense and a $3.4 million decrease in the provision for income taxes, partially offset by an $8.4 million decrease in net interest income and a $2.3 million increase in the Provision. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment and decreases in regulatory assessment and fees and card rewards program expenses. The decrease in the provision for income taxes was partially due to the allocation of the revaluation of the California deferred tax assets. The decrease in net interest income was primarily due to lower loan and lease spreads. The increase in the Provision allocated to the Commercial Banking segment was primarily due to increases in the provision for consumer loans, commercial and industrial loans, home equity lines and construction loans.

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

Net loss for the Treasury and Other segment was $25.3 million for the three months ended June 30, 2025, compared to a net loss of $27.2 million for the same period in 2024. The decrease in net loss for the Treasury and Other segment was primarily due to a $10.7 million decrease in net interest expense, partially offset by a $5.7 million increase in noninterest expense and a $2.0 million decrease in the benefit for income taxes, in addition to a Provision of nil for the three months ended June 30, 2025, compared to a negative Provision of $1.4 million for the same period in 2024. The decrease in net interest expense was primarily due to a decrease in interest expense from public deposits and borrowings, an increase in net transfer pricing credits that reside in the Treasury and Other segment and higher average balances on interest-bearing deposits in other banks, partially offset by lower average balances in investment securities. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and increases in salaries and employee benefits expense and occupancy expense. The decrease in the benefit for income taxes was partially due to the allocation of the revaluation of the California deferred tax assets. The increase in the Provision was primarily due to the increase in the provision for unfunded home equity line and commercial and industrial commitments.

Net loss for the Treasury and Other segment was $54.2 million for the six months ended June 30, 2025, compared to a net loss of $55.8 million for the same period in 2024. The decrease in net loss for the Treasury and Other segment was primarily due to a $17.8 million decrease in net interest expense, partially offset by a $9.9 million increase in noninterest expense, a Provision of $0.5 million for the six months ended June 30, 2025 compared to a negative Provision of $2.2 million for same period in 2024, in addition to a $2.7 million decrease in the benefit for income taxes and $1.0 million decrease in noninterest income. The decrease in net interest expense was primarily due to a decrease in interest expense from public deposits and borrowings and higher average balances on interest-bearing deposits in other banks, partially offset by lower average balances in investment securities. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and increases in salaries and employee benefits expense and occupancy expense, partially offset by decreases in operational losses and other charge-offs and regulatory assessment and fees. The increase in the Provision was primarily due to the increase in the provision for unfunded commercial and industrial, construction and commercial real estate commitments. The decrease in the benefit for income taxes was partially due to the allocation of the revaluation of the California deferred tax assets. The decrease in noninterest income was primarily due to a decrease in insurance proceeds received, partially offset by an increase in BOLI income and a decrease in net losses recognized in income related to derivative contracts.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of June 30, 2025 and December 31, 2024, cash and cash equivalents were $1.4 billion and $1.2 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.7 billion as of June 30, 2025, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.8 billion as of December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, we maintained additional liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of June 30, 2025, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.6 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.7 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of June 30, 2025, we have borrowing capacity of $2.7 billion from the FHLB and $3.4 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $18.8 billion and $19.0 billion as of June 30, 2025 and December 31, 2024, respectively, which represented 93% of our total deposits as of both June 30, 2025 and December 31, 2024. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $126.2 million and $98.7 million as of June 30, 2025 and December 31, 2024, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.2 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2025, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2025, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2025.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2025, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2025, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of June 30, 2025 and December 31, 2024:

Investment Securities		Table 12
	June 30,	December 31,
(dollars in thousands)	2025	2024
Government agency debt securities	$—	$8,147
Mortgage-backed securities:
Residential - Government agency	34,372	35,859
Residential - Government-sponsored enterprises	714,338	738,113
Commercial - Government agency	194,010	196,125
Commercial - Government-sponsored enterprises	43,913	44,908
Commercial - Non-agency	89,316	22,083
Collateralized mortgage obligations:
Government agency	383,987	397,124
Government-sponsored enterprises	298,652	310,682
Collateralized loan obligations	133,066	173,475
Total available-for-sale securities	$1,891,654	$1,926,516

Government agency debt securities	$47,692	$49,267
Mortgage-backed securities:
Residential - Government agency	39,037	40,888
Residential - Government-sponsored enterprises	89,907	92,573
Commercial - Government agency	30,779	31,009
Commercial - Government-sponsored enterprises	1,100,422	1,114,549
Collateralized mortgage obligations:
Government agency	863,939	907,565
Government-sponsored enterprises	1,432,249	1,500,212
Debt securities issued by states and political subdivisions	54,789	54,587
Total held-to-maturity securities	$3,658,814	$3,790,650

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of June 30, 2025:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of June 30, 2025
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$9.7	4.71%	$15.9	4.92%	$9.7	2.83%	$—	—%	$35.3	4.29%	$34.4
Residential - Government-sponsored enterprises(2)	—	—	680.8	1.42	105.9	4.73	—	—	786.7	1.86	714.3
Commercial - Government agency(2)	1.1	2.53	210.5	1.88	31.8	1.79	—	—	243.4	1.88	194.0
Commercial - Government-sponsored enterprises(2)	9.8	3.38	34.7	1.31	1.3	5.30	—	—	45.8	1.86	43.9
Commercial - Non-agency	—	—	74.8	6.14	—	—	14.0	5.90	88.8	6.10	89.3
Collateralized mortgage obligations(2):
Government agency	0.9	1.64	90.7	3.19	335.1	2.11	—	—	426.7	2.34	384.0
Government-sponsored enterprises	0.5	1.54	187.9	1.81	150.0	2.07	—	—	338.4	1.93	298.7
Collateralized loan obligations	—	—	6.0	6.41	126.8	6.09	—	—	132.8	6.11	133.1
Total available-for-sale securities as of June 30, 2025	$22.0	3.80%	$1,301.3	2.01%	$760.6	3.13%	$14.0	5.90%	$2,097.9	2.46%	$1,891.7
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$25.1	1.33%	$22.6	1.85%	$47.7	1.58%	$43.9
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	—	—	39.0	2.18	39.0	2.18	33.8
Residential - Government-sponsored enterprises	—	—	—	—	38.4	1.61	51.5	1.59	89.9	1.60	77.0
Commercial - Government agency	—	—	6.1	1.67	24.7	2.06	—	—	30.8	1.98	22.6
Commercial - Government-sponsored enterprises	—	—	389.6	1.54	472.6	2.07	238.2	2.69	1,100.4	2.02	975.9
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	771.7	1.42	92.2	1.34	863.9	1.41	763.6
Government-sponsored enterprises	—	—	187.2	1.80	1,151.5	1.47	93.6	1.63	1,432.3	1.52	1,264.0
Debt securities issued by state and political subdivisions	—	—	—	—	26.8	2.15	28.0	2.39	54.8	2.27	49.9
Total held-to-maturity securities as of June 30, 2025	$—	—%	$582.9	1.62%	$2,510.8	1.58%	$565.1	2.11%	$3,658.8	1.67%	$3,230.7
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.6 billion as of June 30, 2025, a decrease of $166.7 million or 3% compared to December 31, 2024. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of June 30, 2025, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.0 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.3 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $133.1 million in collateralized loan obligations, $47.7 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds) and $54.8 million in debt securities issued by states and political subdivisions.

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

Gross unrealized gains in our investment securities portfolio was $2.1 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively. Gross unrealized losses in our investment securities portfolio were $636.5 million and $792.7 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in unrealized loss was primarily due to lower market interest rates as of June 30, 2025, relative to December 31, 2024, resulting in a higher valuation. Additionally, the decrease in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2025, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of June 30, 2025, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both June 30, 2025 and December 31, 2024, we held $21.4 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of June 30, 2025 and December 31, 2024:

Loans and Leases		Table 14
	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,370,210	$2,247,428
Commercial real estate	4,411,585	4,463,992
Construction	884,306	918,326
Residential:
Residential mortgage	4,085,827	4,168,154
Home equity line	1,161,876	1,151,739
Total residential	5,247,703	5,319,893
Consumer	1,011,125	1,023,969
Lease financing	426,940	434,650
Total loans and leases	$14,351,869	$14,408,258

Total loans and leases were $14.4 billion as of June 30, 2025, a nominal decrease of less than 1% from December 31, 2024. The decrease in total loans and leases was primarily due to decreases in residential real estate loans, commercial real estate loans, construction loans, consumer loans and lease financing, partially offset by an increase in commercial and industrial loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.4 billion as of June 30, 2025, an increase of $122.8 million or 6% from December 31, 2024, primarily due to a $97.0 million increase in automobile dealer flooring balances.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.4 billion as of June 30, 2025, a decrease of $52.4 million or 1% from December 31, 2024.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $884.3 million as of June 30, 2025, a decrease of $34.0 million or 4% from December 31, 2024.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. Since our transition from the London Interbank Offered Rate (“LIBOR”) in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.2 billion as of June 30, 2025, a decrease of $72.2 million or 1% from December 31, 2024.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of June 30, 2025, a decrease of $12.8 million or 1% from December 31, 2024.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $426.9 million as of June 30, 2025, a decrease of $7.7 million or 2% from December 31, 2024.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of June 30, 2025 by rate type:

Loans and Leases by Rate Type									Table 15
	June 30, 2025
	Adjustable Rate
				CME			Hybrid	Fixed
(dollars in thousands)	Treasury	SOFR	Prime	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$26,706	$316,089	$864,508	$874,531	$2,081,834	$16,199	$272,177	$2,370,210
Commercial real estate	—	532,171	472,518	1,965,203	990,860	3,960,752	134,134	316,699	4,411,585
Construction	—	99,591	65,247	587,127	6,465	758,430	5,057	120,819	884,306
Residential:
Residential mortgage	2,649	119,905	15,381	68,297	71,981	278,213	633,924	3,173,690	4,085,827
Home equity line	—	—	868	—	—	868	943,493	217,515	1,161,876
Total residential	2,649	119,905	16,249	68,297	71,981	279,081	1,577,417	3,391,205	5,247,703
Consumer	890	1,500	336,145	—	992	339,527	500	671,098	1,011,125
Lease financing	—	—	—	—	—	—	—	426,940	426,940
Total loans and leases	$3,539	$779,873	$1,206,248	$3,485,135	$1,944,829	$7,419,624	$1,733,307	$5,198,938	$14,351,869

% by rate type at June 30, 2025	1%	5%	8%	24%	14%	52%	12%	36%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2025 and December 31, 2024:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$968,457	$1,266,577	$121,339	$13,837	$2,370,210
Commercial real estate	2,520,915	1,518,518	372,152	—	4,411,585
Construction	349,536	512,063	22,707	—	884,306
Residential:
Residential mortgage	3,931,491	2,603	151,733	—	4,085,827
Home equity line	1,115,257	4	46,615	—	1,161,876
Total residential	5,046,748	2,607	198,348	—	5,247,703
Consumer	661,799	36,754	309,369	3,203	1,011,125
Lease financing	246,775	167,352	12,813	—	426,940
Total Loans and Leases	$9,794,230	$3,503,871	$1,036,728	$17,040	$14,351,869
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$923,762	$1,205,251	$103,726	$14,689	$2,247,428
Commercial real estate	2,532,545	1,537,878	393,569	—	4,463,992
Construction	365,346	526,674	26,306	—	918,326
Residential:
Residential mortgage	4,017,261	2,631	148,262	—	4,168,154
Home equity line	1,106,228	259	45,252	—	1,151,739
Total residential	5,123,489	2,890	193,514	—	5,319,893
Consumer	672,202	36,956	311,281	3,530	1,023,969
Lease financing	236,827	181,904	15,919	—	434,650
Total Loans and Leases	$9,854,171	$3,491,553	$1,044,315	$18,219	$14,408,258
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of June 30, 2025:

Maturities for Loan and Lease Portfolio(1)					Table 18
	June 30, 2025
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$985,938	$1,062,308	$239,626	$82,338	$2,370,210
Commercial real estate	1,028,142	2,066,705	1,309,680	7,058	4,411,585
Construction	280,305	441,233	148,079	14,689	884,306
Residential:
Residential mortgage	11,390	42,421	397,008	3,635,008	4,085,827
Home equity line	19,278	99,403	90,087	953,108	1,161,876
Total residential	30,668	141,824	487,095	4,588,116	5,247,703
Consumer	120,331	696,164	194,630	—	1,011,125
Lease financing	25,869	199,602	92,990	108,479	426,940
Total Loans and Leases	$2,471,253	$4,607,836	$2,472,100	$4,800,680	$14,351,869

Total of loans and leases with:
Adjustable interest rates	$2,249,712	$3,459,548	$1,487,030	$223,334	$7,419,624
Hybrid interest rates	48,856	157,602	89,441	1,437,408	1,733,307
Fixed interest rates	172,685	990,686	895,629	3,139,938	5,198,938
Total Loans and Leases	$2,471,253	$4,607,836	$2,472,100	$4,800,680	$14,351,869
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2025 and December 31, 2024:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	June 30,	December 31,
(dollars in thousands)	2025	2024
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,184	$329
Commercial real estate	3,185	411
Construction	904	—
Total Commercial Loans	5,273	740
Residential Loans:
Residential mortgage	15,032	12,768
Home equity line	8,286	7,171
Total Residential Loans	23,318	19,939
Total Non-Accrual Loans and Leases	28,591	20,679
Total Non-Performing Assets	$28,591	$20,679

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$942	$1,432
Construction	—	536
Total Commercial Loans	942	1,968
Residential mortgage	309	1,317
Consumer	3,187	2,734
Total Accruing Loans and Leases Past Due 90 Days or More	$4,438	$6,019

Total Loans and Leases	$14,351,869	$14,408,258

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.20%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.20%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.23%	0.19%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the six months ended June 30, 2025 and 2024:

Non-Performing Assets		Table 20
	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Balance at beginning of period	$20,679	$18,595
Additions	13,554	3,859
Reductions
Payments	(3,692)	(2,570)
Return to accrual status	(1,554)	(1,774)
Sales of other real estate owned	—	(75)
Charge-offs/write-downs	(396)	(22)
Total Reductions	(5,642)	(4,441)
Balance at end of period	$28,591	$18,013

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

Total NPAs were $28.6 million as of June 30, 2025, an increase of $7.9 million or 38% from December 31, 2024. The ratio of our NPAs to total loans and leases and OREO was 0.20% and 0.14% as of June 30, 2025 and December 31, 2024, respectively.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2025, residential mortgage non-accrual loans were $15.0 million, an increase of $2.3 million or 18% from December 31, 2024. This increase was due to additions totaling $5.0 million, partially offset by payments of $1.5 million and returns to accrual status of $1.2 million. As of June 30, 2025, our residential mortgage non-accrual loans were comprised of 50 loans with a weighted average current LTV ratio of 50%.

As of June 30, 2025, home equity line non-accrual loans were $8.3 million, an increase of $1.1 million or 16% from December 31, 2024. This increase was due to additions totaling $3.1 million, partially offset by payments of $1.6 million,  returns to accrual status of $0.3 million and charge-offs of $0.1 million.

As of June 30, 2025, commercial real estate non-accrual loans were $3.2 million, an increase of $2.8 million from December 31, 2024. This increase was due to additions totaling $3.0 million, partially offset by payments of $0.2 million.

As of June 30, 2025, commercial and industrial non-accrual loans were $1.2 million, an increase of $0.9 million from December 31, 2024. This increase was due to additions totaling $1.2 million, partially offset by charge-offs of $0.3 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of both June 30, 2025 and December 31, 2024.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.4 million as of June 30, 2025, a decrease of $1.6 million or 26% from December 31, 2024. This decrease was due to decreases in residential mortgage loans of $1.0 million, construction loans of $0.5 million and commercial and industrial loans of $0.5 million, partially offset by an increase in consumer loans of $0.4 million that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$199,959	$194,649	$193,240	$192,138
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(688)	(677)	(2,147)	(1,586)
Lease financing	(82)	—	(82)	—
Total Commercial Loans	(770)	(677)	(2,229)	(1,586)
Home equity line	(16)	—	(30)	—
Consumer	(4,543)	(4,182)	(9,568)	(9,036)
Total Loans and Leases Charged-Off	(5,329)	(4,859)	(11,827)	(10,622)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	196	250	599	461
Commercial real estate	—	—	251	—
Total Commercial Loans	196	250	850	461
Residential Loans:
Residential mortgage	109	28	129	58
Home equity line	32	112	96	156
Total Residential Loans	141	140	225	214
Consumer	1,705	1,950	3,684	3,639
Total Recoveries on Loans and Leases Previously Charged-Off	2,042	2,340	4,759	4,314
Net Loans and Leases Charged-Off	(3,287)	(2,519)	(7,068)	(6,308)
Provision for Credit Losses	4,500	1,800	15,000	8,100
Balance at End of Period	$201,172	$193,930	$201,172	$193,930
Components:
Allowance for Credit Losses	$167,825	$160,517	$167,825	$160,517
Reserve for Unfunded Commitments	33,347	33,413	33,347	33,413
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$201,172	$193,930	$201,172	$193,930
Average Loans and Leases Outstanding	$14,288,918	$14,358,049	$14,299,400	$14,335,306
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.09%	0.07%	0.10%	0.09%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.17%	1.12%	1.17%	1.12%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	5.87x	8.91x	5.87x	8.91x
(1)	Annualized for the three and six months ended June 30, 2025 and 2024.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2025 and December 31, 2024:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	June 30, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,061	0.85%	16.51%
Commercial real estate	39,264	0.89	30.74
Construction	8,945	1.01	6.16
Lease financing	2,343	0.55	2.97
Total commercial	70,613	0.87	56.38
Residential mortgage	37,965	0.93	28.47
Home equity line	11,190	0.96	8.10
Total residential	49,155	0.94	36.57
Consumer	48,057	4.75	7.05
Total	$167,825	1.17%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$16,332	0.73%	15.60%
Commercial real estate	40,624	0.91	30.98
Construction	8,570	0.93	6.37
Lease financing	2,269	0.52	3.02
Total commercial	67,795	0.84	55.97
Residential mortgage	39,230	0.94	28.93
Home equity line	10,205	0.89	7.99
Total residential	49,435	0.93	36.92
Consumer	43,163	4.22	7.11
Total	$160,393	1.11%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and six months ended June 30, 2025 and 2024:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial and industrial	0.09%	0.08%	0.14%	0.10%
Commercial real estate	—	—	(0.01)	—
Construction	—	—	—	—
Lease financing	0.08	—	0.04	—
Total commercial	0.03	0.02	0.03	0.03
Residential mortgage	(0.01)	—	(0.01)	—
Home equity line	(0.01)	(0.04)	(0.01)	(0.03)
Total residential	(0.01)	(0.01)	(0.01)	(0.01)
Consumer	1.12	0.85	1.17	1.02
Total loans and leases	0.09%	0.07%	0.10%	0.09%
(1)	Annualized for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the ACL was $167.8 million or 1.17% of total loans and leases outstanding, compared with an ACL of $160.4 million or 1.11% of total loans and leases outstanding as of December 31, 2024. The reserve for unfunded commitments was $33.3 million as of June 30, 2025, compared to $32.8 million as of December 31, 2024.

Net charge-offs of loans and leases were $3.3 million or 0.09% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2025, compared to net charge-offs of $2.5 million or 0.07% for the three months ended June 30, 2024. Net charge-offs in our commercial lending portfolio were $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Net recoveries in our residential lending portfolio were $0.1 million for both the three months ended June 30, 2025 and 2024. Net charge-offs in our consumer lending portfolio were $2.8 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $7.1 million or 0.10% of total average loans and leases on an annualized basis, for the six months ended June 30, 2025, compared to $6.3 million or 0.09% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2024. Net charge-offs in our commercial lending portfolio were $1.4 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. Net recoveries in our residential lending portfolio were $0.2 million for both the six months ended June 30, 2025 and  2024. Net charge-offs in our consumer lending portfolio were $5.9 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of June 30, 2025 and December 31, 2024. Furthermore, as of June 30, 2025, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both June 30, 2025 and December 31, 2024. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and six months ended June 30, 2025. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $823.8 million as of June 30, 2025, a decrease of $8.2 million or 1% from December 31, 2024. The decrease in other assets was primarily due to decreases of $25.3 million in prepaid assets and $11.2 million in current tax receivables and deferred tax assets. This was partially offset by an increase of $25.9 million in low-income housing tax credit (“LIHTC”) investments.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of June 30, 2025 and December 31, 2024:

Deposits		Table 25
	June 30,	December 31,
(dollars in thousands)	2025	2024
U.S.:
Demand	$6,066,180	$6,169,833
Savings	5,700,316	5,498,043
Money Market	3,410,856	3,636,586
Time	2,982,181	2,878,968
Foreign(1):
Demand	778,252	805,315
Savings	519,485	523,321
Money Market	366,825	390,748
Time	407,324	419,402
Total Deposits(2)	$20,231,419	$20,322,216
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $0.9 billion as of June 30, 2025, an increase of $121.3 million or 16% compared to December 31, 2024.

Total deposits were $20.2 billion as of June 30, 2025, a decrease of $90.8 million from December 31, 2024. The decrease in deposit balances stemmed primarily from a $249.7 million decrease in non-public money market deposit balances and a $132.3 million decrease in non-public demand deposit balances. These decreases were partially offset by a $104.4 million increase in non-public savings deposit balances, a $94.1 million increase in public savings deposit balances, a $65.5 million increase in non-public time deposit balances and a $25.7 million increase in public time deposit balances.

As of June 30, 2025 and December 31, 2024, the amount of deposits that exceeded FDIC insurance limits were estimated to be $9.8 billion, or 48% of total deposits, and $9.9 billion, or 49% of total deposits, respectively. At June 30, 2025 and December 31, 2024, the Company had $0.9 billion and $0.8 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of June 30, 2025 and December 31, 2024, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.0 billion, or 44% of total deposits, and $9.2 billion, or 45% of total deposits, respectively. As of June 30, 2025 and December 31, 2024, deposit accounts above $250,000 were $11.5 billion and $11.6 billion, respectively. As of June 30, 2025 and December 31, 2024, deposit balances over $250,000 in corporate operating accounts were $2.0 billion and $2.1 billion, respectively.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of June 30, 2025:

Uninsured Time Deposits	Table 26
(dollars in thousands)	June 30, 2025
Three months or less	$634,561
Over three through six months	353,952
Over six through twelve months	270,326
Over twelve months	17,038
Total(1)	$1,275,877
(1)	Includes $182.7 million in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of June 30, 2025 and December 31, 2024, the Company’s short-term borrowings consisted of $250.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.16% maturing in September 2025.

As of June 30, 2025 and December 31, 2024, the Company had a remaining line of credit of $2.7 billion and $2.8 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both June 30, 2025 and December 31, 2024.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $84.9 million as of June 30, 2025, a decrease of $1.1 million or 1% from December 31, 2024. This decrease was due to payments of $4.1 million, offset by net periodic benefit costs for the six months ended June 30, 2025 of $3.0 million.

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

As of June 30, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since June 30, 2025 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 13.03% as of June 30, 2025, an increase of 23 basis points from December 31, 2024. The increase in CET1 was primarily due to earnings for the six months ended June 30, 2025 and a decrease in risk-weighted assets, partially offset by the dividends declared and paid to the Company’s stockholders and common stock repurchased.

FHI's Regulatory Capital		Table 27
	June 30,	December 31,
(dollars in thousands)	2025	2024
Stockholders' Equity	$2,694,545	$2,617,486
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(407,008)	(463,994)
Tax credit carryforward	1,025	2,050
Common Equity Tier 1 Capital and Tier 1 Capital	$2,105,036	$2,083,938
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	201,172	193,240
Total Capital	$2,306,208	$2,277,178
Risk-Weighted Assets	$16,155,181	$16,281,101

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.03%	12.80%
Tier 1 Capital Ratio	13.03%	12.80%
Total Capital Ratio	14.28%	13.99%
Tier 1 Leverage Ratio	9.12%	9.14%

Total stockholders’ equity was $2.7 billion as of June 30, 2025, an increase of $77.1 million or 3% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the period of $132.5 million and other comprehensive income, net of tax, of $57.0 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $65.5 million and common stock repurchased of $50.0 million during the six months ended June 30, 2025.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 2,016,521 shares at a total cost of $50.0 million during the six months ended June 30, 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In July 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on August 29, 2025 to shareholders of record at the close of business on August 18, 2025.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2025, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $392,000 at June 30, 2025. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the 12 months subsequent to June 30, 2025 and December 31, 2024, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of June 30, 2025 and December 31, 2024 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	June 30, 2025	December 31, 2024
Gradual Change in Interest Rates (basis points)
+200	3.6%	3.1%
+100	1.8	1.6
+50	0.9	0.8
(50)	(0.9)	(0.8)
(100)	(1.8)	(1.6)

Immediate Change in Interest Rates (basis points)
+200	6.5%	6.2%
+100	3.3	3.2
+50	1.7	1.6
(50)	(1.7)	(1.6)
(100)	(3.4)	(3.3)

The table above shows the effects of a simulation which estimates the effect of a gradual and immediate sustained parallel shift in the yield curve of −100, −50, +50, +100 and +200 basis points in market interest rates over a 12-month period on our net interest income.

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

Under the static balance sheet forecast as of June 30, 2025, our net interest income sensitivity profile is slightly higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2024. The sensitivity outcome described above is primarily due to the impact of holding a larger federal funds position as of June 30, 2025 as compared with December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
April 1, 2025 through April 30, 2025	-	$-	-	$75,000,010
May 1, 2025 through May 31, 2025	637,521	24.10	636,969	59,650,763
June 1, 2025 through June 30, 2025	405,207	23.82	405,207	50,000,033
Total	1,042,728	$23.99	1,042,176
(1)	Includes 552 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended June 30, 2025.
(2)	On January 29, 2025, the Company announced a stock repurchase program for up to $100 million of its outstanding common stock during 2025. As of June 30, 2025, $50.0 million remained of the $100 million total repurchase amount authorized under the stock repurchase program for 2025. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of future stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

10.1	First Hawaiian, Inc. 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 filed by First Hawaiian, Inc. on May 19, 2025 (File No. 333-287379))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2025		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer