Form 10-Q
period 2025-09-30
FIRST HAWAIIAN, INC.
filed 2025-11-03
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,719,585 shares of Common Stock, par value $0.01 per share, were outstanding as of October 24, 2025.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest income
Loans and lease financing	$196,441	$205,682	$581,936	$607,594
Available-for-sale investment securities	13,470	12,850	39,089	41,539
Held-to-maturity investment securities	15,920	16,937	48,866	52,305
Other	16,744	14,527	44,573	38,444
Total interest income	242,575	249,996	714,464	739,882
Interest expense
Deposits	70,851	87,500	212,849	257,252
Short-term borrowings	2,195	5,397	7,421	17,303
Other	198	392	754	1,342
Total interest expense	73,244	93,289	221,024	275,897
Net interest income	169,331	156,707	493,440	463,985
Provision for credit losses	4,500	7,400	19,500	15,500
Net interest income after provision for credit losses	164,831	149,307	473,940	448,485
Noninterest income
Service charges on deposit accounts	8,096	7,783	23,461	23,122
Credit and debit card fees	15,850	17,533	46,237	49,567
Other service charges and fees	13,807	11,790	39,324	32,730
Trust and investment services income	9,212	9,077	27,736	28,857
Bank-owned life insurance	6,314	4,502	15,409	12,148
Investment securities gains, net	—	—	37	—
Other	3,781	2,603	9,291	10,003
Total noninterest income	57,060	53,288	161,495	156,427
Noninterest expense
Salaries and employee benefits	61,533	59,563	181,138	176,562
Contracted services and professional fees	15,785	14,634	46,621	46,440
Occupancy	7,098	6,945	23,132	21,263
Equipment	13,834	13,078	41,742	39,687
Regulatory assessment and fees	3,294	3,412	10,876	15,346
Advertising and marketing	2,033	1,813	6,247	6,190
Card rewards program	8,694	8,678	25,019	25,905
Other	13,473	18,024	39,468	45,653
Total noninterest expense	125,744	126,147	374,243	377,046
Income before provision for income taxes	96,147	76,448	261,192	227,866
Provision for income taxes	22,307	14,956	54,857	50,233
Net income	$73,840	$61,492	$206,335	$177,633
Basic earnings per share	$0.59	$0.48	$1.65	$1.39
Diluted earnings per share	$0.59	$0.48	$1.64	$1.38
Basic weighted-average outstanding shares	124,267,090	127,886,167	125,282,792	127,820,737
Diluted weighted-average outstanding shares	124,970,898	128,504,035	125,977,271	128,362,433

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$73,840	$61,492	$206,335	$177,633
Other comprehensive income, net of tax:
Net change in investment securities	19,315	66,101	76,010	76,452
Net change in cash flow derivative hedges	(456)	373	(165)	1,100
Other comprehensive income	18,859	66,474	75,845	77,552
Total comprehensive income	$92,699	$127,966	$282,180	$255,185

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2025	2024
Assets
Cash and due from banks	$249,563	$258,057
Interest-bearing deposits in other banks	1,606,080	912,133
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,178,092 as of September 30, 2025 and $2,190,448 as of December 31, 2024)	1,986,717	1,926,516
Held-to-maturity, at amortized cost (fair value: $3,209,883 as of September 30, 2025 and $3,262,509 as of December 31, 2024)	3,594,188	3,790,650
Loans held for sale	468	—
Loans and leases	14,129,383	14,408,258
Less: allowance for credit losses	165,269	160,393
Net loans and leases	13,964,114	14,247,865

Premises and equipment, net	302,983	288,530
Accrued interest receivable	77,878	79,979
Bank-owned life insurance	507,950	491,890
Goodwill	995,492	995,492
Mortgage servicing rights	4,728	5,078
Other assets	808,567	831,996
Total assets	$24,098,728	$23,828,186
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,947,385	$13,347,068
Noninterest-bearing	6,782,172	6,975,148
Total deposits	20,729,557	20,322,216
Short-term borrowings	—	250,000
Retirement benefits payable	94,504	97,135
Other liabilities	540,746	541,349
Total liabilities	21,364,807	21,210,700

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,173,027 / 123,719,585 as of September 30, 2025; issued/outstanding: 141,748,847 / 126,422,898 as of December 31, 2024)	1,422	1,417
Additional paid-in capital	2,572,156	2,560,380
Retained earnings	1,041,573	934,048
Accumulated other comprehensive loss, net	(388,149)	(463,994)
Treasury stock (18,453,442 shares as of September 30, 2025 and 15,325,949 shares as of December 31, 2024)	(493,081)	(414,365)
Total stockholders' equity	2,733,921	2,617,486
Total liabilities and stockholders' equity	$24,098,728	$23,828,186

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of June 30, 2025	124,683,544	$1,422	$2,567,936	$1,000,997	$(407,008)	$(468,802)	$2,694,545
Net income	—	—	—	73,840	—	—	73,840
Cash dividends declared ($0.26 per share)	—	—	—	(32,308)	—	—	(32,308)
Common stock issued under Employee Stock Purchase Plan	—	—	130	—	—	—	130
Equity-based awards	—	—	4,090	(956)	—	—	3,134
Common stock repurchased	(963,959)	—	—	—	—	(24,041)	(24,041)
Stock repurchase excise tax	—	—	—	—	—	(238)	(238)
Other comprehensive income, net of tax	—	—	—	—	18,859	—	18,859
Balance as of September 30, 2025	123,719,585	$1,422	$2,572,156	$1,041,573	$(388,149)	$(493,081)	$2,733,921

	Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2024	126,422,898	$1,417	$2,560,380	$934,048	$(463,994)	$(414,365)	$2,617,486
Net income	—	—	—	206,335	—	—	206,335
Cash dividends declared ($0.78 per share)	—	—	—	(97,763)	—	—	(97,763)
Common stock issued under Employee Stock Purchase Plan	5,496	—	130	—	—	—	130
Equity-based awards	271,671	5	11,646	(1,047)	—	(4,011)	6,593
Common stock repurchased	(2,980,480)	—	—	—	—	(74,041)	(74,041)
Stock repurchase excise tax	—	—	—	—	—	(664)	(664)
Other comprehensive income, net of tax	—	—	—	—	75,845	—	75,845
Balance as of September 30, 2025	123,719,585	$1,422	$2,572,156	$1,041,573	$(388,149)	$(493,081)	$2,733,921

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$206,335	$177,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,500	15,500
Depreciation, amortization and accretion, net	25,625	28,570
Deferred income tax provision (benefit)	2,153	(1,224)
Stock-based compensation	11,651	9,771
Gain on property insurance proceeds	—	(2,559)
Other gains	(44)	(566)
Originations of loans held for sale	(13,589)	(28,866)
Proceeds from sales of loans held for sale	13,029	28,572
Net gains on investment securities	(37)	—
Premiums paid on cash flow hedges	(2,914)	—
Amortization of premiums on cash flow hedges	200	—
Change in assets and liabilities:
Net decrease (increase) in other assets	2,566	(46,511)
Net (decrease) increase in other liabilities	(34,300)	23,368
Net cash provided by operating activities	230,175	203,688
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	210,983	222,716
Proceeds from calls and sales	67,434	41,350
Purchases	(266,554)	—
Held-to-maturity securities:
Proceeds from maturities and principal repayments	218,516	216,595
Proceeds from calls	4,223	1,615
Other investments:
Proceeds from sales	14,684	14,926
Purchases	(19,833)	(28,064)
Loans:
Net decrease in loans and leases resulting from originations and principal repayments	306,744	120,579
Proceeds from sales of loans originated for investment	—	27,526
Purchases of loans	(33,797)	(18,012)
Proceeds from bank-owned life insurance	1,475	1,920
Purchases of bank-owned life insurance	(2,000)	—
Proceeds from property insurance	—	2,559
Purchases of premises, equipment and software	(26,879)	(17,419)
Proceeds from sales of other real estate owned	—	104
Net cash provided by investing activities	474,996	586,395
Cash flows from financing activities
Net increase (decrease) in deposits	407,341	(1,104,955)
Proceeds from short-term borrowings	—	250,000
Repayment of short-term borrowings	(250,000)	(500,000)
Dividends paid	(98,796)	(99,655)
Stock tendered for payment of withholding taxes	(4,011)	(2,699)
Proceeds from employee stock purchase plan	130	141
Common stock repurchased	(74,041)	—
Stock repurchase excise tax paid in current period	(341)	—
Net cash used in financing activities	(19,718)	(1,457,168)
Net increase (decrease) in cash and cash equivalents	685,453	(667,085)
Cash and cash equivalents at beginning of period	1,170,190	1,739,897
Cash and cash equivalents at end of period	$1,855,643	$1,072,812
Supplemental disclosures
Interest paid	$229,460	$280,018
Income taxes paid, net of income tax refunds	38,872	39,568
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	2,988	3,372
Transfers to loans held for sale from loans and leases	—	27,096
Obligation to fund low-income housing partnerships	46,953	56,640
Stock repurchase excise tax settled in subsequent period	664	—

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU intends to improve the operability of internal-use software accounting guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Under current accounting principles, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. With the removal of software development project stages, the amendments in this ASU require that an entity start capitalizing software costs when both of these conditions are met: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold,” which also takes into consideration whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”)). This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and application of the new guidance can be done prospectively, retrospectively, or through a modified prospective transition approach. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

Impact of Recent Tax Reforms

Recent California Tax Legislation

On June 27, 2025 (the “enactment date”), California Governor Newsom signed a bill mandating that financial institutions adopt a single-sales-factor apportionment formula for California state income and franchise tax purposes retroactively for tax years beginning January 1, 2025. The shift to a single-factor apportionment from a previously three-factor formula alters the calculation of California taxable income and changes the marginal tax rate used by the Company for its estimates of the income tax provision, deferred taxes, and other comprehensive income. The Company has elected a “Beginning-of-Year Approach” to reflect the change in tax legislation, resulting in adjustments that include a remeasurement of the beginning of the year deferred taxes at the new rate. This remeasurement adjustment is recognized as a discrete item in the period including the enactment date. As this legislation was enacted in the second quarter, during the three and six months ended June 30, 2025, the Company recorded a net $5.1 million income tax benefit as a result of these adjustments.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) and enacted into law a broad range of tax reform provisions affecting businesses, which include, but are not limited to, permanently extending and modifying certain key 2017 Tax Cuts and Jobs Act provisions and expanding, as well as accelerating the phase-out of, certain 2022 Inflation Reduction Act incentives. The Company is in the process of evaluating the impact that this new legislation may have on the Company’s financial position and results of operations, including but not limited to the reclassification of current and deferred income taxes due to the impact of bonus depreciation and domestic research and development (“R&D”) costs, as well as the future impact of any projected solar credits.

2. Investment Securities

As of September 30, 2025 and December 31, 2024, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2025 and December 31, 2024, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Government agency debt securities	$—	$—	$—	$—	$8,170	$—	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	32,641	279	(1,086)	31,834	37,473	—	(1,614)	35,859
Residential - Government-sponsored enterprises	840,130	1,564	(66,253)	775,441	840,836	—	(102,723)	738,113
Commercial - Government agency	239,479	—	(48,312)	191,167	249,348	—	(53,223)	196,125
Commercial - Government-sponsored enterprises	43,761	—	(1,548)	42,213	48,015	—	(3,107)	44,908
Commercial - Non-agency	120,793	641	(24)	121,410	22,000	83	—	22,083
Collateralized mortgage obligations:
Government agency	475,946	800	(40,455)	436,291	452,038	—	(54,914)	397,124
Government-sponsored enterprises	327,554	541	(37,675)	290,420	359,416	—	(48,734)	310,682
Collateralized loan obligations	97,788	153	—	97,941	173,152	323	—	173,475
Total available-for-sale securities	$2,178,092	$3,978	$(195,353)	$1,986,717	$2,190,448	$406	$(264,338)	$1,926,516

Government agency debt securities	$47,514	$—	$(3,557)	$43,957	$49,267	$—	$(5,398)	$43,869
Mortgage-backed securities:
Residential - Government agency	37,979	—	(4,802)	33,177	40,888	—	(6,579)	34,309
Residential - Government-sponsored enterprises	88,255	—	(11,393)	76,862	92,573	—	(14,854)	77,719
Commercial - Government agency	30,817	—	(7,910)	22,907	31,009	—	(8,666)	22,343
Commercial - Government-sponsored enterprises	1,094,959	225	(110,402)	984,782	1,114,549	201	(149,244)	965,506
Collateralized mortgage obligations:
Government agency	842,658	—	(92,792)	749,866	907,565	—	(126,020)	781,545
Government-sponsored enterprises	1,397,112	—	(149,497)	1,247,615	1,500,212	—	(210,721)	1,289,491
Debt securities issued by states and political subdivisions	54,894	—	(4,177)	50,717	54,587	—	(6,860)	47,727
Total held-to-maturity securities	$3,594,188	$225	$(384,530)	$3,209,883	$3,790,650	$201	$(528,342)	$3,262,509

Accrued interest receivable related to available-for-sale investment securities was $5.0 million and $5.6 million as of September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.6 million as of both September 30, 2025 and December 31, 2024. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls and sales of investment securities were $30.7 million and nil, respectively, for the three months ended September 30, 2025, and $71.6 million and nil, respectively, for the nine months ended September 30, 2025. Proceeds from calls and sales of investment securities were $9.2 million and nil, respectively, for the three months ended September 30, 2024 and $43.0 million and nil, respectively, for the nine months ended September 30, 2024. The Company recorded gross realized gains of nil and gross realized losses of nil for the three and nine months ended September 30, 2025 and 2024. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the three and nine months ended September 30, 2025 and 2024. Gains and losses realized on sales of securities are determined using the specific identification method.

Interest income from taxable investment securities was $26.3 million and $26.6 million, respectively, for the three months ended September 30, 2025 and 2024, and $78.7 million and $84.2 million, respectively, for the nine months ended September 30, 2025 and 2024. Interest income from non-taxable investment securities was $3.1 million and $3.2 million, respectively, for the three months ended September 30, 2025 and 2024, and $9.3 million and $9.6 million, respectively, for the nine months ended September 30, 2025 and 2024.

The amortized cost and fair value of debt securities issued by government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of September 30, 2025, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2025
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	78,662	79,248
Due after five years through ten years	93,938	94,091
Due after ten years	45,981	46,012
	218,581	219,351

Mortgage-backed securities:
Residential - Government agency	32,641	31,834
Residential - Government-sponsored enterprises	840,130	775,441
Commercial - Government agency	239,479	191,167
Commercial - Government-sponsored enterprises	43,761	42,213
Total mortgage-backed securities	1,156,011	1,040,655
Collateralized mortgage obligations:
Government agency	475,946	436,291
Government-sponsored enterprises	327,554	290,420
Total collateralized mortgage obligations	803,500	726,711
Total available-for-sale securities	$2,178,092	$1,986,717

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	51,958	48,993
Due after ten years	50,450	45,681
	102,408	94,674

Mortgage-backed securities:
Residential - Government agency	37,979	33,177
Residential - Government-sponsored enterprises	88,255	76,862
Commercial - Government agency	30,817	22,907
Commercial - Government-sponsored enterprises	1,094,959	984,782
Total mortgage-backed securities	1,252,010	1,117,728
Collateralized mortgage obligations:
Government agency	842,658	749,866
Government-sponsored enterprises	1,397,112	1,247,615
Total collateralized mortgage obligations	2,239,770	1,997,481
Total held-to-maturity securities	$3,594,188	$3,209,883

At September 30, 2025, pledged securities totaled $4.4 billion, of which $2.4 billion was pledged to secure borrowing capacity, $2.0 billion was pledged to secure public deposits and $49.5 million was pledged to secure other financial transactions. At December 31, 2024, pledged securities totaled $3.8 billion, of which $2.1 billion was pledged to secure borrowing capacity, $1.7 billion was pledged to secure public deposits and $19.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of September 30, 2025 and December 31, 2024.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 140 and 159 individual securities in each category have been in a continuous loss position as of September 30, 2025 and December 31, 2024, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,086)	$8,395	$(1,086)	$8,395
Residential - Government-sponsored enterprises	(233)	51,145	(66,020)	572,041	(66,253)	623,186
Commercial - Government agency	—	—	(48,312)	191,167	(48,312)	191,167
Commercial - Government-sponsored enterprises	—	—	(1,548)	42,213	(1,548)	42,213
Commercial - Non-agency	(24)	7,020	—	—	(24)	7,020
Collateralized mortgage obligations:
Government agency	(18)	16,203	(40,437)	292,492	(40,455)	308,695
Government-sponsored enterprises	—	—	(37,675)	236,744	(37,675)	236,744
Total available-for-sale securities with unrealized losses	$(275)	$74,368	$(195,078)	$1,343,052	$(195,353)	$1,417,420

	Time in Continuous Loss as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government agency debt securities	$—	$—	$(23)	$8,147	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	(154)	27,127	(1,460)	8,732	(1,614)	35,859
Residential - Government-sponsored enterprises	(2,997)	116,084	(99,726)	622,029	(102,723)	738,113
Commercial - Government agency	—	—	(53,223)	196,125	(53,223)	196,125
Commercial - Government-sponsored enterprises	—	—	(3,107)	44,908	(3,107)	44,908
Collateralized mortgage obligations:
Government agency	(712)	76,968	(54,202)	310,171	(54,914)	387,139
Government-sponsored enterprises	(912)	57,509	(47,822)	253,173	(48,734)	310,682
Total available-for-sale securities with unrealized losses	$(4,775)	$277,688	$(259,563)	$1,443,285	$(264,338)	$1,720,973

At September 30, 2025 and December 31, 2024, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of September 30, 2025 and December 31, 2024, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of September 30, 2025 and December 31, 2024, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and nine months ended September 30, 2025 and for the year ended December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. For investment securities issued by the U.S. Government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations, debt securities issued by local state and political subdivisions and non-agency commercial mortgage-backed securities, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of September 30, 2025 or December 31, 2024.

3. Loans and Leases

As of September 30, 2025 and December 31, 2024, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,027,504	$2,247,428
Commercial real estate	4,513,706	4,463,992
Construction	881,462	918,326
Residential:
Residential mortgage	4,077,946	4,168,154
Home equity line	1,170,822	1,151,739
Total residential	5,248,768	5,319,893
Consumer	1,013,663	1,023,969
Lease financing	444,280	434,650
Total loans and leases	$14,129,383	$14,408,258

Outstanding loan balances are reported net of deferred loan costs and fees of $54.4 million and $53.2 million at September 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable related to loans and leases was $66.2 million and $67.7 million as of September 30, 2025 and December 31, 2024, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of September 30, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2024, residential real estate loans and commercial real estate loans totaling $5.0 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.6 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4.6 million and $5.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company’s methodology is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2025.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,061	$39,264	$8,945	$2,343	$37,965	$11,190	$48,057	$167,825
Charge-offs	(1,106)	—	—	(580)	—	—	(4,719)	(6,405)
Recoveries	410	—	—	—	14	26	1,749	2,199
Provision (benefit)	(281)	(424)	(557)	752	(248)	168	2,240	1,650
Balance at end of period	$19,084	$38,840	$8,388	$2,515	$37,731	$11,384	$47,327	$165,269

	Nine Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(3,253)	—	—	(662)	—	(30)	(14,287)	(18,232)
Recoveries	1,009	251	—	—	143	122	5,433	6,958
Provision (benefit)	4,996	(2,035)	(182)	908	(1,642)	1,087	13,018	16,150
Balance at end of period	$19,084	$38,840	$8,388	$2,515	$37,731	$11,384	$47,327	$165,269

	Three Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,713	$44,412	$9,331	$2,352	$46,152	$9,183	$34,374	$160,517
Charge-offs	(1,178)	(400)	—	—	—	—	(4,192)	(5,770)
Recoveries	160	—	—	—	31	86	1,560	1,837
Provision (benefit)	(470)	1	481	(62)	(3,287)	1,268	9,185	7,116
Balance at end of period	$13,225	$44,013	$9,812	$2,290	$42,896	$10,537	$40,927	$163,700

	Nine Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(2,764)	(400)	—	—	—	—	(13,228)	(16,392)
Recoveries	621	—	—	—	89	242	5,199	6,151
Provision (benefit)	412	469	(580)	536	5,927	(1,433)	12,077	17,408
Balance at end of period	$13,225	$44,013	$9,812	$2,290	$42,896	$10,537	$40,927	$163,700

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,492	$1,003	$7,403	$—	$21	$16,405	$23	$33,347
Provision (benefit)	(383)	106	2,474	—	16	624	13	2,850
Balance at end of period	$8,109	$1,109	$9,877	$—	$37	$17,029	$36	$36,197

	Nine Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision (benefit)	(3)	106	2,059	—	34	1,136	18	3,350
Balance at end of period	$8,109	$1,109	$9,877	$—	$37	$17,029	$36	$36,197

	Three Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,947	$1,435	$7,122	$—	$8	$16,879	$22	$33,413
Provision (benefit)	104	(262)	643	—	14	(240)	25	284
Balance at end of period	$8,051	$1,173	$7,765	$—	$22	$16,639	$47	$33,697

	Nine Months Ended September 30, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision (benefit)	(1,065)	(614)	(283)	—	(2)	50	6	(1,908)
Balance at end of period	$8,051	$1,173	$7,765	$—	$22	$16,639	$47	$33,697

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of September 30, 2025 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$164,270	$126,437	$58,184	$113,813	$154,746	$235,902	$986,942	$13,454	$1,853,748
Special Mention	369	873	1,975	1,552	460	951	4,901	—	11,081
Substandard	522	—	553	10,315	29	21,031	46,247	—	78,697
Other (1)	14,325	10,217	5,859	4,180	1,493	1,370	46,534	—	83,978
Total Commercial and Industrial	179,486	137,527	66,571	129,860	156,728	259,254	1,084,624	13,454	2,027,504
Current period gross charge-offs	1	60	224	528	356	2,054	30	—	3,253

Commercial Real Estate
Risk rating:
Pass	487,374	289,898	374,448	768,901	680,910	1,622,149	77,525	7,513	4,308,718
Special Mention	—	3,336	1,675	45,579	41,394	20,943	11,007	—	123,934
Substandard	—	5,581	535	57,334	999	15,776	704	—	80,929
Other (1)	—	—	—	—	—	125	—	—	125
Total Commercial Real Estate	487,374	298,815	376,658	871,814	723,303	1,658,993	89,236	7,513	4,513,706
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	40,387	174,819	211,886	234,984	88,827	47,257	23,417	—	821,577
Special Mention	—	—	—	27,965	—	130	—	—	28,095
Substandard	—	—	—	—	—	904	—	—	904
Other (1)	4,934	12,062	5,738	4,712	948	1,801	691	—	30,886
Total Construction	45,321	186,881	217,624	267,661	89,775	50,092	24,108	—	881,462
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	106,920	83,244	94,376	47,063	11,403	95,610	—	—	438,616
Special Mention	—	—	191	—	143	—	—	—	334
Substandard	—	4,643	448	239	—	—	—	—	5,330
Total Lease Financing	106,920	87,887	95,015	47,302	11,546	95,610	—	—	444,280
Current period gross charge-offs	—	662	—	—	—	—	—	—	662

Total Commercial Lending	$819,101	$711,110	$755,868	$1,316,637	$981,352	$2,063,949	$1,197,968	$20,967	$7,866,952
Current period gross charge-offs	$1	$722	$224	$528	$356	$2,054	$30	$—	$3,915

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$118,602	$153,379	$183,019	$464,813	$890,038	$1,508,771	$—	$—	$3,318,622
680 - 739	14,318	17,797	23,479	59,890	110,055	185,858	—	—	411,397
620 - 679	3,292	4,078	4,988	23,155	17,763	45,190	—	—	98,466
550 - 619	—	289	443	3,898	7,554	17,861	—	—	30,045
Less than 550	—	156	1,151	3,606	4,591	8,836	—	—	18,340
No Score (3)	6,473	5,108	5,734	16,590	9,678	45,548	—	—	89,131
Other (2)	17,616	7,820	11,721	15,836	13,834	33,405	11,713	—	111,945
Total Residential Mortgage	160,301	188,627	230,535	587,788	1,053,513	1,845,469	11,713	—	4,077,946
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	932,699	1,276	933,975
680 - 739	—	—	—	—	—	—	173,826	1,405	175,231
620 - 679	—	—	—	—	—	—	36,242	643	36,885
550 - 619	—	—	—	—	—	—	14,408	538	14,946
Less than 550	—	—	—	—	—	—	8,653	391	9,044
No Score (3)	—	—	—	—	—	—	741	—	741
Total Home Equity Line	—	—	—	—	—	—	1,166,569	4,253	1,170,822
Current period gross charge-offs	—	—	—	—	—	—	30	—	30

Total Residential Lending	$160,301	$188,627	$230,535	$587,788	$1,053,513	$1,845,469	$1,178,282	$4,253	$5,248,768
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30

Consumer Lending
FICO:
740 and greater	84,749	70,671	47,226	57,234	25,525	6,915	97,360	110	389,790
680 - 739	65,723	53,325	32,726	28,693	12,675	4,404	84,865	509	282,920
620 - 679	33,601	22,847	12,376	13,283	6,706	3,470	49,756	874	142,913
550 - 619	6,331	9,720	6,752	8,322	4,309	2,776	16,575	798	55,583
Less than 550	1,409	4,204	3,925	4,272	2,226	1,571	5,203	574	23,384
No Score (3)	842	13	47	12	—	23	37,625	170	38,732
Other (2)	3,552	—	600	—	565	1,020	74,604	—	80,341
Total Consumer Lending	$196,207	$160,780	$103,652	$111,816	$52,006	$20,179	$365,988	$3,035	$1,013,663
Current period gross charge-offs	$389	$1,922	$1,392	$1,272	$674	$1,804	$6,223	$611	$14,287

Total Loans and Leases	$1,175,609	$1,060,517	$1,090,055	$2,016,241	$2,086,871	$3,929,597	$2,742,238	$28,255	$14,129,383
Current period gross charge-offs	$390	$2,644	$1,616	$1,800	$1,030	$3,858	$6,283	$611	$18,232
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of September 30, 2025, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of September 30, 2025, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Doubtful or Loss as of both September 30, 2025 and December 31, 2024.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of September 30, 2025 and December 31, 2024, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	September 30, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,080	$734	$633	$2,447	$2,025,057	$2,027,504	$633
Commercial real estate	1,672	—	436	2,108	4,511,598	4,513,706	—
Construction	—	485	2,967	3,452	878,010	881,462	2,063
Lease financing	—	—	169	169	444,111	444,280	—
Residential mortgage	12,897	6,211	8,443	27,551	4,050,395	4,077,946	627
Home equity line	5,431	1,479	3,512	10,422	1,160,400	1,170,822	—
Consumer	11,539	3,113	3,166	17,818	995,845	1,013,663	2,566
Total	$32,619	$12,022	$19,326	$63,967	$14,065,416	$14,129,383	$5,889

	December 31, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,481	$563	$1,595	$3,639	$2,243,789	$2,247,428	$1,432
Commercial real estate	—	—	153	153	4,463,839	4,463,992	—
Construction	434	1,179	536	2,149	916,177	918,326	536
Lease financing	—	—	—	—	434,650	434,650	—
Residential mortgage	19,971	7,478	9,392	36,841	4,131,313	4,168,154	1,317
Home equity line	5,647	972	3,945	10,564	1,141,175	1,151,739	—
Consumer	17,591	3,946	2,734	24,271	999,698	1,023,969	2,734
Total	$45,124	$14,138	$18,355	$77,617	$14,330,641	$14,408,258	$6,019

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

The amortized cost basis of loans and leases on nonaccrual status as of September 30, 2025 and December 31, 2024 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$1,084
Commercial real estate	2,473	3,089
Construction	904	904
Lease financing	—	169
Residential mortgage	7,630	16,702
Home equity line	—	8,385
Consumer	—	600
Total Nonaccrual Loans and Leases	$11,007	$30,933

	December 31, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$329
Commercial real estate	—	411
Residential mortgage	4,495	12,768
Home equity line	501	7,171
Total Nonaccrual Loans and Leases	$4,996	$20,679

For the three and nine months ended September 30, 2025, the Company recognized interest income of $0.6 million and $1.3 million, respectively on nonaccrual loans and leases. For the three and nine months ended September 30, 2024, the Company recognized interest income of $0.3 million and $0.8 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and nine months ended September 30, 2025, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2024, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $0.8 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2025 and December 31, 2024, the amortized cost basis of collateral-dependent loans were $53.5 million and $39.1 million, respectively. As of September 30, 2025 and December 31, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of September 30, 2025 and 2024, related to loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024, respectively:

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$293	0.03%		$1,213	0.12%
Total	$293	n/m	%	$1,213	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$416	0.04%		$1,384	0.13%
Total	$416	n/m	%	$1,384	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$86	n/m	%	$8,380	0.41%
Commercial real estate	—	—		716	0.02
Construction	—	—		904	0.10
Residential mortgage	—	—		1,049	0.03
Consumer	541	0.05		601	0.06
Total	$627	n/m	%	$11,650	0.08%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period

	Term Extension
	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$115	n/m	%	$371	0.02%
Commercial real estate	705	0.02		1,873	0.04
Residential mortgage	—	—		1,077	0.03
Consumer	90	n/m		213	0.02
Total	$910	n/m	%	$3,534	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%		$999	0.02%
Residential mortgage	475	0.01		1,673	0.04
Total	$475	n/m	%	$2,672	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Residential mortgage	$—	—%	$1,062	0.03%
Total	$—	—%	$1,062	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Consumer	Reduced weighted-average contractual interest rate by 13.44%.	Reduced weighted-average contractual interest rate by 13.10%.

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Consumer	Reduced weighted-average contractual interest rate by 13.41%.	Reduced weighted-average contractual interest rate by 13.53%.

Term Extension
Financial Effect
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial and industrial	Added a weighted-average 4.8 years to the life of loans.	Added a weighted-average 0.7 years to the life of loans.
Commercial real estate	—	Added a weighted-average 0.4 years to the life of loans.
Construction	—	Added a weighted-average 0.3 years to the life of loans.
Residential mortgage	—	Added a weighted-average 0.3 years to the life of loans.
Consumer	Added a weighted-average 0.5 years to the life of loans.	Added a weighted-average 0.9 years to the life of loans.

Term Extension
Financial Effect
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commercial and industrial	Added a weighted-average 5.0 years to the life of loans.	Added a weighted-average 4.3 years to the life of loans.
Commercial real estate	Added a weighted-average 0.4 years to the life of loans.	Added a weighted-average 0.8 years to the life of loans.
Residential mortgage	—	Added a weighted-average 0.8 years to the life of loans.
Consumer	Added a weighted-average 5.0 years to the life of loans.	Added a weighted-average 4.5 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial real estate	—	Deferred an average of $209 thousand in loan payments.
Residential mortgage	Deferred an average of $26 thousand in loan payments.	Deferred an average of $54 thousand in loan payments.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Residential mortgage	—	Deferred an average of $172 thousand in loan payments.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of September 30, 2025 and 2024, of loans that had a payment default during the three and nine months ended September 30, 2025 and 2024, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial and industrial	$—	$522	$—	$630	$—
Construction	—	—	—	904	—
Residential mortgage	—	—	—	299	557
Consumer	258	16	445	22	—
Total	$258	$538	$445	$1,855	$557
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$122	$—	$122
Residential mortgage	—	323	—	323
Consumer	452	24	584	24
Total	$452	$469	$584	$469
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of September 30, 2025 and 2024, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	September 30, 2025
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$8,465	$8,465
Commercial real estate	—	—	—	—	1,715	1,715
Construction	—	—	904	904	—	904
Residential mortgage	—	—	299	299	3,450	3,749
Consumer	143	71	64	278	1,701	1,979
Total	$143	$71	$1,267	$1,481	$15,331	$16,812

	September 30, 2024
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$371	$371
Commercial real estate	—	—	—	—	2,308	2,308
Residential mortgage	—	323	—	323	1,816	2,139
Consumer	141	102	79	322	1,544	1,866
Total	$141	$425	$79	$645	$6,039	$6,684

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.3 billion and $6.0 billion as of September 30, 2025 and December 31, 2024, respectively. Of the $6.3 billion at September 30, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the nine months ended September 30, 2025. Of the $6.0 billion at December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2024.

Foreclosed Property

As of both September 30, 2025 and December 31, 2024, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2025 and 2024, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of nil and $81.7 million were transferred into new policies during the three and nine months ended September 30, 2025, respectively. No gain or loss was recognized as part of these exchanges. Cash surrender value of $5.5 million and $185.8 million were transferred into new policies during the three and nine months ended September 30, 2024, respectively. No gain or loss was recognized as part of these exchanges.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which were $1.1 billion and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and was $0.7 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of mortgage servicing rights (“MSRs”) were $0.1 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$673
One to two years	596
Two to three years	528
Three to four years	469
Four to five years	416

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Gross carrying amount	$70,050	$69,903
Less: accumulated amortization	65,322	64,825
Net carrying value	$4,728	$5,078

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$4,828	$5,395	$5,078	$5,699
Originations	44	99	147	292
Amortization	(144)	(258)	(497)	(755)
Balance at end of period	$4,728	$5,236	$4,728	$5,236
Fair value of amortized MSRs at beginning of period	$13,042	$14,094	$13,404	$14,308
Fair value of amortized MSRs at end of period	$12,554	$13,258	$12,554	$13,258

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and nine months ended September 30, 2025 and 2024.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.30%	-	6.91%	6.78%	6.99%	-	11.77%	7.16%
Life in years (of the MSR)	6.24	-	7.15	6.99	4.14	-	7.02	6.94
Weighted-average coupon rate	3.76%	-	4.11%	3.83%	3.71%	-	5.66%	3.80%
Discount rate	10.36%	-	10.45%	10.40%	10.35%	-	10.94%	10.40%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $259.6 million and $235.5 million in affordable housing and other tax credit investment partnership interests as of September 30, 2025 and December 31, 2024, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $7.6 million and $7.5 million during the three months ended September 30, 2025 and 2024, respectively, and $22.8 million during both the nine months ended September 30, 2025 and 2024. The affordable housing tax credits and other benefits recognized were $9.6 million during both the three months ended September 30, 2025 and 2024, and $28.9 million during both the nine months ended September 30, 2025 and 2024, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $129.4 million and $98.7 million as of September 30, 2025 and December 31, 2024, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Public deposits	$1,955,888	$1,729,131
Federal Home Loan Bank	4,860,950	4,959,298
Federal Reserve Bank	4,003,661	3,605,233
Interest rate derivatives	—	385
Total	$10,820,499	$10,294,047

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of September 30, 2025 and December 31, 2024. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2025 and December 31, 2024, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
U.S.:
Interest-bearing	$12,589,186	$12,013,597
Noninterest-bearing	6,000,377	6,169,833
Foreign:
Interest-bearing	1,358,199	1,333,471
Noninterest-bearing	781,795	805,315
Total deposits	$20,729,557	$20,322,216

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2025:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$657,923	$602,166	$1,260,089
Over three through six months	794,915	582,146	1,377,061
Over six through twelve months	432,292	228,594	660,886
One to two years	24,487	5,007	29,494
Two to three years	18,059	4,169	22,228
Three to four years	13,519	6,760	20,279
Four to five years	9,285	1,110	10,395
Thereafter	178	1,025	1,203
Total	$1,950,658	$1,430,977	$3,381,635

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.9 million as of both September 30, 2025 and December 31, 2024.

8. Short-Term Borrowings

At September 30, 2025 and December 31, 2024, short-term borrowings were comprised of the following:

(dollars in thousands)	September 30, 2025	December 31, 2024
Short-term FHLB fixed-rate advances(1)	$—	$250,000
Total short-term borrowings	$—	$250,000
(1)	Interest is payable monthly.

As of September 30, 2025, the Company held no short-term borrowings. As of December 31, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% that matured in September 2025.

As of September 30, 2025 and December 31, 2024, the Company had a remaining line of credit of $3.0 billion and $2.8 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had an undrawn line of credit of  $3.4 billion and $3.0 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both September 30, 2025 and December 31, 2024. See “Note 6. Transfers of Financial Assets” for more information.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at September 30,	—%	4.16%
Highest month-end balance	$250,000	$500,000
Average outstanding balance	$235,348	$483,577
Weighted-average interest rate paid	4.22%	4.78%

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

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2025	$(555,078)	$148,070	$(407,008)
Three months ended September 30, 2025
Investment securities:
Unrealized net gains arising during the period	14,877	(3,969)	10,908
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,464	(3,057)	8,407
Net change in investment securities	26,341	(7,026)	19,315
Cash flow derivative hedges:
Unrealized net losses arising during the period	(156)	40	(116)
Amounts excluded from the assessment of hedge effectiveness	(467)	127	(340)
Net change in cash flow derivative hedges	(623)	167	(456)
Other comprehensive income	25,718	(6,859)	18,859
Accumulated other comprehensive loss at September 30, 2025	$(529,360)	$141,211	$(388,149)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Nine months ended September 30, 2025
Investment securities:
Unrealized net gains arising during the period	72,594	(19,364)	53,230
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	31,103	(8,296)	22,807
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	103,660	(27,650)	76,010
Cash flow derivative hedges:
Unrealized net gains arising during the period	193	(53)	140
Amounts excluded from the assessment of hedge effectiveness	(420)	115	(305)
Net change in cash flow derivative hedges	(227)	62	(165)
Other comprehensive income	103,433	(27,588)	75,845
Accumulated other comprehensive loss at September 30, 2025	$(529,360)	$141,211	$(388,149)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2024	$(707,992)	$188,860	$(519,132)
Three months ended September 30, 2024
Investment securities:
Unrealized net gains arising during the period	76,226	(20,333)	55,893
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	13,922	(3,714)	10,208
Net change in investment securities	90,148	(24,047)	66,101
Cash flow derivative hedges:
Unrealized net gains arising during the period	501	(133)	368
Reclassification of net losses included in net income	7	(2)	5
Net change in cash flow derivative hedges	508	(135)	373
Other comprehensive income	90,656	(24,182)	66,474
Accumulated other comprehensive loss at September 30, 2024	$(617,336)	$164,678	$(452,658)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Nine months ended September 30, 2024
Investment securities:
Unrealized net gains arising during the period	68,517	(18,277)	50,240
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	35,747	(9,535)	26,212
Net change in investment securities	104,264	(27,812)	76,452
Cash flow derivative hedges:
Unrealized net losses arising during the period	(325)	87	(238)
Reclassification of net losses included in net income	1,825	(487)	1,338
Net change in cash flow derivative hedges	1,500	(400)	1,100
Other comprehensive income	105,764	(28,212)	77,552
Accumulated other comprehensive loss at September 30, 2024	$(617,336)	$164,678	$(452,658)

The following table summarizes changes in accumulated other comprehensive loss, net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended September 30, 2025
Balance at beginning of period	$(1,879)	$(151,234)	$(254,101)	$206	$(407,008)
Other comprehensive income (loss)	—	10,908	8,407	(456)	18,859
Balance at end of period	$(1,879)	$(140,326)	$(245,694)	$(250)	$(388,149)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive income (loss)	—	53,203	22,807	(165)	75,845
Balance at end of period	$(1,879)	$(140,326)	$(245,694)	$(250)	$(388,149)

Three Months Ended September 30, 2024
Balance at beginning of period	$(5,373)	$(228,076)	$(285,607)	$(76)	$(519,132)
Other comprehensive income	—	55,893	10,208	373	66,474
Balance at end of period	$(5,373)	$(172,183)	$(275,399)	$297	$(452,658)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive income	—	50,240	26,212	1,100	77,552
Balance at end of period	$(5,373)	$(172,183)	$(275,399)	$297	$(452,658)

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

The table below sets forth those ratios at September 30, 2025 and December 31, 2024:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,125,068	13.24%	$2,112,938	13.16%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,125,068	13.24%	2,112,938	13.16%	6.00%	8.00%
Total capital to risk-weighted assets	2,325,664	14.49%	2,313,572	14.41%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,125,068	9.16%	2,112,938	9.11%	4.00%	5.00%

December 31, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,083,938	12.80%	$2,070,403	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,083,938	12.80%	2,070,403	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,277,178	13.99%	2,263,643	13.90%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,083,938	9.14%	2,070,403	9.08%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2025, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2025, to change the capital adequacy category of the Company or the Bank.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 2,980,480 shares at a total cost of $74.0 million during the nine months ended September 30, 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on November 28, 2025 to shareholders of record at the close of business on November 17, 2025.

11. Derivative Financial Instruments

The Company enters into derivative contracts primarily to manage its interest rate risk, as well as for customer accommodation purposes. Derivatives used for risk management purposes consist of interest rate floors, swaps, and collars that are designated as either a fair value hedge or a cash flow hedge. The derivatives are recognized on the unaudited interim consolidated balance sheets as either assets or liabilities at fair value. Derivatives entered into for customer accommodation purposes consist of various free-standing interest rate derivative products and foreign exchange contracts. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$60,938	$8,011	$—	$63,750	$8,780	$—
Interest rate collars	100,000	105	—	200,000	—	(115)
Interest rate floors	300,000	2,267	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,781,990	10,743	(10,744)	2,491,036	4,818	(5,990)
Visa derivative	73,920	—	(2,300)	66,606	—	(2,300)
Foreign exchange contracts	4,720	—	—	198	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate derivatives noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of September 30, 2025, the amount of initial margin cash collateral received by the Company was nil. As of December 31, 2024, the amount of initial margin cash collateral posted by the Company was $0.4 million. As of September 30, 2025 and December 31, 2024, the variation margin was nil and $1.2 million, respectively.

As of September 30, 2025, the Company pledged nil in cash and received $12.5 million in cash as collateral for interest rate derivatives. As of December 31, 2024, the Company pledged $0.4 million in cash and received $30.0 million in cash as collateral for interest rate derivatives. As of September 30, 2025 and December 31, 2024, the cash collateral includes the excess initial margin for interest rate derivatives cleared through clearinghouses and cash collateral for interest rate derivatives with financial institution counterparties.

As of September 30, 2025 and December 31, 2024, the Company received $23.8 million and $43.7 million, respectively, in securities collateral for interest rate derivatives, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At September 30, 2025 and December 31, 2024, the Company carried one interest rate swap with a notional amount of $60.9 million and $63.8 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of September 30, 2025 and December 31, 2024, the interest rate swap had a positive fair value of $8.0 million and $8.8 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2025 and 2024:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2025	2024	2025	2024
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(901)	$(3,109)	$(769)	$(2,948)
Recognized on hedged item	Loans and lease financing	903	3,117	773	2,945

As of September 30, 2025 and December 31, 2024, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$52,884	$54,923	$(8,054)	$(8,827)

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

As of September 30, 2025, the Company carried one interest rate collar with a notional amount of $100.0 million. As of September 30, 2025, the interest rate collar had a positive fair value of $0.1 million. The collar matures in 2027. The interest rate collar had a floor strike rate of 2.00% and a cap strike rate of 5.64%.

As of December 31, 2024, the Company carried two interest rate collars with notional amounts totaling $200.0 million. As of December 31, 2024, these interest rate collars had a negative fair value of $0.1 million. One of the collars matured in September 2025 and the other collar matures in 2027. The interest rate collars had a floor strike rate of 2.00% and cap strike rates ranging from 5.31% to 5.64%.

Further, the Company also utilized interest rate floors to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the floors (SOFR) correspond to the floating-rate nature of the interest receipts being hedged (based on SOFR). An interest rate floor involves the receipt of variable-rate amounts if the floor index falls below the floor strike rate on the contract. No payments are received if the floor index is above the floor strike rate. By hedging with interest rate floors, the Company mitigates the adverse impact on interest income associated with possible future decreases in interest rates.

As of September 30, 2025, the Company carried three interest rate floors with a notional amount of $300.0 million. As of September 30, 2025, the interest rate floors had a positive fair value of $2.3 million. The interest rate floors were executed between April and September 2025 and mature in 2028. The interest rate floors had floor strike rates ranging from 2.95% to 3.00%. As of December 31, 2024, the Company did not carry any interest rate floors.

The interest rate swaps, collars and floors are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate swaps, collars and floors is reported as a component of other comprehensive income (“OCI”) and reclassified out of accumulated other comprehensive income (“AOCI”) into earnings in the same period that the hedged transaction affects earnings.

The assessment of hedge effectiveness excludes the initial time value of the interest rate floors at inception and on an ongoing basis. This initial time value is recognized as an adjustment to OCI, with an offset to interest income, over the life of the floors through an amortization approach.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Pretax net gains (losses) recognized in OCI - included component	$(156)	$501	$193	$(325)
Pretax net gains (losses) recognized in OCI - excluded component	(593)	—	(620)	—
Total pretax net gains (losses) recognized in OCI on cash flow derivative hedges	$(749)	$501	$(427)	$(325)

Pretax net losses (gains) reclassified from AOCI into income - included component(1)	$—	$7	$—	$1,825
Pretax net losses (gains) reclassified from AOCI into income - excluded component(1)	126	—	200	—
Total pretax net losses (gains) reclassified from AOCI into income(1)	$126	$7	$200	$1,825

(1) Losses (gains) are reclassified from AOCI into interest income from loans and lease financing.

The estimated net amount to be reclassified within the next 12 months out of AOCI into earnings is $1.0 million as a decrease to interest income from loans and lease financing. As of September 30, 2025, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

	Net losses recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2025	2024	2025	2024
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$(18)	$(21)	$(49)
Visa derivative	Other noninterest income	(1,500)	(2,530)	(3,695)	(5,360)

As of September 30, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $10.7 million and a negative fair value of $10.7 million. The Company received floating rates ranging from 4.28% to 7.28% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between October 2025 and October 2043. As of December 31, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.5 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $4.8 million and a negative fair value of $6.0 million. The Company received floating rates ranging from 4.87% to 7.55% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during both the three and nine months ended September 30, 2025 and 2024.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.3 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively and $1.8 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5223 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at September 30, 2025 and December 31, 2024. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both September 30, 2025 and December 31, 2024, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate derivative agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate derivative collateral daily. Collateral for customer interest rate derivative agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three and nine months ended September 30, 2025 and 2024, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both September 30, 2025 and December 31, 2024, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2025 and December 31, 2024, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $89.9 million and $87.6 million at September 30, 2025 and December 31, 2024, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.5 million and $6.6 million at September 30, 2025 and December 31, 2024, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2025 have maturities ranging from October 2025 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,021,693	$5,789,600
Standby letters of credit	243,356	230,379
Commercial letters of credit	837	6,460

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

Disaggregation of Revenue

During the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has recast the selected financial information for the three and nine months ended September 30, 2024 in order to conform with the current presentation. See “Note 17. Reportable Operating Segments” for more information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments for the periods indicated:

	Three Months Ended September 30, 2025
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$131,790	$44,254	$(6,713)	$169,331

Service charges on deposit accounts	6,780	1,252	64	8,096
Credit and debit card fees	—	14,283	984	15,267
Other service charges and fees	10,268	621	564	11,453
Trust and investment services income	9,212	—	—	9,212
Other	213	2,204	805	3,222
Not in scope of Topic 606(1)	2,039	2,714	5,057	9,810
Total noninterest income	28,512	21,074	7,474	57,060
Total revenue	$160,302	$65,328	$761	$226,391

	Nine Months Ended September 30, 2025
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$385,294	$132,819	$(24,673)	$493,440

Service charges on deposit accounts	19,776	3,405	280	23,461
Credit and debit card fees	—	41,588	2,923	44,511
Other service charges and fees	28,927	1,847	1,676	32,450
Trust and investment services income	27,736	—	—	27,736
Other	683	5,157	3,217	9,057
Not in scope of Topic 606(1)	5,795	5,871	12,614	24,280
Total noninterest income	82,917	57,868	20,710	161,495
Total revenue	$468,211	$190,687	$(3,963)	$654,935
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended September 30, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$122,732	$50,823	$(16,848)	$156,707

Service charges on deposit accounts	6,644	1,028	111	7,783
Credit and debit card fees	—	15,968	990	16,958
Other service charges and fees	8,598	426	606	9,630
Trust and investment services income	9,077	—	—	9,077
Other	193	2,502	1,073	3,768
Not in scope of Topic 606(1)	2,073	1,742	2,257	6,072
Total noninterest income	26,585	21,666	5,037	53,288
Total revenue	$149,317	$72,489	$(11,811)	$209,995

	Nine Months Ended September 30, 2024
			Treasury
	Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$368,219	$148,484	$(52,718)	$463,985

Service charges on deposit accounts	20,097	2,746	279	23,122
Credit and debit card fees	—	44,831	3,015	47,846
Other service charges and fees	23,306	1,334	1,767	26,407
Trust and investment services income	28,857	—	—	28,857
Other	669	5,041	6,493	12,203
Not in scope of Topic 606(1)	5,987	4,295	7,710	17,992
Total noninterest income	78,916	58,247	19,264	156,427
Total revenue	$447,135	$206,731	$(33,454)	$620,412
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and nine months ended September 30, 2025 and 2024, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and one vendor in the current year, which are being amortized over the term of the respective contracts. As of September 30, 2025 and December 31, 2024, the Company had contract liabilities of $1.6 million and $2.2 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2025, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.8 million, respectively, due to the passage of time. For the three and nine months ended September 30, 2024, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million and $0.7 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2025 and December 31, 2024, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2025 and December 31, 2024. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For both the three and nine months ended September 30, 2025, the Company made no adjustments to net income for the purpose of computing earnings per share and there were nil and 1,000 antidilutive securities, respectively. For the three and nine months ended September 30, 2024, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For the three and nine months ended September 30, 2025 and 2024, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$73,840	$61,492	$206,335	$177,633

Denominator:
Basic: weighted-average shares outstanding	124,267,090	127,886,167	125,282,792	127,820,737
Add: weighted-average equity-based awards	703,808	617,868	694,479	541,696
Diluted: weighted-average shares outstanding	124,970,898	128,504,035	125,977,271	128,362,433

Basic earnings per share	$0.59	$0.48	$1.65	$1.39
Diluted earnings per share	$0.59	$0.48	$1.64	$1.38

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2025	2024	2025	2024
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$162	$155
Interest cost	Other noninterest expense	1,886	1,950	203	182
Expected return on plan assets	Other noninterest expense	(876)	(878)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	382	503	(300)	(322)
Total net periodic benefit cost		$1,392	$1,575	$65	$15

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$500	$429
Interest cost	Other noninterest expense	5,645	5,761	653	604
Expected return on plan assets	Other noninterest expense	(2,628)	(2,634)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,148	1,509	(902)	(966)
Total net periodic benefit cost		$4,165	$4,636	$251	$67

Leases

The Company recognized operating lease income related to lease payments of $1.6 million for both the three months ended September 30, 2025 and 2024, and $4.9 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company recognized $1.4 million and $1.5 million of lease income related to variable lease payments for the three months ended September 30, 2025 and 2024, respectively and $4.3 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5223 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both September 30, 2025 and December 31, 2024, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below:

	Fair Value Measurements as of September 30, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$31,834	$—	$31,834
Residential - Government-sponsored enterprises(1)	—	775,441	—	775,441
Commercial - Government agency	—	191,167	—	191,167
Commercial - Government-sponsored enterprises	—	42,213	—	42,213
Commercial - Non-agency	—	121,410	—	121,410
Collateralized mortgage obligations:
Government agency	—	436,291	—	436,291
Government-sponsored enterprises	—	290,420	—	290,420
Collateralized loan obligations	—	97,941	—	97,941
Total available-for-sale securities	—	1,986,717	—	1,986,717
Other assets(2)	580	21,126	—	21,706
Liabilities
Other liabilities(3)	—	(10,744)	(2,300)	(13,044)
Total	$580	$1,997,099	$(2,300)	$1,995,379
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Government agency debt securities	$—	$8,147	$—	$8,147
Mortgage-backed securities:
Residential - Government agency(1)	—	35,859	—	35,859
Residential - Government-sponsored enterprises(1)	—	738,113	—	738,113
Commercial - Government agency	—	196,125	—	196,125
Commercial - Government-sponsored enterprises	—	44,908	—	44,908
Commercial - Non-agency	—	22,083	—	22,083
Collateralized mortgage obligations:
Government agency	—	397,124	—	397,124
Government-sponsored enterprises	—	310,682	—	310,682
Collateralized loan obligations	—	173,475	—	173,475
Total available-for-sale securities	—	1,926,516	—	1,926,516
Other assets(2)	179	13,598	—	13,777
Liabilities
Other liabilities(3)	—	(6,105)	(2,300)	(8,405)
Total	$179	$1,934,009	$(2,300)	$1,931,888
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$20,523	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5223(1)	1.4059-1.5223
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 16%(3)	-10% - 29%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$20,734	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5430(1)	1.4444-1.5430
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 7%(3)	-21% - 19%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2025 and 2024, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	Visa Derivative
(dollars in thousands)	2025	2024
Three Months Ended September 30,
Balance as of July 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(1,500)	(2,530)
Settlements	1,500	2,530
Balance as of September 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(1,500)	$(2,530)

Nine Months Ended September 30,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(3,695)	(5,360)
Settlements	3,695	5,360
Balance as of September 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(3,695)	$(5,360)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,855,643	$249,563	$1,606,080	$—	$1,855,643
Investment securities held-to-maturity	3,594,188	—	3,209,883	—	3,209,883
Loans held for sale	468	—	469	—	469
Loans(1)	13,685,103	—	—	13,263,034	13,263,034

Financial liabilities:
Time deposits(2)	$3,381,635	$—	$3,364,683	$—	$3,364,683

	December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,170,190	$258,057	$912,133	$—	$1,170,190
Investment securities held-to-maturity	3,790,650	—	3,262,509	—	3,262,509
Loans(1)	13,973,608	—	—	13,373,785	13,373,785

Financial liabilities:
Time deposits(2)	$3,298,370	$—	$3,280,119	$—	$3,280,119
Short-term borrowings	250,000	—	249,312	—	249,312
(1)	Excludes financing leases of $444.3 million at September 30, 2025 and $434.7 million at December 31, 2024.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.3 billion as of September 30, 2025 and $17.0 billion as of December 31, 2024.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of September 30, 2025 and December 31, 2024, the Company had $6.3 billion and $6.0 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $49.3 million and $47.4 million at September 30, 2025 and December 31, 2024, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2025
Collateral-dependent loans	$—	$—	$20,523
December 31, 2024
Collateral-dependent loans	$—	$—	$20,734

Total expected credit losses recognized on collateral-dependent loans were $1.9 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The Company recognized a reduction in expected credit losses on collateral-dependent loans of $0.5 million for the three months ended September 30, 2024. Total expected credit losses recognized on collateral-dependent loans were $1.2 million for the nine months ended September 30, 2024.

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

During the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail and Commercial Banking segments have been reclassified among all three business segments. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. The Company has reported its selected financial information using the new loan and deposit balance alignments for the three and nine months ended September 30, 2025. The Company has recast the selected financial information for the three and nine months ended September 30, 2024 in order to conform with the current presentation.

Business Segments

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products offered include residential and commercial mortgage loans, home equity lines of credit and loans, automobile loans and leases, secured and unsecured lines of credit, installment loans and small business loans and leases. Deposit products offered include checking, savings, and time deposit accounts. Retail Banking also offers wealth management services. Products and services from Retail Banking are delivered to customers through 49 banking locations throughout the State of Hawaii, Guam and Saipan.

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

The following tables present selected business segment financial information for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2025
			Treasury				Treasury
	Retail	Commercial	and		Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$83,715	$112,442	$46,418	$242,575	$246,065	$334,822	$133,577	$714,464
Intersegment interest allocations (1)	(61,737)	(82,678)	144,415	—	(183,186)	(245,681)	428,867	—
Total interest income	21,978	29,764	190,833	242,575	62,879	89,141	562,444	714,464

Interest expense	(49,893)	(17,812)	(5,539)	(73,244)	(152,773)	(51,138)	(17,113)	(221,024)
Intersegment interest allocations (1)	159,705	32,302	(192,007)	—	475,188	94,816	(570,004)	—
Total interest expense	109,812	14,490	(197,546)	(73,244)	322,415	43,678	(587,117)	(221,024)
Net interest income (expense)	131,790	44,254	(6,713)	169,331	385,294	132,819	(24,673)	493,440

Provision for credit losses	(774)	(876)	(2,850)	(4,500)	(7,576)	(8,574)	(3,350)	(19,500)
Net interest income (expense) after provision for credit losses	131,016	43,378	(9,563)	164,831	377,718	124,245	(28,023)	473,940

Noninterest income	28,512	21,074	7,474	57,060	82,917	57,868	20,710	161,495

Salaries and employee benefits	(24,150)	(4,482)	(32,901)	(61,533)	(74,505)	(14,237)	(92,396)	(181,138)
Contracted services and professional fees	(2,763)	(4,517)	(8,505)	(15,785)	(8,735)	(12,725)	(25,161)	(46,621)
Occupancy	(7,725)	(486)	1,113	(7,098)	(22,434)	(1,459)	761	(23,132)
Equipment	(1,305)	(466)	(12,063)	(13,834)	(4,150)	(1,387)	(36,205)	(41,742)
Card rewards program	—	(8,694)	—	(8,694)	—	(25,019)	—	(25,019)
Other segment items (2)	(35,621)	(2,006)	18,827	(18,800)	(107,241)	(5,613)	56,263	(56,591)
Noninterest expense	(71,564)	(20,651)	(33,529)	(125,744)	(217,065)	(60,440)	(96,738)	(374,243)

Income (loss) before (provision) benefit for income taxes	87,964	43,801	(35,618)	96,147	243,570	121,673	(104,051)	261,192
(Provision) benefit for income taxes	(21,381)	(9,237)	8,311	(22,307)	(54,132)	(23,296)	22,571	(54,857)
Net income (loss)	$66,583	$34,564	$(27,307)	$73,840	$189,438	$98,377	$(81,480)	$206,335

Other Segment Disclosures:
Depreciation and amortization (3)	$1,003	$66	$3,872	$4,941	$3,044	$202	$12,954	$16,200
Segment earning assets	7,098,572	7,036,472	7,207,503	21,342,547	7,098,572	7,036,472	7,207,503	21,342,547

	Three Months Ended				Nine Months Ended
	September 30, 2024				September 30, 2024
			Treasury				Treasury
	Retail	Commercial	and		Retail	Commercial	and
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$80,967	$124,105	$44,924	$249,996	$241,201	$366,381	$132,300	$739,882
Intersegment interest allocations (1)	(62,209)	(89,021)	151,230	—	(182,490)	(264,089)	446,579	—
Total interest income	18,758	35,084	196,154	249,996	58,711	102,292	578,879	739,882

Interest expense	(61,008)	(20,955)	(11,326)	(93,289)	(175,119)	(59,462)	(41,316)	(275,897)
Intersegment interest allocations (1)	164,982	36,694	(201,676)	—	484,627	105,654	(590,281)	—
Total interest expense	103,974	15,739	(213,002)	(93,289)	309,508	46,192	(631,597)	(275,897)
Net interest income (expense)	122,732	50,823	(16,848)	156,707	368,219	148,484	(52,718)	463,985

(Provision) benefit for credit losses	(3,390)	(3,726)	(284)	(7,400)	(8,294)	(9,114)	1,908	(15,500)
Net interest income (expense) after (provision) benefit for credit losses	119,342	47,097	(17,132)	149,307	359,925	139,370	(50,810)	448,485

Noninterest income	26,585	21,666	5,037	53,288	78,916	58,247	19,264	156,427

Salaries and employee benefits	(24,291)	(4,727)	(30,545)	(59,563)	(74,403)	(14,503)	(87,656)	(176,562)
Contracted services and professional fees	(2,754)	(3,982)	(7,898)	(14,634)	(8,673)	(12,286)	(25,481)	(46,440)
Occupancy	(7,381)	(488)	924	(6,945)	(22,172)	(1,470)	2,379	(21,263)
Equipment	(1,368)	(319)	(11,391)	(13,078)	(3,979)	(913)	(34,795)	(39,687)
Card rewards program	—	(8,678)	—	(8,678)	—	(25,905)	—	(25,905)
Other segment items (2)	(37,222)	(3,497)	17,470	(23,249)	(113,054)	(14,922)	60,787	(67,189)
Noninterest expense	(73,016)	(21,691)	(31,440)	(126,147)	(222,281)	(69,999)	(84,766)	(377,046)

Income (loss) before (provision) benefit for income taxes	72,911	47,072	(43,535)	76,448	216,560	127,618	(116,312)	227,866
(Provision) benefit for income taxes	(17,558)	(10,285)	12,887	(14,956)	(52,171)	(27,914)	29,852	(50,233)
Net income (loss)	$55,353	$36,787	$(30,648)	$61,492	$164,389	$99,704	$(86,460)	$177,633

Other Segment Disclosures:
Depreciation and amortization (3)	$1,116	$67	$3,597	$4,780	$3,376	$202	$11,027	$14,605
Segment earning assets	7,125,507	7,120,187	6,763,095	21,008,789	7,125,507	7,120,187	6,763,095	21,008,789
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits to all business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within equipment, occupancy, other segment items, and noninterest income.

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

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Hawaii Economy

Hawaii’s economy as a whole continued to experience mixed economic conditions during the quarter ended September 30, 2025. Although the economy remains resilient, the State continues to endure high consumer prices and housing affordability challenges, which are expected to continue with the gradual pass-through of tariffs. According to the State of Hawaii Department of Business, Economic Development and Tourism, the statewide seasonally adjusted unemployment rate was 2.7% at August 31, 2025, compared to the national seasonally adjusted unemployment rate of 4.3%.

Domestic visitor arrivals for the state remain stable, with the average daily domestic passenger counts for the first nine months of 2025 being relatively similar to the average daily domestic passenger counts during the first nine months of 2024, according to the Hawaii Tourism Authority. More generally, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. International visitor arrivals have not yet recovered to pre-pandemic arrival levels. As such, the Hawaii economy remains more reliant on the U.S. mainland market than pre-pandemic periods.

The local Oahu housing market continues to experience some softening as compared to previous years primarily due to increased interest rates. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 0.8%, while condominium sales decreased by 3.0%, in each case when comparing the first nine months of 2025 with the same period in 2024. The median price of a single-family home sold on Oahu in the first nine months of 2025 was $1,145,000, an increase of 4.1% from the same period in 2024. The median price of a condominium sold on Oahu in the first nine months of 2025 was $505,000, a decrease of 1.0% from the same period in 2024. As of September 30, 2025, months of inventory of single-family homes and condominiums on Oahu were approximately 3.4 and 6.4 months, respectively.

Other Economic Developments

Our financial performance is highly dependent upon the business environment in the markets in which we operate and therefore may be impacted by a variety of factors such as a decline in economic conditions, natural disasters, financial market volatility, supply chain disruptions, trade policies and tariffs, monetary and fiscal policy measures, heightened geopolitical tensions, fluctuations in foreign currency exchange rates and interest rates, the political and regulatory environment, and changes to the U.S. Federal budget and tax laws. For instance, the enactment of the One Big Beautiful Bill Act (“OBBBA”) introduced a sweeping package of tax reform provisions and spending cuts in social programs that will affect both businesses and individuals, including our borrowers and the broader Hawaii economy. The full impact of this legislation is unknown at this time. Economic conditions in our markets depend on, among other things, several factors that are meaningfully influenced by U.S. federal government spending, including spending by the U.S. military and government and other service-based industries. Since October 1, 2025, the U.S. federal government has been in a shutdown. An extended shutdown may lead to the government curtailing certain government spending and operations and could affect various consumers and sectors in Hawaii dependent on federal funding.

These and other key factors could impact our profitability in future reporting periods. See Item 1A. Risk Factors, beginning in the section captioned “Summary of Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, for additional information regarding material risks affecting the Company.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Income Statement Data:
Interest income	$242,575	$249,996	$714,464	$739,882
Interest expense	73,244	93,289	221,024	275,897
Net interest income	169,331	156,707	493,440	463,985
Provision for credit losses	4,500	7,400	19,500	15,500
Net interest income after provision for credit losses	164,831	149,307	473,940	448,485
Noninterest income	57,060	53,288	161,495	156,427
Noninterest expense	125,744	126,147	374,243	377,046
Income before provision for income taxes	96,147	76,448	261,192	227,866
Provision for income taxes	22,307	14,956	54,857	50,233
Net income	$73,840	$61,492	$206,335	$177,633
Basic earnings per share	$0.59	$0.48	$1.65	$1.39
Diluted earnings per share	$0.59	$0.48	$1.64	$1.38
Basic weighted-average outstanding shares	124,267,090	127,886,167	125,282,792	127,820,737
Diluted weighted-average outstanding shares	124,970,898	128,504,035	125,977,271	128,362,433
Dividends declared per share	$0.26	$0.26	$0.78	$0.78
Dividend payout ratio	44.07%	54.17%	47.56%	56.52%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.19%	2.95%	3.13%	2.93%
Efficiency ratio	55.29%	59.77%	56.88%	60.38%
Return on average total assets	1.22%	1.02%	1.15%	0.99%
Return on average tangible assets (non-GAAP)(2)	1.27%	1.06%	1.20%	1.03%
Return on average total stockholders' equity	10.81%	9.45%	10.32%	9.37%
Return on average tangible stockholders' equity (non-GAAP)(2)	17.08%	15.35%	16.45%	15.43%
Noninterest expense to average assets	2.08%	2.09%	2.09%	2.09%

(continued)

(continued)	September 30,	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Cash and cash equivalents	$1,855,643	$1,170,190
Investment securities available-for-sale	1,986,717	1,926,516
Investment securities held-to-maturity	3,594,188	3,790,650
Loans and leases	14,129,383	14,408,258
Allowance for credit losses for loans and leases	165,269	160,393
Goodwill	995,492	995,492
Total assets	24,098,728	23,828,186
Total deposits	20,729,557	20,322,216
Short-term borrowings	—	250,000
Total liabilities	21,364,807	21,210,700
Total stockholders' equity	2,733,921	2,617,486
Book value per share	$22.10	$20.70
Tangible book value per share (non-GAAP)(2)	$14.05	$12.83

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.22%	0.14%
Allowance for credit losses for loans and leases / total loans and leases	1.17%	1.11%
Net charge-offs / average total loans and leases(3)	0.11%	0.10%

	September 30,	December 31,
Capital Ratios:	2025	2024
Common Equity Tier 1 Capital Ratio	13.24%	12.80%
Tier 1 Capital Ratio	13.24%	12.80%
Total Capital Ratio	14.49%	13.99%
Tier 1 Leverage Ratio	9.16%	9.14%
Total stockholders' equity to total assets	11.34%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	7.52%	7.10%
(1)	Except for the efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2025 and 2024.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the nine months ended September 30, 2025.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Income Statement Data:
Net income	$73,840	$61,492	$206,335	$177,633

Average total stockholders' equity	$2,710,273	$2,588,806	$2,672,284	$2,532,911
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,714,781	$1,593,314	$1,676,792	$1,537,419

Average total assets	$23,993,685	$24,046,696	$23,914,896	$24,064,208
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$22,998,193	$23,051,204	$22,919,404	$23,068,716

Return on average total stockholders' equity(a)	10.81%	9.45%	10.32%	9.37%
Return on average tangible stockholders' equity (non-GAAP)(a)	17.08%	15.35%	16.45%	15.43%

Return on average total assets(a)	1.22%	1.02%	1.15%	0.99%
Return on average tangible assets (non-GAAP)(a)	1.27%	1.06%	1.20%	1.03%

	As of	As of
	September 30,	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Total stockholders' equity	$2,733,921	$2,617,486
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,738,429	$1,621,994

Total assets	$24,098,728	$23,828,186
Less: goodwill	995,492	995,492
Tangible assets	$23,103,236	$22,832,694

Shares outstanding	123,719,585	126,422,898

Total stockholders' equity to total assets	11.34%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.52%	7.10%

Book value per share	$22.10	$20.70
Tangible book value per share (non-GAAP)	$14.05	$12.83
(a)	Annualized for the three and nine months ended September 30, 2025 and 2024.

Financial Highlights

Net income was $73.8 million for the three months ended September 30, 2025, an increase of $12.3 million or 20% as compared to the same period in 2024. Basic and diluted earnings per share were both $0.59 for the three months ended September 30, 2025, an increase of $0.11 or 23% as compared to the same period in 2024. The increase in net income was primarily due to a $12.6 million increase in net interest income, a $3.8 million increase in noninterest income, a $2.9 million decrease in the provision for credit losses (the “Provision”) and a $0.4 million decrease in noninterest expense. This was partially offset by a $7.4 million increase in the provision for income taxes.

Our return on average total assets was 1.22% for the three months ended September 30, 2025, an increase of 20 basis points from the same period in 2024, and our return on average total stockholders’ equity was 10.81% for the three months ended September 30, 2025, an increase of 136 basis points from the same period in 2024. Our return on average tangible assets was 1.27% for the three months ended September 30, 2025, an increase of 21 basis points from the same period in 2024, and our return on average tangible stockholders’ equity was 17.08% for the three months ended September 30, 2025, an increase of 173 basis points from the same period in 2024. Our efficiency ratio was 55.29% for the three months ended September 30, 2025 compared to 59.77% for the same period in 2024.

Our results for the three months ended September 30, 2025 were highlighted by the following:

●	Net interest income was $169.3 million for the three months ended September 30, 2025, an increase of $12.6 million or 8% as compared to the same period in 2024. Our net interest margin was 3.19% for the three months ended September 30, 2025, an increase of 24 basis points as compared to the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $4.5 million for the three months ended September 30, 2025, a decrease of $2.9 million or 39% as compared to the same period in 2024. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $57.1 million for the three months ended September 30, 2025, an increase of $3.8 million or 7% as compared to the same period in 2024. The increase in noninterest income was primarily due to a $2.0 million increase in other service charges and fees, a $1.8 million increase in bank-owned life insurance (“BOLI”) income and a $1.2 million increase in other noninterest income, partially offset by a $1.7 million decrease in credit and debit card fees.

●	Noninterest expense was $125.7 million for the three months ended September 30, 2025, a decrease of $0.4 million compared to the same period in 2024. The decrease in noninterest expense was primarily due to a $4.6 million decrease in other noninterest expense, partially offset by a $2.0 million increase in salaries and employee benefits expense, a $1.2 million increase in contracted services and professional fees and a $0.8 million increase in equipment expense.

Net income was $206.3 million for the nine months ended September 30, 2025, an increase of $28.7 million or 16% as compared to the same period in 2024. Basic earnings per share was $1.65 for the nine months ended September 30, 2025, an increase of $0.26 or 19% as compared to the same period in 2024. Diluted earnings per share was $1.64 for the nine months ended September 30, 2025, an increase of $0.26 or 19% as compared to the same period in 2024. The increase in net income was primarily due to a $29.5 million increase in net interest income, a $5.1 million increase in noninterest income and a $2.8 million decrease in noninterest expense. This was partially offset by a $4.6 million increase in the provision for income taxes and a $4.0 million increase in the Provision.

Our return on average total assets was 1.15% for the nine months ended September 30, 2025, an increase of 16 basis points from the same period in 2024, and our return on average total stockholders’ equity was 10.32% for the nine months ended September 30, 2025, an increase of 95 basis points for the same period in 2024. Our return on average tangible assets was 1.20% for the nine months ended September 30, 2025, an increase of 17 basis points from the same period in 2024, and our return on average tangible stockholders’ equity was 16.45% for the nine months ended September 30, 2025, an increase of 102 basis points from the same period in 2024. Our efficiency ratio was 56.88% for the nine months ended September 30, 2025 compared to 60.38% for the same period in 2024.

Our results for the nine months ended September 30, 2025 were highlighted by the following:

●	Net interest income was $493.4 million for the nine months ended September 30, 2025, an increase of $29.5 million or 6% as compared to the same period in 2024. Our net interest margin was 3.13% for the nine months ended September 30, 2025, an increase of 20 basis points as compared to the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio and lower average balances on our investment securities portfolio.

●	The Provision was $19.5 million for the nine months ended September 30, 2025, an increase of $4.0 million or 26% for the same period in 2024. The Provision of $19.5 million for the nine months ended September 30, 2025, was primarily due to increases in the provision for commercial and industrial loans, home equity lines and consumer loans, and the provision for unfunded construction, home equity line, commercial and industrial and commercial real estate commitments. This was partially offset by decreases in the provision for residential mortgage loans and commercial real estate loans. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $161.5 million for the nine months ended September 30, 2025, an increase of $5.1 million or 3% as compared to the same period in 2024. The increase was primarily due to a $6.6 million increase in other service charges and fees and a $3.3 million increase in BOLI income, partially offset by a $3.3 million decrease in credit and debit card fees, a $1.1 million decrease in trust and investment services income and a $0.7 million decrease in other noninterest income.

●	Noninterest expense was $374.2 million for the nine months ended September 30, 2025, a decrease of $2.8 million or 1% as compared to the same period in 2024. The decrease in noninterest expense was primarily due to a $6.2 million decrease in other noninterest expense, a $4.5 million decrease in regulatory assessment and fees and a $0.9 million decrease in card rewards program expense, partially offset by a $4.6 million increase in salaries and employee benefits expense, a $2.1 million increase in equipment expense and a $1.9 million increase in occupancy expense.

For the nine months ended September 30, 2025, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 13.24% as of September 30, 2025, an increase of 44 basis points from December 31, 2024. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2025 and a decrease in risk-weighted assets, partially offset by the dividends declared and paid to the Company’s stockholders and common stock repurchased.

●	Total loans and leases were $14.1 billion as of September 30, 2025, a decrease of $278.9 million or 2% from December 31, 2024. The decrease in total loans and leases was primarily due to decreases in commercial and industrial loans, residential real estate loans, construction loans and consumer loans, partially offset by increases in commercial real estate loans and lease financing.

●	The ACL was $165.3 million as of September 30, 2025, an increase of $4.9 million or 3% from December 31, 2024. The ratio of our ACL to total loans and leases outstanding was 1.17% as of September 30, 2025, an increase of six basis points compared to December 31, 2024.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.6 billion as of September 30, 2025, a decrease of $136.3 million or 2% from December 31, 2024. Maturities and payments on investment securities were placed in cash.

●	Total deposits were $20.7 billion as of September 30, 2025, an increase of a $407.3 million or 2% from December 31, 2024. The increase in total deposits was primarily due to a $669.8 million increase in savings deposit balances and an $83.3 million increase in time deposit balances, partially offset by a $193.0 million decrease in demand deposit balances and a $152.7 million decrease in money market deposit balances.

●	Total stockholders’ equity was $2.7 billion as of September 30, 2025, an increase of $116.4 million or 4% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the period of $206.3 million and other comprehensive income, net of tax, of $75.8 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $97.8 million and common stock repurchased of $74.0 million during the nine months ended September 30, 2025.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2025 and 2024, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,471.0	$16.3	4.40%	$1,020.4	$13.9	5.40%
Available-for-Sale Investment Securities
Taxable	1,921.2	13.5	2.80	2,062.6	12.8	2.48
Non-Taxable	1.2	—	5.07	1.5	—	5.06
Held-to-Maturity Investment Securities
Taxable	3,036.1	12.8	1.68	3,288.2	13.8	1.67
Non-Taxable	595.5	3.6	2.39	602.3	3.7	2.46
Total Investment Securities	5,554.0	29.9	2.15	5,954.6	30.3	2.03
Loans Held for Sale	0.9	—	5.71	2.2	—	5.64
Loans and Leases(1)
Commercial and industrial	2,144.0	33.6	6.22	2,165.3	38.0	6.98
Commercial real estate	4,481.5	69.9	6.18	4,278.3	71.6	6.67
Construction	891.9	15.2	6.78	1,040.7	20.3	7.74
Residential:
Residential mortgage	4,077.1	40.4	3.96	4,204.5	40.4	3.84
Home equity line	1,167.0	14.0	4.76	1,158.5	13.2	4.52
Consumer	1,018.4	19.6	7.63	1,035.3	18.7	7.19
Lease financing	429.4	4.3	3.98	422.2	4.0	3.72
Total Loans and Leases	14,209.3	197.0	5.51	14,304.8	206.2	5.74
Other Earning Assets	36.6	0.4	4.72	46.9	0.7	5.83
Total Earning Assets(2)	21,271.8	243.6	4.55	21,328.9	251.1	4.69
Cash and Due from Banks	243.3			242.3
Other Assets	2,478.6			2,475.5
Total Assets	$23,993.7			$24,046.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,331.6	$21.9	1.37%	$5,963.1	$23.6	1.57%
Money Market	3,837.6	23.4	2.42	4,179.5	31.9	3.04
Time	3,353.9	25.5	3.02	3,327.3	32.0	3.83
Total Interest-Bearing Deposits	13,523.1	70.8	2.08	13,469.9	87.5	2.58
Other Short-Term Borrowings	206.5	2.2	4.22	451.1	5.4	4.76
Other Interest-Bearing Liabilities	14.4	0.2	5.46	22.4	0.4	6.97
Total Interest-Bearing Liabilities	13,744.0	73.2	2.11	13,943.4	93.3	2.66
Net Interest Income		$170.4			$157.8
Interest Rate Spread(3)			2.44%			2.03%
Net Interest Margin(4)			3.19%			2.95%
Noninterest-Bearing Demand Deposits	6,888.0			6,897.9
Other Liabilities	651.4			616.6
Stockholders' Equity	2,710.3			2,588.8
Total Liabilities and Stockholders' Equity	$23,993.7			$24,046.7
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended September 30, 2025 and 2024, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended September 30, 2025
	Compared to September 30, 2024
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$5.3	$(2.9)	$2.4
Available-for-Sale Investment Securities
Taxable	(0.9)	1.6	0.7
Held-to-Maturity Investment Securities
Taxable	(1.1)	0.1	(1.0)
Non-Taxable	—	(0.1)	(0.1)
Total Investment Securities	(2.0)	1.6	(0.4)
Loans and Leases
Commercial and industrial	(0.4)	(4.0)	(4.4)
Commercial real estate	3.5	(5.2)	(1.7)
Construction	(2.7)	(2.4)	(5.1)
Residential:
Residential mortgage	(1.2)	1.2	—
Home equity line	0.1	0.7	0.8
Consumer	(0.3)	1.2	0.9
Lease financing	—	0.3	0.3
Total Loans and Leases	(1.0)	(8.2)	(9.2)
Other Earning Assets	(0.2)	(0.1)	(0.3)
Total Change in Interest Income	2.1	(9.6)	(7.5)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	1.4	(3.1)	(1.7)
Money Market	(2.4)	(6.1)	(8.5)
Time	0.2	(6.7)	(6.5)
Total Interest-Bearing Deposits	(0.8)	(15.9)	(16.7)
Other Short-term Borrowings	(2.6)	(0.6)	(3.2)
Other Interest-Bearing Liabilities	(0.1)	(0.1)	(0.2)
Total Change in Interest Expense	(3.5)	(16.6)	(20.1)
Change in Net Interest Income	$5.6	$7.0	$12.6
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $170.4 million for the three months ended September 30, 2025, an increase of $12.6 million or 8% compared to the same period in 2024. Our net interest margin was 3.19% for the three months ended September 30, 2025, an increase of 24 basis points from the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the three months ended September 30, 2025, compared to the same period in 2024. Deposit funding costs were $70.8 million for the three months ended September 30, 2025, a decrease of $16.7 million or 19% compared to the same period in 2024, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 2.08% for the three months ended September 30, 2025, a decrease of 50 basis points compared to the same period in 2024, primarily due to rate decreases. For the three months ended September 30, 2025, the average balance on our interest-bearing deposits in other banks was $1.5 billion, an increase of $450.6 million or 44% compared to the same period in 2024. The yield on our loan and lease portfolio was 5.51% for the three months ended September 30, 2025, a decrease of 23 basis points as compared to the same period in 2024, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the Secured Overnight Financing Rate (“SOFR”).

For the nine months ended September 30, 2025 and 2024, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,307.4	$43.3	4.43%	$884.6	$35.9	5.43%
Available-for-Sale Investment Securities
Taxable	1,894.1	39.0	2.75	2,124.4	41.5	2.61
Non-Taxable	1.3	0.1	5.31	1.6	0.1	5.49
Held-to-Maturity Investment Securities
Taxable	3,099.5	39.6	1.70	3,354.0	42.7	1.70
Non-Taxable	597.0	10.5	2.37	602.9	11.7	2.58
Total Investment Securities	5,591.9	89.2	2.13	6,082.9	96.0	2.10
Loans Held for Sale	0.5	—	6.03	1.3	0.1	6.11
Loans and Leases(1)
Commercial and industrial	2,210.6	102.5	6.20	2,177.2	113.3	6.95
Commercial real estate	4,431.6	203.2	6.13	4,302.4	213.4	6.62
Construction	909.6	45.6	6.71	983.6	56.2	7.63
Residential:
Residential mortgage	4,110.2	121.5	3.94	4,232.6	122.5	3.86
Home equity line	1,157.2	40.4	4.67	1,164.9	37.8	4.34
Consumer	1,017.2	57.7	7.58	1,057.6	54.4	6.87
Lease financing	432.6	12.8	3.96	406.8	11.9	3.90
Total Loans and Leases	14,269.0	583.7	5.47	14,325.1	609.5	5.68
Other Earning Assets	34.4	1.3	5.03	58.8	2.5	5.69
Total Earning Assets(2)	21,203.2	717.5	4.52	21,352.7	744.0	4.65
Cash and Due from Banks	233.9			242.4
Other Assets	2,477.8			2,469.1
Total Assets	$23,914.9			$24,064.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,270.9	$64.1	1.37%	$6,007.6	$70.5	1.57%
Money Market	3,860.3	69.2	2.40	4,067.5	91.3	3.00
Time	3,353.6	79.5	3.17	3,312.3	95.5	3.85
Total Interest-Bearing Deposits	13,484.8	212.8	2.11	13,387.4	257.3	2.57
Other Short-Term Borrowings	235.3	7.4	4.22	483.6	17.3	4.78
Other Interest-Bearing Liabilities	20.9	0.8	4.84	31.1	1.3	5.75
Total Interest-Bearing Liabilities	13,741.0	221.0	2.15	13,902.1	275.9	2.65
Net Interest Income		$496.5			$468.1
Interest Rate Spread(3)			2.37%			2.00%
Net Interest Margin(4)			3.13%			2.93%
Noninterest-Bearing Demand Deposits	6,863.8			7,028.4
Other Liabilities	637.8			600.8
Stockholders' Equity	2,672.3			2,532.9
Total Liabilities and Stockholders' Equity	$23,914.9			$24,064.2
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $3.1 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the nine months ended September 30, 2025 and 2024, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 6
	Nine Months Ended September 30, 2025
	Compared to September 30, 2024
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$14.9	$(7.5)	$7.4
Available-for-Sale Investment Securities
Taxable	(4.7)	2.2	(2.5)
Held-to-Maturity Investment Securities
Taxable	(3.1)	—	(3.1)
Non-Taxable	(0.2)	(1.0)	(1.2)
Total Investment Securities	(8.0)	1.2	(6.8)
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and industrial	1.7	(12.5)	(10.8)
Commercial real estate	6.2	(16.4)	(10.2)
Construction	(4.1)	(6.5)	(10.6)
Residential:
Residential mortgage	(3.5)	2.5	(1.0)
Home equity line	(0.3)	2.9	2.6
Consumer	(2.1)	5.4	3.3
Lease financing	0.7	0.2	0.9
Total Loans and Leases	(1.4)	(24.4)	(25.8)
Other Earning Assets	(0.9)	(0.3)	(1.2)
Total Change in Interest Income	4.5	(31.0)	(26.5)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	2.9	(9.3)	(6.4)
Money Market	(4.5)	(17.6)	(22.1)
Time	1.2	(17.2)	(16.0)
Total Interest-Bearing Deposits	(0.4)	(44.1)	(44.5)
Other Short-Term Borrowings	(8.0)	(1.9)	(9.9)
Other Interest-Bearing Liabilities	(0.4)	(0.1)	(0.5)
Total Change in Interest Expense	(8.8)	(46.1)	(54.9)
Change in Net Interest Income	$13.3	$15.1	$28.4
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $496.5 million for the nine months ended September 30, 2025, an increase of $28.4 million or 6% compared to the same period in 2024. Our net interest margin was 3.13% for the nine months ended September 30, 2025, an increase of 20 basis points from the same period in 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio and lower average balances on our investment securities portfolio during the nine months ended September 30, 2025 compared to the same period in 2024. Deposit funding costs were $212.8 million for the nine months ended September 30, 2025, a decrease of $44.5 million or 17% compared to the same period in 2024, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 2.11% for the nine months ended September 30, 2025, a decrease of 46 basis points compared to the same period in 2024, primarily due to rate decreases. For the nine months ended September 30, 2025, the average balance on our interest-bearing deposits in other banks was $1.3 billion, an increase of $422.8 million or 48% compared to the same period in 2024. Total borrowing costs were $7.4 million for the nine months ended September 30, 2025, a decrease of $9.9 million or 57% compared to the same period in 2024. During the third quarter of 2024, $500.0 million of FHLB advances matured and a new $250.0 million short-term FHLB advance was taken. The yield on our loan and lease portfolio was 5.47% for the nine months ended September 30, 2025, a decrease of 21 basis points as compared to the same period in 2024, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the SOFR. For the nine months ended September 30, 2025, the average balance of our investment securities portfolio was $5.6 billion, a decrease of $491.0 million or 8% compared to the same period in 2024, primarily due to payments and maturities.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2024 at 8.50% and decreased 100 basis points (50 basis points in September and 25 basis points in both November and December) to end the year at 7.50%. In September 2025, the prime rate decreased 25 basis points to 7.25%, where it remained as at the end of the third quarter of 2025. As noted above, our loan portfolio is also impacted by changes in the SOFR. At September 30, 2025, the one-month and three-month CME Term SOFR interest rates were 4.13% and 3.98%, respectively. At September 30, 2024, the one-month and three-month CME Term SOFR interest rates were 4.85% and 4.59%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2024 at 5.25% to 5.50% and decreased 100 basis points to end the year at 4.25% to 4.50%. As of August 31, 2025, the federal funds rate was in the range of 4.25% to 4.50%. Effective September 18, 2025, the Federal Reserve decreased the federal funds rate to a range of 4.00% to 4.25%. There continues to be uncertainty in the changing market and economic conditions, as a result of an increase in trade restrictions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment.

Provision for Credit Losses

The Provision was $4.5 million for the three months ended September 30, 2025, compared to a Provision of $7.4 million for the same period in 2024. The Provision of $4.5 million for the three months ended September 30, 2025, was primarily due to decreases in the provision for consumer loans, home equity lines and construction loans. This was partially offset by increases in the provision for residential mortgage loans and lease financing, and the provision for unfunded construction and home equity line commitments. We recorded net charge-offs of loans and leases of $4.2 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. This represented net charge-offs of 0.12% and 0.11% of average loans and leases, on an annualized basis, for the three months ended September 30, 2025 and 2024, respectively. The Provision was $19.5 million for the nine months ended September 30, 2025, compared to a Provision of $15.5 million for the same period in 2024. The Provision of $19.5 million for the nine months ended September 30, 2025, was primarily due to increases in the provision for commercial and industrial loans, home equity lines and consumer loans, and the provision for unfunded construction, home equity line, commercial and industrial and commercial real estate commitments. This was partially offset by decreases in the provision for residential mortgage loans and commercial real estate loans. We recorded net charge-offs of loans and leases of $11.3 million and $10.2 million for the nine months ended September 30, 2025 and 2024, respectively. This represented net charge-offs of 0.11% and 0.10% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2025 and 2024, respectively. The ACL was $165.3 million as of September 30, 2025, an increase of $4.9 million or 3% from December 31, 2024 and represented 1.17% of total outstanding loans and leases as of September 30, 2025, compared to 1.11% of total outstanding loans and leases as of December 31, 2024. The reserve for unfunded commitments was $36.2 million as of September 30, 2025, compared to $32.8 million as of December 31, 2024. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended September 30, 2025 and 2024 and Table 8 presents the major components of noninterest income for the nine months ended September 30, 2025 and 2024:

Noninterest Income				Table 7
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2025	2024	Change	Change
Service charges on deposit accounts	$8,096	$7,783	$313	4%
Credit and debit card fees	15,850	17,533	(1,683)	(10)
Other service charges and fees	13,807	11,790	2,017	17
Trust and investment services income	9,212	9,077	135	1
Bank-owned life insurance	6,314	4,502	1,812	40
Other	3,781	2,603	1,178	45
Total noninterest income	$57,060	$53,288	$3,772	7%

Noninterest Income				Table 8
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2025	2024	Change	Change
Service charges on deposit accounts	$23,461	$23,122	$339	1%
Credit and debit card fees	46,237	49,567	(3,330)	(7)
Other service charges and fees	39,324	32,730	6,594	20
Trust and investment services income	27,736	28,857	(1,121)	(4)
Bank-owned life insurance	15,409	12,148	3,261	27
Investment securities gains, net	37	—	37	n/m
Other	9,291	10,003	(712)	(7)
Total noninterest income	$161,495	$156,427	$5,068	3%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the nine months ended September 30, 2025 to the same period in 2024.

Total noninterest income was $57.1 million for the three months ended September 30, 2025, an increase of $3.8 million or 7% as compared to the same period in 2024. Total noninterest income was $161.5 million for the nine months ended September 30, 2025, an increase of $5.1 million or 3% as compared to the same period in 2024.

Service charges on deposit accounts were $8.1 million for the three months ended September 30, 2025, an increase of $0.3 million or 4% as compared to the same period in 2024. Service charges on deposit accounts were $23.5 million for the nine months ended September 30, 2025, an increase of $0.3 million or 1% as compared to the same period in 2024.

Credit and debit card fees were $15.9 million for the three months ended September 30, 2025, a decrease of $1.7 million or 10% as compared to the same period in 2024. This decrease was primarily due to a $0.7 million decrease in interchange settlement fees, a $0.6 million increase in network association dues and a $0.3 million decrease in merchant service revenues. Credit and debit card fees were $46.2 million for the nine months ended September 30, 2025, a decrease of $3.3 million or 7% as compared to the same period in 2024. This decrease was primarily due to a $3.2 million decrease in interchange settlement fees, a $0.9 million increase in network association dues and a $0.3 million decrease in ATM interchange and surcharge fees, partially offset by a $1.0 million increase in merchant service revenues.

Other service charges and fees were $13.8 million for the three months ended September 30, 2025, an increase of $2.0 million or 17% as compared to the same period in 2024. This increase was primarily due to a $1.7 million increase in fees from annuities and securities and a $0.3 million increase in fees from standby letters of credit arrangements. Other service charges and fees were $39.3 million for the nine months ended September 30, 2025, an increase of $6.6 million or 20% as compared to the same period in 2024. This increase was primarily due to a $5.7 million increase in fees from annuities and securities and a $0.8 million increase in fees from standby letters of credit arrangements.

Trust and investment services income was $9.2 million for the three months ended September 30, 2025, an increase of $0.1 million or 1% as compared to the same period in 2024. Trust and investment services income was $27.7 million for the nine months ended September 30, 2025, a decrease of $1.1 million or 4% as compared to the same period in 2024. This decrease was primarily due to a $2.1 million decrease in investment management fees, partially offset by a $0.5 million increase in business cash management fees and a $0.4 million increase in pension plan fees.

BOLI income was $6.3 million for the three months ended September 30, 2025, an increase of $1.8 million or 40% as compared to the same period in 2024. This increase was primarily due to a $1.8 million increase in BOLI earnings. BOLI income was $15.4 million for the nine months ended September 30, 2025, an increase of $3.3 million or 27% as compared to the same period in 2024. This increase was primarily due to a $3.3 million increase in BOLI earnings.

Other noninterest income was $3.8 million for the three months ended September 30, 2025, an increase of $1.2 million or 45% as compared to the same period in 2024. This increase was primarily due to a $1.0 million increase in volume-based incentives, a $1.0 million decrease in net losses recognized in income related to derivative contracts and a $0.5 million increase in customer-related interest rate swap fees, partially offset by a $1.5 million tax refund received during the three months ended September 30, 2024. Other noninterest income was $9.3 million for the nine months ended September 30, 2025, a decrease of $0.7 million or 7% as compared to the same period in 2024. This decrease was primarily due to a $3.7 million decrease in insurance proceeds received, a $1.5 million tax refund received during the nine months ended September 30, 2024, partially offset by a $1.7 million decrease in net losses recognized in income related to derivative contracts, a $1.6 million increase in volume-based incentives, a $0.5 million increase in customer-related interest rate swap fees, a $0.2 million increase in debit card merchant discount fees and a $0.2 million increase in gains on the sale of leased equipment.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended September 30, 2025 and 2024 and Table 10 presents the major components of noninterest expense for the nine months ended September 30, 2025 and 2024:

Noninterest Expense				Table 9
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$61,533	$59,563	$1,970	3%
Contracted services and professional fees	15,785	14,634	1,151	8
Occupancy	7,098	6,945	153	2
Equipment	13,834	13,078	756	6
Regulatory assessment and fees	3,294	3,412	(118)	(3)
Advertising and marketing	2,033	1,813	220	12
Card rewards program	8,694	8,678	16	—
Other	13,473	18,024	(4,551)	(25)
Total noninterest expense	$125,744	$126,147	$(403)	—%

Noninterest Expense				Table 10
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$181,138	$176,562	$4,576	3%
Contracted services and professional fees	46,621	46,440	181	—
Occupancy	23,132	21,263	1,869	9
Equipment	41,742	39,687	2,055	5
Regulatory assessment and fees	10,876	15,346	(4,470)	(29)
Advertising and marketing	6,247	6,190	57	1
Card rewards program	25,019	25,905	(886)	(3)
Other	39,468	45,653	(6,185)	(14)
Total noninterest expense	$374,243	$377,046	$(2,803)	(1)%

Total noninterest expense was $125.7 million for the three months ended September 30, 2025, a decrease of $0.4 million as compared to the same period in 2024. Total noninterest expense was $374.2 million for the nine months ended September 30, 2025, a decrease of $2.8 million or 1% as compared to the same period in 2024.

Salaries and employee benefits expense was $61.5 million for the three months ended September 30, 2025, an increase of $2.0 million or 3% as compared to the same period in 2024. This increase was primarily due to a $2.3 million increase in incentive compensation and a $1.0 million increase in base salaries and related payroll taxes, partially offset by a $1.1 million increase in payroll and benefit costs being deferred as loan origination costs and a $0.5 million decrease in retirement plan expenses. Salaries and employee benefits expense was $181.1 million for the nine months ended September 30, 2025, an increase of $4.6 million or 3% as compared to the same period in 2024. This increase was primarily due to a $6.0 million increase in incentive compensation, a $0.7 million increase in base salaries and related payroll taxes and a $0.4 million increase in group health plan costs, partially offset by a $1.6 million increase in payroll and benefit costs being deferred as loan origination costs, a $0.5 million decrease in state unemployment tax expense and a $0.3 million decrease in adjustments made to the deferred compensation plan as a result of market conditions.

Contracted services and professional fees were $15.8 million for the three months ended September 30, 2025, an increase of $1.2 million or 8% as compared to the same period in 2024. This increase was primarily due to a $0.5 million increase in contracted data processing expenses, a $0.4 million increase in outside services, primarily attributable to technology-related projects, marketing and new customer services and a $0.2 million increase in audit, legal and consultant fees. Contracted services and professional fees were $46.6 million for the nine months ended September 30, 2025, an increase of $0.2 million as compared to the same period in 2024.

Occupancy expense was $7.1 million for the three months ended September 30, 2025, an increase of $0.2 million or 2% as compared to the same period in 2024. Occupancy expense was $23.1 million for the nine months ended September 30, 2025, an increase of $1.9 million or 9% as compared to the same period in 2024. This increase was primarily due to a $1.1 million increase in building depreciation, a $0.6 million increase in building maintenance expense and a $0.4 million decrease in net sublease rental income.

Equipment expense was $13.8 million for the three months ended September 30, 2025, an increase of $0.8 million or 6% as compared to the same period in 2024. This increase was primarily due to a $0.5 million increase in technology-related amortization and licensing and maintenance fees and a $0.2 million increase in furniture and equipment depreciation. Equipment expense was $41.7 million for the nine months ended September 30, 2025, an increase of $2.1 million or 5% as compared to the same period in 2024. This increase was primarily due to a $1.5 million increase in technology-related amortization and licensing and maintenance fees and a $0.4 million increase in furniture and equipment depreciation.

Regulatory assessment and fees were $3.3 million for the three months ended September 30, 2025, a decrease of $0.1 million or 3% as compared to the same period in 2024. Regulatory assessment and fees were $10.9 million for the nine months ended September 30, 2025, a decrease of $4.5 million or 29% as compared to the same period in 2024. This decrease was primarily due to a decrease in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. The Company estimated a related loss of $4.1 million, which was recorded in the first quarter of 2024. This estimate was later adjusted by $0.3 million in the third quarter of 2024 and $0.3 million in the third quarter of 2025 to bring the net loss related to the special assessment to $3.5 million as of September 30, 2025.

Advertising and marketing expense was $2.0 million for the three months ended September 30, 2025, an increase of 0.2 million or 12% as compared to the same period in 2024. Advertising and marketing expense was $6.2 million for the nine months ended September 30, 2025, an increase of $0.1 million or 1% as compared to the same period in 2024.

Card rewards program expense was $8.7 million for the three months ended September 30, 2025, a minimal change as compared to the same period in 2024. Card rewards program expense was $25.0 million for the nine months ended September 30, 2025, a decrease of $0.9 million or 3% as compared to the same period in 2024. This decrease was primarily due to a $0.6 million decrease in priority rewards card redemptions and a $0.4 million decrease in interchange fees paid to our credit card partners.

Other noninterest expense was $13.5 million for the three months ended September 30, 2025, a decrease of $4.6 million or 25% as compared to the same period in 2024. This decrease was primarily due to a $3.8 million decrease in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and a $2.1 million decrease in operational losses and other charge-offs, partially offset by a $0.4 million increase in postage expenses, a $0.4 million increase in charitable contributions and donations, a $0.2 million increase in supplies expense and a $0.2 million increase in brokers fees. Other noninterest expense was $39.5 million for the nine months ended September 30, 2025, a decrease of $6.2 million or 14% as compared to the same period in 2024. This decrease was primarily due to a $4.4 million decrease in operational losses and other charge-offs, a $3.8 million decrease in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions and a $0.7 million decrease in costs associated with a fund acquired by the Company, partially offset by a $0.6 million increase in brokers fees, a $0.6 million increase in charitable contributions and donations, a $0.4 million increase in postage expenses, a $0.3 million increase in software amortization expense, a $0.2 million increase in travel expenses and a $0.2 million decrease in loss recoveries related to natural disasters.

Provision for Income Taxes

The provision for income taxes was $22.3 million (an effective tax rate of 23.20%) for the three months ended September 30, 2025, compared with a provision for income taxes of $15.0 million (an effective tax rate of 19.56%) for the same period in 2024. The provision for income taxes was $54.9 million (an effective tax rate of 21.00%) for the nine months ended September 30, 2025, compared with a provision for income taxes of $50.2 million (an effective tax rate of 22.04%) for the same period in 2024. The change in the effective tax rate was primarily due to the change in the California apportionment formula for banks, which increased the California effective tax rate and caused a revaluation of the California deferred tax assets.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking and Treasury and Other. Table 11 summarizes net income from our business segments for the three and nine months ended September 30, 2025 and 2024. Additional information about operating segment performance is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

During the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail and Commercial Banking segments have been reclassified among all three business segments. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. The Company has reported its selected financial information using the new loan and deposit balance alignments for the three and nine months ended September 30, 2025. The Company has recast the selected financial information for the three and nine months ended September 30, 2024 in order to conform with the current presentation.

Business Segment Net Income (Loss)				Table 11
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Retail Banking	$66,583	$55,353	$189,438	$164,389
Commercial Banking	34,564	36,787	98,377	99,704
Treasury and Other	(27,307)	(30,648)	(81,480)	(86,460)
Total	$73,840	$61,492	$206,335	$177,633

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

Net income for the Retail Banking segment was $66.6 million for the three months ended September 30, 2025, an increase of $11.2 million or 20% as compared to the same period in 2024. The increase in net income for the Retail Banking segment was primarily due to a $9.1 million increase in net interest income, a $2.6 million decrease in the Provision, a $1.9 million increase in noninterest income and a $1.5 million decrease in noninterest expense, partially offset by a $3.8 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The decrease in the Provision allocated to the Retail Banking segment was primarily due to decreases in the provision for consumer loans, home equity lines and construction loans. The increase in noninterest income was primarily due to an increase in other service charges and fees. The decrease in noninterest expense was primarily due to a decrease in operational losses and other charge-offs. The increase in the provision for income taxes was primarily due to the increase in pretax income.

Net income for the Retail Banking segment was $189.4 million for the nine months ended September 30, 2025, an increase of $25.0 million or 15% as compared to the same period in 2024. The increase in net income for the Retail Banking segment was primarily due to a $17.1 million increase in net interest income, a $5.2 million decrease in noninterest expense, a $4.0 million increase in noninterest income and a $0.7 million decrease in the Provision, partially offset by a $2.0 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment and decreases in operational losses and other charge-offs and regulatory assessment and fees, partially offset by an increase in brokers fees. The increase in noninterest income was primarily due to an increase in other service charges and fees, partially offset by a decrease in trust and investment services income. The decrease in the Provision allocated to the Retail Banking segment was primarily due to decreases in the provision for residential mortgage loans and commercial real estate loans. The increase in the provision for income taxes was primarily due to the increase in pretax income, partially offset by the allocation of the revaluation of the California deferred tax assets.

Commercial Banking.  Our Commercial Banking segment includes our corporate banking related products, commercial real estate loans, commercial lease financing, secured and unsecured lines of credit, automobile loans and auto dealer financing, business deposit products and credit cards that we provide primarily to middle market and large companies locally, nationally and internationally.

Net income for the Commercial Banking segment was $34.6 million for the three months ended September 30, 2025, a decrease of $2.2 million or 6% as compared to the same period in 2024. The decrease in net income for the Commercial Banking segment was primarily due to a $6.6 million decrease in net interest income and a $0.6 million decrease in noninterest income, partially offset by a $2.9 million decrease in the Provision, a $1.0 million decrease in the provision for income taxes and a $1.0 million decrease in noninterest expense. The decrease in net interest income was primarily due to lower loan and lease spreads and lower deposit spreads, partially offset by higher average deposit balances. The decrease in noninterest income was primarily due to a decrease in credit and debit card fees, partially offset by an increase in customer-related interest rate swap fees. The decrease in the Provision allocated to the Commercial Banking segment was primarily due to decreases in the provision for consumer loans, home equity lines and construction loans. The decrease in the provision for income taxes was primarily due to the decrease in pretax income. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment, partially offset by increases in supplies expense and contracted services and professional fees.

Net income for the Commercial Banking segment was $98.4 million for the nine months ended September 30, 2025, a decrease of $1.3 million or 1% as compared to the same period in 2024. The decrease in net income for the Commercial Banking segment was primarily due to a $15.7 million decrease in net interest income, partially offset by a $9.6 million decrease in noninterest expense and a $4.6 million decrease in the provision for income taxes. The decrease in net interest income was primarily due to lower loan and lease spreads and lower deposit spreads, partially offset by higher average deposit balances. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment and a decrease in regulatory assessment and fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income, in addition to the allocation of the revaluation of the California deferred tax assets.

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

Net loss for the Treasury and Other segment was $27.3 million for the three months ended September 30, 2025, compared to a net loss of $30.6 million for the same period in 2024. The decrease in net loss for the Treasury and Other segment was primarily due to a $10.1 million decrease in net interest expense and a $2.4 million increase in noninterest income, partially offset by a $4.6 million decrease in the benefit for income taxes, a $2.6 million increase in the Provision and a $2.1 million increase in noninterest expense. The decrease in net interest expense was primarily due to decreases in interest expense from borrowings and public deposits, higher average balances on interest-bearing deposits in other banks and an increase in net transfer pricing credits that reside in the Treasury and Other segment. The increase in noninterest income was primarily due an increase in BOLI income and a decrease in net losses recognized in income related to derivative contracts. The decrease in the benefit for income taxes was primarily due to the adjustments recorded in 2024 of certain liabilities assumed as a result of the Reorganization Transactions. The increase in the Provision was primarily due to increases in the provision for unfunded construction and home equity line commitments. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and increases in salaries and employee benefits expense, equipment expense and contracted services and professional fees, partially offset by a decrease in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions.

Net loss for the Treasury and Other segment was $81.5 million for the nine months ended September 30, 2025, compared to a net loss of $86.5 million for the same period in 2024. The decrease in net loss for the Treasury and Other segment was primarily due to a $28.0 million decrease in net interest expense and a $1.4 million increase in noninterest income, partially offset by a $12.0 million increase in noninterest expense and a $7.3 million decrease in the benefit for income taxes, in addition to a Provision of $3.4 million for the nine months ended September 30, 2025 compared to a negative Provision of $1.9 million for same period in 2024. The decrease in net interest expense was primarily due to decreases in interest expense from public deposits and borrowings, higher average balances on interest-bearing deposits in other banks and an increase in net transfer pricing credits that reside in the Treasury and Other segment, partially offset by lower average balances in investment securities. The increase in noninterest income was primarily due to an increase in BOLI income and a decrease in net losses recognized in income related to derivative contracts, partially offset by a decrease in insurance proceeds received. The increase in noninterest expense was primarily due to lower credit allocations to the Treasury and Other segment and increases in salaries and employee benefits expense, occupancy expense and equipment expense, partially offset by a decrease in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, in addition to decreases in operational losses and other charge-offs and regulatory assessment and fees. The decrease in the benefit for income taxes was partially due to the adjustments recorded in 2024 of certain liabilities assumed as a result of the Reorganization Transactions, in addition to the allocation of the revaluation of the California deferred tax assets. The increase in the Provision was primarily due to increases in the provision for unfunded construction, home equity line, commercial and industrial and commercial real estate commitments.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of September 30, 2025 and December 31, 2024, cash and cash equivalents were $1.9 billion and $1.2 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.0 billion and $3.6 billion as of September 30, 2025, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.8 billion as of December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, we maintained additional liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of September 30, 2025, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.7 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.4 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of September 30, 2025, we have borrowing capacity of $3.0 billion from the FHLB and $3.4 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.3 billion and $19.0 billion as of September 30, 2025 and December 31, 2024, respectively, which represented 93% of our total deposits as of both September 30, 2025 and December 31, 2024. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

We typically have contractual obligations representing required future payments on certificates of deposits, borrowings, noncancelable operating leases, postretirement benefit contributions, purchase obligations and funding commitments on low-income housing tax credit investments. Our short-term borrowings decreased from $250.0 million as of December 31, 2024 to nil as of September 30, 2025. See “ – Short-term Borrowings” for further details. Other than this change, there have been no material changes to the cash requirements from our current and long-term contractual obligations previously reported as of December 31, 2024. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next 12 months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $129.4 million and $98.7 million as of September 30, 2025 and December 31, 2024, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.1 billion and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2025, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2025, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2025.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2025, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2025, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of September 30, 2025 and December 31, 2024:

Investment Securities		Table 12
	September 30,	December 31,
(dollars in thousands)	2025	2024
Government agency debt securities	$—	$8,147
Mortgage-backed securities:
Residential - Government agency	31,834	35,859
Residential - Government-sponsored enterprises	775,441	738,113
Commercial - Government agency	191,167	196,125
Commercial - Government-sponsored enterprises	42,213	44,908
Commercial - Non-agency	121,410	22,083
Collateralized mortgage obligations:
Government agency	436,291	397,124
Government-sponsored enterprises	290,420	310,682
Collateralized loan obligations	97,941	173,475
Total available-for-sale securities	$1,986,717	$1,926,516

Government agency debt securities	$47,514	$49,267
Mortgage-backed securities:
Residential - Government agency	37,979	40,888
Residential - Government-sponsored enterprises	88,255	92,573
Commercial - Government agency	30,817	31,009
Commercial - Government-sponsored enterprises	1,094,959	1,114,549
Collateralized mortgage obligations:
Government agency	842,658	907,565
Government-sponsored enterprises	1,397,112	1,500,212
Debt securities issued by states and political subdivisions	54,894	54,587
Total held-to-maturity securities	$3,594,188	$3,790,650

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of September 30, 2025:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of September 30, 2025
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$7.7	4.53%	$15.4	5.01%	$9.5	2.83%	$—	—%	$32.6	4.26%	$31.8
Residential - Government-sponsored enterprises(2)	—	—	672.4	1.50	141.1	4.73	26.6	3.99	840.1	2.12	775.4
Commercial - Government agency(2)	1.0	2.53	208.5	1.89	30.0	1.79	—	—	239.5	1.88	191.2
Commercial - Government-sponsored enterprises(2)	8.9	3.39	33.8	1.31	1.1	5.29	—	—	43.8	1.83	42.2
Commercial - Non-agency	—	—	74.8	6.00	—	—	46.0	5.76	120.8	5.91	121.4
Collateralized mortgage obligations(2):
Government agency	0.5	1.54	113.0	3.46	346.7	2.34	15.7	4.89	475.9	2.69	436.3
Government-sponsored enterprises	0.1	1.76	198.8	1.95	128.7	1.94	—	—	327.6	1.95	290.4
Collateralized loan obligations	—	—	3.9	6.42	93.9	6.14	—	—	97.8	6.15	98.0
Total available-for-sale securities as of September 30, 2025	$18.2	3.77%	$1,320.6	2.11%	$751.0	3.18%	$88.3	5.07%	$2,178.1	2.61%	$1,986.7
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$25.1	1.33%	$22.4	1.84%	$47.5	1.57%	$43.9
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	—	—	38.0	2.16	38.0	2.16	33.2
Residential - Government-sponsored enterprises	—	—	—	—	73.1	1.60	15.1	1.55	88.2	1.59	76.9
Commercial - Government agency	—	—	6.1	1.68	24.7	2.06	—	—	30.8	1.99	22.9
Commercial - Government-sponsored enterprises	—	—	403.3	1.52	482.3	2.13	209.4	2.73	1,095.0	2.02	984.8
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	752.5	1.41	90.2	1.34	842.7	1.40	749.9
Government-sponsored enterprises	—	—	198.0	1.77	1,180.3	1.47	18.8	2.32	1,397.1	1.52	1,247.6
Debt securities issued by state and political subdivisions	—	—	—	—	26.8	2.15	28.1	2.39	54.9	2.27	50.7
Total held-to-maturity securities as of September 30, 2025	$—	—%	$607.4	1.60%	$2,564.8	1.59%	$422.0	2.25%	$3,594.2	1.67%	$3,209.9
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.6 billion as of September 30, 2025, a decrease of $136.3 million or 2% compared to December 31, 2024. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of September 30, 2025, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $3.0 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.4 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $97.9 million in collateralized loan obligations, $54.9 million in debt securities issued by states and political subdivisions and $47.5 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds).

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

Gross unrealized gains in our investment securities portfolio was $4.2 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively. Gross unrealized losses in our investment securities portfolio were $579.9 million and $792.7 million as of September 30, 2025 and December 31, 2024, respectively. The decrease in unrealized loss was primarily due to lower market interest rates as of September 30, 2025, relative to December 31, 2024, resulting in a higher valuation. Additionally, the decrease in unrealized loss positions were primarily related to our collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities, the fair value of which is sensitive to changes in market interest rates.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2025, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. Government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of September 30, 2025, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of September 30, 2025 and December 31, 2024, we held $10.1 million and $21.4 million in FHLB stock, respectively, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of September 30, 2025 and December 31, 2024:

Loans and Leases		Table 14
	September 30,	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,027,504	$2,247,428
Commercial real estate	4,513,706	4,463,992
Construction	881,462	918,326
Residential:
Residential mortgage	4,077,946	4,168,154
Home equity line	1,170,822	1,151,739
Total residential	5,248,768	5,319,893
Consumer	1,013,663	1,023,969
Lease financing	444,280	434,650
Total loans and leases	$14,129,383	$14,408,258

Total loans and leases were $14.1 billion as of September 30, 2025, a decrease of $278.9 million or 2% from December 31, 2024. The decrease in total loans and leases was primarily due to decreases in commercial and industrial loans, residential real estate loans, construction loans and consumer loans, partially offset by increases in commercial real estate loans and lease financing.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.0 billion as of September 30, 2025, a decrease of $219.9 million or 10% from December 31, 2024. This decrease was primarily due to decreases in the Shared National Credits Program portfolio of $148.1 million and automobile dealer flooring balances of $49.8 million.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.5 billion as of September 30, 2025, an increase of $49.7 million or 1% from December 31, 2024.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $881.5 million as of September 30, 2025, a decrease of $36.9 million or 4% from December 31, 2024.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. Since our transition from the London Interbank Offered Rate (“LIBOR”) in late 2021, we now offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Prior to this, we offered variable rate mortgage products based on LIBOR with interest rates that were subject to change every year after the first, third, fifth or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.2 billion as of September 30, 2025, a decrease of $71.1 million or 1% from December 31, 2024.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of September 30, 2025, a decrease of $10.3 million or 1% from December 31, 2024.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $444.3 million as of September 30, 2025, an increase of $9.6 million or 2% from December 31, 2024.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of September 30, 2025 by rate type:

Loans and Leases by Rate Type									Table 15
	September 30, 2025
	Adjustable Rate
				CME			Hybrid	Fixed
(dollars in thousands)	Treasury	SOFR	Prime	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$15,857	$331,475	$667,452	$739,190	$1,753,974	$17,953	$255,577	$2,027,504
Commercial real estate	—	461,901	455,657	2,145,723	990,930	4,054,211	133,294	326,201	4,513,706
Construction	—	108,206	59,694	614,739	10,243	792,882	4,182	84,398	881,462
Residential:
Residential mortgage	2,856	123,524	15,551	72,519	76,604	291,054	647,279	3,139,613	4,077,946
Home equity line	—	—	846	—	—	846	957,661	212,315	1,170,822
Total residential	2,856	123,524	16,397	72,519	76,604	291,900	1,604,940	3,351,928	5,248,768
Consumer	852	—	335,466	—	3,479	339,797	1,043	672,823	1,013,663
Lease financing	—	—	—	—	—	—	—	444,280	444,280
Total loans and leases	$3,708	$709,488	$1,198,689	$3,500,433	$1,820,446	$7,232,764	$1,761,412	$5,135,207	$14,129,383

% by rate type at September 30, 2025	1%	5%	8%	25%	13%	52%	12%	36%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2025 and December 31, 2024:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$872,665	$1,013,677	$127,768	$13,394	$2,027,504
Commercial real estate	2,562,301	1,591,498	359,907	—	4,513,706
Construction	362,708	500,092	18,662	—	881,462
Residential:
Residential mortgage	3,923,830	2,590	151,526	—	4,077,946
Home equity line	1,123,245	—	47,577	—	1,170,822
Total residential	5,047,075	2,590	199,103	—	5,248,768
Consumer	668,873	34,506	306,925	3,359	1,013,663
Lease financing	249,329	173,843	21,108	—	444,280
Total Loans and Leases	$9,762,951	$3,316,206	$1,033,473	$16,753	$14,129,383
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$923,762	$1,205,251	$103,726	$14,689	$2,247,428
Commercial real estate	2,532,545	1,537,878	393,569	—	4,463,992
Construction	365,346	526,674	26,306	—	918,326
Residential:
Residential mortgage	4,017,261	2,631	148,262	—	4,168,154
Home equity line	1,106,228	259	45,252	—	1,151,739
Total residential	5,123,489	2,890	193,514	—	5,319,893
Consumer	672,202	36,956	311,281	3,530	1,023,969
Lease financing	236,827	181,904	15,919	—	434,650
Total Loans and Leases	$9,854,171	$3,491,553	$1,044,315	$18,219	$14,408,258
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of September 30, 2025:

Maturities for Loan and Lease Portfolio(1)					Table 18
	September 30, 2025
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$831,565	$856,580	$250,492	$88,867	$2,027,504
Commercial real estate	1,014,374	2,118,887	1,373,439	7,006	4,513,706
Construction	345,509	374,555	139,900	21,498	881,462
Residential:
Residential mortgage	10,829	58,884	385,302	3,622,931	4,077,946
Home equity line	21,260	91,521	86,433	971,608	1,170,822
Total residential	32,089	150,405	471,735	4,594,539	5,248,768
Consumer	104,826	699,850	208,987	—	1,013,663
Lease financing	27,131	211,645	96,624	108,880	444,280
Total Loans and Leases	$2,355,494	$4,411,922	$2,541,177	$4,820,790	$14,129,383

Total of loans and leases with:
Adjustable interest rates	$2,137,504	$3,293,732	$1,564,563	$236,965	$7,232,764
Hybrid interest rates	49,976	143,225	94,733	1,473,478	1,761,412
Fixed interest rates	168,014	974,965	881,881	3,110,347	5,135,207
Total Loans and Leases	$2,355,494	$4,411,922	$2,541,177	$4,820,790	$14,129,383
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2025 and December 31, 2024:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2025	2024
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,084	$329
Commercial real estate	3,089	411
Construction	904	—
Lease financing	169	—
Total Commercial Loans	5,246	740
Residential Loans:
Residential mortgage	16,702	12,768
Home equity line	8,385	7,171
Total Residential Loans	25,087	19,939
Consumer	600	—
Total Non-Accrual Loans and Leases	30,933	20,679
Total Non-Performing Assets	$30,933	$20,679

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$633	$1,432
Construction	2,063	536
Total Commercial Loans	2,696	1,968
Residential mortgage	627	1,317
Consumer	2,566	2,734
Total Accruing Loans and Leases Past Due 90 Days or More	$5,889	$6,019

Total Loans and Leases	$14,129,383	$14,408,258

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.22%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.22%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.26%	0.19%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2025 and 2024:

Non-Performing Assets		Table 20
	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Balance at beginning of period	$20,679	$18,595
Additions	17,802	8,311
Reductions
Payments	(4,994)	(6,234)
Return to accrual status	(2,110)	(1,834)
Sales of other real estate owned	—	(75)
Charge-offs/write-downs	(444)	(929)
Total Reductions	(7,548)	(9,072)
Balance at end of period	$30,933	$17,834

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

Total NPAs were $30.9 million as of September 30, 2025, an increase of $10.3 million or 50% from December 31, 2024. The ratio of our NPAs to total loans and leases and OREO was 0.22% and 0.14% as of September 30, 2025 and December 31, 2024, respectively.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2025, residential mortgage non-accrual loans were $16.7 million, an increase of $3.9 million or 31% from December 31, 2024. This increase was due to additions totaling $7.8 million, partially offset by payments of $2.1 million and returns to accrual status of $1.8 million. As of September 30, 2025, our residential mortgage non-accrual loans were comprised of 56 loans with a weighted average current LTV ratio of 51%, compared to 49 loans with a weighted average LTV ratio of 44% as of December 31, 2024.

As of September 30, 2025, home equity line non-accrual loans were $8.4 million, an increase of $1.2 million or 17% from December 31, 2024. This increase was due to additions totaling $3.8 million, partially offset by payments of $2.2 million,  returns to accrual status of $0.3 million and charge-offs of $0.1 million.

As of September 30, 2025, commercial real estate non-accrual loans were $3.1 million, an increase of $2.7 million from December 31, 2024. This increase was due to additions totaling $3.0 million, partially offset by payments of $0.3 million. Most of the increase was due to an addition of a single commercial real estate non-accrual loan during the second quarter that is well secured with a current LTV ratio of 62% as of September 30, 2025.

As of September 30, 2025, commercial and industrial non-accrual loans were $1.1 million, an increase of $0.8 million from December 31, 2024. This increase was due to additions totaling $1.2 million, partially offset by charge-offs of $0.4 million.

As of September 30, 2025, construction non-accrual loans were $0.9 million, an increase of $0.9 million or 100% from December 31, 2024. This increase was due to additions totaling $1.3 million, partially offset by payments of $0.4 million.

As of September 30, 2025, consumer non-accrual loans were $0.6 million, an increase of $0.6 million or 100% from December 31, 2024. This increase was due to an addition of a single consumer non-accrual loan of $0.6 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both September 30, 2025 and December 31, 2024, there was no OREO held.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $5.9 million as of September 30, 2025, a decrease of $0.1 million or 2% from December 31, 2024. This decrease was due to decreases in commercial and industrial loans of $0.8 million, residential mortgage loans of $0.7 million and consumer loans of $0.1 million, partially offset by an increase in construction loans of $1.5 million that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$201,172	$193,930	$193,240	$192,138
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(1,106)	(1,178)	(3,253)	(2,764)
Commercial real estate	—	(400)	—	(400)
Lease financing	(580)	—	(662)	—
Total Commercial Loans	(1,686)	(1,578)	(3,915)	(3,164)
Home equity line	—	—	(30)	—
Consumer	(4,719)	(4,192)	(14,287)	(13,228)
Total Loans and Leases Charged-Off	(6,405)	(5,770)	(18,232)	(16,392)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	410	160	1,009	621
Commercial real estate	—	—	251	—
Total Commercial Loans	410	160	1,260	621
Residential Loans:
Residential mortgage	14	31	143	89
Home equity line	26	86	122	242
Total Residential Loans	40	117	265	331
Consumer	1,749	1,560	5,433	5,199
Total Recoveries on Loans and Leases Previously Charged-Off	2,199	1,837	6,958	6,151
Net Loans and Leases Charged-Off	(4,206)	(3,933)	(11,274)	(10,241)
Provision for Credit Losses	4,500	7,400	19,500	15,500
Balance at End of Period	$201,466	$197,397	$201,466	$197,397
Components:
Allowance for Credit Losses	$165,269	$163,700	$165,269	$163,700
Reserve for Unfunded Commitments	36,197	33,697	36,197	33,697
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$201,466	$197,397	$201,466	$197,397
Average Loans and Leases Outstanding	$14,209,282	$14,304,806	$14,269,030	$14,325,065
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.12%	0.11%	0.11%	0.10%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.17%	1.15%	1.17%	1.15%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	5.34x	9.18x	5.34x	9.18x
(1)	Annualized for the three and nine months ended September 30, 2025 and 2024.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2025 and December 31, 2024:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	September 30, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$19,084	0.94%	14.35%
Commercial real estate	38,840	0.86	31.95
Construction	8,388	0.95	6.24
Lease financing	2,515	0.57	3.14
Total commercial	68,827	0.87	55.68
Residential mortgage	37,731	0.93	28.86
Home equity line	11,384	0.97	8.29
Total residential	49,115	0.94	37.15
Consumer	47,327	4.67	7.17
Total	$165,269	1.17%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$16,332	0.73%	15.60%
Commercial real estate	40,624	0.91	30.98
Construction	8,570	0.93	6.37
Lease financing	2,269	0.52	3.02
Total commercial	67,795	0.84	55.97
Residential mortgage	39,230	0.94	28.93
Home equity line	10,205	0.89	7.99
Total residential	49,435	0.93	36.92
Consumer	43,163	4.22	7.11
Total	$160,393	1.11%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and nine months ended September 30, 2025 and 2024:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial and industrial	0.13%	0.19%	0.14%	0.13%
Commercial real estate	—	0.04	(0.01)	0.01
Construction	—	—	—	—
Lease financing	0.54	—	0.20	—
Total commercial	0.06	0.07	0.04	0.04
Residential mortgage	—	—	—	—
Home equity line	(0.01)	(0.03)	(0.01)	(0.03)
Total residential	—	(0.01)	(0.01)	(0.01)
Consumer	1.16	1.01	1.16	1.01
Total loans and leases	0.12%	0.11%	0.11%	0.10%
(1)	Annualized for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the ACL was $165.3 million or 1.17% of total loans and leases outstanding, compared with an ACL of $160.4 million or 1.11% of total loans and leases outstanding as of December 31, 2024. The reserve for unfunded commitments was $36.2 million as of September 30, 2025, compared to $32.8 million as of December 31, 2024.

Net charge-offs of loans and leases were $4.2 million or 0.12% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2025, compared to net charge-offs of $3.9 million or 0.11% for the three months ended September 30, 2024. Net charge-offs in our commercial lending portfolio were $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. Net recoveries in our residential lending portfolio were nil and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Net charge-offs in our consumer lending portfolio were $3.0 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $11.3 million or 0.11% of total average loans and leases on an annualized basis, for the nine months ended September 30, 2025, compared to $10.2 million or 0.10% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2024. Net charge-offs in our commercial lending portfolio were $2.7 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. Net recoveries in our residential lending portfolio were $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. Net charge-offs in our consumer lending portfolio were $8.9 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of September 30, 2025 and December 31, 2024. Furthermore, as of September 30, 2025, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both September 30, 2025 and December 31, 2024. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and nine months ended September 30, 2025. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $808.6 million as of September 30, 2025, a decrease of $23.4 million or 3% from December 31, 2024. The decrease in other assets was primarily due to decreases of $26.1 million in prepaid assets, $11.3 million in FHLB stock and $6.1 million in current tax receivables and deferred tax assets. This was partially offset by an increase of $24.1 million in low-income housing tax credit (“LIHTC”) investments.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2025 and December 31, 2024:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2025	2024
U.S.:
Demand	$6,000,377	$6,169,833
Savings	6,124,202	5,498,043
Money Market	3,504,985	3,636,586
Time	2,959,999	2,878,968
Foreign(1):
Demand	781,795	805,315
Savings	566,934	523,321
Money Market	369,629	390,748
Time	421,636	419,402
Total Deposits(2)	$20,729,557	$20,322,216
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.3 billion as of September 30, 2025, an increase of $527.3 million or 69% compared to December 31, 2024.

Total deposits were $20.7 billion as of September 30, 2025, an increase of $407.3 million from December 31, 2024. The increase in deposit balances stemmed primarily from a $409.7 million increase in public savings deposit balances and a $260.1 million increase in non-public savings deposit balances. These increases were partially offset by a $223.8 million decrease in non-public demand deposit balances and a $213.8 million decrease in non-public money market deposit balances.

As of September 30, 2025 and December 31, 2024, the amount of deposits that exceeded FDIC insurance limits were estimated to be $10.4 billion, or 50% of total deposits, and $9.9 billion, or 49% of total deposits, respectively. At September 30, 2025 and December 31, 2024, the Company had $1.3 billion and $0.8 billion, respectively, of public deposits, all of which were fully collateralized with investment securities. As of September 30, 2025 and December 31, 2024, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.1 billion, or 44% of total deposits, and $9.2 billion, or 45% of total deposits, respectively. As of September 30, 2025 and December 31, 2024, deposit accounts above $250,000 were $12.2 billion and $11.6 billion, respectively. Deposit balances over $250,000 in corporate operating accounts were $2.1 billion as of both September 30, 2025 and December 31, 2024.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of September 30, 2025:

Uninsured Time Deposits	Table 26
(dollars in thousands)	September 30, 2025
Three months or less	$547,714
Over three through six months	509,244
Over six through twelve months	198,137
Over twelve months	16,057
Total(1)	$1,271,152
(1)	Includes $182.7 million in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of September 30, 2025, the Company held no short-term borrowings. As of December 31, 2024, the Company’s short-term borrowings consisted of $250.0 million in short-term FHLB fixed-rate advances with a weighted average interest rate of 4.16% that matured in September 2025.

As of September 30, 2025 and December 31, 2024, the Company had a remaining line of credit of $3.0 billion and $2.8 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both September 30, 2025 and December 31, 2024.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $84.3 million as of September 30, 2025, a decrease of $1.7 million or 2% from December 31, 2024. This decrease was due to payments of $6.1 million, partially offset by net periodic benefit costs for the nine months ended September 30, 2025 of $4.4 million.

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

As of September 30, 2025, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since September 30, 2025 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 13.24% as of September 30, 2025, an increase of 44 basis points from December 31, 2024. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2025 and a decrease in risk-weighted assets, partially offset by the dividends declared and paid to the Company’s stockholders and common stock repurchased.

FHI's Regulatory Capital		Table 27
	September 30,	December 31,
(dollars in thousands)	2025	2024
Stockholders' Equity	$2,733,921	$2,617,486
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(388,149)	(463,994)
Tax credit carryforward	1,510	2,050
Common Equity Tier 1 Capital and Tier 1 Capital	$2,125,068	$2,083,938
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	200,596	193,240
Total Capital	$2,325,664	$2,277,178
Risk-Weighted Assets	$16,046,829	$16,281,101

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.24%	12.80%
Tier 1 Capital Ratio	13.24%	12.80%
Total Capital Ratio	14.49%	13.99%
Tier 1 Leverage Ratio	9.16%	9.14%

Total stockholders’ equity was $2.7 billion as of September 30, 2025, an increase of $116.4 million or 4% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the period of $206.3 million and other comprehensive income, net of tax, of $75.8 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $97.8 million and common stock repurchased of $74.0 million during the nine months ended September 30, 2025.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 2,980,480 shares at a total cost of $74.0 million during the nine months ended September 30, 2025. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on November 28, 2025 to shareholders of record at the close of business on November 17, 2025.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2025, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $392,000 at September 30, 2025. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. All lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the 12 months subsequent to September 30, 2025 and December 31, 2024, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2025 and December 31, 2024 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	September 30, 2025	December 31, 2024
Gradual Change in Interest Rates (basis points)
+200	3.4%	3.1%
+100	1.7	1.6
+50	0.9	0.8
(50)	(0.9)	(0.8)
(100)	(1.7)	(1.6)

Immediate Change in Interest Rates (basis points)
+200	6.4%	6.2%
+100	3.2	3.2
+50	1.6	1.6
(50)	(1.6)	(1.6)
(100)	(3.4)	(3.3)

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

Under the static balance sheet forecast as of September 30, 2025, our net interest income sensitivity profile is slightly higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2024. The sensitivity outcome described above is primarily due to the impact of holding a larger federal funds position as of September 30, 2025 as compared with December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 contains a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
July 1, 2025 through July 31, 2025	56,000	$24.87	56,000	$48,607,064
August 1, 2025 through August 31, 2025	601,459	24.56	601,459	33,833,175
September 1, 2025 through September 30, 2025	306,500	25.69	306,500	25,959,135
Total	963,959	$24.94	963,959
(1)	There were no shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended September 30, 2025.
(2)	On January 29, 2025, the Company announced a stock repurchase program for up to $100 million of its outstanding common stock during 2025. As of September 30, 2025, $26.0 million remained of the $100 million total repurchase amount authorized under the stock repurchase program for 2025. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of future stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Date: November 3, 2025		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer