Form 10-K
period 2025-12-31
FIRST HAWAIIAN, INC.
filed 2026-02-27
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $3.1 billion, based on the closing sale price of $24.96 as reported on the NASDAQ Global Select Market.

As of February 13, 2026, there were 122,689,256 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Hawaiian, Inc. Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed within 120 days of First Hawaiian, Inc.’s fiscal year ended December 31, 2025.

FIRST HAWAIIAN, INC.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.  BUSINESS

The disclosures set forth in this item are qualified by Item 1a. Risk Factors and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

General

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). References to “we,” “our,” “us,” or the “Company” refer to the Parent and its wholly-owned subsidiary, FHB, for purposes of discussion in this Annual Report on Form 10-K.

FHI is a bank holding company incorporated in the state of Delaware and headquartered in Honolulu, Hawaii. Our wholly-owned bank subsidiary, FHB, was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. As of December 31, 2025, FHB is the largest bank headquartered in Hawaii as measured by loans and leases and net income. As of December 31, 2025, we had $14.3 billion of gross loans and leases and $2.8 billion of stockholders’ equity. We generated $276.3 million of net income or diluted earnings per share of $2.20 for the year ended December 31, 2025.

Through the Bank, we operate a network of 49 branches in Hawaii (45 branches), Guam (3 branches) and Saipan (1 branch). We provide a diversified range of banking services to consumer and commercial customers, including deposit products, lending services and wealth management and trust services. Through our distribution channels, we offer a variety of deposit products to our customers, including checking and savings accounts and other types of deposit accounts. We offer comprehensive commercial banking services to middle market and large Hawaii-based businesses with strong balance sheets and high-quality collateral. We provide commercial and industrial lending, including auto dealer flooring, commercial real estate and construction lending. We also offer comprehensive consumer lending services focused on residential real estate lending, indirect auto financing and other consumer loans to individuals and small businesses through our branch, online and mobile distribution channels. Our wealth management business provides an array of trust services, private banking and investment management services. We also offer consumer and commercial credit cards and merchant processing.

We seek to develop comprehensive, long-term banking relationships by offering a diverse array of products and services, cross-selling those products and services and delivering high quality customer service. Our service culture and emphasis on repeat positive customer experiences are integral to our banking strategy and exemplified by our longstanding customer relationships.

We operate our business through two operating segments: Retail Banking and Commercial Banking. All other activities, including Treasury, are reported in Corporate/Other. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Analysis of Business Segments” and “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Human Capital Resources

As of December 31, 2025, we had over 2,000 employees, which included full time employees, part time employees and temporary employees, primarily located in our key markets of Hawaii, Guam and Saipan. As of December 31, 2025, the average tenure of employees at our Company is 11.7 years.

The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting and engaging with its workforce is key to meeting evolving corporate and customer needs. Through ongoing employee development, fostering an inclusive workforce and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives. We believe our relationship with our employees to be generally good. None of our employees are parties to a collective bargaining agreement and we do not expect a significant change in the number of our employees in the near future.

Training and Development

Learning and development are foundational to our purpose as an institution. We invest in attracting, developing and retaining the best talent. Our innovative talent development and employee learning courses are woven into our strategy and corporate culture. As of the date of this report, we offer 10 leadership development programs in total and over 20,000 professional development courses for employees through an Online Learning Center.

Health, Safety and Wellness

We recognize that each employee’s benefit needs may differ and have designed our benefits program to be flexible. We offer healthcare options for employees aimed at reducing out-of-pocket costs. Additionally, the Bank provides hand-sanitizing stations within our facilities. The Company will continue to monitor and take measures that it considers to be appropriate to protect the safety and health of its employees.

Our Products and Services

The Bank is a community bank focused on building relationships with our customers. We provide a variety of deposit accounts and lending services to commercial and consumer customers, as well as credit card products, wealth management services and merchant processing services. We offer a comprehensive range of commercial lending services including commercial and industrial lending, auto dealer flooring, commercial real estate lending and construction lending. Our primary consumer lending services are mortgage lending, auto finance, small business loans, personal installment loans and credit cards. Our wealth management business offers individuals investment and financial planning services, insurance protection, trust and estate services and private banking.

Competition

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies, insurance companies, other financial institutions, money market funds, hedge funds, and private equity and credit firms operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. Competition among providers of financial products and services continues to increase, with consumers and businesses having the opportunity to select from a growing variety of traditional and nontraditional alternatives, such as Private Credit/Direct lenders. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks, such as financial technology firms, to offer products and services traditionally provided by banks, such as automatic transfers and automatic payment systems, without the need of physical branches. In addition, the Company’s ability to continue to compete effectively also depends on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs.

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

Acquisitions by Bank Holding Companies

The BHC Act, the Bank Merger Act, the Hawaii Code and other federal and state statutes regulate acquisitions of bank holding companies, banks and other FDIC-insured depository institutions. The Company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the applicant’s financial condition and future prospects, including current and projected capital ratios and levels, the managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with applicable laws, including fair housing and other consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities. Failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. In addition, the federal bank regulators will consider the extent to which a proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

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

Payment of Dividends and Common Stock Repurchases by FHI. As a bank holding company, FHI is subject to oversight by the Federal Reserve. In particular, the dividend policies and share repurchases of the Company are reviewed by the Federal Reserve and will be assessed against, among other things, FHI’s ability to achieve the required capital ratios under applicable capital rules (including the applicable capital conservation buffer). See “— Regulatory Capital Requirements” below. In addition, the Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve guidance also directs bank holding companies to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid.

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

On July 27, 2023, the federal banking regulators proposed revisions to the Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to FHI or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The federal banking regulators have indicated that they expect to issue a revised proposal in 2026.

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

As of December 31, 2025, the Bank met all capital ratio requirements to be well-capitalized with both a CET1 capital ratio and a Tier 1 capital ratio of 13.10%, total capital ratio of 14.35% and Tier 1 leverage ratio of 9.22%, in each case calculated under the Capital Rules.

The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as FHI, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company meets all capital ratio requirements to be well-capitalized under the Federal Reserve’s regulations, and, although the prompt corrective action provisions apply only to depository institutions and not to bank holding companies, if the provisions applied to bank holding companies, the Company would meet all capital ratio requirements to be well-capitalized. As of December 31, 2025, the Company’s CET1 capital ratio and Tier 1 capital ratio were each 13.17%, its total capital ratio was 14.42%, and its Tier 1 leverage ratio was 9.27%, in each case calculated under the Capital Rules. For more information on the Company’s and the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition — Capital” and “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments were to be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points.

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

In October 2023, the Federal Reserve proposed amendments to its rules on interchange fees. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as FHB, for processing electronic payment transactions. If adopted as proposed, the proposed rule would lower the maximum permissible interchange fee that issuers may collect.

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including the Company, is uncertain.

The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards than established by federal law. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or results of operations. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

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

In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020 and the Colorado Privacy Act and Virginia Consumer Data Protection Act were enacted in 2021. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

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

In August 2024, Financial Crimes Enforcement Network (“FinCEN”), which drafts and enforces regulations implementing the BSA and other anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers. In December 2025, FinCEN delayed the effective date of the rule to January 1, 2028 in part to allow FinCEN to review the rule.

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

Climate-Related and Other ESG Developments

In recent years, certain lawmakers and regulators in and outside the United States have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, several states have enacted or proposed statutes or regulations addressing climate change and other ESG issues. On the other hand, certain states have enacted or proposed “anti-ESG” statutes or regulations that prohibit financial institutions from denying or canceling products or services to a person, or otherwise discriminating against a person in making available products or services, on the basis of social credit scores and certain other factors. Additionally, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

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

Market Risks

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in Hawaii, Guam and Saipan in particular.
•	Inflationary pressures could pose a risk to the economy and the financial performance of the Bank.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.
•	Our business is subject to risk arising from conditions in the commercial real estate market.
•	Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.
•	Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•	The value of the investment securities we own may decline in the future.
•	Impairment of goodwill may adversely impact future results of operations.

Credit Risks

•	Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.
•	We might underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we reserve for loan and lease losses.

Liquidity Risks

•	Loss of deposits could increase our funding costs.
•	Our liquidity is dependent on dividends from First Hawaiian Bank.

Operational Risks

•	Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
•	We may not be able to attract and retain key personnel and other skilled employees.
•	If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
•	We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•	The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and repossessed personal property may not accurately describe the net value of the asset.
•	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•	The development and use of AI present risks and challenges that may adversely impact our business.
•	Employee misconduct or mistakes could expose us to significant legal liability and reputational harm.
•	We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
•	Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•	We are subject to a variety of risks in connection with any sale of loans we may conduct.
•	Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.
•	We depend on the accuracy and completeness of information about customers and counterparties.
•	Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, and actual results may differ from these estimates.
•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Strategic Risks

•	Geographic concentration in our existing markets may unfavorably impact our operations.
•	We operate in a highly competitive industry and market area.
•	New lines of business, products, product enhancements or services may subject us to additional risks.
•	We have dealer-centric automotive finance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
•	We continually encounter technological change.

Legal, Regulatory and Compliance Risks

•	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.
•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.
•	We may not pay dividends on our common stock in the future.
•	Rulemaking changes implemented by the CFPB have in the past resulted and may in the future result in higher regulatory and compliance costs that may adversely affect our results of operations.
•	Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
•	Increases in FDIC insurance premiums may adversely affect our earnings.
•	Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
•	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•	Differences in regulation can affect our ability to compete effectively.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•	We may be subject to litigation risk pertaining to our fiduciary responsibilities.

Other Risks Affecting Our Business

•	Severe weather, hurricanes, tsunamis, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.
•	Climate-related physical and transition risks could have a material negative impact on us and our customers, and divergent and evolving laws and regulations and stakeholder expectations regarding climate-related matters may subject us to additional, different and potentially conflicting requirements and expectations and result in higher regulatory and compliance and other risks and costs.
•	We may be subject to unexpected income tax liabilities in connection with the Reorganization Transactions. BWHI is required to pay us for any unexpected income tax liabilities that arise in connection with the Reorganization Transactions. However, in the event that BWHI does not satisfy its payment obligations, we could be subject to significantly higher federal and/or state and local income tax liabilities than currently anticipated.

Risks Related to Our Common Stock

•	Our stock price may be volatile, and you could lose part or all of your investment as a result.
•	Future sales and issuances of our common stock, including sales as part of our equity-based compensation plans, could result in dilution of the percentage ownership of our stockholders and could lower our stock price.
•	Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

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

Commercial lending represents approximately 56% of our total loan and lease portfolio as of December 31, 2025, and we generally make loans to small to mid-sized businesses whose financial performance depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may expose us to greater credit risks. We also engage in mortgage lending and automobile financing, as well as other forms of consumer lending. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans or the value of the collateral underlying their loans and consequently, adversely affect our financial condition and performance.

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

U.S. global trade policies, including the imposition of tariffs and uncertainty surrounding the resolution of trade disputes, or renewal of trade agreements, with various countries, may cause inflation to rise and ultimately affect interest rates. In addition, federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. A prolonged or repeated shutdown of the U.S. federal government could adversely affect our business, financial condition, liquidity, and results of operations. A U.S. federal government shutdown may also impair the financial capacity of borrowers who depend on federal salaries, contracts, reimbursements, or benefit programs, including government employees, federal contractors, and recipients of government-funded services. Reduced or delayed income to these borrowers could increase delinquencies, reduce loan demand, negatively affect deposit inflows, and increase our credit risk exposure. In addition, disruptions to federal economic data releases or fiscal operations may create volatility in financial markets, affecting interest rates, liquidity conditions, and the valuation of securities in our investment portfolio.

Downgrades in sovereign credit ratings by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Unfavorable changes related to these national economic and political conditions may also result in increased delinquencies and defaults among borrowers in light of economic uncertainty, which could require us to charge off a higher percentage of loans and increase the provision for credit losses, ultimately reducing our net income.

Inflationary pressures could pose a risk to the economy and the financial performance of the Bank.

In recent periods, there have been significant changes in inflationary conditions due to, among other factors, global supply chain disruptions, changes in the labor market and geopolitical tensions. Higher commodity prices, labor shortages and supply chain disruptions, have also contributed, and may in the future contribute, to inflationary pressures, which could, in turn, adversely affect the U.S. economy, the demand for our products and creditworthiness of our borrowers. Volatility and uncertainty related to inflation and the effects of inflation may enhance or contribute to some of the risks of our business, including through increasing costs, negatively affecting economic growth or impacting asset values or customer defaults. Higher rates could result in deposit outflows or higher deposit costs. These inflationary pressures could adversely impact our business, financial position and results of operations.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2025, our real estate loans represented approximately $10.7 billion, or 75% of our total loan and lease portfolio. Our real estate loans consist primarily of residential loans, including home equity loans (representing 37% of our total loan and lease portfolio) and commercial and construction loans (representing 38% of our total loan and lease portfolio), with the significant majority of these loans concentrated in Hawaii. Real property values in Hawaii may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions generally. Declines in real property prices, including prices for homes and commercial properties, in Hawaii, Guam or Saipan could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services generally.

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

As of December 31, 2025, our commercial real estate loans represented approximately $4.6 billion or 32% of our total loan and lease portfolio. Commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite and are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. As payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate markets have been particularly impacted by a reduced demand for office space driven by the implications of hybrid work arrangements. Accordingly, federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Concentrated exposures to certain asset classes and individual obligors may unfavorably impact our operations.

We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency, such as commercial real estate lending and dealer financing. In management’s judgment, our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. Additionally, we have cultivated relationships with market leaders that result in relatively larger exposures to select single obligors than would be typical for an institution of our size in a larger operating market. For example, our top five dealer relationships represented approximately 40% of our outstanding dealer flooring commitments as of December 31, 2025. The failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

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

Interest rates in the United States have been volatile in recent years. When interest rates rise, such as during 2022 and 2023, we can generally be expected to earn higher net interest income. However, higher interest rates can also lead to fewer originations of loans, less liquidity in the financial markets, and higher funding costs, each of which could adversely affect our revenues, liquidity and capital levels. Higher interest rates can also negatively affect the payment performance on loans that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing us to incur losses and increased operational costs related to servicing a higher volume of delinquent loans. When interest rates decline, such as during the end of 2024, we have experienced, and could in the future experience, fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets.

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

As of December 31, 2025, we had $6.5 billion of noninterest-bearing demand deposits and $14.0 billion of interest-bearing deposits. If market conditions were to change, including as a result of monetary policy or the competitive environment, in a manner that caused us to offer higher interest rates on core deposit accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these deposits, our deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

The value of the investment securities we own may decline in the future.

As of December 31, 2025, we owned investment securities with a carrying value of $5.6 billion, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available-for-sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to recognize losses in future periods, which could adversely affect our business, results of operations or financial condition. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Impairment of goodwill may adversely impact future results of operations.

Accounting standards require that we account for certain acquisitions using a method that could result in goodwill. If the purchase price of the acquired company exceeds the fair value of the acquired net assets, the excess will be included in our consolidated balance sheet as goodwill. Goodwill was $995.5 million as of both December 31, 2025 and 2024. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Evaluations may be based on many factors, some of which are the price of our common stock, discounted cash flow projections and data from comparable market acquisitions. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. Future evaluations of goodwill may result in the impairment and write-down of our goodwill balance which could have a material adverse impact on our earnings and adversely affect our operating results.

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

Although our management has established an ACL it believes is adequate, we could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, such as growth in our loan and lease portfolio, changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing ACL might occur. Losses in excess of the existing ACL will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers would generate increased charge-offs and a need for higher reserves. While we believe that our ACL was adequate as of December 31, 2025, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings.

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

Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2025, we had $20.5 billion in deposits. Deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. In addition, if the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, and results of operations. For example, we could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding the financial services industry generally, a subset of financial institutions, or the Company specifically. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. Further, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly. Any such withdrawals could result in higher funding costs for us as we lose a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect our liquidity, financial condition, and results of operations.

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

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to material risks, such as credit, operational and legal risks. Our risk management methods may prove to be ineffective due to their design, their implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators. Our techniques for managing the risks we face may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses and fair value measurements. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided; or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2025, see “Note 1. Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies, insurance companies, other financial institutions, money market funds, hedge funds, and private equity and credit firms operating within or near the areas we serve. Additionally, certain large banks headquartered on the U.S. mainland and large community banking institutions target the same customers we do. Competition among providers of financial products and services continues to increase, with consumers and businesses having the opportunity to select from a growing variety of traditional and nontraditional alternatives, such as Private Credit/Direct lenders. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in automation, AI and robotics, could significantly affect the competition for financial services. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. We continue to face increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other firms competing in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and/or pay higher wages for new employees, which may result in lower net interest margins and reduced profitability.

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

We expect that our business will remain subject to extensive regulation and supervision and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in state and federal political bodies and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the financial services industry). We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. In addition, we face significant regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, changes in key personnel at the agencies that regulate the Company, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than previously experienced. New regulations and modifications to existing regulations and supervisory expectations have increased, and may in the future increase, our costs over time, result in decreased revenues and net income, reduce our ability to compete effectively (particularly with non-bank financial institutions that may not be subject to the same laws and regulations), make it less attractive for us to continue providing certain products and services, or require changes to our existing regulatory compliance and risk management structure. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways. Changes in regulators and political bodies in the U.S. have added additional uncertainty with respect to new laws or regulations or changes in the interpretations or enforcement of existing laws or regulations, including potential deregulation in some areas. In addition, litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

The content and application of laws and regulations applicable to financial institutions vary according to the size of the institution, the jurisdictions in which the institution is organized and operates and other factors. Some of our competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of private creditors and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. Other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products.

Recent regulatory changes have reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels.

In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers, as well as advances in automation, could significantly affect competition for financial services. In July 2025, President Trump signed into law the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, resulting in deposit withdrawals. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act requires the U.S. Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.

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

Climate-related physical and transition risks could have a material negative impact on us and our customers, and divergent and evolving laws and regulations and stakeholder expectations regarding climate-related matters may subject us to additional, different and potentially conflicting requirements and expectations and result in higher regulatory and compliance and other risks and costs.

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate-related physical and transition risks. Climate-related risks present both immediate and long-term risks to us and our customers and these risks may increase over time. Climate-related risks present multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate-related risks; (iii) legal, regulatory and compliance risks arising from the policy, legal and regulatory changes associated with the transition to a less carbon-dependent economy; and (iv) risk of harm to our brand from stakeholder concerns about our practices related to climate-related risks, our carbon footprint and our decision to change or continue to maintain our business relationships with customers who operate in carbon-intensive industries, and from negative public opinion related to any of our actual or perceived actions or inaction in response to climate-related risks and our climate strategy.

For instance, we and our customers are exposed to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. As our primary markets are located on islands in the Pacific Ocean, they may be particularly susceptible to certain of these risks or other climate-related risks, including those relating to rising sea levels. Such events and long-term shifts may result in destruction or impairment of properties, disruptions to business operations, or reduced availability or increased price of insurance and may have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks. Furthermore, we would be exposed to a great deal of uncertainty when recovering from such events, including the time it will take to rebuild physically and economically and the amounts of insurance coverage or government assistance available to our affected customers.

The Company may also become subject to new and/or more stringent climate-related legal and regulatory requirements, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any such laws or regulations. Ongoing legislative or regulatory uncertainties and changes regarding, climate risk management and practices may also subject us to different and potentially conflicting requirements in the various jurisdictions in which we operate. New regulations or guidance, or the attitudes of regulators, shareholders and employees regarding climate-related matters, may affect the activities in which the Company engages and the products that the Company offers. Climate-related risks are continuing to evolve rapidly, making it difficult to assess the effects of such risks on the Company, and the Company expects that climate-related risks will continue to evolve and may increase over time. If our actual or perceived action or inaction in response to these climate change-related risks are, or are perceived to be, ineffective or insufficient, or if we participate in, or decide not to participate in, certain industries or activities perceived to be associated with causing or exacerbating climate-related risks, we could be subject to enforcement and other supervisory or government actions, reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. As of February 13, 2026, we had a total of 122,689,256 shares of common stock outstanding.

We also issue shares of common stock as part of our employee and non-employee director compensation programs. We currently maintain the First Hawaiian, Inc. 2025 Omnibus Incentive Compensation Plan, the Amended & Restated 2016 Non-Employee Director Plan and the Employee Stock Purchase Plan, pursuant to which plans we may issue our common stock. In addition, we maintain the First Hawaiian, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan” and, together with the other plans listed in the preceding sentence, the “Equity Compensation Plans”). Though we may not make further equity awards under the 2016 Plan, we have unvested equity awards that remain outstanding under such plan. Collectively, we have 5,294,029 shares of common stock available for future grants that could be issued pursuant to the Equity Compensation Plans as of December 31, 2025, and we issued 286,912, 277,713, and 255,434 shares of common stock, net of shares withheld to satisfy tax obligations, under the Equity Compensation Plans during the years ended December 31, 2025, 2024 and 2023, respectively. We may increase the number of shares available for issuance pursuant to equity compensation plans from time to time, subject to stockholder approval.

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

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third-party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.

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

In addition, the Company has a set of enterprise-wide policies and procedures concerning cybersecurity matters, which include an information security policy and program reviewed and approved by senior management and the Board of Directors. Additionally, technical policies and procedures related to incident response and use of Bank systems and devices are in place, as well as policies for critical security operational functions related to encryption, endpoint protection, vulnerability management, remote access, multifactor authentication, handling confidential information, use of internet, social media, email, artificial intelligence (AI), and wireless devices. Policies are subject to an internal review process and are approved by senior management.

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

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity service providers, assessors, advisors and consultants, in evaluating and testing our cybersecurity program. These partnerships enable us to leverage specialized knowledge and insights to ensure our cybersecurity strategies and processes are aligned to industry best practices. Our collaboration with these third parties includes threat assessments and consultation on security improvements, program maturity and regulatory compliance.  Additionally, we conduct annual penetration tests on our internal and cloud managed environments and retain an external consultant to periodically evaluate the overall maturity of our program.

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

The Board Risk Committee reviews and receives regular briefings from the Chief Risk Officer, Chief Administrative Officer (CAO), Senior Vice President – Enterprise Information Security, Senior Vice President – Technology Risk, and Chief Executive Officer on information security and technology risks, including discussions of the Company’s information security and cybersecurity risk management programs. The Board also receives regular reports on cybersecurity risks, third-party programs, vulnerabilities, business continuity readiness, incidents, staff security awareness training and overall progress to improve the Company’s cybersecurity risk profile.

Management’s Role in Managing Risk

Senior management is responsible for creating and recommending for approval to the Board of Directors risk appetite metrics related to cybersecurity, reflecting the aggregate levels and types of risk the Company is willing to accept in connection with the operation of our business and pursuit of our business objectives.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Risk Officer and her oversight team. They include the Senior Vice President – Enterprise Information Security, who has more than 30 years of experience at the Company and has held various information technology and information security risk management roles, including serving as a bank information security officer, and holds a security certification through the Global Information Assurance Certification (GIAC). Also part of the oversight team is the Senior Vice President – Technology Risk, who has 23 years of executive leadership experience in global technology, cybersecurity, regulatory compliance, and operational resilience, including oversight of Technology Risk frameworks aligned with COBIT, COSO, NIST, PCI-DSS, and FFIEC standards, supported by advanced education and professional development and certifications in governance, risk, compliance, cybersecurity and anti-money laundering, reflecting deep experience managing complex risk environments within highly regulated institutions.

The Chief Information Security Officer (CISO) in conjunction with the CAO, Chief Technology Officer (CTO), and Chief Information Officer (CIO) are responsible for developing and implementing the Company’s cybersecurity, information security, and third-party programs, ensuring compliance with policies, remediating known risks, overseeing incident detection and response and leading the employee cybersecurity awareness training program. The Senior Vice President – Enterprise Information Security and Senior Vice President – Technology Risk provide regular updates to senior management and the Board’s Risk Committee regarding the effectiveness of security controls and the state of the Company’s cybersecurity, third-party and business continuity programs and risk level.

The Bank maintains a three lines of defense structure, with the Enterprise Technology Management and Cybersecurity Division as the primary security control owner, the Chief Risk Officer’s oversight team (Enterprise Information Security and Technology Risk) providing review, assessment and challenge of risk management policies and processes, and an Internal Audit team providing independent review of the first and second lines of defense. The CTO, CISO and CIO facilitate communication across business lines to support effective and consistent information security risk identification and control infrastructure, maintaining an ongoing dialogue regarding emerging or potential cybersecurity risks, receiving updates on significant developments in the cybersecurity domain and ensuring that the Board’s oversight is proactive and responsive.

Through various management committees (such as the Risk Committee and the Technology Committee), the CISO, Senior Vice President – Enterprise Information Security, and Senior Vice President – Technology Risk regularly inform the Chief Executive Officer, the Chief Risk Officer, the CAO, the Chief Compliance Officer, and the Chief Audit Officer of all concerns related to cybersecurity risks and incidents, including the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. This aims to ensure that senior management is kept up to date on the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Company’s Board of Directors, ensuring that they have comprehensive information and can provide oversight with respect to critical cybersecurity issues.

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

ITEM 2.    PROPERTIES

Our corporate headquarters and main branch are located at 999 Bishop Street, Honolulu, Hawaii 96813. Inclusive of our main branch, we operated 49 branch offices located on the islands of Oahu, Maui, Hawaii, Kauai, Guam and Saipan as of December 31, 2025. We lease 29 of our branch offices and own the remainder of our offices, including our corporate headquarters and main branch which is located in the First Hawaiian Center. We believe our current facilities are adequate to meet our needs; however, we have closed and may close branches in certain circumstances.

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

As of February 13, 2026, there were 19 common registered shareholders of record. A registered shareholder of record is a shareholder whose share ownership in a company is recorded directly on the records of the company’s stock transfer agent. If one owns company shares through a bank, broker or other intermediary, then that shareholder is considered a “beneficial” shareholder. These holdings are considered to be held in “street name” through a bank, broker, or other intermediary and in the aggregate, are registered as a single shareholder of record.

Purchases of Equity Securities by the Issuer

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended December 31, 2025:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
October 1, 2025 through October 31, 2025	-	$-	-	$25,959,135
November 1, 2025 through November 30, 2025	507,719	24.55	506,000	13,534,428
December 1, 2025 through December 31, 2025	534,167	25.34	534,074	-
Total	1,041,886	$24.96	1,040,074
(1)	Includes 1,812 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended December 31, 2025.
(2)	On December 31, 2025, the stock repurchase program for 2025 expired with nil remaining of the $100 million repurchase amount authorized. On January 28, 2026, the Company announced a stock repurchase program for up to $250 million of its outstanding common stock. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of share repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The repurchase program may be suspended, terminated or modified at any time for any reason.

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The following graph displays the cumulative total stockholder return on our common stock based on the market price of the common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the KBW Regional Banking Index (“KRX”). The graph assumes that $100 was invested at the closing price on December 31, 2020, in our common stock, the S&P 500 Index and the KRX. The cumulative total return on each investment is as of December 31 of each subsequent five years and assumes reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
First Hawaiian, Inc. Common Stock	$100	$120	$119	$110	$131	$133
S&P 500 Index	100	129	105	133	166	196
KBW Regional Banking Index	100	137	93	100	113	107

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business; current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our Bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the actual or perceived soundness of other financial institutions; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the development and use of AI; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third-party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and natural disasters and other external events; the potential impact of climate change; our ability to maintain consistent growth, earnings and profitability; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock; contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Company Overview

FHI, a bank holding company, owns 100% of the outstanding common stock of FHB. FHB was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River.

As of December 31, 2025, we were the largest full-service bank headquartered in Hawaii as measured by loans and leases and net income. As of December 31, 2025, we had $14.3 billion of gross loans and leases. We also generated $276.3 million of net income or diluted earnings per share of $2.20 for the year ended December 31, 2025. We operate our business through two operating segments: Retail Banking and Commercial Banking. All other activities, including Treasury, are reported in Corporate/Other. See “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

Hawaii Economy

Hawaii’s economy as a whole experienced mixed economic conditions during the year ended December 31, 2025. Although the economy remains resilient and maintains a lower unemployment rate than the country as a whole, the State continues to endure high consumer prices and housing affordability challenges, which are expected to continue with the gradual pass-through of tariffs, as well as a steady out-migration of its population. According to the State of Hawaii Department of Business, Economic Development and Tourism, the statewide seasonally adjusted unemployment rate was 2.2% at December 31, 2025, lower than the national seasonally adjusted unemployment rate of 4.4%.

Domestic visitor arrivals for the state remain stable, with the average daily domestic passenger counts for the year ended December 31, 2025 being relatively similar to the average daily domestic passenger counts during the year ended December 31, 2024, according to the Hawaii Tourism Authority. More generally, Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan. International visitor arrivals have not yet recovered to pre-pandemic arrival levels.

The local Oahu housing market continues to experience some softening as compared to previous years primarily due to increased interest rates. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 3.5%, while condominium sales decreased by 1.1%, in each case when comparing the year ended December 31, 2025 with the same period in 2024. The median price of a single-family home sold on Oahu in 2025 was $1,139,000, an increase of 3.5% compared to 2024. The median price of a condominium sold on Oahu in 2025 was $507,000, a decrease of 1.5% compared to 2024. As of December 31, 2025, months of inventory of single-family homes and condominiums on Oahu were approximately 2.6 and 5.9 months, respectively, as compared to 2.9 and 5.2 months, respectively, as of December 31, 2024.

Selected Financial Data:

Our financial highlights for the years indicated are presented in Table 1:

Financial Highlights			Table 1
	For the Year Ended
	December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Income Statement Data:
Interest income	$951,303	$980,044	$923,579
Interest expense	287,561	357,306	287,452
Net interest income	663,742	622,738	636,127
Provision for credit losses	27,200	14,750	26,630
Net interest income after provision for credit losses	636,542	607,988	609,497
Noninterest income	217,046	185,803	200,815
Noninterest expense	499,345	501,189	501,138
Income before provision for income taxes	354,243	292,602	309,174
Provision for income taxes	77,977	62,473	74,191
Net income	$276,266	$230,129	$234,983
Basic earnings per share	$2.21	$1.80	$1.84
Diluted earnings per share	$2.20	$1.79	$1.84
Basic weighted-average outstanding shares	124,793,785	127,702,573	127,567,547
Diluted weighted-average outstanding shares	125,509,146	128,325,865	127,915,873
Dividends declared per share	$1.04	$1.04	$1.04
Dividend payout ratio	47.27%	58.10%	56.52%
Performance Ratios:
Net interest margin	3.15%	2.95%	2.92%
Efficiency ratio	56.43%	61.57%	59.48%
Return on average total assets	1.16%	0.96%	0.95%
Return on average tangible assets (non-GAAP)(1)	1.21%	1.00%	0.99%
Return on average total stockholders' equity	10.26%	9.00%	10.01%
Return on average tangible stockholders' equity (non-GAAP)(1)	16.27%	14.74%	17.39%
Noninterest expense to average assets	2.09%	2.09%	2.04%

	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Cash and cash equivalents	$1,477,752	$1,170,190
Investment securities available-for-sale	2,076,233	1,926,516
Investment securities held-to-maturity	3,533,082	3,790,650
Loans and leases	14,312,529	14,408,258
Allowance for credit losses for loans and leases	168,468	160,393
Goodwill	995,492	995,492
Total assets	23,955,252	23,828,186
Total deposits	20,515,668	20,322,216
Short-term borrowings	—	250,000
Total liabilities	21,185,887	21,210,700
Total stockholders' equity	2,769,365	2,617,486
Book value per share	$22.57	$20.70
Tangible book value per share (non-GAAP)(1)	$14.46	$12.83

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.29%	0.14%
Allowance for credit losses for loans and leases / total loans and leases	1.18%	1.11%
Net charge-offs / average total loans and leases	0.11%	0.10%

	December 31,
Capital Ratios:	2025	2024
Common Equity Tier 1 Capital Ratio	13.17%	12.80%
Tier 1 Capital Ratio	13.17%	12.80%
Total Capital Ratio	14.42%	13.99%
Tier 1 Leverage Ratio	9.27%	9.14%
Total stockholders' equity to total assets	11.56%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)(1)	7.73%	7.10%
(1)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the years indicated:

GAAP to Non-GAAP Reconciliation			Table 2
	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Income Statement Data:
Net income	$276,266	$230,129	$234,983

Average total stockholders' equity	$2,693,446	$2,557,215	$2,346,713
Less: average goodwill	995,492	995,492	995,492
Average tangible stockholders' equity	$1,697,954	$1,561,723	$1,351,221

Average total assets	$23,917,443	$23,996,723	$24,625,445
Less: average goodwill	995,492	995,492	995,492
Average tangible assets	$22,921,951	$23,001,231	$23,629,953

Return on average total stockholders' equity	10.26%	9.00%	10.01%
Return on average tangible stockholders' equity (non-GAAP)	16.27%	14.74%	17.39%

Return on average total assets	1.16%	0.96%	0.95%
Return on average tangible assets (non-GAAP)	1.21%	1.00%	0.99%

	December 31,
(dollars in thousands, except per share data)	2025	2024
Balance Sheet Data:
Total stockholders' equity	$2,769,365	$2,617,486
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,773,873	$1,621,994

Total assets	$23,955,252	$23,828,186
Less: goodwill	995,492	995,492
Tangible assets	$22,959,760	$22,832,694

Shares outstanding	122,689,256	126,422,898

Total stockholders' equity to total assets	11.56%	10.98%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.73%	7.10%

Book value per share	$22.57	$20.70
Tangible book value per share (non-GAAP)	$14.46	$12.83

Financial Highlights

Net income was $276.3 million for the year ended December 31, 2025, an increase of $46.1 million or 20% as compared to 2024. Basic earnings per share was $2.21 for the year ended December 31, 2025, an increase of $0.41 or 23% as compared to 2024. Diluted earnings per share was $2.20 for the year ended December 31, 2025, an increase of $0.41 or 23% as compared to 2024. The increase in net income was primarily due to a $41.0 million increase in net interest income, a $31.2 million increase in noninterest income and a $1.8 million decrease in noninterest expense. This was partially offset by a $15.5 million increase in the provision for income taxes and a $12.5 million increase in the provision for credit losses (the “Provision”).

Net income was $230.1 million for the year ended December 31, 2024, a decrease of $4.9 million or 2% as compared to 2023. Basic earnings per share was $1.80 for the year ended December 31, 2024, a decrease of $0.04 or 2% as compared to 2023. Diluted earnings per share was $1.79 for the year ended December 31, 2024, a decrease of $0.05 or 3% as compared to 2023.The decrease in net income was primarily due to a $15.0 million decrease in noninterest income and a $13.4 million decrease in net interest income. This was partially offset by an $11.9 million decrease in the Provision and an $11.7 million decrease in the provision for income taxes.

Our return on average total assets was 1.16% for the year ended December 31, 2025, an increase of 20 basis points as compared to 2024, and our return on average total stockholders’ equity was 10.26% for the year ended December 31, 2025, an increase of 126 basis points as compared to 2024. Our return on average tangible assets was 1.21% for the year ended December 31, 2025, an increase of 21 basis points as compared to 2024, and our return on average tangible stockholders’ equity was 16.27% for the year ended December 31, 2025, an increase of 153 basis points as compared to 2024, due to higher net income, offset by an increase in average tangible stockholders’ equity. Our efficiency ratio was 56.43% for the year ended December 31, 2025 as compared to 61.57% in 2024. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 2, GAAP to Non-GAAP Reconciliation.

Our return on average total assets was 0.96% for the year ended December 31, 2024, an increase of one basis point as compared to 2023, and our return on average total stockholders’ equity was 9.00% for the year ended December 31, 2024, a decrease of 101 basis points as compared to 2023. Our return on average tangible assets was 1.00% for the year ended December 31, 2024, an increase of one basis point as compared to 2023, and our return on average tangible stockholders’ equity was 14.74% for the year ended December 31, 2024, a decrease of 265 basis points as compared to 2023, due to an increase in average tangible stockholders’ equity, which resulted in part from a decrease in net unrealized losses in our investment securities portfolio, and lower net income. Our efficiency ratio was 61.57% for the year ended December 31, 2024 as compared to 59.48% in 2023. Return on average tangible assets and return on average tangible stockholders’ equity are non-GAAP financial measures. For a reconciliation to the most directly comparable GAAP financial measures for return on average tangible assets and return on average tangible stockholders’ equity, see Table 2, GAAP to Non-GAAP Reconciliation.

Our results for the December 31, 2025 were highlighted by the following:

●	Net interest income was $663.7 million for the year ended December 31, 2025, an increase of $41.0 million or 7% as compared to 2024. Our net interest margin was 3.15% for the year ended December 31, 2025, an increase of 20 basis points as compared to 2024. The increase in net interest income was primarily due to lower deposit funding costs, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs, partially offset by lower rates on our earning assets driven by lower yields in our loan and lease portfolio, and lower average balances in our investment securities portfolio.

●	The Provision was $27.2 million for the year ended December 31, 2025, an increase of $12.5 million or 84% as compared to 2024. The increase in the Provision was primarily due to increases in the provision for home equity lines, commercial and industrial loans, construction loans, commercial real estate loans and lease financing and the provision for unfunded construction, home equity line, commercial real estate and commercial and industrial commitments. This was partially offset by decreases in the provision for residential mortgage loans and consumer loans. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $217.0 million for the year ended December 31, 2025, an increase of $31.2 million or 17% as compared to 2024. The increase was primarily due to $26.2 million of net losses on the sale of investment securities in 2024, a $7.3 million increase in other service charges and fees and a $2.8 million increase in bank-owned life insurance (“BOLI”) income, partially offset by a $2.6 million decrease in credit and debit card fees, a $1.6 million decrease in other noninterest income and a $1.4 million decrease in trust and investment services income.

●	Noninterest expense was $499.3 million for the year ended December 31, 2025, a decrease of $1.8 million as compared to 2024. The decrease in noninterest expense was primarily due to an $8.6 million decrease in other noninterest expenses and a $7.0 million decrease in regulatory assessment and fees, partially offset by a $10.3 million increase in salaries and employee benefits expense, a $2.4 million increase in equipment expense and a $1.3 million increase in occupancy expense.

Our results for the December 31, 2024 were highlighted by the following:

●	Net interest income was $622.7 million for the year ended December 31, 2024, a decrease of $13.4 million or 2% as compared to 2023. Our net interest margin was 2.95% for the year ended December 31, 2024, an increase of three basis points as compared to 2023. The decrease in net interest income was primarily due to higher deposit funding costs and lower average balances in our investment securities portfolio, partially offset by higher rates on our earning assets driven by higher yields in our loan and lease portfolio, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs.

●	The Provision was $14.8 million for the year ended December 31, 2024, a decrease of $11.9 million as compared to 2023. The decrease in the Provision was primarily due to decreases in the provision for construction loans, commercial real estate loans and home equity lines and the provision for unfunded commercial and industrial, construction, home equity line and commercial real estate commitments. This was partially offset by increases in the provision for consumer loans, commercial and industrial loans and residential mortgage loans. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $185.8 million for the year ended December 31, 2024, a decrease of $15.0 million or 7% as compared to 2023. The decrease was primarily due to a $26.2 million net loss on the sale of investment securities and a $1.0 million decrease in other noninterest income, partially offset by an $8.6 million increase in other services charges and fees, a $2.5 million increase in BOLI income and a $1.4 million increase in service charges on deposits accounts.

●	Noninterest expense was $501.2 million for the year ended December 31, 2024, an increase of $0.1 million as compared to 2023. The increase in noninterest expense was primarily due to a $9.8 million increase in salaries and employee benefits expense, an $8.8 million increase in equipment expense and a $2.2 million increase in card rewards program expense. This was partially offset by a $13.0 million decrease in regulatory assessment and fees, a $5.5 million decrease in contracted services and professional fees, a $1.7 million decrease in other noninterest expense and a $0.6 million decrease in occupancy expense.

Balance sheet highlights consisted of the following:

●	Total loans and leases were $14.3 billion as of December 31, 2025, a decrease of $95.7 million or 1% as compared to December 31, 2024. This decrease was primarily due to decreases in construction loans, commercial and industrial loans and residential real estate loans, partially offset by an increase in commercial real estate loans.

●	The ACL was $168.5 million as of December 31, 2025, an increase of $8.1 million or 5% from December 31, 2024. The ratio of our ACL to total loans and leases outstanding was 1.18% as of December 31, 2025, an increase of seven basis points compared to December 31, 2024. The ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.6 billion as of December 31, 2025, a decrease of $107.9 million or 2% from December 31, 2024. The lower balances in investment securities were driven by payments and maturities during December 31, 2025, which were placed into cash.

●	Total deposits were $20.5 billion as of December 31, 2025, an increase of $193.5 million or 1% from December 31, 2024. This increase was primarily due to a $287.5 million increase in savings deposit balances, a $262.0 million increase in money market deposit balances and a $71.8 million increase in time deposit balances, partially offset by a $427.9 million decrease in demand deposit balances.

●	Total stockholders’ equity was $2.8 billion as of December 31, 2025, an increase of $151.9 million or 6% from December 31, 2024. This increase was primarily due to earnings for the year ended December 31, 2025 of $276.3 million and other comprehensive income, net of tax, of $95.9 million, primarily due to changes in our investment securities portfolio, partially offset by dividends declared and paid to the Company’s stockholders of $129.9 million and common stock repurchased of $100.0 million.

Analysis of Results of Operations

Net Interest Income

For the years ended December 31, 2025, 2024, and 2023, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates									Table 3
	Year Ended			Year Ended			Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,313.6	$56.5	4.30%	$900.8	$47.3	5.25%	$512.3	$26.5	5.18%
Available-for-Sale Investment Securities
Taxable	1,929.6	54.0	2.80	2,090.0	54.2	2.60	2,871.8	73.8	2.57
Non-Taxable	1.2	0.1	5.25	1.5	0.1	5.45	10.2	0.6	5.55
Held-to-Maturity Investment Securities
Taxable	3,067.9	52.2	1.70	3,321.6	56.6	1.70	3,579.0	60.7	1.70
Non-Taxable	596.3	14.1	2.37	602.6	15.6	2.58	607.7	15.9	2.61
Total Investment Securities	5,595.0	120.4	2.15	6,015.7	126.5	2.10	7,068.7	151.0	2.14
Loans Held for Sale	0.4	—	6.00	1.3	0.1	6.02	0.4	—	6.63
Loans and Leases(1)
Commercial and industrial	2,190.6	134.3	6.13	2,172.4	148.6	6.84	2,182.3	141.0	6.46
Commercial real estate	4,473.9	272.0	6.08	4,310.1	282.3	6.55	4,257.9	266.0	6.25
Construction	883.1	58.9	6.67	985.4	73.5	7.46	877.7	62.1	7.08
Residential:
Residential mortgage	4,102.9	162.6	3.96	4,220.2	163.4	3.87	4,308.0	156.4	3.63
Home equity line	1,161.8	54.4	4.68	1,162.9	51.0	4.39	1,131.1	39.3	3.47
Consumer	1,018.5	77.5	7.61	1,051.5	73.4	6.98	1,178.6	71.5	6.07
Lease financing	433.8	17.1	3.94	410.3	16.3	3.98	330.7	14.1	4.26
Total Loans and Leases	14,264.6	776.8	5.45	14,312.8	808.5	5.65	14,266.3	750.4	5.26
Other Earning Assets	32.7	1.7	5.17	53.6	3.1	5.88	104.3	1.3	1.20
Total Earning Assets(2)	21,206.3	955.4	4.51	21,284.2	985.5	4.63	21,952.0	929.2	4.23
Cash and Due from Banks	230.6			238.3			265.1
Other Assets	2,480.5			2,474.2			2,408.3
Total Assets	$23,917.4			$23,996.7			$24,625.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,275.4	$84.2	1.34%	$5,990.7	$91.6	1.53%	$6,124.7	$71.5	1.17%
Money Market	3,942.2	91.1	2.31	4,064.0	117.8	2.90	3,869.1	86.1	2.22
Time	3,357.4	104.0	3.10	3,324.8	126.3	3.80	3,040.0	100.6	3.31
Total Interest-Bearing Deposits	13,575.0	279.3	2.06	13,379.5	335.7	2.51	13,033.8	258.2	1.98
Federal Funds Purchased	—	—	—	—	—	—	17.2	0.8	4.45
Other Short-Term Borrowings	176.0	7.4	4.22	424.9	20.0	4.70	261.9	13.0	4.98
Long-Term Borrowings	—	—	—	—	—	—	261.6	12.5	4.78
Other Interest-Bearing Liabilities	18.0	0.9	4.72	29.6	1.6	5.39	57.1	3.0	5.15
Total Interest-Bearing Liabilities	13,769.0	287.6	2.09	13,834.0	357.3	2.58	13,631.6	287.5	2.11
Net Interest Income		$667.8			$628.2			$641.7
Interest Rate Spread(3)			2.42%			2.05%			2.12%
Net Interest Margin(4)			3.15%			2.95%			2.92%
Noninterest-Bearing Demand Deposits	6,814.4			6,994.5			8,126.4
Other Liabilities	640.6			611.0			520.7
Stockholders' Equity	2,693.4			2,557.2			2,346.7
Total Liabilities and Stockholders' Equity	$23,917.4			$23,996.7			$24,625.4
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $4.1 million, $5.4 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income						Table 4
	Year Ended December 31, 2025			Year Ended December 31, 2024
	Compared to December 31, 2024			Compared to December 31, 2023
(dollars in millions)	Volume	Rate	Total(1)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$18.9	$(9.7)	$9.2	$20.4	$0.4	$20.8
Available-for-Sale Investment Securities
Taxable	(4.3)	4.1	(0.2)	(20.4)	0.8	(19.6)
Non-Taxable	—	—	—	(0.5)	—	(0.5)
Held-to-Maturity Investment Securities
Taxable	(4.4)	—	(4.4)	(4.1)	—	(4.1)
Non-Taxable	(0.2)	(1.3)	(1.5)	(0.1)	(0.2)	(0.3)
Total Investment Securities	(8.9)	2.8	(6.1)	(25.1)	0.6	(24.5)
Loans Held for Sale	(0.1)	—	(0.1)	0.1	—	0.1
Loans and Leases
Commercial and industrial	1.2	(15.5)	(14.3)	(0.7)	8.3	7.6
Commercial real estate	10.4	(20.7)	(10.3)	3.3	13.0	16.3
Construction	(7.2)	(7.4)	(14.6)	7.9	3.5	11.4
Residential:
Residential mortgage	(4.6)	3.8	(0.8)	(3.2)	10.2	7.0
Home equity line	—	3.4	3.4	1.1	10.6	11.7
Consumer	(2.4)	6.5	4.1	(8.2)	10.1	1.9
Lease financing	1.0	(0.2)	0.8	3.2	(1.0)	2.2
Total Loans and Leases	(1.6)	(30.1)	(31.7)	3.4	54.7	58.1
Other Earning Assets	(1.1)	(0.3)	(1.4)	(0.9)	2.7	1.8
Total Change in Interest Income	7.2	(37.3)	(30.1)	(2.1)	58.4	56.3

Change in Interest Expense:
Interest-Bearing Deposits
Savings	4.2	(11.6)	(7.4)	(1.6)	21.7	20.1
Money Market	(3.4)	(23.3)	(26.7)	4.5	27.2	31.7
Time	1.2	(23.5)	(22.3)	10.0	15.7	25.7
Total Interest-Bearing Deposits	2.0	(58.4)	(56.4)	12.9	64.6	77.5
Federal Funds Purchased	—	—	—	(0.4)	(0.4)	(0.8)
Other Short-Term Borrowings	(10.7)	(1.9)	(12.6)	7.7	(0.7)	7.0
Long-Term Borrowings	—	—	—	(6.3)	(6.2)	(12.5)
Other Interest-Bearing Liabilities	(0.5)	(0.2)	(0.7)	(1.5)	0.1	(1.4)
Total Change in Interest Expense	(9.2)	(60.5)	(69.7)	12.4	57.4	69.8
Change in Net Interest Income	$16.4	$23.2	$39.6	$(14.5)	$1.0	$(13.5)
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $667.8 million for the year ended December 31, 2025, an increase of $39.6 million or 6% as compared to 2024. Our net interest margin was 3.15% for the year ended December 31, 2025, an increase of 20 basis points as compared to 2024. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs, higher average balances on our interest-bearing deposits in other banks and lower borrowing costs. This was partially offset by lower rates on our earning assets driven by lower yields in our loan and lease portfolio and lower average balances in our investment securities portfolio. Deposit funding costs were $279.3 million for the year ended December 31, 2025, a decrease of $56.4 million or 17% compared to 2024, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 206 basis points for the year ended December 31, 2025, a decrease of 45 basis points compared to 2024, primarily due to rate decreases. For the year ended December 31, 2025, the average balance of our interest-bearing deposits in other banks was $1.3 billion, an increase of $412.8 million or 46% compared to the same period in 2024. Total borrowing costs were $7.4 million for the year ended December 31, 2025, a decrease of $12.6 million or 63% compared to 2024. $250.0 million of FHLB advances matured during the third quarter of 2025. Yields on our loans and leases were 5.45% for the year ended December 31, 2025, a decrease of 20 basis points as compared to 2024, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the SOFR. For the year ended December 31, 2025, average balances on our investment securities portfolio was $5.6 billion, a decrease of $420.7 million or 7% compared to 2024, primarily due to payments and maturities of securities during the period.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began in 2023 at 7.50% and increased a total of 100 basis points (25 basis points each in February, March, May and July) to end the year at 8.50%. During 2024, the prime rate decreased a total of 100 basis points (50 basis points in September, and 25 basis points in both November and December) to end the year at 7.50%. In 2025, the prime rate decreased 75 basis points (25 basis points each in September, October and December) to end the year at 6.75%. Our loan portfolio is also impacted by changes in the SOFR. At December 31, 2025, the one-month and three-month CME Term SOFR interest rates were 3.70% and 3.66%, respectively. At December 31, 2024, the one-month and three-month CME Term SOFR interest rates were 4.33% and 4.31%, respectively. At December 31, 2023, the one-month and three-month CME Term SOFR interest rates were 5.35% and 5.33%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, began in 2023 at 4.25% to 4.50%, and increased a total of 100 basis points to end the year at 5.25% to 5.50%. During 2024, the federal funds rate decreased a total of 100 basis points to end the year at 4.25% to 4.50%. In 2025, the federal funds rate decreased 75 basis points to end the year at 3.50% to 3.75%.

Provision for Credit Losses

The Provision was $27.2 million for the year ended December 31, 2025, compared to a Provision of $14.8 million in 2024. For the year ended December 31, 2025, the Provision included $24.4 million in provision for credit losses for loans and leases, compared to $17.5 million in provision for credit losses for loans and leases in 2024, and $2.9 million in provision for credit losses for the reserve for unfunded commitments, compared to a negative $2.8 million in provision for credit losses for the reserve for unfunded commitments in 2024. The increase in the Provision was primarily due to increases in the provision for home equity lines, commercial and industrial loans, construction loans, commercial real estate loans and lease financing and the provision for unfunded construction, home equity line, commercial real estate and commercial and industrial commitments. This was partially offset by decreases in the provision for residential mortgage loans and consumer loans. We recorded net charge-offs of $16.3 million and $13.6 million for the years ended December 31, 2025 and 2024, respectively. This represented net charge-offs of 0.11% and 0.10% of total average loans and leases for the years ended December 31, 2025 and 2024, respectively. The ACL was $168.5 million and $160.4 million as of December 31, 2025 and 2024, respectively, and represented 1.18% of total outstanding loans and leases as of December 31, 2025, compared to 1.11% of total outstanding loans and leases as of December 31, 2024. The reserve for unfunded commitments was $35.7 million as of December 31, 2025, compared to $32.8 million as of December 31, 2024. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the years ended December 31, 2025, 2024 and 2023:

Noninterest Income									Table 5
	Year Ended December 31,			Change			Change
(dollars in thousands)	2025	2024	2023	2025	vs.	2024	2024	vs.	2023
Service charges on deposit accounts	$31,636	$31,090	$29,647	$546		2%	$1,443		5%
Credit and debit card fees	61,807	64,401	63,888	(2,594)		(4)	513		1
Other service charges and fees	53,153	45,862	37,299	7,291		16	8,563		23
Trust and investment services income	36,941	38,306	38,449	(1,365)		(4)	(143)		—
Bank-owned life insurance	20,613	17,861	15,326	2,752		15	2,535		17
Investment securities (losses) gains, net	37	(26,171)	792	26,208		n/m	(26,963)		n/m
Other	12,859	14,454	15,414	(1,595)		(11)	(960)		(6)
Total noninterest income	$217,046	$185,803	$200,815	$31,243		17%	$(15,012)		(7)%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income from the year ended December 31, 2025 to the same period in 2024 and from the year ended December 31, 2024 to the same period in 2023.

Total noninterest income was $217.0 million for the year ended December 31, 2025, an increase of $31.2 million or 17% as compared to 2024. Total noninterest income was $185.8 million for the year ended December 31, 2024, a decrease of $15.0 million or 7% as compared to 2023.

Service charges on deposit accounts were $31.6 million for the year ended December 31, 2025, an increase of 0.5 million or 2% as compared to 2024. This increase was primarily due to a $1.1 million increase in account analysis service charges, partially offset by a $0.3 million decrease in overdraft and checking account fees and a $0.2 million decrease in ATM interchange fees from customers. Service charges on deposit accounts were $31.1 million for the year ended December 31, 2024, an increase of $1.4 million or 5% as compared to 2023. This increase was primarily due to a $2.6 million increase in account analysis service charges, partially offset by a $1.2 million decrease in overdraft and checking account fees.

Credit and debit card fees were $61.8 million for the year ended December 31, 2025, a decrease of $2.6 million or 4% as compared to 2024. This decrease was primarily due to a $3.1 million decrease in interchange settlement fees and a $0.8 million decrease in ATM interchange and surcharge fees, partially offset by a $1.3 million increase in merchant service revenues. Credit and debit card fees were $64.4 million for the year ended December 31, 2024, an increase of $0.5 million or 1% as compared to 2023. This increase was primarily due to a $2.6 million increase in debit card interchange fees, a $1.9 million decrease in network association dues and a $1.4 million increase in interchange settlement fees, partially offset by a $3.2 million decrease in ATM interchange and surcharge fees, a $1.3 million decrease in merchant service revenues and a $0.6 million decrease in rental fees from credit card terminals.

Other service charges and fees were $53.2 million for the year ended December 31, 2025, an increase of $7.3 million or 16% as compared to 2024. This increase was primarily due to a $7.3 million increase in fees from annuities and securities and a $0.8 million increase in fees from standby letters of credit arrangements, partially offset by a $0.3 million decrease in service fees related to participation loans, a $0.2 million decrease in online banking fees and a $0.2 million decrease in insurance income. Other service charges and fees were $45.9 million for the year ended December 31, 2024, an increase of $8.6 million or 23% as compared to 2023. This increase was primarily due to a $6.9 million increase in fees from annuities and securities, a $0.3 million increase in safe deposit box rental fees, a $0.3 million increase in miscellaneous service fees, a $0.3 million increase in cash management service fees, a $0.3 million increase in insurance income and a $0.3 million increase in fees from standby letters of credit arrangements.

Trust and investment services income was $36.9 million for the year ended December 31, 2025, a decrease of $1.4 million or 4% as compared to 2024. This decrease was primarily due to a $2.4 million decrease in investment management fees and a $0.5 million decrease in irrevocable trust fees, partially offset by a $0.6 million increase in business cash management fees, a $0.4 million increase in pension plan fees and a $0.3 million increase in money market fund management fees. Trust and investment services income was $38.3 million for the year ended December 31, 2024, a decrease of $0.1 million as compared to 2023.

BOLI income was $20.6 million for the year ended December 31, 2025, an increase of $2.8 million or 15% as compared to 2024. This increase was due to a $4.7 million increase in BOLI earnings, partially offset by a $2.0 million decrease in death benefit proceeds from life insurance policies. BOLI income was $17.9 million for the year ended December 31, 2024, an increase of $2.5 million or 17% as compared to 2023. This increase was due to a $3.0 million increase in BOLI earnings, partially offset by a $0.4 million decrease in death benefit proceeds from life insurance policies.

Net gains on the sale of investment securities were nil for the year ended December 31, 2025. Net losses on the sale of investment securities were $26.2 million for the year ended December 31, 2024, an increase in net losses of $27.0 million as compared to the same period in 2023. The net losses were primarily due to the investment portfolio restructuring and sale of investment securities resulting in a realized loss of $26.2 million for the year ended December 31, 2024.

Other noninterest income was $12.9 million for the year ended December 31, 2025, a decrease of $1.6 million or 11% as compared to 2024. This decrease was primarily due to a $3.7 million decrease in insurance proceeds received during 2025 as compared to 2024 and a $1.6 million excise tax refund received during the year ended December 31, 2024. This was partially offset by a $1.6 million increase in customer-related interest rate swap fees, a $1.1 million decrease in net losses recognized in income related to derivative contracts and a $1.0 million increase in volume-based incentives. Other noninterest income was $14.5 million for the year ended December 31, 2024, a decrease of $1.0 million or 6% as compared to 2023. This decrease was primarily due to a $7.9 million gain on the sale of a bank property in 2023 and a $1.2 million decrease in volume-based incentives. This was partially offset by $4.1 million in insurance proceeds received during the year ended December 31, 2024, a $1.6 million excise tax refund received during the year ended December 31, 2024, a $1.5 million decrease in net losses recognized in income related to derivative contracts and a $0.5 million decrease in interest paid on collateral payments related to derivative instruments.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the years ended December 31, 2025, 2024 and 2023:

Noninterest Expense									Table 6
	Year Ended December 31,			Change			Change
(dollars in thousands)	2025	2024	2023	2025	vs.	2024	2024	vs.	2023
Salaries and employee benefits	$245,906	$235,565	$225,755	$10,341		4%	$9,810		4%
Contracted services and professional fees	60,297	60,912	66,423	(615)		(1)	(5,511)		(8)
Occupancy	30,224	28,971	29,608	1,253		4	(637)		(2)
Equipment	56,292	53,902	45,109	2,390		4	8,793		19
Regulatory assessment and fees	12,080	19,091	32,073	(7,011)		(37)	(12,982)		(40)
Advertising and marketing	8,573	7,719	7,615	854		11	104		1
Card rewards program	33,363	33,831	31,627	(468)		(1)	2,204		7
Other	52,610	61,198	62,928	(8,588)		(14)	(1,730)		(3)
Total noninterest expense	$499,345	$501,189	$501,138	$(1,844)		—%	$51		—%

Total noninterest expense was $499.3 million for the year ended December 31, 2025, a decrease of $1.8 million as compared to 2024. Total noninterest expense was $501.2 million for the year ended December 31, 2024, an increase of $0.1 million as compared to 2023.

Salaries and employee benefits expense was $245.9 million for the year ended December 31, 2025, an increase of $10.3 million or 4% as compared to 2024. This increase was primarily due to a $10.7 million increase in incentive compensation, a $2.4 million increase in base salaries and related payroll taxes and a $0.5 million increase in group health plan costs. This was partially offset by a $2.0 million increase in payroll and benefit costs being deferred as loan origination costs, a $0.6 million decrease in state unemployment tax expense, a $0.3 million decrease in nonrecurring separation agreements and severance costs and a $0.3 million decrease in adjustments made to the deferred compensation plan as a result of market conditions. Salaries and employee benefits expense was $235.6 million for the year ended December 31, 2024, an increase of $9.8 million or 4% as compared to 2023. This increase was primarily due to a $9.7 million increase in incentive compensation, a $1.8 million increase in retirement plan expenses, a $1.2 million decrease in payroll and benefit costs being deferred as loan origination costs and a $1.0 million increase in group health plan costs. This was partially offset by a $1.1 million decrease in other compensation, primarily related to a decrease in nonrecurring separation agreements and severance costs, partially offset by adjustments made to the deferred compensation plan as a result of market conditions, a $0.9 million decrease in employee overtime pay expense, a $0.9 million decrease in state unemployment tax expense and a $0.6 million decrease in temporary help expenses.

Contracted services and professional fees were $60.3 million for the year ended December 31, 2025, a decrease of $0.6 million or 1% as compared to 2024. This decrease was primarily due to a $1.1 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services, and a $0.7 million decrease in audit, legal and consultant fees, partially offset by a $1.2 million increase in contracted data processing expenses. Contracted services and professional fees were $60.9 million for the year ended December 31, 2024, a decrease of $5.5 million or 8% as compared to 2023. This decrease was primarily due to a $4.3 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services, a $0.6 million decrease in contracted data processing expenses and a $0.6 million decrease in audit, legal and consultant fees.

Occupancy expense was $30.2 million for the year ended December 31, 2025, an increase of $1.3 million or 4% as compared to 2024. This increase was primarily due to a $1.6 million increase in building depreciation, partially offset by a $0.4 million decrease in utilities expense. Occupancy expense was $29.0 million for the year ended December 31, 2024, a decrease of $0.6 million or 2% as compared to 2023. This decrease was primarily due to a $0.5 million increase in net sublease rental income and a $0.3 million decrease in building depreciation, partially offset by a $0.4 million increase in lease-related insurance expense.

Equipment expense was $56.3 million for the year ended December 31, 2025, an increase of $2.4 million or 4% as compared to 2024. This increase was primarily due to a $2.0 million increase in technology-related amortization and licensing and maintenance fees and a $0.6 million increase in furniture and equipment depreciation, partially offset by a $0.3 million decrease in other furniture and equipment expense. Equipment expense was $53.9 million for the year ended December 31, 2024, an increase of $8.8 million or 19% as compared to 2023. This increase was primarily due to an $8.0 million increase in technology-related amortization and licensing and maintenance fees, a $0.5 million increase in furniture and equipment depreciation and a $0.3 million increase in other furniture and equipment expense.

Regulatory assessment and fees were $12.1 million for the year ended December 31, 2025, a decrease of $7.0 million or 37% as compared to 2024. Regulatory assessment and fees were $19.1 million for the year ended December 31, 2024, a decrease of $13.0 million or 40% as compared to 2023. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning with the first quarterly assessment period of 2023. In May 2023, the FDIC issued a notice of proposed rulemaking for a special assessment to replenish the deposit insurance fund following the 2023 bank failures. In November 2023, the FDIC approved a final rule to implement the special assessment and we recorded a $16.3 million expense in December 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. As a result, we recorded a net expense related to the additional special assessment of $3.5 million for the year ended December 31, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. We recorded a reduction in the expense related to the additional special assessment of $2.6 million in 2025 to bring the net loss to $0.9 million as of December 31, 2025.

Advertising and marketing expense was $8.6 million for the year ended December 31, 2025, an increase of $0.9 million or 11% as compared to 2024. This increase was primarily due to a $0.9 million increase in advertising costs. Advertising and marketing expense was $7.7 million for the year ended December 31, 2024, an increase of $0.1 million or 1% as compared to 2023.

Card rewards program expense was $33.4 million for the year ended December 31, 2025, a decrease of $0.5 million or 1% as compared to 2024. This decrease was primarily due to a $0.4 million decrease in priority rewards card redemptions. Card rewards program expense was $33.8 million for the year ended December 31, 2024, an increase of $2.2 million or 7% as compared to 2023. This increase was primarily due to a $1.6 million increase in credit card cash reward redemptions and a $1.6 million increase in interchange fees paid to our credit card partners, partially offset by a $0.7 million decrease in priority rewards card redemptions and a $0.3 million decrease in international transaction fees.

Other noninterest expense was $52.6 million for the year ended December 31, 2025, a decrease of $8.6 million or 14% as compared to 2024. This decrease was primarily due to a $4.6 million decrease in operational losses and other charge-offs, a $3.8 million decrease in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $1.1 million decrease in costs associated with a fund acquired by the Company and a $0.6 million decrease in pension-related expenses. This was partially offset by a $1.0 million increase in charitable contributions and donations and a $0.7 million increase in brokers fees. Other noninterest expense was $61.2 million for the year ended December 31, 2024, a decrease of $1.7 million or 3% as compared to 2023. This decrease was primarily due to a $3.3 million decrease in operational losses and other charge-offs, a $2.1 million decrease in charitable contributions, a $1.0 million decrease in pension-related expenses, a $0.8 million decrease in losses incurred due to natural disasters and a $0.6 million decrease in business privilege tax expense. This was partially offset by a $3.8 million increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $1.0 million increase in brokers fees, a $0.6 million increase in costs associated with a fund acquired by the Company and a $0.6 million increase in other tax expense.

Provision for Income Taxes

The provision for income taxes was $78.0 million (reflecting an effective tax rate of 22.01%) for the year ended December 31, 2025, compared with a provision for income taxes of $62.5 million (reflecting an effective tax rate of 21.35%) in 2024. On July 4, 2025, President Trump signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Its enactment did not have a material impact to our income tax expense or effective tax rate. This legislation made significant changes to the energy credit provisions which may impact the Company’s ability to originate solar leases in the future. Additional information about the provision for income taxes is presented in “Note 15. Income Taxes” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Analysis of Business Segments

Our business segments are Retail Banking and Commercial Banking, with all other activities, including Treasury, reported in Corporate/Other. Table 7 summarizes net income (loss) from our business segments and Corporate/Other for the years ended December 31, 2025, 2024 and 2023. Additional information about operating segment performance and Corporate/Other is presented in “Note 22. Reportable Operating Segments” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

During the quarter ended December 31, 2025, we realigned our internal organizational and management reporting structure. As a result of this change, we reduced our reportable operating segments from three to two. Our reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support our operating segments. The change in reportable segments reflects how our chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail Banking and Commercial Banking segments were reclassified among the segments and what is now Corporate/Other. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. We have reported our selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the year ended December 31, 2025. Prior-period segment information has been recast to conform to the current presentation.

Business Segments and Corporate/Other Net Income (Loss)			Table 7
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Retail Banking	$250,528	$227,860	$173,565
Commercial Banking	130,015	142,995	104,706
Corporate/Other	(104,277)	(140,726)	(43,288)
Consolidated Total	$276,266	$230,129	$234,983

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

Net income for the Retail Banking segment was $250.5 million for the year ended December 31, 2025, an increase of $22.7 million or 10% as compared to 2024. The increase in net income for the Retail Banking segment was primarily due to a $24.8 million increase in net interest income, a $5.6 million increase in noninterest income and a $4.3 million decrease in noninterest expense, partially offset by a $9.0 million increase in the provision for income taxes and a $3.1 million increase in the Provision. The increase in net interest income was primarily due to higher deposit spreads and loan spreads. The increase in noninterest income was primarily due to an increase in other service charges and fees, partially offset by a decrease in trust and investment services income. The decrease in noninterest expense was primarily due decreases in regulatory assessments and fees and operational losses and other charge-offs. The increase in the provision for income taxes was primarily due to the increase in pretax income, partially offset by the allocation of the remeasurement of the California deferred tax assets. The increase in the Provision allocated to the Retail Banking segment was primarily due to increases in the provision for home equity lines, commercial and industrial loans, construction loans, commercial real estate loans and lease financing. The increase in total earning assets for the Retail Banking segment was primarily due to increases in our commercial loan and consumer loan portfolios, partially offset by a decrease in our residential real estate loan portfolio.

Net income for the Retail Banking segment was $227.9 million for the year ended December 31, 2024, an increase of $54.3 million or 31% as compared to 2023. The increase in net income for the Retail Banking segment was primarily due to a $47.2 million increase in net interest income, a $9.2 million decrease in noninterest expense, a $8.4 million increase in noninterest income and a $1.6 million decrease in the Provision, partially offset by a $12.1 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit and loan spreads.  The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment and a decrease in regulatory assessments and fees, partially offset by increases in salaries and employee benefits expense and brokers fees. The increase in noninterest income was primarily due to increases in other service charges and fees and service charges on deposit accounts. The decrease in the Provision was primarily due to a decrease in our provision for credit losses for loans and leases allocated to the Retail Banking segment. The increase in the provision for income taxes was primarily due to the increase in pretax income. The decrease in total earning assets for the Retail Banking segment was primarily due to a decrease in our residential real estate loan portfolio.

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

Net income for the Commercial Banking segment was $130.0 million for the year ended December 31, 2025, a decrease of $13.0 million or 9% as compared to 2024. The decrease in net income for the Commercial Banking segment was primarily due to a $23.0 million decrease in net interest income, a $3.8 million increase in the Provision and a $1.1 million decrease in noninterest income, partially offset by a $10.6 million decrease in noninterest expense and a $4.4 million decrease in the provision for income taxes. The decrease in net interest income was primarily due to lower loan and lease spreads and deposits spreads, partially offset by higher average deposit balances. The increase in the Provision allocated to the Commercial Banking segment was primarily due to increases in the provision for home equity lines, commercial and industrial loans, construction loans, commercial real estate loans and lease financing.  The decrease in noninterest income was primarily due to a decrease in credit and debit card fees and an excise tax refund and insurance proceeds received in 2024, partially offset by increases in customer-related interest rate swap fees, volume-based incentives and service charges on deposit accounts. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment and a decrease in regulatory assessment and fees. The decrease in the provision for income taxes was primarily due to the decrease in pretax income, in addition to the allocation of the remeasurement of the California deferred tax assets. The decrease in total earning assets for the Commercial Banking segment was primarily due to a decrease in our commercial loan portfolio.

Net income for the Commercial Banking segment was $143.0 million for the year ended December 31, 2024, an increase of $38.3 million or 37% as compared to 2023. The increase in net income for the Commercial Banking segment was primarily due to a $22.3 million decrease in noninterest expense, an $11.5 million increase in net interest income, a $5.8 million decrease in the Provision and a $4.1 million increase in noninterest income, partially offset by a $5.4 million increase in the provision for income taxes. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Commercial Banking segment, a one-time settlement expense in connection to a lawsuit against the Company incurred in 2023 and a decrease in regulatory assessment and fees, partially offset by an increase in card reward expenses. The increase in net interest income was primarily due to higher deposit spreads and average balances, partially offset by lower loan and lease spreads. The decrease in the Provision was primarily due to a decrease in our provision for credit losses for loans and leases allocated to the Commercial Banking segment. The increase in noninterest income was primarily due to an excise tax refund received in 2024, in addition to increases in credit and debit card fees, other service charges and fees and service charges on deposit accounts, partially offset by a decrease in volume-based incentives. The increase in the provision for income taxes was primarily due to the increase in pretax income. The increase in total earning assets for the Commercial Banking segment was primarily due to increases in our commercial loan and lease financing portfolios, partially offset by a decrease in our consumer loan portfolio.

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

Immediate liquid resources are available in cash which is primarily on deposit with the Federal Reserve Bank of San Francisco (the “FRB”). As of December 31, 2025 and 2024, cash and cash equivalents were $1.5 billion and $1.2 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.1 billion and $3.5 billion as of December 31, 2025, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $1.9 billion and $3.8 billion as of December 31, 2024, respectively. As of December 31, 2025 and 2024, we maintained our excess liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of December 31, 2025, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.7 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 7.3 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and the FRB. As of December 31, 2025, we have borrowing capacity of $3.3 billion from the FHLB and $3.3 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.1 billion and $19.0 billion as of December 31, 2025 and 2024, respectively, which represented 93% of our total deposits as of both December 31, 2025 and 2024. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

Our material cash requirements from our current and long-term contractual obligations as of December 31, 2025 are summarized in the following table:

Contractual Obligations					Table 8
	Less Than			After
(dollars in thousands)	One Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Contractual Obligations
Time certificates of deposits	$3,290,420	$49,637	$28,873	$1,203	$3,370,133
Noncancelable operating leases	8,384	10,599	9,127	56,023	84,133
Other postretirement benefit contributions	1,327	3,073	3,323	8,759	16,482
Affordable housing commitments	83,294	67,477	796	1,735	153,302
Total Contractual Obligations	$3,383,425	$130,786	$42,119	$67,720	$3,624,050

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items, which totaled $6.9 billion and $6.0 billion as of December 31, 2025 and 2024, respectively, are not included in the table above. See the discussion of these credit and contractual commitments in “Note 17. Commitments and Contingent Liabilities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Other postretirement benefit contributions in the table above represent the minimum expected contribution to the postretirement benefit plan. Actual contributions may differ from these estimates. Excluded from the table above is our pension benefit obligations. We comply with the minimum funding requirements, and we anticipate making future benefit contributions of $0.2 million related to the pension benefit plans during the year ending December 31, 2026. Additional information on these benefit plans can be found in “Note 14. Benefit Plans” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2025 and 2024 was $211.2 million and $206.4 million, respectively. The increase in UTBs was primarily due to additions related to previously identified tax positions. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not disclosed in the table above.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $153.3 million and $98.7 million as of December 31, 2025 and 2024, respectively.

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover: ownership of the loan; validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan; compliance with loan criteria set forth in the applicable agreement; compliance with applicable federal, state, and local laws; and other matters. As of December 31, 2025 and 2024, the unpaid principal balance of our portfolio of residential mortgage loans sold was $1.1 billion and $1.3 billion, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2025, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2025, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2025.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2025, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2025, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 9 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of December 31, 2025 and 2024:

Investment Securities		Table 9
	December 31,
(dollars in thousands)	2025	2024
Government agency debt securities	$—	$8,147
Mortgage-backed securities:
Residential - Government agency	30,367	35,859
Residential - Government-sponsored enterprises	878,215	738,113
Commercial - Government agency	191,177	196,125
Commercial - Government-sponsored enterprises	41,599	44,908
Commercial - Non-agency	129,014	22,083
Collateralized mortgage obligations:
Government agency	426,276	397,124
Government-sponsored enterprises	302,996	310,682
Collateralized loan obligations	76,589	173,475
Total available-for-sale securities	$2,076,233	$1,926,516

Government agency debt securities	$46,182	$49,267
Mortgage-backed securities:
Residential - Government agency	37,081	40,888
Residential - Government-sponsored enterprises	86,681	92,573
Commercial - Government agency	30,796	31,009
Commercial - Government-sponsored enterprises	1,088,838	1,114,549
Collateralized mortgage obligations:
Government agency	823,423	907,565
Government-sponsored enterprises	1,365,087	1,500,212
Debt securities issued by states and political subdivisions	54,994	54,587
Total held-to-maturity securities	$3,533,082	$3,790,650

Table 10 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of December 31, 2025:

Maturities and Weighted-Average Yield on Securities(1)											Table 10
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of December 31, 2025
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$—	—%	$21.6	5.20%	$9.3	2.83%	$—	—%	$30.9	4.48%	$30.3
Residential - Government-sponsored enterprises(2)	—	—	627.5	1.41	305.7	4.57	—	—	933.2	2.44	878.2
Commercial - Government agency(2)	0.8	2.53	206.5	1.89	29.9	1.79	—	—	237.2	1.88	191.2
Commercial - Government-sponsored enterprises(2)	25.5	2.15	16.4	1.06	0.9	5.29	—	—	42.8	1.80	41.6
Commercial - Non-agency	—	—	74.8	5.60	—	—	53.7	5.57	128.5	5.59	129.0
Collateralized mortgage obligations(2):
Government agency	0.2	1.50	170.5	2.93	290.5	2.53	—	—	461.2	2.68	426.3
Government-sponsored enterprises	—	—	210.0	1.93	126.4	2.35	—	—	336.4	2.09	303.0
Collateralized loan obligations	—	—	0.3	5.81	76.2	5.91	—	—	76.5	5.91	76.6
Total available-for-sale securities as of December 31, 2025	$26.5	2.16%	$1,327.6	2.06%	$838.9	3.53%	$53.7	5.57%	$2,246.7	2.69%	$2,076.2
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$24.3	1.33%	$21.9	1.85%	$46.2	1.58%	$43.0
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	—	—	37.1	2.16	37.1	2.16	32.6
Residential - Government-sponsored enterprises	—	—	—	—	71.8	1.60	14.9	1.55	86.7	1.59	76.0
Commercial - Government agency	—	—	14.3	2.24	16.5	1.78	—	—	30.8	1.99	23.3
Commercial - Government-sponsored enterprises	—	—	398.1	1.62	489.9	2.04	200.8	2.76	1,088.8	2.02	993.8
Collateralized mortgage obligations(2):
Government agency	—	—	—	—	744.6	1.41	78.8	1.35	823.4	1.40	738.8
Government-sponsored enterprises	—	—	192.2	1.77	1,154.1	1.47	18.8	2.33	1,365.1	1.52	1,229.9
Debt securities issued by state and political subdivisions	—	—	—	—	37.8	2.20	17.2	2.45	55.0	2.27	51.4
Total held-to-maturity securities as of December 31, 2025	$—	—%	$604.6	1.69%	$2,539.0	1.58%	$389.5	2.29%	$3,533.1	1.67%	$3,188.8
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.6 billion as of December 31, 2025, a decrease of $107.9 million or 2% compared to December 31, 2024. The lower balances in investment securities were driven by payments and maturities during December 31, 2025, which were placed into cash. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of December 31, 2025, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the consolidated balance sheets, with $2.9 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.5 billion in mortgage-backed securities issued by Ginnie Mae, Fannie Mae, Freddie Mac and Municipal Housing Authorities and non-agency entities, $76.6 million in collateralized loan obligations, $55.0 million in debt securities issued by states and political subdivisions and $46.2 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds).

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

Gross unrealized gains in our investment securities portfolio were $7.1 million and $0.6 million as of December 31, 2025 and 2024, respectively. Gross unrealized losses in our investment securities portfolio were $521.9 million and $792.7 million as of December 31, 2025 and 2024. The lower overall unrealized loss position was primarily due to paydowns in our investment securities portfolio and changes in market value of the securities.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2025 and 2024, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of December 31, 2025 and 2024, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of December 31, 2025 and 2024, we held $10.1 million and $21.4 million in FHLB stock, respectively, which is recorded as a component of other assets in our consolidated balance sheets.

See “Note 3. Investment Securities” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on our investment securities portfolio.

Loans and Leases

Table 11 presents the composition of our loan and lease portfolio by major categories as of December 31, 2025 and 2024:

Loans and Leases		Table 11
	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,171,333	$2,247,428
Commercial real estate	4,590,326	4,463,992
Construction	808,275	918,326
Residential:
Residential mortgage	4,096,300	4,168,154
Home equity line	1,178,527	1,151,739
Total residential	5,274,827	5,319,893
Consumer	1,025,838	1,023,969
Lease financing	441,930	434,650
Total loans and leases	$14,312,529	$14,408,258

Total loans and leases were $14.3 billion as of December 31, 2025, a decrease of $95.7 million or 1% from December 31, 2024, with decreases in construction loans, commercial and industrial loans and residential real estate loans, partially offset by increases in commercial real estate loans, lease financing and consumer loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of December 31, 2025, a decrease of $76.1 million or 3% from December 31, 2024.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and the operating cash flow from the business, respectively. Commercial real estate loans were $4.6 billion as of December 31, 2025, an increase of $126.3 million or 3% from December 31, 2024.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $808.3 million as of December 31, 2025, a decrease of $110.1 million or 12% from December 31, 2024. This decrease was primarily due to construction loans reclassified to commercial real estate loans during the year ended December 31, 2025.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including HELOC. We offer these variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.3 billion as of December 31, 2025, a decrease of $45.1 million or 1% from December 31, 2024.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of December 31, 2025, an increase of $1.9 million or less than 1% from December 31, 2024.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $441.9 million as of December 31, 2025, an increase of $7.3 million or 2% from December 31, 2024.

See “Note 4. Loans and Leases” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 12 presents the recorded investment in our loan and lease portfolio as of December 31, 2025:

Loans and Leases by Rate Type									Table 12
	December 31, 2025
	Adjustable Rate
				CME			Hybrid	Fixed
(dollars in thousands)	Treasury	SOFR	Prime	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$2,537	$320,692	$770,582	$757,236	$1,851,047	$21,493	$298,793	$2,171,333
Commercial real estate	—	428,851	479,273	2,222,582	1,034,598	4,165,304	136,877	288,145	4,590,326
Construction	—	80,706	51,889	573,394	25,301	731,290	4,132	72,853	808,275
Residential:
Residential mortgage	2,836	123,319	15,541	63,767	75,113	280,576	686,210	3,129,514	4,096,300
Home equity line	—	—	912	—	—	912	970,618	206,997	1,178,527
Total residential	2,836	123,319	16,453	63,767	75,113	281,488	1,656,828	3,336,511	5,274,827
Consumer	852	—	337,146	—	3,467	341,465	1,036	683,337	1,025,838
Lease financing	—	—	—	—	—	—	—	441,930	441,930
Total loans and leases	$3,688	$635,413	$1,205,453	$3,630,325	$1,895,715	$7,370,594	$1,820,366	$5,121,569	$14,312,529

% by rate type at December 31, 2025	1%	4%	8%	25%	13%	51%	13%	36%	100%

Tables 13 and 14 present the geographic distribution of our loan and lease portfolio as of December 31, 2025 and 2024:

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$979,948	$1,031,600	$146,817	$12,968	$2,171,333
Commercial real estate	2,509,943	1,678,871	401,512	—	4,590,326
Construction	359,263	426,842	22,170	—	808,275
Residential:
Residential mortgage	3,940,165	2,575	153,560	—	4,096,300
Home equity line	1,129,433	—	49,094	—	1,178,527
Total residential	5,069,598	2,575	202,654	—	5,274,827
Consumer	671,811	35,426	314,681	3,920	1,025,838
Lease financing	246,502	176,946	18,482	—	441,930
Total Loans and Leases	$9,837,065	$3,352,260	$1,106,316	$16,888	$14,312,529
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 14
	December 31, 2024
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$923,762	$1,205,251	$103,726	$14,689	$2,247,428
Commercial real estate	2,532,545	1,537,878	393,569	—	4,463,992
Construction	365,346	526,674	26,306	—	918,326
Residential:
Residential mortgage	4,017,261	2,631	148,262	—	4,168,154
Home equity line	1,106,228	259	45,252	—	1,151,739
Total residential	5,123,489	2,890	193,514	—	5,319,893
Consumer	672,202	36,956	311,281	3,530	1,023,969
Lease financing	236,827	181,904	15,919	—	434,650
Total Loans and Leases	$9,854,171	$3,491,553	$1,044,315	$18,219	$14,408,258
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower's business operations are conducted.

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

Table 15 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of December 31, 2025:

Maturities for Loan and Lease Portfolio(1)					Table 15
	December 31, 2025
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$819,191	$961,863	$295,538	$94,741	$2,171,333
Commercial real estate	1,086,348	2,102,810	1,394,215	6,953	4,590,326
Construction	278,811	343,472	157,753	28,239	808,275
Residential:
Residential mortgage	10,776	54,786	381,893	3,648,845	4,096,300
Home equity line	22,214	83,560	83,882	988,871	1,178,527
Total residential	32,990	138,346	465,775	4,637,716	5,274,827
Consumer	94,299	702,036	229,503	—	1,025,838
Lease financing	21,209	217,226	95,506	107,989	441,930
Total Loans and Leases	$2,332,848	$4,465,753	$2,638,290	$4,875,638	$14,312,529

Total of loans and leases with:
Adjustable interest rates	$2,166,399	$3,315,763	$1,642,674	$245,758	$7,370,594
Hybrid interest rates	55,487	138,186	94,874	1,531,819	1,820,366
Fixed interest rates	110,962	1,011,804	900,742	3,098,061	5,121,569
Total Loans and Leases	$2,332,848	$4,465,753	$2,638,290	$4,875,638	$14,312,529
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 16 presents information on our Non-Performing Assets (“NPAs”) and Accruing Loans and Leases Past Due 90 Days or More as of December 31, 2025 and 2024:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	December 31,
(dollars in thousands)	2025	2024
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$8,805	$329
Commercial real estate	3,007	411
Construction	1,788	—
Lease financing	734	—
Total Commercial Loans	14,334	740
Residential Loans:
Residential mortgage	16,423	12,768
Home equity line	10,271	7,171
Total Residential Loans	26,694	19,939
Total Non-Accrual Loans and Leases	41,028	20,679
Total Non-Performing Assets	$41,028	$20,679

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$318	$1,432
Construction	—	536
Total Commercial Loans	318	1,968
Residential mortgage	55	1,317
Consumer	2,984	2,734
Total Accruing Loans and Leases Past Due 90 Days or More	$3,357	$6,019

Total Loans and Leases	$14,312,529	$14,408,258

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.29%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.29%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.31%	0.19%

Table 17 presents the activity in NPAs for the years ended December 31, 2025 and 2024:

Non-Performing Assets		Table 17
	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$20,679	$18,595
Additions	37,440	14,734
Reductions
Payments	(12,958)	(8,835)
Return to accrual status	(3,149)	(2,811)
Sales of other real estate owned	—	(75)
Charge-offs/write-downs	(984)	(929)
Total Reductions	(17,091)	(12,650)
Balance at end of year	$41,028	$20,679

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

Total NPAs were $41.0 million as of December 31, 2025, an increase of $20.3 million or 98% from December 31, 2024. The ratio of our NPAs to total loans and leases and OREO was 0.29% as of December 31, 2025, an increase of 15 basis points from December 31, 2024. The increase in total NPAs was primarily due to an $8.5 million increase in commercial and industrial loans, $3.7 million increase in residential mortgage loans, $3.1 million increase in home equity lines, $2.6 million increase in commercial real estate loans and a $1.8 million increase in construction loans.

The largest component of our NPAs continues to be residential mortgage loans. The level of these NPAs remains elevated due to a lengthy judicial foreclosure process in Hawaii. As of December 31, 2025, residential mortgage non-accrual loans were $16.4 million, an increase of $3.7 million or 29% from December 31, 2024. This increase was due to additions in residential mortgage loans of $11.5 million, partially offset by $5.0 million in payments and $2.8 million in returns to accrual status. As of December 31, 2025, our residential mortgage non-accrual loans were comprised of 59 loans with a weighted average current loan-to-value (“LTV”) ratio of 52%.

Home equity line non-accrual loans were $10.3 million as of December 31, 2025, an increase of $3.1 million or 43% from December 31, 2024. This increase was due to additions in home equity lines of $6.2 million, partially offset by payments of $2.7 million, returns to accrual status of $0.3 million and charge-offs of $0.1 million.

As of December 31, 2025, commercial and industrial non-accrual loans were $8.8 million, an increase of $8.5 million from December 31, 2024. This increase was due to additions in commercial and industrial loans of $13.2 million, partially offset by payments of $4.3 million and charge-offs of $0.4 million.

As of December 31, 2025, commercial real estate non-accrual loans were $3.0 million, an increase of $2.6 million from December 31, 2024. This increase was due to additions in commercial real estate loans of $3.0 million, partially offset by payments of $0.4 million.

As of December 31, 2025, construction non-accrual loans were $1.8 million, an increase of $1.8 million or 100% from December 31, 2024. This increase was due to additions in construction loans of $2.2 million, partially offset by payments of $0.4 million.

OREO represents property acquired as a result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. There was no OREO held as of December 31, 2025 and 2024.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $3.4 million as of December 31, 2025, a decrease of $2.7 million or 44% as compared to December 31, 2024. This decrease was due to decreases in residential mortgage loans of $1.3 million, commercial and industrial loans of $1.1 million and construction loans of $0.5 million, partially offset by an increase in consumer loans of $0.2 million that were past due 90 days or more and still accruing interest as of December 31, 2025.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 18 presents an analysis of our ACL for the years ended December 31, 2025 and 2024:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 18
	December 31,
(dollars in thousands)	2025	2024
Balance at Beginning of Year	$193,240	$192,138
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(4,731)	(3,615)
Commercial real estate	—	(400)
Lease financing	(662)	—
Total Commercial Loans	(5,393)	(4,015)
Home equity line	(30)	—
Consumer	(19,473)	(18,002)
Total Loans and Leases Charged-Off	(24,896)	(22,017)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	1,202	919
Commercial real estate	251	—
Total Commercial Loans	1,453	919
Residential Loans:
Residential mortgage	157	119
Home equity line	149	274
Total Residential Loans	306	393
Consumer	6,862	7,057
Total Recoveries on Loans and Leases Previously Charged-Off	8,621	8,369
Net Loans and Leases Charged-Off	(16,275)	(13,648)
Provision for Credit Losses	27,200	14,750
Balance at End of Year	$204,165	$193,240
Components:
Allowance for Credit Losses	$168,468	$160,393
Reserve for Unfunded Commitments	35,697	32,847
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$204,165	$193,240
Average Loans and Leases Outstanding	$14,264,604	$14,312,759
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.11%	0.10%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.18%	1.11%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	4.11x	7.76x

Tables 19 and 20 present the allocation of the ACL by loan category, in both dollars and as a percentage of total loans and leases outstanding, as of December 31, 2025 and 2024:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,833	0.96%	15.17%
Commercial real estate	38,757	0.84	32.07
Construction	7,605	0.94	5.65
Lease financing	2,778	0.63	3.09
Total commercial	69,973	0.87	55.98
Residential mortgage	36,384	0.89	28.62
Home equity line	15,192	1.29	8.23
Total residential	51,576	0.98	36.85
Consumer	46,919	4.57	7.17
Total	$168,468	1.18%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 20
	December 31, 2024
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$16,332	0.73%	15.60%
Commercial real estate	40,624	0.91	30.98
Construction	8,570	0.93	6.37
Lease financing	2,269	0.52	3.02
Total commercial	67,795	0.84	55.97
Residential mortgage	39,230	0.94	28.93
Home equity line	10,205	0.89	7.99
Total residential	49,435	0.93	36.92
Consumer	43,163	4.22	7.11
Total	$160,393	1.11%	100.00%

Table 21 presents the net charge-offs (recoveries) to average loans and leases by category during the years ended December 31, 2025 and 2024:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category		Table 21
	December 31,
	2025	2024
Commercial and industrial	0.16%	0.12%
Commercial real estate	(0.01)	0.01
Construction	—	—
Lease financing	0.15	—
Total commercial	0.05	0.04
Residential mortgage	—	—
Home equity line	(0.01)	(0.02)
Total residential	(0.01)	(0.01)
Consumer	1.24	1.04
Total loans and leases	0.11%	0.10%

As of December 31, 2025, the ACL was $168.5 million or 1.18% of total loans and leases outstanding, compared with an ACL of $160.4 million or 1.11% of total loans and leases outstanding as of December 31, 2024. The reserve for unfunded commitments was $35.7 million as of December 31, 2025, compared to $32.8 million as of December 31, 2024.

Net charge-offs of loans and leases were $16.3 million or 0.11% of total average loans and leases for the year ended December 31, 2025, compared to $13.6 million or 0.10% for 2024. Net charge-offs in our commercial lending portfolio were $3.9 million for the year ended December 31, 2025, compared to net charge-offs of $3.1 million for 2024. Net recoveries in our residential lending portfolio were $0.3 million for the year ended December 31, 2025, compared to net recoveries of $0.4 million for 2024. Net charge-offs in our consumer lending portfolio were $12.6 million for the year ended December 31, 2025, compared to net charge-offs of $10.9 million for 2024. Net charge-offs in our consumer portfolio segment include those related to credit card, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of December 31, 2025 and 2024. Furthermore, as of December 31, 2025, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for macroeconomic uncertainties. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability.

See “Note 5. Allowance for Credit Losses” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both December 31, 2025 and 2024. Our goodwill originated from the acquisition of the Company by BNPP in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company performed its annual assessment of the criteria included in Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, and based on such assessment, the Company concluded that there was no impairment in our goodwill for the year ended December 31, 2025. Future events, including volatility in domestic and global markets, geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $828.3 million as of December 31, 2025, a decrease of $3.7 million from December 31, 2024. This decrease was due to a $29.7 million decrease in prepaid expenses, a $23.2 million decrease in current tax receivables and deferred tax assets, an $11.3 million decrease in FHLB stock and a $4.8 million decrease in software and nondepreciable assets, partially offset by a $66.8 million increase in affordable housing and other tax credit investment partnership interests.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 22 presents the composition of our deposits as of December 31, 2025 and December 31, 2024:

Deposits		Table 22
	December 31,
(dollars in thousands)	2025	2024
U.S.:
Demand	$5,794,973	$6,169,833
Savings	5,721,098	5,498,043
Money Market	3,832,783	3,636,586
Time	2,948,536	2,878,968
Foreign(1):
Demand	752,319	805,315
Savings	587,775	523,321
Money Market	456,587	390,748
Time	421,597	419,402
Total Deposits(2)	$20,515,668	$20,322,216
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $839.5 million as of December 31, 2025, an increase of $80.3 million or 11% compared to December 31, 2024.

Total deposits were $20.5 billion as of December 31, 2025, an increase of $0.2 billion or 1% from December 31, 2024. The increase in deposit balances stemmed primarily from a $249.1 million increase in non-public money market deposit balances, a $183.2 million increase in non-public savings deposit balances, a $104.3 million increase in public savings deposit balances and a $95.8 million increase in non-public time deposit balances. These increases were partially offset by a $415.0 million decrease in non-public demand deposit balances.

As of December 31, 2025 and 2024, the amount of deposits that exceeded FDIC insurance limits were estimated to be $10.1 billion, or 49% of total deposits, and $9.9 billion, or 49% of total deposits, respectively. At December 31, 2025 and 2024, the Company had $839.5 million and $759.2 million, respectively, of public deposits, all of which were fully collateralized with investment securities. As of December 31, 2025 and 2024, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.3 billion, or 45% of total deposits, and $9.2 billion, or 45% of total deposits, respectively. As of December 31, 2025 and 2024, deposits accounts above $250,000 were estimated to be $11.9 billion and $11.6 billion, respectively. As of both December 31, 2025 and 2024, deposit balances over $250,000 in corporate operating accounts were estimated to be $2.1 billion.

Table 23 presents the amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of December 31, 2025:

Uninsured Time Deposits	Table 23
(dollars in thousands)	December 31, 2025
Three months or less	$701,006
Over three through six months	372,012
Over six through twelve months	183,619
Over twelve months	16,252
Total(1)	$1,272,889
(1)	Includes $133.0 million in public time deposits that are fully collateralized with investment securities.

Short-term Borrowings

As of December 31, 2025, the Company held no short-term borrowings. As of December 31, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16% that matured in September 2025.

As of December 31, 2025 and 2024, the Company had a remaining line of credit of $3.3 billion and $2.8 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both December 31, 2025 and 2024.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $87.0 million as of December 31, 2025, an increase of $1.0 million or 1% from December 31, 2024. The balance as of December 31, 2025 included retirement benefits payable of $99.1 million for the Company’s underfunded plans, partially offset by pension plan assets for overfunded plans, recorded as a component of other assets on the consolidated balance sheets, of $12.1 million.

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

As of December 31, 2025, our capital levels remained characterized as “well capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 24 below. See “Note 12. Regulatory Capital Requirements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information. There have been no conditions or events since December 31, 2025 that management believes have changed either the Company’s or the Bank’s capital classifications.

FHI's Regulatory Capital		Table 24
	December 31,
(dollars in thousands)	2025	2024
Stockholders' Equity	$2,769,365	$2,617,486
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(368,140)	(463,994)
Tax credit carryforward	—	2,050
Common Equity Tier 1 Capital and Tier 1 Capital	$2,142,013	$2,083,938
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	203,256	193,240
Total Capital	$2,345,269	$2,277,178
Risk-Weighted Assets	$16,259,605	$16,281,101

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.17%	12.80%
Tier 1 Capital Ratio	13.17%	12.80%
Total Capital Ratio	14.42%	13.99%
Tier 1 Leverage Ratio	9.27%	9.14%

Total stockholders’ equity was $2.8 billion as of December 31, 2025, an increase of $151.9 million or 6% from December 31, 2024. The increase in stockholders’ equity was primarily due to earnings for the year ended December 31, 2025 of $276.3 million and other comprehensive income, net of tax, of $95.9 million, primarily due to changes in our investment securities portfolio. This was partially offset by dividends declared and paid to the Company’s stockholders of $129.9 million and common stock repurchased of $100.0 million.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 4,020,554 shares at a total cost of $100.0 million during 2025. In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In January 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on February 27, 2026 to shareholders of record at the close of business on February 13, 2026.

Critical Accounting Policies

Our consolidated financial statements were prepared in accordance with GAAP and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in “Note 1. Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. Application of these principles requires us to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the consolidated financial statements. These factors include among other things, whether the policy requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our consolidated financial statements are those that are related to the determination of the ACL and fair value estimates.

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

The following are some of the significant judgments and inherent limitations which affect the estimate of the ACL:

●	The Accuracy of Internal Credit Risk Ratings, Monitoring of Loans Past Due and Delinquency Trends. The ACL related to our commercial portfolio segment is generally most sensitive to the accuracy of internal credit risk ratings assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an internal team of credit specialists.
●	Data. We have applied considerable judgments about the sufficiency and applicability of our internal data to provide an accurate view of historical loss information. For each of our portfolio segments we have examined between 14 and 18 years of historical data. For many of our residential real estate and consumer loan classes, we have assumed that the historical loss period observed is sufficient to capture a full credit loss cycle and that the credit loss exposures observed over this historical loss period are representative of those for which we will be making estimates of future expected credit losses under CECL. In making this assumption, we have relied on the fact that the historical loss period for the vast majority of our different loan portfolio segments incorporated the most recent observed recessionary period as well as the subsequent period of sustained recovery and growth.

●	Reasonable and Supportable Forecast Period. For contractual periods which extend beyond the one-year reasonable and supportable forecast period, management elected an immediate reversion to the mean approach. Management will continue to assess whether a one-year reasonable and supportable forecast period is appropriate. Changes to the economic environment and uncertainty with regards to the timing and extent of an economic recovery may result in management decreasing or increasing the current reasonable and supportable forecast period.
●	Economic Adjustments over the Reasonable and Supportable Forecast Period. The Company uses a multi-variable regression model to estimate the impact of Management’s economic outlook over the reasonable and supportable forecast period. The model uses economic forecasts as the input and outputs modifiers that adjust the long-run default/loss rates. The Company’s economic forecast framework allows management to use judgment in selecting the economic model input and output.
●	Qualitative Adjustments. For risks not captured in the long-run default/loss rates or in the economic forecast model, the Company applies segment or account level dollar adjustments. These adjustments are estimated based on the best information available as of the reporting date and may include, as appropriate, overlays to account for macroeconomic uncertainties, adjustments for model limitations, regulatory determinants, overlays for natural disasters, and other events such as the COVID-19 pandemic and the Maui wildfires.
●	Identification and Measurement of Individually Assessed Loans, including Loans Modified with a Borrower Experiencing Financial Difficulty. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified with a borrower experiencing financial difficulty. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows or fair value of collateral less estimated selling costs. The development of these expectations requires significant management judgment and estimation.

The ACL for loans and leases was $168.5 million as of December 31, 2025, which represented an increase of $8.1 million, compared to the ACL for loans and leases of $160.4 million as of December 31, 2024. The reserve for unfunded commitments was $35.7 million as of December 31, 2025, which represented an increase of $2.9 million, compared to the reserve for unfunded commitments of $32.8 million as of December 31, 2024. The ACL for loans and leases and the reserve for unfunded commitments was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for macroeconomic uncertainties. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability.

To illustrate the sensitivity of the Company’s ACL model to credit quality, we downgraded the internal credit risk ratings on commercial loans by one grade and reduced FICO scores on retail loans by ten points. Downgrading 1% of our commercial portfolio would increase the ACL at December 31, 2025 by approximately $1.0 million, and reducing FICO scores on the entire retail portfolio would increase the ACL at December 31, 2025 by approximately $3.8 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in internal credit risk ratings and FICO scores may have on the ACL estimate, with all other inputs remaining constant.

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

Financial assets that are recorded at fair value on a recurring basis include available for sale investment securities and derivative financial instruments. As of December 31, 2025 and 2024, $2.1 billion or 9% and $1.9 billion or 8%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available for sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage backed securities were classified in Level 2 of the fair value hierarchy. Financial liabilities that were recorded at fair value on a recurring basis were comprised of derivative financial instruments. As of December 31, 2025 and 2024, $14.6 million or less than 1% and $8.4 million or less than 1%, respectively, of our total liabilities, consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2025 and 2024, $12.3 million and $6.1 million, respectively, was classified in Level 2 of the fair value hierarchy. As of both December 31, 2025 and 2024, $2.3 million was classified in Level 3 of the fair value hierarchy. As of December 31, 2025 and 2024, the liability which was classified in Level 3 of the fair value hierarchy was related to the sale of our Visa Class B restricted shares in 2016. We recorded a derivative liability which requires payment to the buyer of the Visa Class B restricted shares in the event Visa further reduces the conversion rate to its publicly traded Visa Class A shares.

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

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2025, see “Note 1. Organization and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information.

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

Commercial lending is further categorized into four distinct classes based on characteristics relating to the borrower, transaction and collateral. These classes are: commercial and industrial, commercial real estate, construction and lease financing. Commercial and industrial loans are primarily for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes by medium to larger Hawaii based corporations, as well as U.S. mainland and international companies. Commercial and industrial loans are typically secured by non-real estate assets whereby the collateral is trading assets, enterprise value or inventory. As with many of our customers, our commercial and industrial loan customers are heavily dependent on tourism, government expenditures and real estate values. Commercial real estate loans are secured by real estate, including but not limited to structures and facilities to support activities designated as retail, health care, general office space, warehouse and industrial space. Our Bank’s underwriting policy generally requires that net cash flows from the property be sufficient to service the debt while still maintaining an appropriate amount of reserves. Commercial real estate loans in Hawaii are characterized by having a limited supply of real estate at commercially attractive locations, long delivery time frames for development and high interest rate sensitivity. Our construction lending portfolio consists primarily of land loans, single family and condominium development loans. Financing of construction loans is subject to a high degree of credit risk given the long delivery time frames for such projects. Construction lending activities are underwritten on a project financing basis whereby the cash flows or lease rents from the underlying real estate collateral or the sale of the finished inventory is the primary source of repayment. Market feasibility analysis is typically performed by assessing market comparables, market conditions and demand in the specific lending area and general community. We typically require presales of finished inventory or preleasing requirements prior to loan funding. However, because this analysis is typically performed on a forward-looking basis, real estate construction projects typically present a higher risk profile in our lending activities. Lease financing activities include commercial single investor leases and leveraged leases used to purchase items ranging from computer equipment to transportation equipment. Underwriting of new leasing arrangements typically includes analyzing customer cash flows, evaluating secondary sources of repayment, such as the value of the leased asset, the guarantors’ net cash flows as well as other credit enhancements provided by the lessee.

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $392,000 as of December 31, 2025. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing.  The qualifying debt payments for all lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

Consumer lending is further categorized into the following classes of loans: credit cards, automobile loans and other consumer-related installment loans. Consumer loans are either unsecured or fully secured by the borrower’s personal assets, including cash. The average loan size is generally small and risk is diversified among many borrowers. We offer a wide array of credit cards for business and personal use. In general, our customers are attracted to our credit card offerings on the basis of price, credit limit, reward programs and other product features. Credit card underwriting decisions are generally based on repayment ability of our borrower via DTI ratios, credit bureau information, and credit scores. Automobile lending activities include loans and leases secured by new or used automobiles. We originate the majority of our automobile loans and leases on an indirect basis through selected dealerships. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity and repayment ability, credit history and the ability to meet existing obligations and payments on the proposed loan or lease. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured. Installment loans consist of open and closed end facilities for personal and household purchases. We seek to maintain reasonable levels of risk in installment lending by following prudent underwriting guidelines which include an evaluation of personal credit history and ability to repay.

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

Table 25 presents, for the twelve months subsequent to December 31, 2025 and 2024, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of December 31, 2025 and 2024 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 25
	Static Forecast	Static Forecast
	December 31, 2025	December 31, 2024
Gradual Change in Interest Rates (basis points)
+200	3.5%	3.1%
+100	1.8	1.6
+50	0.9	0.8
(50)	(0.9)	(0.8)
(100)	(1.8)	(1.6)

Immediate Change in Interest Rates (basis points)
+200	6.3%	6.2%
+100	3.2	3.2
+50	1.6	1.6
(50)	(1.6)	(1.6)
(100)	(3.2)	(3.3)

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

Under the static balance sheet forecast as of December 31, 2025, our net interest income sensitivity profile is slightly higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2024. The sensitivity outcomes described above are primarily due to the impact of holding a larger federal funds position as of December 31, 2025 as compared with December 31, 2024.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. MD&A - Risk Governance and Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative adjustment for macroeconomic uncertainties included the following procedures, among others:

●	We tested the effectiveness of controls over the qualitative adjustments with the ACL model, including management’s review over the qualitative adjustment for macroeconomic uncertainties.
●	We evaluated the reasonableness and conceptual soundness of the ACL modeling framework, including the use of qualitative adjustments.
●	We tested the mathematical accuracy of the calculation of the ACL, as well as the accuracy and completeness of data used as inputs to the determination of the qualitative adjustment for macroeconomic uncertainties.
●	We evaluated the qualitative adjustment for macroeconomic uncertainties, including assessing the reasonableness of and basis for the adjustments.
●	We evaluated the magnitude and proportion of the overall ACL, including the directional consistency of the qualitative adjustment for macroeconomic uncertainties, as well as the absolute value of the ACL attributable to the qualitative adjustments.
●	We performed analytical analysis, including retrospective review, various coverage and ratio analysis, and peer institution analysis, to evaluate the relevance of the underlying drivers used to determine the overall ACL, which included the qualitative adjustment for macroeconomic uncertainties.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 27, 2026

We have served as the Company’s auditor since 2012.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Interest income
Loans and lease financing	$774,419	$805,941	$748,053
Available-for-sale investment securities	54,086	54,306	74,241
Held-to-maturity investment securities	64,577	69,376	73,497
Other	58,221	50,421	27,788
Total interest income	951,303	980,044	923,579
Interest expense
Deposits	279,290	335,717	258,221
Short-term and long-term borrowings	7,421	19,988	26,289
Other	850	1,601	2,942
Total interest expense	287,561	357,306	287,452
Net interest income	663,742	622,738	636,127
Provision for credit losses	27,200	14,750	26,630
Net interest income after provision for credit losses	636,542	607,988	609,497
Noninterest income
Service charges on deposit accounts	31,636	31,090	29,647
Credit and debit card fees	61,807	64,401	63,888
Other service charges and fees	53,153	45,862	37,299
Trust and investment services income	36,941	38,306	38,449
Bank-owned life insurance	20,613	17,861	15,326
Investment securities gains (losses), net	37	(26,171)	792
Other	12,859	14,454	15,414
Total noninterest income	217,046	185,803	200,815
Noninterest expense
Salaries and employee benefits	245,906	235,565	225,755
Contracted services and professional fees	60,297	60,912	66,423
Occupancy	30,224	28,971	29,608
Equipment	56,292	53,902	45,109
Regulatory assessment and fees	12,080	19,091	32,073
Advertising and marketing	8,573	7,719	7,615
Card rewards program	33,363	33,831	31,627
Other	52,610	61,198	62,928
Total noninterest expense	499,345	501,189	501,138
Income before provision for income taxes	354,243	292,602	309,174
Provision for income taxes	77,977	62,473	74,191
Net income	$276,266	$230,129	$234,983
Basic earnings per share	$2.21	$1.80	$1.84
Diluted earnings per share	$2.20	$1.79	$1.84
Basic weighted-average outstanding shares	124,793,785	127,702,573	127,567,547
Diluted weighted-average outstanding shares	125,509,146	128,325,865	127,915,873

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net income	$276,266	$230,129	$234,983
Other comprehensive (loss) income, net of tax:
Net change in pension and other benefits	(2,411)	3,494	58
Net change in investment securities	98,723	62,004	105,087
Net change in cash flow derivative hedges	(458)	718	3,899
Other comprehensive income	95,854	66,216	109,044
Total comprehensive income	$372,120	$296,345	$344,027

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except share amount)	2025	2024
Assets
Cash and due from banks	$228,734	$258,057
Interest-bearing deposits in other banks	1,249,018	912,133
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,246,716 as of December 31, 2025 and $2,190,448 as of December 31, 2024)	2,076,233	1,926,516
Held-to-maturity, at amortized cost (fair value: $3,188,775 as of December 31, 2025 and $3,262,509 as of December 31, 2024)	3,533,082	3,790,650
Loans held for sale	1,370	—
Loans and leases	14,312,529	14,408,258
Less: allowance for credit losses	168,468	160,393
Net loans and leases	14,144,061	14,247,865

Premises and equipment, net	303,496	288,530
Accrued interest receivable	77,641	79,979
Bank-owned life insurance	513,182	491,890
Goodwill	995,492	995,492
Mortgage servicing rights	4,638	5,078
Other assets	828,305	831,996
Total assets	$23,955,252	$23,828,186
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,968,376	$13,347,068
Noninterest-bearing	6,547,292	6,975,148
Total deposits	20,515,668	20,322,216
Short-term borrowings	—	250,000
Retirement benefits payable	99,052	97,135
Other liabilities	571,167	541,349
Total liabilities	21,185,887	21,210,700

Commitments and contingent liabilities (Note 17)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,184,584 / 122,689,256 as of December 31, 2025; issued/outstanding: 141,748,847 / 126,422,898 as of December 31, 2024)	1,422	1,417
Additional paid-in capital	2,576,540	2,560,380
Retained earnings	1,078,885	934,048
Accumulated other comprehensive loss, net	(368,140)	(463,994)
Treasury stock (19,495,328 shares as of December 31, 2025 and 15,325,949 shares as of December 31, 2024)	(519,342)	(414,365)
Total stockholders' equity	2,769,365	2,617,486
Total liabilities and stockholders' equity	$23,955,252	$23,828,186

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(dollars in thousands,	Common Stock		Paid-In	Retained	Comprehensive	Treasury
except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2022	127,363,327	$1,410	$2,538,336	$736,544	$(639,254)	$(368,031)	$2,269,005
Net income	—	—	—	234,983	—	—	234,983
Cash dividends declared ($1.04 per share)	—	—	—	(132,646)	—	—	(132,646)
Common stock issued under Employee Stock Purchase Plan	16,226	—	308	—	—	—	308
Equity-based awards	239,208	3	9,606	(1,022)	—	(3,215)	5,372
Other comprehensive income, net of tax	—	—	—	—	109,044	—	109,044
Balance as of December 31, 2023	127,618,761	1,413	2,548,250	837,859	(530,210)	(371,246)	2,486,066
Net income	—	—	—	230,129	—	—	230,129
Cash dividends declared ($1.04 per share)	—	—	—	(132,798)	—	—	(132,798)
Common stock issued under Employee Stock Purchase Plan	11,362	—	245	—	—	—	245
Equity-based awards	266,351	4	11,885	(1,142)	—	(2,778)	7,969
Common stock repurchased	(1,473,576)	—	—	—	—	(40,000)	(40,000)
Stock repurchase excise tax	—	—	—	—	—	(341)	(341)
Other comprehensive income, net of tax	—	—	—	—	66,216	—	66,216
Balance as of December 31, 2024	126,422,898	1,417	2,560,380	934,048	(463,994)	(414,365)	2,617,486
Net income	—	—	—	276,266	—	—	276,266
Cash dividends declared ($1.04 per share)	—	—	—	(129,907)	—	—	(129,907)
Common stock issued under Employee Stock Purchase Plan	11,504	—	275	—	—	—	275
Equity-based awards	275,408	5	15,885	(1,522)	—	(4,055)	10,313
Common stock repurchased	(4,020,554)	—	—	—	—	(100,000)	(100,000)
Stock repurchase excise tax	—	—	—	—	—	(922)	(922)
Other comprehensive income, net of tax	—	—	—	—	95,854	—	95,854
Balance as of December 31, 2025	122,689,256	$1,422	$2,576,540	$1,078,885	$(368,140)	$(519,342)	$2,769,365

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$276,266	$230,129	$234,983
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,200	14,750	26,630
Depreciation, amortization and accretion, net	33,562	38,012	42,767
Deferred income tax benefit	(337)	(11,287)	(13,656)
Stock-based compensation	15,890	11,889	9,609
Gain on property insurance proceeds	—	(2,559)	—
Other losses (gains)	65	(164)	(5,834)
Originations of loans held for sale	(16,619)	(38,242)	(21,324)
Proceeds from sales of loans held for sale	15,084	37,933	22,240
Net (gains) losses on investment securities	(37)	26,171	(792)
Premiums paid on cash flow hedges	(2,914)	—	—
Amortization of premiums on cash flow hedges	443	—	—
Change in assets and liabilities:
Net decrease (increase) in other assets	21,845	18,109	(40,156)
Net (decrease) increase in other liabilities	(35,378)	(7,228)	559
Net cash provided by operating activities	335,070	317,513	255,026
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	277,924	293,295	431,535
Proceeds from calls and sales	84,534	335,884	510,837
Purchases	(418,829)	(291,779)	—
Held-to-maturity securities:
Proceeds from maturities and principal repayments	287,715	287,228	311,195
Proceeds from calls	4,640	1,945	8,290
Other investments:
Proceeds from sales	16,162	15,427	131,288
Purchases	(45,915)	(42,052)	(133,212)
Loans:
Net decrease (increase) in loans and leases resulting from originations and principal repayments	206,609	(62)	(177,923)
Proceeds from sales of loans originated for investment	—	27,526	—
Purchases of loans	(116,424)	(58,628)	(57,879)
Proceeds from bank-owned life insurance	1,475	5,879	8,486
Purchases of bank-owned life insurance	(2,000)	—	—
Proceeds from property insurance	—	2,559	—
Purchases of premises, equipment and software	(31,779)	(28,774)	(15,988)
Proceeds from sales of premises and equipment	—	—	8,509
Other	—	104	34
Net cash provided by investing activities	264,112	548,552	1,025,172
Cash flows from financing activities
Net increase (decrease) in deposits	193,452	(1,010,441)	(356,372)
Proceeds from short-term borrowings	—	250,000	—
Repayment of short-term borrowings	(250,000)	(500,000)	—
Net decrease in other short-term borrowings	—	—	(75,000)
Proceeds from long-term borrowings	—	—	500,000
Dividends paid	(130,951)	(132,798)	(132,646)
Stock tendered for payment of withholding taxes	(4,055)	(2,778)	(3,215)
Proceeds from employee stock purchase plan	275	245	308
Common stock repurchased	(100,000)	(40,000)	—
Stock repurchase excise tax paid in current year	(341)	—	—
Net cash used in financing activities	(291,620)	(1,435,772)	(66,925)
Net increase (decrease) in cash and cash equivalents	307,562	(569,707)	1,213,273
Cash and cash equivalents at beginning of year	1,170,190	1,739,897	526,624
Cash and cash equivalents at end of year	$1,477,752	$1,170,190	$1,739,897
Supplemental disclosures
Interest paid	$293,335	$362,519	$262,186
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	4,187	5,396	4,775
Transfers to loans held for sale from loans and leases	—	27,096	1,133
Obligation to fund low-income housing partnerships	95,496	56,640	63,086
Stock repurchase excise tax settled in subsequent year	922	341	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

First Hawaiian, Inc. (“FHI” or the “Parent”), a bank holding company, owns 100% of the outstanding common stock of First Hawaiian Bank (“FHB” or the “Bank”). FHB is a state-chartered bank that is not a member of the Federal Reserve System. FHB, the oldest financial institution in Hawaii, was established as Bishop & Company in 1858. As of December 31, 2025, FHB is the largest bank headquartered in Hawaii as measured by loans and leases and net income. FHB has 49 branches located throughout the State of Hawaii, Guam and Saipan, and offers a comprehensive suite of banking services to consumer and commercial customers including loans, deposit products, wealth management, insurance, trust, retirement planning, credit card and merchant processing services.

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

During 2017 through 2019, BNPP, acting through BWC, sold all of the shares of FHI common stock that it beneficially owned in underwritten public offerings and share repurchases by the Company, fully exited its ownership interest in FHI common stock.

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

Investment Securities

As of December 31, 2025 and 2024, investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. The Company amortizes premiums and accretes discounts using the interest method over the expected lives of the individual securities. Premiums on callable debt securities are amortized to their next call date. All investment securities transactions are recorded on a trade-date basis.

As of December 31, 2025 and 2024, the Company’s investment securities were categorized as either available-for-sale (investment securities that may be sold before maturity at the discretion of management) or held-to-maturity (investment securities that management has the positive intent and ability to hold to maturity). Available-for-sale investment securities are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Gains and losses realized on sales of available-for-sale investment securities are determined using the specific identification method. Held-to-maturity investment securities are reported at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

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

Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the available-for-sale or held-to-maturity investment security is deemed uncollectible or when either of the criteria regarding intent or requirement to sell an available-for-sale investment security is met. Recoveries do not exceed the aggregate of amounts previously charged-off. As of December 31, 2025 and 2024, the Company’s available-for-sale and held-to-maturity investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. Under 5% of the investment securities were comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better, and non-agency commercial mortgage-backed securities rated AAA. These securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2025 and 2024.

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

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned (“OREO”) and repossessed personal property are comprised primarily of properties that the Company acquires through foreclosure proceedings. The Company values these properties at fair value less estimated costs to sell the property upon acquisition, which establishes the new carrying value. The Company charges losses arising upon the acquisition of the property against the ACL. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded as a recovery of previous amounts written off to the ACL and then as a gain on initial transfer in other noninterest income thereafter. After acquisition, the Company carries such properties at the lower of cost or fair value less estimated selling costs on a nonrecurring basis. Any write-downs or losses or gains from the subsequent disposition of such properties are included in other noninterest income.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. The Company performs impairment testing of goodwill, an indefinite-lived intangible asset, as required under GAAP on an annual basis in the fourth quarter or when circumstances change that indicate that a potential impairment may have occurred. The Company has assigned goodwill to its reporting units for impairment testing purposes. The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment testing. The quantitative impairment test identifies potential impairments at the reporting unit level by comparing the estimated fair value of each identified reporting unit to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the carrying amount exceeds the estimated fair value, an impairment exists, and an impairment loss is recognized in an amount equal to that excess but not to exceed the amount of goodwill within that reporting unit. Subsequent reversals of goodwill impairment are prohibited.

During the quarter ended December 31, 2025, as described in “Note 22. Reportable Operating Segments,” the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. The Company’s two reporting units for goodwill impairment testing (Retail Banking and Commercial Banking) remain unchanged.

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

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines stock as a condition of membership. These securities are accounted for under the cost method, which equals par value, and are included in other assets in the consolidated balance sheets. These securities do not have a readily determinable fair value as ownership is restricted and there is no market for these securities. The Company reviews these securities periodically for impairment. Management considers these securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. No impairment was recognized on non-marketable equity securities for the years ended December 31, 2025, 2024 and 2023.

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

The Company maintains reserves for unrecognized tax benefits that arise in the normal course of business. As of December 31, 2025, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $8.6 million, $7.7 million, and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accounting Standards Adopted in 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardizing and disaggregating rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for the Company’s annual reporting periods beginning January 1, 2025. The Company adopted the amendments of ASU No. 2023-09 effective January 1, 2025, and has presented the newly required annual disclosures in this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of the provisions of ASU No. 2023-09 enhanced the Company’s disclosures in its Income Taxes footnote but did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. See “Note 15. Income Taxes” for required disclosures related to this new guidance.

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

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, which amends the guidance in Accounting Standards Codification (“ASC”) Topic 326 on the accounting for certain purchased loans. Under this ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (known as the “gross-up approach”).  Purchased seasoned loans are defined as either: (1) non-PCD loans (loans that were not purchased with credit deterioration) that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. This ASU also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their allowance for credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU amends certain aspects of the existing hedge accounting guidance in ASC Topic 815 by enabling entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is in the process of evaluating the impact that this new guidance may have on the Company’s consolidated financial statements.

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

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) and enacted into law a broad range of tax reform provisions affecting businesses, which include, but are not limited to, permanently extending and modifying certain key 2017 Tax Cuts and Jobs Act provisions and expanding, as well as accelerating the phase-out of, certain 2022 Inflation Reduction Act incentives. This legislation was enacted during the quarter ended September 30, 2025, and did not have a material impact to the Company’s income tax expense or effective tax rate.

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

Changes in the loans to such executive officers and directors during 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of year	$54,860	$53,032	$57,247
New loans made	28,072	7,621	5,884
Repayments	(1,065)	(5,793)	(10,099)
Balance at end of year	$81,867	$54,860	$53,032

3. Investment Securities

As of December 31, 2025 and 2024, investment securities consisted predominantly of the following investment categories:

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

As of December 31, 2025 and 2024, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2025 and 2024 were as follows:

	2025				2024
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Government agency debt securities	$—	$—	$—	$—	$8,170	$—	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	30,948	498	(1,079)	30,367	37,473	—	(1,614)	35,859
Residential - Government-sponsored enterprises	933,206	3,115	(58,106)	878,215	840,836	—	(102,723)	738,113
Commercial - Government agency	237,192	—	(46,015)	191,177	249,348	—	(53,223)	196,125
Commercial - Government-sponsored enterprises	42,798	—	(1,199)	41,599	48,015	—	(3,107)	44,908
Commercial - Non-agency	128,464	589	(39)	129,014	22,000	83	—	22,083
Collateralized mortgage obligations:
Government agency	461,160	1,756	(36,640)	426,276	452,038	—	(54,914)	397,124
Government-sponsored enterprises	336,451	847	(34,302)	302,996	359,416	—	(48,734)	310,682
Collateralized loan obligations	76,497	92	—	76,589	173,152	323	—	173,475
Total available-for-sale securities	$2,246,716	$6,897	$(177,380)	$2,076,233	$2,190,448	$406	$(264,338)	$1,926,516

Government agency debt securities	$46,182	$—	$(3,235)	$42,947	$49,267	$—	$(5,398)	$43,869
Mortgage-backed securities:
Residential - Government agency	37,081	—	(4,462)	32,619	40,888	—	(6,579)	34,309
Residential - Government-sponsored enterprises	86,681	—	(10,661)	76,020	92,573	—	(14,854)	77,719
Commercial - Government agency	30,796	—	(7,537)	23,259	31,009	—	(8,666)	22,343
Commercial - Government-sponsored enterprises	1,088,838	227	(95,314)	993,751	1,114,549	201	(149,244)	965,506
Collateralized mortgage obligations:
Government agency	823,423	—	(84,609)	738,814	907,565	—	(126,020)	781,545
Government-sponsored enterprises	1,365,087	—	(135,145)	1,229,942	1,500,212	—	(210,721)	1,289,491
Debt securities issued by states and political subdivisions	54,994	—	(3,571)	51,423	54,587	—	(6,860)	47,727
Total held-to-maturity securities	$3,533,082	$227	$(344,534)	$3,188,775	$3,790,650	$201	$(528,342)	$3,262,509

Accrued interest receivable related to available-for-sale investment securities was $5.5 million and $5.6 million as of December 31, 2025 and 2024, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.1 million and $6.6 million as of December 31, 2025 and 2024, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s consolidated balance sheets.

Proceeds from calls and sales of investment securities were $89.1 million and nil, respectively, for the year ended December 31, 2025. Proceeds from calls and sales of investment securities were $73.5 million and $264.3 million, respectively, for the year ended December 31, 2024. Including the 2023 sale of Visa Class B restricted shares described below, proceeds from calls and sales of investment securities were $8.3 million and $551.6 million, respectively, for the year ended December 31, 2023. The Company recorded gross realized gains of nil, nil and $40.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded gross realized losses of  nil, $26.2 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The income tax expense related to the Company’s net realized gain on the sale of investment securities was nil for the year ended December 31, 2025. The income tax benefit related to the Company’s net realized losses on the sale of investment securities was $7.0 million for the year ended December 31, 2024. The income tax expense related to the Company’s net realized gains on the sale of investment securities was $0.2 million for the year ended December 31, 2023. Gains and losses realized on sales of securities are determined using the specific line identification method.

Interest income from taxable investment securities was $106.2 million, $110.9 million and $134.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income from non-taxable investment securities was $12.5 million, $12.8 million and $13.2 million for the years ended December 31, 2025, 2024 and 2023.

The amortized cost and fair value of debt securities issued by the government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of December 31, 2025, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	December 31, 2025
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	75,112	75,581
Due after five years through ten years	76,197	76,289
Due after ten years	53,652	53,733
	204,961	205,603

Mortgage-backed securities:
Residential - Government agency	30,948	30,367
Residential - Government-sponsored enterprises	933,206	878,215
Commercial - Government agency	237,192	191,177
Commercial - Government-sponsored enterprises	42,798	41,599
Total mortgage-backed securities	1,244,144	1,141,358
Collateralized mortgage obligations:
Government agency	461,160	426,276
Government-sponsored enterprises	336,451	302,996
Total collateralized mortgage obligations	797,611	729,272
Total available-for-sale securities	$2,246,716	$2,076,233

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	62,107	58,839
Due after ten years	39,069	35,531
	101,176	94,370

Mortgage-backed securities:
Residential - Government agency	37,081	32,619
Residential - Government-sponsored enterprises	86,681	76,020
Commercial - Government agency	30,796	23,259
Commercial - Government-sponsored enterprises	1,088,838	993,751
Total mortgage-backed securities	1,243,396	1,125,649
Collateralized mortgage obligations:
Government agency	823,423	738,814
Government-sponsored enterprises	1,365,087	1,229,942
Total collateralized mortgage obligations	2,188,510	1,968,756
Total held-to-maturity securities	$3,533,082	$3,188,775

At December 31, 2025, pledged securities totaled $4.2 billion, of which $2.4 billion was pledged to secure borrowing capacity, $1.8 billion was pledged to secure public deposits and $52.6 million was pledged to secure other financial transactions. At December 31, 2024, pledged securities totaled $3.8 billion, of which $2.1 billion was pledged to secure borrowing capacity, $1.7 billion was pledged to secure public deposits and $19.3 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of December 31, 2025 and 2024.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 137 and 159 individual securities in each category have been in a continuous loss position as of December 31, 2025 and 2024, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,079)	$8,304	$(1,079)	$8,304
Residential - Government-sponsored enterprises	(509)	70,705	(57,597)	545,262	(58,106)	615,967
Commercial - Government agency	—	—	(46,015)	191,177	(46,015)	191,177
Commercial - Government-sponsored enterprises	—	—	(1,199)	41,599	(1,199)	41,599
Commercial - Non-agency	(39)	14,475	—	—	(39)	14,475
Collateralized mortgage obligations:
Government agency	—	—	(36,640)	287,275	(36,640)	287,275
Government-sponsored enterprises	(183)	18,296	(34,119)	232,210	(34,302)	250,506
Total available-for-sale securities with unrealized losses	$(731)	$103,476	$(176,649)	$1,305,827	$(177,380)	$1,409,303

	Time in Continuous Loss as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Government agency debt securities	$—	$—	$(23)	$8,147	$(23)	$8,147
Mortgage-backed securities:
Residential - Government agency	(154)	27,127	(1,460)	8,732	(1,614)	35,859
Residential - Government-sponsored enterprises	(2,997)	116,084	(99,726)	622,029	(102,723)	738,113
Commercial - Government agency	—	—	(53,223)	196,125	(53,223)	196,125
Commercial - Government-sponsored enterprises	—	—	(3,107)	44,908	(3,107)	44,908
Collateralized mortgage obligations:
Government agency	(712)	76,968	(54,202)	310,171	(54,914)	387,139
Government-sponsored enterprises	(912)	57,509	(47,822)	253,173	(48,734)	310,682
Total available-for-sale securities with unrealized losses	$(4,775)	$277,688	$(259,563)	$1,443,285	$(264,338)	$1,720,973

At December 31, 2025 and 2024, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of December 31, 2025 and 2024, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of December 31, 2025 and 2024, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 5% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. For investment securities issued by the U.S. government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations, debt securities issued by local state and political subdivisions and non-agency commercial mortgage-backed securities, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of December 31, 2025 or 2024.

In the fourth quarter of 2023, the Company recorded a $40.8 million net realized gain related to the sale of approximately 120,000 Visa Class B restricted shares. The Company did not hold any Visa Class B restricted shares as of both December 31, 2025 and 2024.

4. Loans and Leases

As of December 31, 2025 and 2024, loans and leases were comprised of the following:

	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$2,171,333	$2,247,428
Commercial real estate	4,590,326	4,463,992
Construction	808,275	918,326
Residential:
Residential mortgage	4,096,300	4,168,154
Home equity line	1,178,527	1,151,739
Total residential	5,274,827	5,319,893
Consumer	1,025,838	1,023,969
Lease financing	441,930	434,650
Total loans and leases	$14,312,529	$14,408,258

Outstanding loan balances are reported net of deferred loan costs and fees of $53.9 million and $53.2 million at December 31, 2025 and 2024, respectively.

Accrued interest receivable related to loans and leases was $65.9 million and $67.7 million as of December 31, 2025 and 2024, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s consolidated balance sheets.

As of December 31, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the FRB. As of December 31, 2024, residential real estate loans and commercial real estate loans  totaling $5.0 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.6 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $5.2 million and $5.9 million at December 31, 2025 and 2024, respectively.

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

During the fourth quarter of 2025, the Company re-estimated its CECL transition rates and curing rates that are inputs into the Company’s CECL quantitative model used to estimate the total ACL (inclusive of the allowance for credit losses for loans and leases and the reserve for unfunded commitments). This recalibration of model assumption rates leveraged an expanded study period and moved from estimating transition and curing rates based on the number of accounts to estimating rates based on dollars. The impact of this update to the quantitative model was a net increase to the total ACL of $1.5 million as of December 31, 2025. The Company’s methodology is more fully described in Note 1. Organization and Summary of Significant Accounting Policies.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(4,731)	—	—	(662)	—	(30)	(19,473)	(24,896)
Recoveries	1,202	251	—	—	157	149	6,862	8,621
Provision (benefit)	8,030	(2,118)	(965)	1,171	(3,003)	4,868	16,367	24,350
Balance at end of year	$20,833	$38,757	$7,605	$2,778	$36,384	$15,192	$46,919	$168,468

	Year Ended December 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533
Charge-offs	(3,615)	(400)	—	—	—	—	(18,002)	(22,017)
Recoveries	919	—	—	—	119	274	7,057	8,369
Provision (benefit)	4,072	(2,920)	(1,822)	515	2,231	(1,797)	17,229	17,508
Balance at end of year	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393

	Year Ended December 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of year	$14,564	$43,810	$5,843	$1,551	$35,175	$8,296	$34,661	$143,900
Charge-offs	(3,482)	(2,500)	—	—	(122)	(292)	(17,110)	(23,506)
Recoveries	3,346	—	—	—	141	702	7,090	11,279
Provision	528	2,634	4,549	203	1,686	3,022	12,238	24,860
Balance at end of year	$14,956	$43,944	$10,392	$1,754	$36,880	$11,728	$36,879	$156,533

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision (benefit)	(253)	217	1,954	—	41	878	13	2,850
Balance at end of year	$7,859	$1,220	$9,772	$—	$44	$16,771	$31	$35,697

	Year Ended December 31, 2024
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605
Provision (benefit)	(1,004)	(784)	(230)	—	(21)	(696)	(23)	(2,758)
Balance at end of year	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847

	Year Ended December 31, 2023
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of year	$7,811	$2,004	$7,470	$—	$30	$16,483	$37	$33,835
Provision (benefit)	1,305	(217)	578	—	(6)	106	4	1,770
Balance at end of year	$9,116	$1,787	$8,048	$—	$24	$16,589	$41	$35,605

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

The amortized cost basis by year of origination and credit quality indicator of the Company's loans and leases as of December 31, 2025 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$321,132	$120,082	$61,358	$99,174	$150,013	$228,890	$1,007,162	$14,182	$2,001,993
Special Mention	3,790	825	1,900	1,940	341	841	3,819	—	13,456
Substandard	746	—	368	7,827	19	20,435	38,466	—	67,861
Other (1)	19,067	9,027	5,046	3,560	1,081	1,164	49,078	—	88,023
Total Commercial and Industrial	344,735	129,934	68,672	112,501	151,454	251,330	1,098,525	14,182	2,171,333
Current period gross charge-offs	1	170	775	547	407	2,800	31	—	4,731

Commercial Real Estate
Risk rating:
Pass	732,672	288,924	389,773	735,412	566,285	1,525,374	115,640	6,881	4,360,961
Special Mention	—	681	37,667	43,819	41,393	21,317	1,314	—	146,191
Substandard	—	5,547	529	59,126	989	16,109	751	—	83,051
Other (1)	—	—	—	—	—	123	—	—	123
Total Commercial Real Estate	732,672	295,152	427,969	838,357	608,667	1,562,923	117,705	6,881	4,590,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	82,330	218,505	106,890	192,608	77,380	47,078	26,917	—	751,708
Special Mention	—	—	—	27,972	—	121	—	—	28,093
Substandard	—	—	—	—	—	904	—	—	904
Other (1)	7,773	8,300	4,760	4,019	160	1,872	686	—	27,570
Total Construction	90,103	226,805	111,650	224,599	77,540	49,975	27,603	—	808,275
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	122,978	80,669	89,475	43,015	9,087	91,109	—	—	436,333
Special Mention	—	—	556	42	—	—	—	—	598
Substandard	—	4,379	408	212	—	—	—	—	4,999
Total Lease Financing	122,978	85,048	90,439	43,269	9,087	91,109	—	—	441,930
Current period gross charge-offs	—	662	—	—	—	—	—	—	662

Total Commercial Lending	$1,290,488	$736,939	$698,730	$1,218,726	$846,748	$1,955,337	$1,243,833	$21,063	$8,011,864
Current period gross charge-offs	$1	$832	$775	$547	$407	$2,800	$31	$—	$5,393

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$196,591	$146,779	$188,885	$455,130	$881,320	$1,479,533	$—	$—	$3,348,238
680 - 739	21,211	19,044	26,493	57,219	94,557	171,825	—	—	390,349
620 - 679	7,054	2,100	5,535	24,857	23,888	51,817	—	—	115,251
550 - 619	—	721	1,188	3,126	6,334	14,464	—	—	25,833
Less than 550	—	1,968	887	3,000	4,653	9,415	—	—	19,923
No Score (3)	8,082	5,093	5,384	15,829	9,523	44,549	—	—	88,460
Other (2)	20,152	7,771	11,625	13,530	13,640	32,144	9,384	—	108,246
Total Residential Mortgage	253,090	183,476	239,997	572,691	1,033,915	1,803,747	9,384	—	4,096,300
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	939,884	1,068	940,952
680 - 739	—	—	—	—	—	—	171,306	1,520	172,826
620 - 679	—	—	—	—	—	—	40,928	637	41,565
550 - 619	—	—	—	—	—	—	13,464	843	14,307
Less than 550	—	—	—	—	—	—	8,069	71	8,140
No Score (3)	—	—	—	—	—	—	737	—	737
Total Home Equity Line	—	—	—	—	—	—	1,174,388	4,139	1,178,527
Current period gross charge-offs	—	—	—	—	—	—	30	—	30

Total Residential Lending	$253,090	$183,476	$239,997	$572,691	$1,033,915	$1,803,747	$1,183,772	$4,139	$5,274,827
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30

Consumer Lending
FICO:
740 and greater	113,519	65,981	42,560	49,118	20,240	4,462	102,761	110	398,751
680 - 739	86,088	47,861	28,552	24,684	10,429	2,974	87,662	529	288,779
620 - 679	44,816	20,455	11,809	11,804	5,695	2,379	50,406	963	148,327
550 - 619	9,253	8,439	6,414	7,503	3,497	2,004	16,764	832	54,706
Less than 550	2,491	4,263	3,213	3,809	1,948	1,287	5,745	498	23,254
No Score (3)	1,775	5	40	5	—	22	36,868	156	38,871
Other (2)	4,536	—	—	—	547	1,009	67,058	—	73,150
Total Consumer Lending	$262,478	$147,004	$92,588	$96,923	$42,356	$14,137	$367,264	$3,088	$1,025,838
Current period gross charge-offs	$802	$2,494	$1,693	$1,873	$947	$2,425	$8,367	$872	$19,473

Total Loans and Leases	$1,806,056	$1,067,419	$1,031,315	$1,888,340	$1,923,019	$3,773,221	$2,794,869	$28,290	$14,312,529
Current period gross charge-offs	$803	$3,326	$2,468	$2,420	$1,354	$5,225	$8,428	$872	$24,896
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of December 31, 2025, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of December 31, 2025, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Doubtful or Loss as of both December 31, 2025 and 2024.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of December 31, 2025 and 2024, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	December 31, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$3,009	$7,756	$685	$11,450	$2,159,883	$2,171,333	$318
Commercial real estate	798	18	436	1,252	4,589,074	4,590,326	—
Construction	2,420	—	1,065	3,485	804,790	808,275	—
Lease financing	135	30	570	735	441,195	441,930	—
Residential mortgage	18,387	6,522	8,133	33,042	4,063,258	4,096,300	55
Home equity line	5,928	1,642	4,878	12,448	1,166,079	1,178,527	—
Consumer	13,935	3,995	2,984	20,914	1,004,924	1,025,838	2,984
Total	$44,612	$19,963	$18,751	$83,326	$14,229,203	$14,312,529	$3,357

	December 31, 2024
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$1,481	$563	$1,595	$3,639	$2,243,789	$2,247,428	$1,432
Commercial real estate	—	—	153	153	4,463,839	4,463,992	—
Construction	434	1,179	536	2,149	916,177	918,326	536
Lease financing	—	—	—	—	434,650	434,650	—
Residential mortgage	19,971	7,478	9,392	36,841	4,131,313	4,168,154	1,317
Home equity line	5,647	972	3,945	10,564	1,141,175	1,151,739	—
Consumer	17,591	3,946	2,734	24,271	999,698	1,023,969	2,734
Total	$45,124	$14,138	$18,355	$77,617	$14,330,641	$14,408,258	$6,019

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

The amortized cost basis of loans and leases on nonaccrual status as of December 31, 2025 and 2024 and the amortized cost basis of loans and leases on nonaccrual status with no allowance for credit losses as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$8,805
Commercial real estate	2,397	3,007
Construction	1,627	1,788
Lease financing	—	734
Residential mortgage	5,703	16,423
Home equity line	856	10,271
Total Nonaccrual Loans and Leases	$10,583	$41,028

	December 31, 2024
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$329
Commercial real estate	—	411
Residential mortgage	4,495	12,768
Home equity line	501	7,171
Total Nonaccrual Loans and Leases	$4,996	$20,679

During the years ended December 31, 2025, 2024 and 2023, the Company recognized interest income of $1.9 million, $1.1 million and $0.6 million, respectively, on nonaccrual loans and leases. Furthermore, for the years ended December 31, 2025, 2024 and 2023, the amount of accrued interest receivables written off by reversing interest income was $1.5 million, $1.1 million and $1.0 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2025 and 2024, the amortized cost basis of collateral-dependent loans was $37.7 million and $39.1 million, respectively. As of December 31, 2025, these loans were primarily collateralized by residential real estate property, commercial real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis. As of December 31, 2024, these loans were primarily collateralized by residential real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of December 31, 2025, 2024 and 2023, related to loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024 and 2023, respectively:

	Interest Rate Reduction
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025		2024		2023
		% of Total Class		% of Total Class		% of Total Class
	Amortized	of Financing	Amortized	of Financing	Amortized	of Financing
(dollars in thousands)	Cost Basis(1)	Receivable	Cost Basis(1)	Receivable	Cost Basis(1)	Receivable
Commercial real estate	$—	—%	$—	—%	$5	n/m	%
Consumer	1,545	0.15	1,485	0.15	1,161	0.10
Total	$1,545	0.01%	$1,485	0.01%	$1,166	0.01%

n/m  – Represents less than 0.01% of total class of financing receivable.

(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

	Term Extension
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025		2024		2023
		% of Total Class		% of Total Class		% of Total Class
	Amortized	of Financing	Amortized	of Financing	Amortized	of Financing
(dollars in thousands)	Cost Basis(1)	Receivable	Cost Basis(1)	Receivable	Cost Basis(1)	Receivable
Commercial and industrial	$8,365	0.39%	$456	0.02%	$524	0.02%
Commercial real estate	703	0.02	1,861	0.04	3,114	0.07
Construction	904	0.11	—	—	665	0.07
Residential mortgage	990	0.02	1,057	0.03	1,410	0.03
Consumer	116	0.01	263	0.03	135	0.01
Total	$11,078	0.08%	$3,637	0.03%	$5,848	0.04%
(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

	Other-Than-Insignificant Payment Delay
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025		2024		2023
		% of Total Class		% of Total Class		% of Total Class
	Amortized	of Financing	Amortized	of Financing	Amortized	of Financing
(dollars in thousands)	Cost Basis(1)	Receivable	Cost Basis(1)	Receivable	Cost Basis(1)	Receivable
Commercial real estate	$989	0.02%	$—	—%	$—	—%
Residential mortgage	1,672	0.04	1,966	0.05	—	—
Total	$2,661	0.02%	$1,966	0.01%	$—	—%
(1)

The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024 and 2023, respectively:

Interest Rate Reduction
Financial Effect
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Commercial real estate	—	—	Reduced weighted-average contractual interest rate by 0.75%.
Consumer	Reduced weighted-average contractual interest rate by 13.01%.	Reduced weighted-average contractual interest rate by 13.47%.	Reduced weighted-average contractual interest rate by 13.01%.

Term Extension
Financial Effect
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans.	Added a weighted-average 3.6 years to the life of loans.	Added a weighted-average 2.1 years to the life of loans.
Commercial real estate	Added a weighted-average 0.4 years to the life of loans.	Added a weighted-average 0.8 years to the life of loans.	Added a weighted-average 2.1 years to the life of loans.
Construction	Added a weighted-average 0.3 years to the life of loans.	—	Added a weighted-average 1.0 years to the life of loans.
Residential mortgage	Added a weighted-average 0.4 years to the life of loans.	Added a weighted-average 0.8 years to the life of loans.	Added a weighted-average 2.1 years to the life of loans.
Consumer	Added a weighted-average 4.4 years to the life of loans.	Added a weighted-average 4.7 years to the life of loans.	Added a weighted-average 3.8 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Commercial real estate	Deferred a weighted-average of $209 thousand in loan payments.	—	—
Residential mortgage	Deferred a weighted-average of $54 thousand in loan payments.	Deferred a weighted-average of $342 thousand in loan payments.	—

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of December 31, 2025, 2024 and 2023, of loans that had a payment default during the years ended December 31, 2025, 2024 and 2023, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Year Ended December 31, 2025			Year Ended December 31, 2024		Year Ended December 31, 2023
(dollars in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$695	$—	$—	$121	$—	$—
Commercial real estate	—	175	—	—	—	—	—
Construction	—	904	—	—	—	—	—
Residential mortgage	—	299	557	—	316	—	—
Consumer	412	21	—	807	26	318	6
Total	$412	$2,094	$557	$807	$463	$318	$6
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the year.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of December 31, 2025, 2024 and 2023, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	December 31, 2025
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$8,365	$8,365
Commercial real estate	175	—	—	175	1,518	1,693
Construction	—	—	904	904	—	904
Residential mortgage	—	—	299	299	2,363	2,662
Consumer	80	100	67	247	1,413	1,660
Total	$255	$100	$1,270	$1,625	$13,659	$15,284

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

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.9 billion and $6.0 billion as of December 31, 2025 and 2024, respectively. Of the $6.9 billion at December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2025. Of the $6.0 billion at December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2024.

Foreclosed Property

As of both December 31, 2025 and 2024, there were no residential real estate properties held from foreclosed residential mortgage loans.

6. Premises and Equipment

At December 31, 2025 and 2024, premises and equipment were comprised of the following:

	December 31,
(dollars in thousands)	2025	2024
Buildings	$325,540	$294,574
Furniture and equipment	91,795	86,991
Land	100,622	100,619
Leasehold improvements	57,793	71,345
Total premises and equipment	575,750	553,529
Less: Accumulated depreciation and amortization	272,254	264,999
Net book value	$303,496	$288,530

Depreciation and amortization expenses included in occupancy and equipment expenses for 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Occupancy	$9,627	$8,009	$8,336
Equipment	6,429	5,780	5,249
Total	$16,056	$13,789	$13,585

7. Other Assets

Goodwill

Goodwill originated from the acquisition of BancWest by BNPP in December 2001. Goodwill generated in that acquisition was recorded on the Company’s consolidated balance sheets as a result of push-down accounting treatment.

During the quarter ended December 31, 2025, as described in “Note 22. Reportable Operating Segments,” the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. The Company’s two reporting units for goodwill impairment testing (Retail Banking and Commercial Banking) remain unchanged.

The carrying amount of goodwill reported in the Company’s reporting units as of December 31, 2025 and 2024 were as shown below.

	Retail	Commercial
(dollars in thousands)	Banking	Banking	Total
December 31, 2025	$687,492	$308,000	$995,492
December 31, 2024	687,492	308,000	995,492

There was no impairment of the Company’s goodwill for the years ended December 31, 2025, 2024 and 2023.

Bank-Owned Life Insurance

During 2025 and 2024, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $85.8 million and $242.0 million were transferred into new policies during the years ended December 31, 2025 and 2024, respectively. No gain or loss was recognized as part of these exchanges. There were no policies exchanged during the year ended December 31, 2023.

Mortgage Servicing Rights (“MSRs”)

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The unpaid principal amount of residential real estate loans serviced for others was $1.1 billion and $1.3 billion as of December 31, 2025 and 2024, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $3.0 million, $3.2 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization of MSRs was $0.6 million, $1.0 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$650
One to two years	575
Two to three years	510
Three to four years	452
Four to five years	401

The details of the Company’s MSRs are presented below:

	December 31,
(dollars in thousands)	2025	2024
Gross carrying amount	$70,096	$69,903
Less: accumulated amortization	65,458	64,825
Net carrying value	$4,638	$5,078

The following table presents changes in amortized MSRs for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$5,078	$5,699
Originations	193	388
Amortization	(633)	(1,009)
Balance at end of year	$4,638	$5,078
Fair value of amortized MSRs at beginning of year	$13,404	$14,308
Fair value of amortized MSRs at end of year	$12,364	$13,404
Balance of loans serviced for others	$1,108,492	$1,258,268

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the years ended December 31, 2025, 2024 and 2023.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs were as follows:

	December 31, 2025				December 31, 2024
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.31%	-	7.00%	6.83%	6.99%	-	11.77%	7.16%
Life in years (of the MSR)	6.18	-	7.09	6.93	4.14	-	7.02	6.94
Weighted-average coupon rate	3.77%	-	4.10%	3.84%	3.71%	-	5.66%	3.80%
Discount rate	10.37%	-	10.45%	10.40%	10.35%	-	10.94%	10.40%

The sensitivities surrounding MSRs are expected to have an immaterial impact on fair value.

Low-Income Housing Tax Credit Investments

The Company had $302.3 million and $235.5 million in affordable housing and other tax credit investment partnership interests as of December 31, 2025 and 2024, respectively, included in other assets on the consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $28.6 million, $27.9 million and $23.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The affordable housing tax credits and other benefits recognized were $38.6 million, $38.1 million and $31.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, and were included in the provision for income taxes on the consolidated statements of income and net income on the consolidated statements of cash flows.

Unfunded commitments to fund these investments were $153.3 million and $98.7 million as of December 31, 2025 and 2024, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated balance sheets.

Other

Nonmarketable equity securities include FHLB stock, which the Company holds to meet regulatory requirements. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB non-publicly traded stock based on specific percentages of the Company’s total assets and outstanding advances in accordance with the FHLB’s capital plan which may be amended or revised periodically. Amounts in excess of the required minimum may be transferred at par to another member institution subject to prior approval of the FHLB. Excess stock may also be sold to the FHLB subject to a five-year redemption notice period and at the sole discretion of the FHLB. These securities are accounted for under the cost method. These investments are considered long-term investments by management and accordingly, the ultimate recoverability of its par value is considered rather than considering temporary declines in value. The investment in FHLB stock was included in other assets on the consolidated balance sheets and was $10.1 million and $21.4 million as of December 31, 2025 and 2024, respectively.

Capitalized internal-use software was included as a component of other assets on the consolidated balance sheets. As of December 31, 2025, total capitalized internal-use software was $38.4 million with an accumulated amortization of $30.3 million for a net book value of $8.1 million. As of December 31, 2024, total capitalized internal-use software was $47.1 million with an accumulated amortization of $34.1 million for a net book value of $13.0 million. Total amortization expense for all capitalized internal-use software was recorded in other noninterest expense on the consolidated statements of income and was $4.9 million, $5.4 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Capitalized implementation costs associated with hosting arrangements that are service contracts were included as a component of other assets on the consolidated balance sheets. As of December 31, 2025, total capitalized implementation costs amounted to $141.2 million with an accumulated amortization of $54.5 million for a net book value of $86.7 million. As of December 31, 2024, total capitalized implementation costs amounted to $137.4 million with an accumulated amortization of $37.7 million for a net book value of $99.7 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts was recorded in equipment expense on the consolidated statements of income and was $16.8 million, $16.5 million and $13.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of December 31, 2025 and 2024 were as follows:

	December 31,
(dollars in thousands)	2025	2024
Public deposits	$1,791,182	$1,729,131
Federal Home Loan Bank	4,891,682	4,959,298
Federal Reserve Bank	3,970,029	3,605,233
Interest rate derivatives	—	385
Total	$10,652,893	$10,294,047

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted as of December 31, 2025 and 2024. In addition, no debt was extinguished by in-substance defeasance.

9. Deposits

As of December 31, 2025 and 2024, deposits were categorized as interest-bearing or noninterest-bearing as follows:

	December 31,
(dollars in thousands)	2025	2024
U.S.:
Interest-bearing	$12,502,417	$12,013,597
Noninterest-bearing	5,794,973	6,169,833
Foreign:
Interest-bearing	1,465,959	1,333,471
Noninterest-bearing	752,319	805,315
Total deposits	$20,515,668	$20,322,216

The following table presents the maturity distribution of time certificates of deposit as of December 31, 2025:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$786,827	$793,055	$1,579,882
Over three through six months	660,930	429,045	1,089,975
Over six through twelve months	405,158	215,405	620,563
2027	23,230	5,770	29,000
2028	17,215	3,422	20,637
2029	11,425	6,780	18,205
2030	9,273	1,395	10,668
Thereafter	178	1,025	1,203
Total	$1,914,236	$1,455,897	$3,370,133

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.5 billion and $1.3 billion as of December 31, 2025 and 2024, respectively. Overdrawn deposit accounts are classified as loans and totaled $3.2 million and $3.9 million as of December 31, 2025 and 2024, respectively.

10. Short-Term Borrowings

As of December 31, 2025 and 2024, short-term borrowings were comprised of the following:

	December 31,
(dollars in thousands)	2025	2024
Short-term FHLB fixed-rate advances(1)	$—	$250,000
Total short-term borrowings	$—	$250,000
(1)	Interest is payable monthly.

As of December 31, 2025, the Company held no short-term borrowings. As of December 31, 2024, the Company’s short-term borrowings consisted of a $250.0 million short-term FHLB fixed-rate advance with a weighted average interest rate of 4.16%  that matured in September 2025.

As of December 31, 2025 and 2024, the Company had a remaining line of credit of $3.3 billion and $2.8 billion, respectively, available from the FHLB. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had an undrawn line of credit of $3.3 billion and $3.0 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both December 31, 2025 and 2024. See “Note 8. Transfers of Financial Assets” for more information.

The table below provides selected information for short-term borrowings during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Federal funds purchased:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$—	$150,000
Average outstanding balance	$—	$—	$17,247
Weighted-average interest rate paid	—%	—%	4.45%
Short-term FHLB repo advance:
Weighted-average interest rate at December 31,	—%	—%	—%
Highest month-end balance	$—	$—	$400,000
Average outstanding balance	$—	$—	$116,918
Weighted-average interest rate paid	—%	—%	5.25%
Short-term FHLB fixed-rate advances:
Weighted-average interest rate at December 31,	—%	4.16%	4.71%
Highest month-end balance	$250,000	$500,000	$500,000
Average outstanding balance	$176,027	$424,863	$144,932
Weighted-average interest rate paid	4.22%	4.70%	4.75%

The Company treats securities sold under agreements to repurchase as collateralized financings. The Company reflects the obligations to repurchase the same or similar securities sold as liabilities, with the dollar amount of securities underlying the agreements remaining in the asset accounts. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount borrowed. As such, the collateral pledged may be increased or decreased over time to meet contractual obligations. The securities underlying the agreements to repurchase are held in collateral accounts with a third-party custodian. The Company did not enter into any repurchase agreements in 2025 and 2024.

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

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Year ended December 31, 2025
Pension and other benefits:
Net actuarial losses arising during the year	(3,523)	962	(2,561)
Amortization of net loss included in net income	207	(57)	150
Net change in pension and other benefits	(3,316)	905	(2,411)
Investment securities:
Unrealized net gains arising during the year	93,486	(24,937)	68,549
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	41,187	(10,986)	30,201
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	134,636	(35,913)	98,723
Cash flow derivative hedges:
Unrealized net gains arising during the year	148	(40)	108
Amounts excluded from the assessment of hedge effectiveness	(779)	213	(566)
Net change in cash flow derivative hedges	(631)	173	(458)
Other comprehensive income	130,689	(34,835)	95,854
Accumulated other comprehensive loss at December 31, 2025	$(502,104)	$133,964	$(368,140)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)
Year ended December 31, 2024
Pension and other benefits:
Net actuarial gains arising during the year	3,939	(1,051)	2,888
Amortization of net loss included in net income	826	(220)	606
Net change in pension and other benefits	4,765	(1,271)	3,494
Investment securities:
Unrealized net gains arising during the year	13,236	(3,532)	9,704
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	45,155	(12,045)	33,110
Investment securities losses, net	26,171	(6,981)	19,190
Net change in investment securities	84,562	(22,558)	62,004
Cash flow derivative hedges:
Unrealized net losses arising during the year	(845)	225	(620)
Reclassification of net losses included in net income	1,825	(487)	1,338
Net change in cash flow derivative hedges	980	(262)	718
Other comprehensive income	90,307	(24,091)	66,216
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2022	$(871,813)	$232,559	$(639,254)
Year ended December 31, 2023
Pension and other benefits:
Net actuarial losses arising during the year	(1,063)	284	(779)
Amortization of net loss included in net income	1,142	(305)	837
Net change in pension and other benefits	79	(21)	58
Investment securities:
Unrealized net gains arising during the year	55,141	(14,709)	40,432
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	48,190	(12,855)	35,335
Investment securities losses, net	39,986	(10,666)	29,320
Net change in investment securities	143,317	(38,230)	105,087
Cash flow derivative hedges:
Unrealized net losses arising during the year	(940)	251	(689)
Reclassification of net losses included in net income	6,257	(1,669)	4,588
Net change in cash flow derivative hedges	5,317	(1,418)	3,899
Other comprehensive income	148,713	(39,669)	109,044
Accumulated other comprehensive loss at December 31, 2023	$(723,100)	$192,890	$(530,210)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the years indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Year Ended December 31, 2025
Balance at beginning of year	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive (loss) income	(2,411)	68,522	30,201	(458)	95,854
Balance at end of year	$(4,290)	$(125,007)	$(238,300)	$(543)	$(368,140)

Year Ended December 31, 2024
Balance at beginning of year	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)
Other comprehensive income	3,494	28,894	33,110	718	66,216
Balance at end of year	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)

Year Ended December 31, 2023
Balance at beginning of year	$(5,431)	$(292,175)	$(336,946)	$(4,702)	$(639,254)
Other comprehensive income	58	69,752	35,335	3,899	109,044
Balance at end of year	$(5,373)	$(222,423)	$(301,611)	$(803)	$(530,210)

As of December 31, 2025, 2024 and 2023, the Company did not have any available-for-sale debt securities in an unrealized loss position with the intent to sell and determined it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis. Thus, for the years ended December 31, 2025, 2024 and 2023, there was no incremental non-credit-related impairment loss recognized in earnings on these securities.

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

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets.

The table below sets forth those ratios at December 31, 2025 and 2024:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
December 31, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,142,013	13.17%	$2,129,855	13.10%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,142,013	13.17%	2,129,855	13.10%	6.00%	8.00%
Total capital to risk-weighted assets	2,345,269	14.42%	2,333,149	14.35%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,142,013	9.27%	2,129,855	9.22%	4.00%	5.00%

December 31, 2024:
Common equity tier 1 capital to risk-weighted assets	$2,083,938	12.80%	$2,070,403	12.71%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,083,938	12.80%	2,070,403	12.71%	6.00%	8.00%
Total capital to risk-weighted assets	2,277,178	13.99%	2,263,643	13.90%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,083,938	9.14%	2,070,403	9.08%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC.

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

As of December 31, 2025, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized and exceeded the aforementioned capital conservation buffer. Management is not aware of any conditions or events that have occurred since December 31, 2025, to change the capital adequacy category of the Company or the Bank.

In January 2025, the Company announced a stock repurchase program for up to $100.0 million of its outstanding common stock during 2025. Under this plan, the Company repurchased 4,020,554 shares at a total cost of $100.0 million during 2025. In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In January 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on February 27, 2026 to shareholders of record at the close of business on February 13, 2026.

13. Leases

The Company, as lessee, is obligated under a number of noncancelable operating leases primarily for branch premises and related real estate. Terms of such leases extend for periods up to 38 years, many of which provide for periodic adjustment of rent payments based on changes in various economic indicators. Renewal options are included in the Company’s lease liabilities and related right-of-use assets to the extent that the Company is reasonably certain to exercise such options. For all of the Company’s short-term leases (i.e., leases with an initial term of 12 months or less), the Company recognizes lease expense on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

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

The components of the Company’s net lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating lease expense	$8,624	$8,665	$8,167
Short-term lease expense	—	—	26
Variable lease expense	2,213	2,177	2,112
Less: Sublease income	(661)	(654)	(649)
Net lease expense	$10,176	$10,188	$9,656

Other information related to the Company’s lease liabilities as of and for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,316	$8,277	$7,636
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,187	$5,396	$4,775
Weighted Average Remaining Lease Term
Operating leases (years)	19.9	20.5	21.3
Weighted Average Discount Rate
Operating leases	3.26%	3.22%	3.11%

Operating lease right-of-use assets were $57.7 million and $60.1 million as of December 31, 2025 and 2024, respectively, and were recorded as a component of other assets. Operating lease liabilities were $60.9 million and $63.0 million as of December 31, 2025 and 2024, respectively, and were recorded as a component of other liabilities.

The most significant assumption related to the Company’s application of Topic 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table sets forth future minimum rental payments under noncancelable operating leases with terms in excess of one year as of December 31, 2025:

Net Operating
Lease
(dollars in thousands)	Payments
Year ending December 31:
2026	$8,384
2027	5,734
2028	4,865
2029	4,807
2030	4,320
Thereafter	56,023
Total future minimum lease payments	84,133
Less: Imputed interest	(23,244)
Total	$60,889

The Company did not have any operating leases with related parties. As such, there were no lease payments to related parties for each of the years ended December 31, 2025, 2024 and 2023.

The Company, as lessor, rents office space in its headquarters office building as well as office space located primarily in Hawaii to third party lessees. Terms of such leases, including renewal options, may be extended for up to sixteen years, many of which provide for periodic adjustment of rent payments based on changes in consumer or other price indices. The Company recognizes lease income on a straight-line basis over the lease term. Non-lease components, primarily consisting of costs incurred by the Company for maintenance and utilities, are recognized as income in the period in which the payments are due.

The Company recognized operating lease income related to lease payments of $6.6 million, $6.4 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company recognized $5.7 million, $6.2 million and $6.3 million of lease income related to variable lease payments for the years ended December 31, 2025, 2024 and 2023, respectively.

Certain of the Company’s leases were with related parties for the use of space at the Company’s headquarters office building. There was no rental income paid by the related parties for the years ended December 31, 2025, 2024 and 2023. There are no future minimum rental income from related parties.

The following table sets forth future minimum rental income under noncancelable operating leases with terms in excess of one year as of December 31, 2025:

Minimum
Rental
(dollars in thousands)	Income
Year ending December 31:
2026	$6,184
2027	4,422
2028	3,402
2029	2,557
2030	1,797
Thereafter	5,035
Total	$23,397

14. Benefit Plans

Qualified Pension Plan

The Company’s employees participate in the Employees’ Retirement Plan of First Hawaiian, Inc. (the “FHI ERP”). The FHI ERP is a frozen plan whereby there are no further benefit accruals for the Company’s employees. However, employees retain rights to participant benefits accrued as of the date of the plan freeze.

No contributions to the pension trust are expected to be made during 2026 for the Company’s participants in the FHI ERP. However, should contributions be required in accordance with the funding rules under the Employee Retirement Income Security Act of 1974 (“ERISA”), including the impact of the Pension Protection Act of 2006, the Company would make those required contributions.

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

The Company expects to contribute $0.2 million to its Directors’ Plan and $1.3 million to its postretirement medical and life insurance plans in 2026. These contributions reflect the estimated benefit payments for the unfunded plans and may vary depending on retirements during 2026.

Defined Contribution Plans

401(k) Savings Plan and Money Purchase Pension Plan

The Company matched employee contributions to the First Hawaiian, Inc. 401(k) Savings Plan, a qualified defined contribution plan, up to 5% of the employee’s pay in 2025, 2024 and 2023. The Company also contributed 2.5% of employee pay to the First Hawaiian, Inc. Future Plan, a money purchase pension plan. The plans cover all employees who satisfy eligibility requirements. A select group of key executives who participate in an unqualified grandfathered supplemental executive retirement plan may participate in the 401(k) plan but are not eligible to receive the matching contribution.

The employer contributions to the above-mentioned plans for the years ended December 31, 2025, 2024 and 2023 were $10.4 million, $10.1 million and $9.3 million, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

Annual Incentive Awards for Key Executives

The Company makes cash-based annual incentive awards under the First Hawaiian, Inc. Bonus Plan (the “Bonus Plan”). The Bonus Plan limits the aggregate and individual value of the awards that could be issued in any one fiscal year. The Bonus Plan expenses totaled $25.9 million, $21.7 million and $15.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in salaries and employee benefits within the consolidated statements of income.

The following table details the amounts recognized in other comprehensive income (loss) during the years presented. Pension benefits include benefits from the qualified and non-qualified plans. Other benefits include life insurance and healthcare benefits from the postretirement benefit plan.

	Pension Benefits			Other Benefits
(dollars in thousands)	2025	2024	2023	2025	2024	2023
Amounts arising during the year:
Net (gain) loss on pension assets	$(2,187)	$1,190	$(3,246)	$—	$—	$—
Net loss (gain) on pension obligations	5,408	(4,166)	4,851	302	(963)	(542)
Reclassification adjustments recognized as components of net periodic benefit cost during the year:
Net (gain) loss	(1,486)	(2,209)	(2,818)	1,279	1,383	1,676
Amount recognized in other comprehensive income (loss)	$1,735	$(5,185)	$(1,213)	$1,581	$420	$1,134

The following table shows the amounts within accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit cost as of December 31, 2025 and 2024:

	Pension Benefits		Other Benefits
(dollars in thousands)	2025	2024	2025	2024
Net actuarial loss (gain)	$11,149	$9,414	$(5,270)	$(6,851)
Tax impact	(3,013)	(2,511)	1,424	1,827
Ending balance in accumulated other comprehensive loss	$8,136	$6,903	$(3,846)	$(5,024)

The following tables summarize the changes to the projected benefit obligation (“PBO”) and fair value of plan assets for pension benefits and the accumulated postretirement benefit obligation (“APBO”) and fair value of plan assets for other benefits:

	Pension Benefits		Other Benefits
(dollars in thousands)	2025	2024	2025	2024
Benefit obligation at beginning of year	$142,157	$153,571	$16,761	$16,784
Service cost	—	—	649	618
Interest cost	7,590	7,603	886	824
Actuarial loss (gain)	5,408	(4,166)	302	(963)
Benefit payments	(14,351)	(14,851)	(490)	(502)
Benefit obligation at end of year	$140,804	$142,157	$18,108	$16,761

The actuarial gains related to changes in the Company’s PBO for pension benefits and APBO for other benefits are primarily due to changes in discount rates for both years ended December 31, 2025 and 2024.

	Pension Benefits		Other Benefits
(dollars in thousands)	2025	2024	2025	2024
Fair value of plan assets at beginning of year	$72,912	$77,603	$—	$—
Actual return on plan assets	5,692	2,322	—	—
Benefit payments from trust	(6,689)	(7,013)	—	—
Fair value of plan assets at end of year	$71,915	$72,912	$—	$—

The following table summarizes the funded status of the Company’s plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2025 and 2024:

	Pension Benefits		Other Benefits
(dollars in thousands)	2025	2024	2025	2024
Pension assets for overfunded plans	$12,055	$11,129	$—	$—
Pension liabilities for underfunded plans	(80,944)	(80,374)	(18,108)	(16,761)
Funded status	$(68,889)	$(69,245)	$(18,108)	$(16,761)

The following table provides information regarding the PBO, accumulated benefit obligation (“ABO”), and fair value of plan assets as of December 31, 2025 and 2024:

	Funded Pension Plan		Unfunded Pension Plans		Total Pension Plans
(dollars in thousands)	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$59,860	$61,783	$80,944	$80,374	$140,804	$142,157
Accumulated benefit obligation	59,860	61,783	80,944	80,374	140,804	142,157
Fair value of plan assets	71,915	72,912	—	—	71,915	72,912
Overfunded (underfunded) portion of PBO/ABO	12,055	11,129	(80,944)	(80,374)	(68,889)	(69,245)

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

The following table summarizes the change in net actuarial loss (gain) and amortization for the years ended December 31, 2025 and 2024:

	Pension Benefits		Other Benefits
(dollars in thousands)	2025	2024	2025	2024
Net actuarial loss (gain) at beginning of year	$9,414	$14,599	$(6,851)	$(7,271)
Amortization cost	(1,486)	(2,209)	1,279	1,383
Liability loss (gain)	5,408	(4,166)	302	(963)
Asset (gain) loss	(2,187)	1,190	—	—
Net actuarial loss (gain) at end of year	$11,149	$9,414	$(5,270)	$(6,851)

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023:

	Income line item where recognized in	Pension Benefits			Other Benefits
(dollars in thousands)	the consolidated statements of income	2025	2024	2023	2025	2024	2023
Service cost	Salaries and employee benefits	$—	$—	$—	$649	$618	$545
Interest cost	Other noninterest expense	7,590	7,603	8,275	886	824	844
Expected return on plan assets	Other noninterest expense	(3,505)	(3,513)	(3,534)	—	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	1,486	2,209	2,818	(1,279)	(1,383)	(1,676)
Total net periodic benefit cost		$5,571	$6,299	$7,559	$256	$59	$(287)

The funded pension benefit amounts included in pension benefits for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Funded Pension Benefits
(dollars in thousands)	2025	2024	2023
Interest cost	$3,247	$3,309	$3,643
Expected return on plan assets	(3,505)	(3,513)	(3,534)
Recognized net actuarial loss	1,476	1,924	2,818
Total net periodic benefit cost	$1,218	$1,720	$2,927

Assumptions

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2025 and 2024:

	FHI ERP Pension Benefits		SERP Pension Benefits		Other Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.15%	5.59%	5.15%	5.59%	5.15%	5.59%
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	FHI ERP Pension Benefits			SERP Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.59%	5.22%	5.57%	5.59%	5.22%	5.57%	5.59%	5.22%	5.57%
Expected long-term return on plan assets	5.05%	4.75%	4.75%	NA	NA	NA	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA	NA	NA	NA

To select the discount rate, the Company reviews the yield on high quality corporate bonds. This rate is adjusted to convert the yield to an annual discount rate basis and may be adjusted for the population of plan participants to reflect the expected duration of the benefit payments of the plan.

Assumed healthcare cost trend rates were as follows at December 31, 2025, 2024 and 2023:

	2025	2024	2023
Healthcare cost trend rate assumed for next year	8.00%	7.00%	6.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2036	2032	2028

Plan Assets

The Company’s pension plan assets were allocated as follows as of December 31, 2025 and 2024:

	Asset Allocation
	2025	2024
Equity securities	12%	11%
Debt securities	81%	85%
Other securities	7%	4%
Total	100%	100%

There were no holdings of FHI or BNPP stock included in equity securities at December 31, 2025 and 2024.

The assets within the pension plan are managed in accordance with ERISA. The objective of the plan is to achieve, over full market cycles, a compounded annual rate of return equal to or greater than the pension plan’s expected long-term rate of return. The pension plan’s participants recognize that capital markets can be unpredictable and that any investment could result in periods where the market value of the pension plan’s assets will decline in value. Asset allocation is likely to be the primary determinant of the pension plan’s return and the associated volatility of returns for the pension plan. The Company estimated the long-term rate of return for the 2025 net periodic pension cost to be 5.05%. The return was selected based on a model of U.S. capital market assumptions with expected returns reflecting the anticipated asset allocation of the pension plan.

The target asset allocation for the pension plan at December 31, 2025, was as follows:

Target
Allocation
Equity securities	10%
Debt securities	88%
Other securities	2%

Estimated Future Benefit Payments

The following table presents benefit payments that are expected to be paid over the next ten years, giving consideration to expected future service as appropriate:

	Pension	Other
(dollars in thousands)	Benefits	Benefits
2026	$15,561	$1,327
2027	14,720	1,487
2028	14,185	1,586
2029	13,678	1,647
2030	13,145	1,676
2031 to 2035	56,202	8,759

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

The fair values of the Company’s pension plan assets at December 31, 2025 and 2024, by asset class, were as follows:

	December 31, 2025
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$5,135	$—	$—	$5,135
Fixed income - U.S. Treasury securities	—	9,547	—	9,547
Fixed income - U.S. government agency securities	—	4,736	—	4,736
Fixed income - U.S. corporate securities	—	42,382	—	42,382
Fixed income - municipal securities	—	353	—	353
Fixed income - international securities	1,275	—	—	1,275
Equity - large-cap exchange-traded funds	4,909	—	—	4,909
Equity - large- and mid-cap exchange-traded funds	881	—	—	881
Equity - mid- and small-cap exchange-traded funds	887	—	—	887
Equity - international funds	1,810	—	—	1,810
Total	$14,897	$57,018	$—	$71,915

	December 31, 2024
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Asset classes:
Cash and cash equivalents	$3,112	$—	$—	$3,112
Fixed income - U.S. Treasury securities	—	10,398	—	10,398
Fixed income - U.S. government agency securities	—	5,089	—	5,089
Fixed income - U.S. corporate securities	—	44,184	—	44,184
Fixed income - municipal securities	—	345	—	345
Fixed income - international securities	1,830	—	—	1,830
Equity - large-cap exchange-traded funds	4,799	—	—	4,799
Equity - large- and mid-cap exchange-traded funds	839	—	—	839
Equity - mid- and small-cap exchange-traded funds	901	—	—	901
Equity - international funds	1,415	—	—	1,415
Total	$12,896	$60,016	$—	$72,912

No fair value measurements used Level 3 inputs as of December 31, 2025 and 2024.

The plan’s investments in fixed income securities represent approximately 81.1% and 84.8% of total plan assets as of December 31, 2025 and 2024, respectively, which is the most significant concentration of risk in the plan.

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

15. Income Taxes

For the years ended December 31, 2025, 2024 and 2023, income from continuing operations before income tax expense and the provision (benefit) for income taxes from continuing operations were comprised of the following:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Income from continuing operations before income tax expense
Federal	$309,133	$292,602	$309,174
Foreign (1)	45,110	—	—
Total income from continuing operations before income tax expense	$354,243	$292,602	$309,174

Income tax expense (benefit) from continuing operations
Current tax expense:
Federal	$57,235	$57,006	$66,123
State and local	20,163	16,754	21,724
Foreign	916	—	—
Total current	78,314	73,760	87,847
Deferred tax expense (benefit):
Federal	4,861	(4,756)	(8,387)
State and local	(5,198)	(6,531)	(5,269)
Foreign	—	—	—
Total deferred	(337)	(11,287)	(13,656)
Total income tax expense:
Federal	62,096	52,250	57,736
State and local	14,965	10,223	16,455
Foreign	916	—	—
Total provision for income taxes	$77,977	$62,473	$74,191

(1) Foreign income from continuing operations includes income from the Company’s Guam and Saipan operations.

The Company files Federal and state income tax returns for its subsidiaries. The Company’s subsidiary also files income tax returns in Guam, Saipan and certain other state jurisdictions. The Company had a current income tax receivable due from various jurisdictions of $35.0 million and $25.5 million as of December 31, 2025 and 2024, respectively, for its share of consolidated and combined tax overpayments that had not yet been received.

The components of net deferred income tax assets and liabilities at December 31, 2025 and 2024, were as follows:

	December 31,
(dollars in thousands)	2025	2024
Assets:
Deferred compensation expense	$56,557	$52,192
Allowance for credit losses and nonperforming assets	56,247	51,922
Lease liabilities	16,623	16,808
Investment securities	138,260	171,258
State income taxes	2,594	1,939
Total deferred income tax assets	270,281	294,119
Liabilities:
Leases	(8,760)	(8,457)
Deferred income	(16,799)	(7,151)
Lease right-of-use assets	(15,753)	(16,041)
Intangible assets	(1,075)	(973)
Other	(29,703)	(30,292)
Total deferred income tax liabilities	(72,090)	(62,914)
Net deferred income tax assets	$198,191	$231,205

Net deferred income tax assets were included in other assets in the consolidated balance sheets as of December 31, 2025 and 2024.

Realization of deferred tax assets is dependent on sufficient taxable income being generated in the future and, although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. However, if estimates of future taxable income decrease, a reduction to the amount of deferred tax assets considered realizable could result.

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
(dollars in thousands)	Amount	Percent
Federal statutory income tax expense and rate	$74,391	21.00%
Federal reconciling items
Tax credits:
Low-income housing tax credits	(5,139)	(1.45)
Other credits	(3,295)	(0.93)
Nontaxable or nondeductible items:
Tax-exempt BOLI income	(4,310)	(1.22)
Other nontaxable or nondeductible items	368	0.10
Cross-border tax laws	(217)	(0.06)
Other adjustments	953	0.27
State and local taxes, net of federal income tax benefit(1)	11,822	3.34
Foreign tax effects	37	0.01
Changes in unrecognized tax benefits	3,367	0.95
Income tax expense and effective income tax rate	$77,977	22.01%

(1) State taxes in Hawaii and California made up the majority (greater than 50 percent) of the tax effect in this category.

The following analysis reconciles the Federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023:

	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$61,446	21.00%	$64,927	21.00%
State and local taxes, net of federal income tax benefit	8,077	2.76	13,000	4.20
Tax credits	(4,388)	(1.50)	(4,506)	(1.46)
Nontaxable income	(5,604)	(1.92)	(6,691)	(2.16)
Other	2,942	1.01	7,461	2.42
Income tax expense and effective income tax rate	$62,473	21.35%	$74,191	24.00%

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. Currently, refund claims and tax returns for certain years are being reviewed by state jurisdictions. No material adjustments are anticipated as a result of these examinations and reviews. The Company’s income tax returns for 2022 and subsequent tax years generally remain subject to examination by U.S. federal and foreign jurisdictions, and 2021 and subsequent years are subject to examination by state taxing authorities.

A reconciliation of the amount of unrecognized tax benefits is as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025			2024			2023
		Interest			Interest			Interest
		and			and			and
(dollars in thousands)	Tax	Penalties	Total	Tax	Penalties	Total	Tax	Penalties	Total
Balance at beginning of year	$179,008	$27,384	$206,392	$185,461	$26,584	$212,045	$183,751	$22,474	$206,225
Additions for current year tax positions	203	—	203	653	—	653	629	—	629
Additions for Reorganization Transactions	—	2,653	2,653	—	2,717	2,717	—	3,155	3,155
Additions for prior years' tax positions:
New uncertain tax positions identified	2,256	—	2,256	—	—	—	2,220	—	2,220
Accrual of interest and penalties	—	1,391	1,391	—	1,253	1,253	—	1,221	1,221
Reductions for prior years' tax positions:
Expiration of statute of limitations	(1,355)	(376)	(1,731)	(4,408)	(1,280)	(5,688)	(1,139)	(266)	(1,405)
Resolutions with tax authorities	—	—	—	(2,698)	(1,890)	(4,588)	—	—	—
Balance at December 31,	$180,112	$31,052	$211,164	$179,008	$27,384	$206,392	$185,461	$26,584	$212,045

Included in the balance of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, was $55.7 million, $51.8 million and $56.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the Reorganization Transactions discussed below, the Company recorded unrecognized tax benefits and interest and penalties of $121.4 million and $7.0 million, respectively. Included in the balance of the unrecognized tax benefits as of December 31, 2025, was $141.2 million attributable to tax refund claims with respect to tax years 2005 through 2013 and 2015 in the State of California. Such refund claims were filed by the Company in 2015, 2019 and 2021, on behalf of the Company and its affiliates, including BOW, concerning the determination of taxes for which no benefit is currently recognized. On February 1, 2023, Bank of Montreal acquired Bank of the West from BNP Paribas SA. This transaction, and the resulting change in ownership, could affect the unrecognized tax benefits related to the years when the Company was included in consolidated and combined returns with Bank of the West.

The Company recognizes interest and penalties attributable to both unrecognized tax benefits and undisputed tax adjustments in the provision for income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $4.1 million, $4.0 million and $4.2 million, respectively, of net expense attributable to interest and penalties. The Company had a liability of $33.1 million and $29.1 million as of December 31, 2025 and 2024, respectively, accrued for interest and penalties, of which $31.1 million and $27.4 million as of December 31, 2025 and 2024, respectively, were attributable to unrecognized tax benefits and the remainder was attributable to tax adjustments which are not expected to be in dispute.

Prior to the Reorganization Transactions, the Company filed consolidated U.S. Federal and combined state tax returns that incorporated the tax receivables and unrecognized tax benefits of FHB and BOW. The consummation of the Reorganization Transactions did not relieve the Company of the pre-Reorganization Transactions tax receivables and unrecognized tax benefits recognized by BOW that were included in the Company's consolidated and combined tax returns. As a result, on April 1, 2016, the Company recorded $72.8 million related to current tax receivables, $116.6 million related to unrecognized tax benefits, and an indemnification payable of $28.6 million. As of December 31, 2025 and 2024, the Company maintained balances of $130.5 million related to current tax receivables. As of December 31, 2025 and 2024, the Company maintained balances of $161.1 million and $159.0 million, respectively, related to unrecognized tax benefits, and an indemnification receivable of $30.6 million and $28.5 million, respectively. Additionally, in connection with the Reorganization Transactions, the Company has incurred certain tax-related liabilities related to the distribution of its interest in BWHI amounting to $95.4 million. The amount necessary to pay the distribution taxes (net of the expected federal tax benefit of $33.4 million) was paid by BNPP to the Company on April 1, 2016. The Company reported total distribution taxes of $92.1 million in the 2016 tax returns of various state and local jurisdictions, and reimbursed BWHI approximately $2.1 million pursuant to a tax sharing agreement entered into on April 1, 2016 and pursuant to certain tax allocation agreements entered into among the parties. The Company expects that any future adjustment to such taxes will be similarly reimbursed to, or funded by, BNPP or its affiliates. Accordingly, the assumption of the pre-Reorganization Transactions tax receivables, unrecognized tax benefits and distribution tax liabilities and the offsetting indemnification receivables or payables were reflected as equity contributions and distributions on April 1, 2016. The reimbursement of distribution taxes to BWHI was also reflected as an adjustment to equity. If there are any future adjustments to the indemnified tax receivables or unrecognized tax benefits, an offsetting adjustment to the indemnification receivables or payables will be recorded to the provision for income taxes and other noninterest income or expense. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $2.1 million, $2.1 million and $2.5 million, respectively, of such adjustments through the provision for income taxes and noninterest income. In addition, for the year ended December 31, 2024, the Company recorded $3.8 million of such adjustments through the provision for income taxes and noninterest expense.

The following table presents income taxes paid, net of income tax refunds, for the year ended December 31, 2025:

Year Ended
(dollars in thousands)	December 31, 2025
Federal taxes paid	$31,892
State and local taxes paid:
California	5,380
Other	3,707
Total state and local taxes paid	9,087
Foreign taxes paid	—
Total income taxes paid	$40,979

Income taxes paid, net of income tax refunds, for the years ended December 31, 2024 and 2023 were $36.3 million and $54.0 million, respectively.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$60,000	$7,470	$—	$63,750	$8,780	$—
Interest rate collars	100,000	59	—	200,000	—	(115)
Interest rate floors	300,000	1,665	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	3,018,578	12,328	(12,328)	2,491,036	4,818	(5,990)
Visa derivative	69,748	—	(2,300)	66,606	—	(2,300)
Foreign exchange contracts	807	—	—	198	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate derivatives noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of December 31, 2025 and 2024, the amount of initial margin cash collateral posted by the Company was nil and $0.4 million, respectively. As of December 31, 2025 and 2024, the variation margin was nil and $1.2 million, respectively.

As of December 31, 2025, the Company pledged nil in cash and received $10.5 million in cash as collateral for interest rate derivatives. As of December 31, 2024, the Company pledged $0.4 million in cash and received $30.0 million in cash as collateral for interest rate derivatives. As of December 31, 2025 and 2024, the cash collateral includes the excess initial margin for interest rate derivatives cleared through clearinghouses and cash collateral for interest rate derivatives with financial institution counterparties.

As of December 31, 2025 and 2024, the Company received $22.5 million and $43.7 million, respectively, in securities collateral for interest rate derivatives, which is held in a custodial account and is not recorded on the Company’s consolidated balance sheets.

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

At December 31, 2025 and 2024, the Company carried one interest rate swap with a notional amount of $60.0 million and $63.8 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of December 31, 2025 and 2024, the interest rate swap had a positive fair value of $7.5 million and $8.8 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the years ended December 31, 2025, 2024 and 2023:

	Gains (losses) recognized in	Year Ended
	the consolidated statements	December 31,
(dollars in thousands)	of income line item	2025	2024	2023
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(1,311)	$(2,081)	$3,586
Recognized on hedged item	Loans and lease financing	1,318	2,081	(3,898)

As of December 31, 2025 and 2024, the following amounts were recorded in the consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$52,491	$54,923	$(7,509)	$(8,827)

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

As of December 31, 2025, the Company carried one interest rate collar with a notional amount of $100.0 million. As of December 31, 2025, the interest rate collar had a positive fair value of $0.1 million. The collar matures in 2027. The interest rate collar had a floor strike rate of 2.00% and a cap strike rate of 5.64%.

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

As of December 31, 2025, the Company carried three interest rate floors with a notional amount of $300.0 million. As of December 31, 2025, the interest rate floors had a positive fair value of $1.7 million. The interest rate floors were executed between April and September 2025 and mature in 2028. The interest rate floors had floor strike rates ranging from 2.95% to 3.00%. As of December 31, 2024, the Company did not carry any interest rate floors.

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

The following table summarizes the effect of cash flow hedging relationships for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Pretax net gains (losses) recognized in OCI - included component	$148	$(845)	$(940)
Pretax net gains (losses) recognized in OCI - excluded component	(1,222)	—	—
Total pretax net gains (losses) recognized in OCI on cash flow derivative hedges	$(1,074)	$(845)	$(940)

Pretax net losses (gains) reclassified from AOCI into income - included component(1)	$—	$1,825	$6,257
Pretax net losses (gains) reclassified from AOCI into income - excluded component(1)	443	—	—
Total pretax net losses (gains) reclassified from AOCI into income(1)	$443	$1,825	$6,257
(1)	Losses (gains) are reclassified from AOCI into interest income from loans and lease financing.

The estimated net amount to be reclassified within the next 12 months out of AOCI into earnings is $1.0 million as a decrease to interest income from loans and lease financing. As of December 31, 2025, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023:

	Net losses recognized	Year Ended
	in the consolidated statements	December 31,
(dollars in thousands)	of income line item	2025	2024	2023
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$(21)	$(63)	$(518)
Visa derivative	Other noninterest income	(5,194)	(6,270)	(7,738)

As of December 31, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.3 million. The Company received floating rates ranging from 3.87% to 6.87% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between 2026 and 2043. As of December 31, 2024, the Company carried multiple interest rate swaps with notional amounts totaling $2.5 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $4.8 million and a negative fair value of $6.0 million. The Company received floating rates ranging from 4.87% to 7.55% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during each of the years ended December 31, 2025, 2024 and 2023.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest-rate swap. The Company simultaneously executes an offsetting interest-rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $3.0 million, $1.4 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5108 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at December 31, 2025. The Visa derivative of $2.3 million was included in the consolidated balance sheets at both December 31, 2025 and 2024, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 21. Fair Value” in the notes to the consolidated financial statements for more information.

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

The Company’s interest rate derivative agreements include bilateral collateral agreements with collateral requirements which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate derivative collateral daily. Collateral for customer interest rate derivative agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during each of the years ended December 31, 2025, 2024 and 2023, respectively.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both December 31, 2025 and 2024, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of December 31, 2025 and 2024, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $86.4 million and $87.6 million at December 31, 2025 and 2024, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.3 million and $6.6 million at December 31, 2025 and 2024, respectively. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of December 31, 2025 have maturities ranging from January 2026 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at December 31, 2025 and 2024 were as follows:

	December 31,
(dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,635,946	$5,789,600
Standby letters of credit	252,166	230,379
Commercial letters of credit	2,040	6,460

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

Disaggregation of Revenue

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has reported its selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the year ended December 31, 2025. Prior-period segment information has been recast to conform to the current presentation. See “Note 22. Reportable Operating Segments” for more information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments and Corporate/Other, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$517,255	$177,017	$(30,530)	$663,742

Service charges on deposit accounts	26,523	4,719	394	31,636
Credit and debit card fees	—	55,626	3,874	59,500
Other service charges and fees	39,306	2,546	2,267	44,119
Trust and investment services income	37,039	—	(98)	36,941
Other	917	7,109	4,257	12,283
Not in scope of Topic 606(1)	7,791	8,320	16,456	32,567
Total noninterest income	111,576	78,320	27,150	217,046
Total revenue	$628,831	$255,337	$(3,380)	$880,788

	Year Ended December 31, 2024
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$492,408	$200,038	$(69,708)	$622,738

Service charges on deposit accounts	26,916	3,795	379	31,090
Credit and debit card fees	—	58,115	3,986	62,101
Other service charges and fees	32,182	2,511	2,318	37,011
Trust and investment services income	38,306	—	—	38,306
Other	739	9,023	7,070	16,832
Not in scope of Topic 606(1)	7,878	5,998	(13,413)	463
Total noninterest income	106,021	79,442	340	185,803
Total revenue	$598,429	$279,480	$(69,368)	$808,541

	Year Ended December 31, 2023
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income(1)	$445,182	$188,532	$2,413	$636,127

Service charges on deposit accounts	26,432	2,786	429	29,647
Credit and debit card fees	—	56,651	4,853	61,504
Other service charges and fees	25,162	1,819	2,144	29,125
Trust and investment services income	38,449	—	—	38,449
Other	539	8,622	2,870	12,031
Not in scope of Topic 606(1)	7,069	5,480	17,510	30,059
Total noninterest income	97,651	75,358	27,806	200,815
Total revenue	$542,833	$263,890	$30,219	$836,942
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the years ended December 31, 2025, 2024 and 2023, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years and one vendor in the current year, which are being amortized over the term of the respective contracts. As of December 31, 2025 and 2024, the Company had contract liabilities of $1.3 million and $2.2 million, respectively, which will be recognized over the remaining term of the respective contracts with the vendors. For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenues, thereby decreasing contract liabilities by approximately $1.0 million, $0.9 million and $0.8 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2025 and 2024, there were no material receivables from contracts with customers or contract assets recorded on the Company’s consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of December 31, 2025 and 2024. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

19. Earnings per Share

For the years ended 2025, 2024 and 2023, the Company made no adjustments to net income for the purpose of computing earnings per share and there were nil, nil and 574,000 antidilutive securities, respectively.

The computations of basic and diluted earnings per share were as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands, except shares and per share amounts)	2025	2024	2023
Numerator:
Net income	$276,266	$230,129	$234,983

Denominator:
Basic: weighted-average shares outstanding	124,793,785	127,702,573	127,567,547
Add: weighted-average equity-based awards	715,361	623,292	348,326
Diluted: weighted-average shares outstanding	125,509,146	128,325,865	127,915,873

Basic earnings per share	$2.21	$1.80	$1.84
Diluted earnings per share	$2.20	$1.79	$1.84

20. Stock-Based Compensation

The Company has several stock-based compensation plans that allow for grants of restricted stock, restricted shares, performance share units, performance shares and restricted stock units to its employees and non-employee directors. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. For the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense was $15.9  million, $11.9 million and $9.6 million, respectively, and the related income tax benefit was $3.5 million, $2.5 million and $2.3 million, respectively. For the years ended December 31, 2025, 2024 and 2023, all common stock issuances in connection with stock-based compensation arrangements were issued from unissued shares.

As of December 31, 2025, total shares authorized under the Company’s stock-based compensation plans for employees were 10.3 million shares, of which 4.7 million shares were available for future grants. As of December 31, 2025, total shares authorized under the 2016 Non-Employee Director Plan were 268,941 shares, of which 77,680 shares were available for future grants.

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

The following presents the Company’s RSA activity for the years ended December 31, 2025, 2024 and 2023:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2022	46,857	$25.96
Granted	—	—
Vested	(45,756)	25.96
Forfeited	(1,101)	26.14
Unvested as of December 31, 2023	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2024	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2025	—	$—

For the years ended December 31, 2025, 2024 and 2023, the Company granted no shares of RSAs to key employees.

The total grant date fair value of RSAs that vested for the years ended December 31, 2025, 2024, and 2023 was nil, nil and $1.2 million, respectively. Unrecognized compensation expense related to unvested RSAs was nil as of December 31, 2025, 2024 and 2023.

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

The following presents the Company’s Performance Award activity for the years ended December 31, 2025, 2024 and 2023:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2022	954,134	$27.36
Granted	447,130	26.72
Vested	(193,065)	25.96
Forfeited	(98,731)	26.21
Unvested as of December 31, 2023	1,109,468	$27.44
Granted	579,324	20.80
Vested	(211,871)	26.37
Forfeited	(114,509)	26.37
Unvested as of December 31, 2024	1,362,412	$25.13
Granted	455,238	26.56
Vested	(221,576)	28.57
Forfeited	(206,406)	26.75
Unvested as of December 31, 2025	1,389,668	$24.74

For the years ended December 31, 2025, 2024 and 2023, the Company granted 455,238, 579,324 and 447,130 Performance Awards, respectively, to key employees. The Company granted these Performance Awards in connection with its LTIP for the three-year performance periods which began on January 1, 2025, 2024 and 2023. These awards have performance conditions that are based on the Company’s profitability and market conditions that are based on the Company’s performance relative to peer groups.

The total grant date fair value of Performance Awards that vested for the years ended December 31, 2025, 2024 and 2023, was $6.3 million, $5.6 million and $5.0 million, respectively. Unrecognized compensation expense related to unvested Performance Awards was $9.7 million, $9.4 million and $8.2 million as of December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense as of December 31, 2025 is expected to be recognized over a weighted average vesting period of 1.2 years.

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

The following presents the Company’s RSU activity for the years ended December 31, 2025, 2024 and 2023:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested as of December 31, 2022	263,160	$27.91
Granted	232,280	25.57
Vested	(122,036)	27.75
Forfeited	(27,843)	27.38
Unvested as of December 31, 2023	345,561	$26.50
Granted	272,974	21.18
Vested	(185,075)	26.15
Forfeited	(21,419)	25.51
Unvested as of December 31, 2024	412,041	$23.51
Granted	217,715	26.15
Vested	(202,657)	24.47
Forfeited	(20,710)	23.32
Unvested as of December 31, 2025	406,389	$24.56

For the year ended December 31, 2025, the Company granted 24,040 RSUs to non-employee directors with a weighted-average grant date fair value of $23.29 and 193,675 RSUs were granted to employees with a weighted-average grant date fair value of $26.46. For the year ended December 31, 2024, the Company granted 26,714 RSUs to non-employee directors with a weighted-average grant date fair value of $22.33 and 246,260 RSUs were granted to employees with a weighted-average grant date fair value of $21.05. For the year ended December 31, 2023, the Company granted 29,704 RSUs to non-employee directors with a weighted-average grant date fair value of $18.85 and 202,576 RSUs were granted to employees with a weighted-average grant date fair value of $26.28. The awards will vest on various dates.

The total grant date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $4.9 million, $4.8 million and $3.4 million, respectively. Unrecognized compensation expense related to unvested RSUs was $5.7 million, $5.3 million and $5.2 million as of December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense as of December 31, 2025 is expected to be recognized over a weighted average vesting period of 0.8 years.

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

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (“ESPP”) which permits employees to periodically purchase Company stock on a payroll deduction basis. Participant purchases through the ESPP receive a discount of 5% from the closing price of FHI’s common stock on the exercise date. Participants are required to adhere to a two-year holding period with regards to shares purchased through the ESPP. The ESPP has been determined to be non-compensatory in nature. As a result, the Company expects that expenses related to the ESPP will not be material. As of December 31, 2025, total shares authorized under the Company’s ESPP were 600,000 shares, of which 475,787 shares of common stock were available for future purchases. The Company issued 11,504 shares, 11,362 shares and 16,226 shares of common stock to employee participants in 2025, 2024 and 2023, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5108 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the consolidated balance sheets at both December 31, 2025 and 2024, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below:

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$30,367	$—	$30,367
Residential - Government-sponsored enterprises(1)	—	878,215	—	878,215
Commercial - Government agency	—	191,177	—	191,177
Commercial - Government-sponsored enterprises	—	41,599	—	41,599
Commercial - Non-agency	—	129,014	—	129,014
Collateralized mortgage obligations:
Government agency	—	426,276	—	426,276
Government-sponsored enterprises	—	302,996	—	302,996
Collateralized loan obligations	—	76,589	—	76,589
Total available-for-sale securities	—	2,076,233	—	2,076,233
Other assets(2)	595	21,522	—	22,117
Liabilities
Other liabilities(3)	—	(12,328)	(2,300)	(14,628)
Total	$595	$2,085,427	$(2,300)	$2,083,722

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Government agency debt securities	$—	$8,147	$—	$8,147
Mortgage-backed securities:
Residential - Government agency(1)	—	35,859	—	35,859
Residential - Government-sponsored enterprises(1)	—	738,113	—	738,113
Commercial - Government agency	—	196,125	—	196,125
Commercial - Government-sponsored enterprises	—	44,908	—	44,908
Commercial - Non-agency	—	22,083	—	22,083
Collateralized mortgage obligations:
Government agency	—	397,124	—	397,124
Government-sponsored enterprises	—	310,682	—	310,682
Collateralized loan obligations	—	173,475	—	173,475
Total available-for-sale securities	—	1,926,516	—	1,926,516
Other assets(2)	179	13,598	—	13,777
Liabilities
Other liabilities(3)	—	(6,105)	(2,300)	(8,405)
Total	$179	$1,934,009	$(2,300)	$1,931,888
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$13,608	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5108(1)	1.3848-1.5108
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 13%(3)	-11% - 28%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$20,734	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5430(1)	1.4444-1.5430
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 7%(3)	-21% - 19%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

During the years ended December 31, 2025 and 2024, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 are summarized below:

	Visa Derivative
(dollars in thousands)	2025	2024
Year Ended December 31,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(5,194)	(6,270)
Settlements	5,194	6,270
Balance as of December 31,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of December 31,	$(5,194)	$(6,270)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the years indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity:

	December 31, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,477,752	$228,734	$1,249,018	$—	$1,477,752
Investment securities held-to-maturity	3,533,082	—	3,188,775	—	3,188,775
Loans held for sale	1,370	—	1,376	—	1,376
Loans(1)	13,870,599	—	—	13,356,550	13,356,550

Financial liabilities:
Time deposits(2)	$3,370,133	$—	$3,356,533	$—	$3,356,533

	December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,170,190	$258,057	$912,133	$—	$1,170,190
Investment securities held-to-maturity	3,790,650	—	3,262,509	—	3,262,509
Loans(1)	13,973,608	—	—	13,373,785	13,373,785

Financial liabilities:
Time deposits(2)	$3,298,370	$—	$3,280,119	$—	$3,280,119
Short-term borrowings	250,000	—	249,312	—	249,312
(1)	Excludes financing leases of $441.9 million at December 31, 2025 and $434.7 million at December 31, 2024.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.1 billion at December 31, 2025 and $17.0 billion at December 31, 2024.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of December 31, 2025 and 2024, the Company had $6.9 billion and $6.0 billion, respectively, of unfunded loan and lease commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $49.7 million and $47.4 million at December 31, 2025 and 2024, respectively. No active trading market exists for these instruments and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of December 31, 2025 and 2024:

(dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Collateral-dependent loans	$—	$—	$13,608
December 31, 2024
Collateral-dependent loans	$—	$—	$20,734

Total expected credit losses recognized on collateral-dependent loans for the years ended December 31, 2025 and 2024 were $2.0 million and $4.6 million, respectively. There were no nonrecurring fair value adjustments during the year ended December 31, 2023.

22. Reportable Operating Segments

The Company’s reportable segments are based on the manner in which management organizes the business for making operating decisions and assessing performance. These segments reflect how discrete financial information is currently evaluated by the chief operating decision maker and how performance is assessed and resources are allocated. The Company’s internal management process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail Banking and Commercial Banking segments were reclassified among the segments and what is now Corporate/Other. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. The Company has reported its selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the year ended December 31, 2025. Prior-period segment information has been recast to conform to the current presentation.

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

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis. The basis for the allocation of net interest income is a function of the Company’s assumptions that are subject to change based on changes in current interest rates and market conditions. Funds transfer pricing also serves to transfer interest rate risk to Corporate/Other.

The Company allocates the provision for credit losses from Corporate/Other (which includes activity within the Company’s support units) to the Retail Banking and Commercial Banking business segments. These allocations are based on direct costs incurred by the Retail Banking and Commercial Banking business segments.

Noninterest income and expense includes allocations from support units to the business segments. These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage. Income tax expense is allocated to each business segment as well as Corporate/Other based on the consolidated effective income tax rate for the period shown.

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

Corporate/Other

Corporate/Other includes activity within the support units of the Company and not associated with a segment. One such area is Treasury, which includes activities surrounding the management of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, short- and long-term borrowings and bank-owned properties (and these assets’ and liabilities’ related interest income and expense). The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, foreign exchange income related to customer driven cross-border wires for business and personal reasons and management of bank-owned properties. The net residual effect of the transfer pricing of assets and liabilities is included in Corporate/Other, along with the elimination of intercompany transactions.

Other organizational units within Corporate/Other (such as Technology, Operations, Credit and Risk Management, Human Resources, Finance, Administration, Marketing and Corporate and Regulatory Administration) provide a wide range of support to the Company’s reportable segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

The following tables present selected business segment and Corporate/Other financial information for the years indicated:

	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2025
Interest income	$330,592	$442,677	$178,034	$951,303
Intersegment interest allocations (1)	(245,880)	(323,220)	569,100	—
Total interest income	84,712	119,457	747,134	951,303

Interest expense	(200,133)	(67,706)	(19,722)	(287,561)
Intersegment interest allocations (1)	632,676	125,266	(757,942)	—
Total interest expense	432,543	57,560	(777,664)	(287,561)
Net interest income (expense)	517,255	177,017	(30,530)	663,742

Provision for credit losses	(11,422)	(12,928)	(2,850)	(27,200)
Net interest income (expense) after provision for credit losses	505,833	164,089	(33,380)	636,542

Noninterest income	111,576	78,320	27,150	217,046

Salaries and employee benefits	(99,958)	(18,897)	(127,051)	(245,906)
Contracted services and professional fees	(11,680)	(16,903)	(31,714)	(60,297)
Occupancy	(30,248)	(1,943)	1,967	(30,224)
Equipment	(5,524)	(1,869)	(48,899)	(56,292)
Card rewards program	—	(33,363)	—	(33,363)
Other segment items (2)	(143,784)	(7,008)	77,529	(73,263)
Noninterest expense	(291,194)	(79,983)	(128,168)	(499,345)

Income (loss) before (provision) benefit for income taxes	326,215	162,426	(134,398)	354,243
(Provision) benefit for income taxes	(75,687)	(32,411)	30,121	(77,977)
Net income (loss)	$250,528	$130,015	$(104,277)	$276,266

Other Segment Disclosures:
Depreciation and amortization (3)	$4,034	$266	$17,330	$21,630
Segment earning assets(4)	7,186,257	7,133,105	6,877,718	21,197,080

	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2024
Interest income	$322,700	$482,739	$174,605	$980,044
Intersegment interest allocations (1)	(243,711)	(344,676)	588,387	—
Total interest income	78,989	138,063	762,992	980,044

Interest expense	(231,888)	(77,674)	(47,744)	(357,306)
Intersegment interest allocations (1)	645,307	139,649	(784,956)	—
Total interest expense	413,419	61,975	(832,700)	(357,306)
Net interest income (expense)	492,408	200,038	(69,708)	622,738

(Provision) benefit for credit losses	(8,341)	(9,167)	2,758	(14,750)
Net interest income (expense) after (provision) benefit for credit losses	484,067	190,871	(66,950)	607,988

Noninterest income	106,021	79,442	340	185,803

Salaries and employee benefits	(99,055)	(18,959)	(117,551)	(235,565)
Contracted services and professional fees	(11,832)	(16,304)	(32,776)	(60,912)
Occupancy	(30,270)	(1,975)	3,274	(28,971)
Equipment	(5,585)	(1,228)	(47,089)	(53,902)
Card rewards program	—	(33,831)	—	(33,831)
Other segment items (2)	(148,789)	(18,252)	79,033	(88,008)
Noninterest expense	(295,531)	(90,549)	(115,109)	(501,189)

Income (loss) before (provision) benefit for income taxes	294,557	179,764	(181,719)	292,602
(Provision) benefit for income taxes	(66,697)	(36,769)	40,993	(62,473)
Net income (loss)	$227,860	$142,995	$(140,726)	$230,129

Other Segment Disclosures:
Depreciation and amortization (3)	$4,461	$268	$15,438	$20,167
Segment earning assets(4)	7,137,624	7,276,273	6,660,415	21,074,312

	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Year Ended December 31, 2023
Interest income	$293,755	$461,128	$168,696	$923,579
Intersegment interest allocations (1)	(223,814)	(314,489)	538,303	—
Total interest income	69,941	146,639	706,999	923,579

Interest expense	(136,281)	(57,434)	(93,737)	(287,452)
Intersegment interest allocations (1)	511,522	99,327	(610,849)	—
Total interest expense	375,241	41,893	(704,586)	(287,452)
Net interest income	445,182	188,532	2,413	636,127

Provision for credit losses	(9,899)	(14,961)	(1,770)	(26,630)
Net interest income after provision for credit losses	435,283	173,571	643	609,497

Noninterest income	97,651	75,358	27,806	200,815

Salaries and employee benefits	(96,363)	(19,605)	(109,787)	(225,755)
Contracted services and professional fees	(11,511)	(16,177)	(38,735)	(66,423)
Occupancy	(31,108)	(1,920)	3,420	(29,608)
Equipment	(4,965)	(968)	(39,176)	(45,109)
Card rewards program	—	(31,627)	—	(31,627)
Other segment items (2)	(160,784)	(42,542)	100,710	(102,616)
Noninterest expense	(304,731)	(112,839)	(83,568)	(501,138)

Income (loss) before (provision) benefit for income taxes	228,203	136,090	(55,119)	309,174
(Provision) benefit for income taxes	(54,638)	(31,384)	11,831	(74,191)
Net income (loss)	$173,565	$104,706	$(43,288)	$234,983

Other Segment Disclosures:
Depreciation and amortization (3)	$4,566	$285	$14,855	$19,706
Segment earning assets(4)	7,251,615	7,134,567	7,894,728	22,280,910
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits from Corporate/Other to the business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees. Amounts included in the Corporate/Other column are not related to the segments but include the effect of certain expense allocations or transfer pricing to the segments.
(3)	The amounts of depreciation and amortization disclosed by the reportable segments and Corporate/Other are included within equipment, occupancy, other segment items, and noninterest income.
(4)	Segment earning assets only apply to the Retail Banking and Commercial Banking segments. The Corporate/Other column includes earning assets not associated with a segment (such as investment securities, interest-bearing deposits and federal funds).

Segment earning assets for Retail Banking and Commercial Banking and earning assets for Corporate/Other  include all earning assets such as interest-bearing deposits, loans and leases, available-for-sale securities, held-to-maturity securities, and other earning assets. Total segment earning assets reconciled to consolidated amounts are as follows:

	December 31,
(dollars in thousands)	2025	2024	2023
Total earning assets for reportable segments and Corporate/Other	$21,197,080	$21,074,312	$22,280,910
Other non-earning assets (1)	2,758,172	2,753,874	2,645,564
Total consolidated assets	$23,955,252	$23,828,186	$24,926,474

(1)	Other non-earning assets are primarily comprised of fixed assets, receivables and clearing accounts, and other miscellaneous assets that do not generate interest income.

23. Parent Company

The following tables present Parent Company-only condensed financial statements:

Condensed Statements of Comprehensive Income
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Income
Dividends from FHB	$240,500	$181,800	$139,500
Other income	2,096	2,147	2,492
Total income	242,596	183,947	141,992
Noninterest expense
Salaries and employee benefits	5,180	4,812	4,404
Contracted services and professional fees	3,534	3,590	3,554
Equipment	114	113	102
Other	1,624	5,240	1,474
Total noninterest expense	10,452	13,755	9,534
Income before (benefit) provision for income taxes and equity in undistributed income of FHB	232,144	170,192	132,458
(Benefit) provision for income taxes	(533)	(4,076)	145
Equity in undistributed income of FHB	43,589	55,861	102,670
Net income	$276,266	$230,129	$234,983
Comprehensive income	$372,120	$296,345	$344,027

Condensed Statements of Condition
	December 31,
(dollars in thousands)	2025	2024
Assets
Cash and cash equivalents	$17,471	$18,130
Investment in FHB	2,757,205	2,603,944
Other assets	30,622	28,526
Total assets	$2,805,298	$2,650,600
Liabilities and Stockholders' Equity
Retirement benefits payable	$691	$677
Other liabilities	35,242	32,437
Total liabilities	35,933	33,114

Total stockholders' equity	2,769,365	2,617,486
Total liabilities and stockholders' equity	$2,805,298	$2,650,600

Condensed Statements of Cash Flows
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$276,266	$230,129	$234,983
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of FHB	(43,589)	(55,861)	(102,670)
Deferred income tax provision (benefit)	22	16	(96)
Stock-based compensation	581	575	584
Change in assets and liabilities:
Net decrease in other assets	22	3,161	164
Net increase (decrease) in other liabilities	67	(34)	39
Net cash provided by operating activities	233,369	177,986	133,004

Cash flows from financing activities
Dividends paid	(129,907)	(132,798)	(132,646)
Stock tendered for payment of withholding taxes	(4,055)	(2,778)	(3,215)
Proceeds from employee stock purchase plan	275	245	308
Common stock repurchased	(100,000)	(40,000)	—
Stock repurchase excise tax paid in current year	(341)	—	—
Net cash used in financing activities	(234,028)	(175,331)	(135,553)
Net (decrease) increase in cash and cash equivalents	(659)	2,655	(2,549)
Cash and cash equivalents at beginning of year	18,130	15,475	18,024
Cash and cash equivalents at end of year	$17,471	$18,130	$15,475

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

First Hawaiian, Inc.

Honolulu, Hawaii

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Hawaiian, Inc. and subsidiary (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment, and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic consolidated financial statements in accordance with the instructions for the consolidated financial statements for bank holding companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

February 27, 2026

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For information relating to the directors of the Company, the section captioned “Corporate Governance and Board Matters – Director Nominees” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Biographies of Executive Officers” in the Proxy Statement is incorporated herein by reference.

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

Procedures for Stockholder Nominations

For information regarding procedures for stockholder nominations, the section captioned “Other Business – Stockholder Proposals for the 2027 Annual Meeting” in the Proxy Statement is incorporated herein by reference.

Audit Committee

For information regarding the Audit Committee and its composition and the audit committee financial experts, the section captioned “Corporate Governance and Board Matters — Board of Directors, Committees and Governance — Committees of Our Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2025.

Number of securities
	Number of securities	Weighted average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,796,057	$—	5,294,029
Equity compensation plans not approved by security holders	—	—	—
Total	1,796,057	$—	5,294,029

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

The following consolidated financial statements of First Hawaiian, Inc. and Subsidiary are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Statements of Income – For the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income – For the years ended December 31, 2025, 2024 and 2023

Consolidated Balance Sheets – As of December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows – For the years ended December 31, 2025, 2024 and 2023

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

10.30	First Hawaiian, Inc. 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 filed by First Hawaiian, Inc. on May 19, 2025 (File No. 333-287379))
10.31	Form of 2025 First Hawaiian, Inc. Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement
19.1	First Hawaiian, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Form 10-K filed by First Hawaiian, Inc. on February 28, 2025 (File No. 001-14585))
21.1	Subsidiaries of First Hawaiian, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Exhibit Number

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

Date: February 27, 2026		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2026

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