Form 10-Q
period 2026-03-31
FIRST HAWAIIAN, INC.
filed 2026-05-04
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,648,973 shares of Common Stock, par value $0.01 per share, were outstanding as of April 21, 2026.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2026	2025
Interest income
Loans and lease financing	$186,389	$192,102
Available-for-sale investment securities	14,884	13,150
Held-to-maturity investment securities	15,063	16,647
Other	13,362	13,251
Total interest income	229,698	235,150
Interest expense
Deposits	62,064	71,709
Short-term borrowings	—	2,599
Other	104	316
Total interest expense	62,168	74,624
Net interest income	167,530	160,526
Provision for credit losses	5,000	10,500
Net interest income after provision for credit losses	162,530	150,026
Noninterest income
Service charges on deposit accounts	8,156	7,535
Credit and debit card fees	15,083	14,474
Other service charges and fees	13,784	12,167
Trust and investment services income	9,146	9,370
Bank-owned life insurance	4,091	4,371
Investment securities gains, net	—	37
Other	2,559	2,523
Total noninterest income	52,819	50,477
Noninterest expense
Salaries and employee benefits	64,090	60,104
Contracted services and professional fees	13,964	14,839
Occupancy	7,816	8,100
Equipment	14,781	13,871
Regulatory assessment and fees	3,248	3,823
Advertising and marketing	2,252	2,179
Card rewards program	8,404	7,919
Other	13,330	12,725
Total noninterest expense	127,885	123,560
Income before provision for income taxes	87,464	76,943
Provision for income taxes	19,680	17,695
Net income	$67,784	$59,248
Basic earnings per share	$0.55	$0.47
Diluted earnings per share	$0.55	$0.47
Basic weighted-average outstanding shares	122,457,604	126,281,802
Diluted weighted-average outstanding shares	123,345,708	127,166,932

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Net income	$67,784	$59,248
Other comprehensive (loss) income, net of tax:
Net change in investment securities	(4,686)	30,052
Net change in cash flow derivative hedges	79	173
Other comprehensive (loss) income	(4,607)	30,225
Total comprehensive income	$63,177	$89,473

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except share amount)	2026	2025
Assets
Cash and due from banks	$225,727	$228,734
Interest-bearing deposits in other banks	1,493,421	1,249,018
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,270,792 as of March 31, 2026 and $2,246,716 as of December 31, 2025)	2,080,004	2,076,233
Held-to-maturity, at amortized cost (fair value: $3,074,133 as of March 31, 2026 and $3,188,775 as of December 31, 2025)	3,480,022	3,533,082
Loans held for sale	—	1,370
Loans and leases	14,440,835	14,312,529
Less: allowance for credit losses	169,318	168,468
Net loans and leases	14,271,517	14,144,061

Premises and equipment, net	302,807	303,496
Accrued interest receivable	77,286	77,641
Bank-owned life insurance	514,069	513,182
Goodwill	995,492	995,492
Mortgage servicing rights	4,470	4,638
Other assets	819,733	828,305
Total assets	$24,264,548	$23,955,252
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$14,257,290	$13,968,376
Noninterest-bearing	6,520,063	6,547,292
Total deposits	20,777,353	20,515,668
Retirement benefits payable	98,220	99,052
Other liabilities	621,215	571,167
Total liabilities	21,496,788	21,185,887

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,627,813 / 121,648,973 as of March 31, 2026; issued/outstanding: 142,184,584 / 122,689,256 as of December 31, 2025)	1,426	1,422
Additional paid-in capital	2,580,501	2,576,540
Retained earnings	1,114,759	1,078,885
Accumulated other comprehensive loss, net	(372,747)	(368,140)
Treasury stock (20,978,840 shares as of March 31, 2026 and 19,495,328 shares as of December 31, 2025)	(556,179)	(519,342)
Total stockholders' equity	2,767,760	2,769,365
Total liabilities and stockholders' equity	$24,264,548	$23,955,252

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2025	122,689,256	$1,422	$2,576,540	$1,078,885	$(368,140)	$(519,342)	$2,769,365
Net income	—	—	—	67,784	—	—	67,784
Cash dividends declared ($0.26 per share)	—	—	—	(31,900)	—	—	(31,900)
Equity-based awards	267,455	4	3,961	(10)	—	(4,588)	(633)
Common stock repurchased	(1,307,738)	—	—	—	—	(32,000)	(32,000)
Stock repurchase excise tax	—	—	—	—	—	(249)	(249)
Other comprehensive loss, net of tax	—	—	—	—	(4,607)	—	(4,607)
Balance as of March 31, 2026	121,648,973	$1,426	$2,580,501	$1,114,759	$(372,747)	$(556,179)	$2,767,760

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2024	126,422,898	$1,417	$2,560,380	$934,048	$(463,994)	$(414,365)	$2,617,486
Net income	—	—	—	59,248	—	—	59,248
Cash dividends declared ($0.26 per share)	—	—	—	(32,868)	—	—	(32,868)
Equity-based awards	244,045	4	4,028	(91)	—	(3,997)	(56)
Common stock repurchased	(974,345)	—	—	—	—	(25,000)	(25,000)
Stock repurchase excise tax	—	—	—	—	—	(183)	(183)
Other comprehensive income, net of tax	—	—	—	—	30,225	—	30,225
Balance as of March 31, 2025	125,692,598	$1,421	$2,564,408	$960,337	$(433,769)	$(443,545)	$2,648,852

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$67,784	$59,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,000	10,500
Depreciation, amortization and accretion, net	8,369	8,405
Deferred income tax provision	11,216	6,359
Stock-based compensation	3,965	4,032
Other (gains) losses	(33)	23
Originations of loans held for sale	(6,426)	(4,048)
Proceeds from sales of loans held for sale	7,783	2,438
Net gains on investment securities	—	(37)
Premiums paid on cash flow hedges	(2,161)	—
Amortization of premiums on cash flow hedges	342	—
Change in assets and liabilities:
Net increase in other assets	(8,928)	(18,704)
Net increase (decrease) in other liabilities	72,804	(31,499)
Net cash provided by operating activities	159,715	36,717
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	74,473	62,537
Proceeds from calls and sales	11,300	36,835
Purchases	(109,510)	—
Held-to-maturity securities:
Proceeds from maturities and principal repayments	63,801	70,468
Proceeds from calls	1,280	3,375
Other investments:
Proceeds from sales	2,507	415
Purchases	(23,373)	(7,117)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(119,693)	120,825
Purchases of loans	(9,973)	(3,995)
Proceeds from bank-owned life insurance	3,245	694
Purchases of bank-owned life insurance	(40)	—
Purchases of premises, equipment and software	(4,296)	(8,100)
Other	(54)	—
Net cash (used in) provided by investing activities	(110,333)	275,937
Cash flows from financing activities
Net increase (decrease) in deposits	261,685	(106,400)
Dividends paid	(33,083)	(32,868)
Stock tendered for payment of withholding taxes	(4,588)	(3,997)
Common stock repurchased	(32,000)	(25,000)
Net cash provided by (used in) financing activities	192,014	(168,265)
Net increase in cash and cash equivalents	241,396	144,389
Cash and cash equivalents at beginning of period	1,477,752	1,170,190
Cash and cash equivalents at end of period	$1,719,148	$1,314,579
Supplemental disclosures
Interest paid	$66,168	$82,175
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	—	1,132
Obligation to fund low-income housing partnerships	—	41,121
Stock repurchase excise tax settled in subsequent period	249	183

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

The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) have been issued by the Financial Accounting Standards Board (“FASB”) and are applicable to the Company in future reporting periods.

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

2. Investment Securities

As of March 31, 2026 and December 31, 2025, investment securities consisted predominantly of the following investment categories:

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

As of March 31, 2026 and December 31, 2025, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
Residential - Government agency	$26,878	$365	$(1,207)	$26,036	$30,948	$498	$(1,079)	$30,367
Residential - Government-sponsored enterprises	899,849	671	(66,876)	833,644	933,206	3,115	(58,106)	878,215
Commercial - Government agency	233,600	—	(47,614)	185,986	237,192	—	(46,015)	191,177
Commercial - Government-sponsored enterprises	41,690	—	(1,019)	40,671	42,798	—	(1,199)	41,599
Commercial - Non-agency	232,722	379	(121)	232,980	128,464	589	(39)	129,014
Collateralized mortgage obligations:
Government agency	446,893	331	(40,366)	406,858	461,160	1,756	(36,640)	426,276
Government-sponsored enterprises	327,806	296	(35,662)	292,440	336,451	847	(34,302)	302,996
Collateralized loan obligations	61,354	35	—	61,389	76,497	92	—	76,589
Total available-for-sale securities	$2,270,792	$2,077	$(192,865)	$2,080,004	$2,246,716	$6,897	$(177,380)	$2,076,233

Government agency debt securities	$46,001	$—	$(3,757)	$42,244	$46,182	$—	$(3,235)	$42,947
Mortgage-backed securities:
Residential - Government agency	36,471	—	(4,864)	31,607	37,081	—	(4,462)	32,619
Residential - Government-sponsored enterprises	85,343	—	(12,152)	73,191	86,681	—	(10,661)	76,020
Commercial - Government agency	30,173	—	(7,770)	22,403	30,796	—	(7,537)	23,259
Commercial - Government-sponsored enterprises	1,082,275	—	(117,027)	965,248	1,088,838	227	(95,314)	993,751
Collateralized mortgage obligations:
Government agency	807,986	—	(100,230)	707,756	823,423	—	(84,609)	738,814
Government-sponsored enterprises	1,336,672	—	(155,059)	1,181,613	1,365,087	—	(135,145)	1,229,942
Debt securities issued by states and political subdivisions	55,101	—	(5,030)	50,071	54,994	—	(3,571)	51,423
Total held-to-maturity securities	$3,480,022	$—	$(405,889)	$3,074,133	$3,533,082	$227	$(344,534)	$3,188,775

Accrued interest receivable related to available-for-sale investment securities was $5.1 million and $5.5 million as of March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.4 million and $6.1 million as March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls of investment securities were $12.6 million and $40.2 million for the three months ended March 31, 2026 and 2025, respectively. There were no sales of investment securities for both the three months ended March 31, 2026 and 2025.

Interest income from taxable investment securities was $26.8 million and $26.7 million, respectively, for the three months ended March 31, 2026 and 2025. Interest income from non-taxable investment securities was $3.1 million for both the three months ended March 31, 2026 and 2025.

The amortized cost and fair value of debt securities issued by government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of March 31, 2026, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	March 31, 2026
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	75,117	75,492
Due after five years through ten years	61,050	61,085
Due after ten years	157,909	157,792
	294,076	294,369

Mortgage-backed securities:
Residential - Government agency	26,878	26,036
Residential - Government-sponsored enterprises	899,849	833,644
Commercial - Government agency	233,600	185,986
Commercial - Government-sponsored enterprises	41,690	40,671
Total mortgage-backed securities	1,202,017	1,086,337
Collateralized mortgage obligations:
Government agency	446,893	406,858
Government-sponsored enterprises	327,806	292,440
Total collateralized mortgage obligations	774,699	699,298
Total available-for-sale securities	$2,270,792	$2,080,004

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	62,230	57,687
Due after ten years	38,872	34,628
	101,102	92,315

Mortgage-backed securities:
Residential - Government agency	36,471	31,607
Residential - Government-sponsored enterprises	85,343	73,191
Commercial - Government agency	30,173	22,403
Commercial - Government-sponsored enterprises	1,082,275	965,248
Total mortgage-backed securities	1,234,262	1,092,449
Collateralized mortgage obligations:
Government agency	807,986	707,756
Government-sponsored enterprises	1,336,672	1,181,613
Total collateralized mortgage obligations	2,144,658	1,889,369
Total held-to-maturity securities	$3,480,022	$3,074,133

At March 31, 2026, pledged securities totaled $4.5 billion, of which $2.3 billion was pledged to secure borrowing capacity, $2.1 billion was pledged to secure public deposits and $38.5 million was pledged to secure other financial transactions. At December 31, 2025, pledged securities totaled $4.2 billion, of which $2.4 billion was pledged to secure borrowing capacity, $1.8 billion was pledged to secure public deposits and $52.6 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of March 31, 2026 and December 31, 2025.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 154 and 137 individual securities in each category have been in a continuous loss position as of March 31, 2026 and December 31, 2025, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,207)	$7,968	$(1,207)	$7,968
Residential - Government-sponsored enterprises	(3,867)	199,973	(63,009)	516,484	(66,876)	716,457
Commercial - Government agency	—	—	(47,614)	185,986	(47,614)	185,986
Commercial - Government-sponsored enterprises	—	—	(1,019)	40,671	(1,019)	40,671
Commercial - Non-agency	(121)	43,588	—	—	(121)	43,588
Collateralized mortgage obligations:
Government agency	(491)	84,154	(39,875)	274,801	(40,366)	358,955
Government-sponsored enterprises	(693)	38,649	(34,969)	224,188	(35,662)	262,837
Total available-for-sale securities with unrealized losses	$(5,172)	$366,364	$(187,693)	$1,250,098	$(192,865)	$1,616,462

	Time in Continuous Loss as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,079)	$8,304	$(1,079)	$8,304
Residential - Government-sponsored enterprises	(509)	70,705	(57,597)	545,262	(58,106)	615,967
Commercial - Government agency	—	—	(46,015)	191,177	(46,015)	191,177
Commercial - Government-sponsored enterprises	—	—	(1,199)	41,599	(1,199)	41,599
Commercial - Non-agency	(39)	14,475	—	—	(39)	14,475
Collateralized mortgage obligations:
Government agency	—	—	(36,640)	287,275	(36,640)	287,275
Government-sponsored enterprises	(183)	18,296	(34,119)	232,210	(34,302)	250,506
Total available-for-sale securities with unrealized losses	$(731)	$103,476	$(176,649)	$1,305,827	$(177,380)	$1,409,303

At March 31, 2026 and December 31, 2025, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of March 31, 2026 and December 31, 2025, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of March 31, 2026 and December 31, 2025, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three months ended March 31, 2026 and for the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 7% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. For investment securities issued by the U.S. government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations, debt securities issued by local state and political subdivisions and non-agency commercial mortgage-backed securities, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of March 31, 2026 or December 31, 2025.

3. Loans and Leases

As of March 31, 2026 and December 31, 2025, loans and leases were comprised of the following:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commercial and industrial	$2,241,882	$2,171,333
Commercial real estate	4,715,741	4,590,326
Construction	769,302	808,275
Residential:
Residential mortgage	4,063,933	4,096,300
Home equity line	1,176,228	1,178,527
Total residential	5,240,161	5,274,827
Consumer	1,030,002	1,025,838
Lease financing	443,747	441,930
Total loans and leases	$14,440,835	$14,312,529

Outstanding loan balances are reported net of deferred loan costs and fees of $55.0 million and $53.9 million at March 31, 2026 and December 31, 2025, respectively.

Accrued interest receivable related to loans and leases was $65.7 million and $65.9 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of March 31, 2026, residential real estate loans and commercial real estate loans totaling $5.2 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.9 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $8.3 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

The Company’s methodology is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three months ended March 31, 2026.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,833	$38,757	$7,605	$2,778	$36,384	$15,192	$46,919	$168,468
Charge-offs	(2,625)	—	—	—	—	—	(4,844)	(7,469)
Recoveries	266	—	—	3	13	39	2,248	2,569
Provision (benefit)	5,416	(792)	(365)	(49)	1,007	(503)	1,036	5,750
Balance at end of period	$23,890	$37,965	$7,240	$2,732	$37,404	$14,728	$45,359	$169,318

	Three Months Ended March 31, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(1,459)	—	—	—	—	(14)	(5,025)	(6,498)
Recoveries	403	251	—	—	20	64	1,979	2,717
Provision (benefit)	2,716	(1,505)	941	75	(4,876)	15	12,634	10,000
Balance at end of period	$17,992	$39,370	$9,511	$2,344	$34,374	$10,270	$52,751	$166,612

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,859	$1,220	$9,772	$—	$44	$16,771	$31	$35,697
Provision (benefit)	(560)	(100)	250	—	(7)	(340)	7	(750)
Balance at end of period	$7,299	$1,120	$10,022	$—	$37	$16,431	$38	$34,947

	Three Months Ended March 31, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision (benefit)	714	132	(239)	—	84	(212)	21	500
Balance at end of period	$8,826	$1,135	$7,579	$—	$87	$15,681	$39	$33,347

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of March 31, 2026 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$39,118	$287,976	$121,084	$59,643	$88,428	$360,068	$1,084,181	$29,066	$2,069,564
Special Mention	460	3,650	2,733	1,690	2,286	1,120	1,404	—	13,343
Substandard	—	717	—	405	7,603	19,234	32,253	—	60,212
Other (1)	14,670	15,797	8,089	4,154	3,116	1,754	51,183	—	98,763
Total Commercial and Industrial	54,248	308,140	131,906	65,892	101,433	382,176	1,169,021	29,066	2,241,882
Current period gross charge-offs	—	—	46	—	10	708	1,861	—	2,625

Commercial Real Estate
Risk rating:
Pass	245,499	732,845	290,053	415,324	728,453	1,987,673	98,893	6,790	4,505,530
Special Mention	—	—	678	1,659	50,911	72,086	3,035	—	128,369
Substandard	224	—	5,514	737	57,133	16,863	1,251	—	81,722
Other (1)	—	—	—	—	—	120	—	—	120
Total Commercial Real Estate	245,723	732,845	296,245	417,720	836,497	2,076,742	103,179	6,790	4,715,741
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	8,033	101,880	256,657	79,748	193,998	37,280	37,491	—	715,087
Special Mention	—	—	—	—	27,979	—	—	—	27,979
Substandard	—	—	—	—	—	904	—	—	904
Other (1)	1,634	8,395	5,881	4,878	2,098	1,764	682	—	25,332
Total Construction	9,667	110,275	262,538	84,626	224,075	39,948	38,173	—	769,302
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	68,176	65,980	80,294	87,568	38,834	97,878	—	—	438,730
Special Mention	—	—	—	355	37	—	—	—	392
Substandard	—	—	4,072	368	185	—	—	—	4,625
Total Lease Financing	68,176	65,980	84,366	88,291	39,056	97,878	—	—	443,747
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$377,814	$1,217,240	$775,055	$656,529	$1,201,061	$2,596,744	$1,310,373	$35,856	$8,170,672
Current period gross charge-offs	$—	$—	$46	$—	$10	$708	$1,861	$—	$2,625

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$55,081	$194,338	$141,798	$177,437	$445,925	$2,310,043	$—	$—	$3,324,622
680 - 739	5,446	21,151	18,967	25,654	55,761	260,895	—	—	387,874
620 - 679	158	6,936	2,095	5,513	24,724	74,911	—	—	114,337
550 - 619	—	—	713	1,186	3,099	19,617	—	—	24,615
Less than 550	—	—	1,960	885	2,980	13,897	—	—	19,722
No Score (3)	—	8,064	5,077	5,352	15,747	51,351	—	—	85,591
Other (2)	2,541	20,241	7,176	11,124	13,352	44,311	8,427	—	107,172
Total Residential Mortgage	63,226	250,730	177,786	227,151	561,588	2,775,025	8,427	—	4,063,933
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	927,710	353	928,063
680 - 739	—	—	—	—	—	—	179,282	1,553	180,835
620 - 679	—	—	—	—	—	—	42,052	407	42,459
550 - 619	—	—	—	—	—	—	13,280	821	14,101
Less than 550	—	—	—	—	—	—	9,946	71	10,017
No Score (3)	—	—	—	—	—	—	753	—	753
Total Home Equity Line	—	—	—	—	—	—	1,173,023	3,205	1,176,228
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Residential Lending	$63,226	$250,730	$177,786	$227,151	$561,588	$2,775,025	$1,181,450	$3,205	$5,240,161
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Lending
FICO:
740 and greater	33,204	101,067	58,946	38,378	41,556	17,925	95,475	91	386,642
680 - 739	24,220	80,977	43,398	24,700	20,837	10,393	86,290	534	291,349
620 - 679	15,474	45,858	17,506	9,762	10,820	6,119	51,631	824	157,994
550 - 619	1,090	12,576	8,565	5,877	6,434	4,201	17,550	906	57,199
Less than 550	203	4,779	4,993	3,216	3,499	2,786	6,156	528	26,160
No Score (3)	2,494	940	4	31	—	6	35,918	158	39,551
Other (2)	—	4,503	—	—	—	1,498	65,106	—	71,107
Total Consumer Lending	$76,685	$250,700	$133,412	$81,964	$83,146	$42,928	$358,126	$3,041	$1,030,002
Current period gross charge-offs	$—	$680	$778	$582	$370	$593	$1,645	$196	$4,844

Total Loans and Leases	$517,725	$1,718,670	$1,086,253	$965,644	$1,845,795	$5,414,697	$2,849,949	$42,102	$14,440,835
Current period gross charge-offs	$—	$680	$824	$582	$380	$1,301	$3,506	$196	$7,469
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of March 31, 2026, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of March 31, 2026, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of December 31, 2025 was as follows:

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

There were no loans and leases graded as Doubtful or Loss as of both March 31, 2026 and December 31, 2025.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of March 31, 2026 and December 31, 2025, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	March 31, 2026
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$5,792	$116	$4,707	$10,615	$2,231,267	$2,241,882	$715
Commercial real estate	313	926	628	1,867	4,713,874	4,715,741	—
Construction	1,863	723	1,065	3,651	765,651	769,302	—
Lease financing	—	—	691	691	443,056	443,747	—
Residential mortgage	9,064	6,901	8,628	24,593	4,039,340	4,063,933	9
Home equity line	5,631	1,119	5,638	12,388	1,163,840	1,176,228	—
Consumer	13,533	3,096	3,619	20,248	1,009,754	1,030,002	3,620
Total	$36,196	$12,881	$24,976	$74,053	$14,366,782	$14,440,835	$4,344

	December 31, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$3,009	$7,756	$685	$11,450	$2,159,883	$2,171,333	$318
Commercial real estate	798	18	436	1,252	4,589,074	4,590,326	—
Construction	2,420	—	1,065	3,485	804,790	808,275	—
Lease financing	135	30	570	735	441,195	441,930	—
Residential mortgage	18,387	6,522	8,133	33,042	4,063,258	4,096,300	55
Home equity line	5,928	1,642	4,878	12,448	1,166,079	1,178,527	—
Consumer	13,935	3,995	2,984	20,914	1,004,924	1,025,838	2,984
Total	$44,612	$19,963	$18,751	$83,326	$14,229,203	$14,312,529	$3,357

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

The amortized cost basis of loans and leases on nonaccrual status as of March 31, 2026 and December 31, 2025 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$969	$4,960
Commercial real estate	2,324	2,952
Construction	1,627	1,788
Lease financing	—	691
Residential mortgage	8,170	17,665
Home equity line	1,685	11,624
Total Nonaccrual Loans and Leases	$14,775	$39,680

	December 31, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$8,805
Commercial real estate	2,397	3,007
Construction	1,627	1,788
Lease financing	—	734
Residential mortgage	5,703	16,423
Home equity line	856	10,271
Total Nonaccrual Loans and Leases	$10,583	$41,028

For the three months ended March 31, 2026, the Company recognized interest income of $0.1 million on nonaccrual loans and leases and for the three months ended March 31, 2025, the Company recognized interest income of $0.4 million on nonaccrual loans and leases. Furthermore, for both the three months ended March 31, 2026 and 2025, the amount of accrued interest receivables written off by reversing interest income was $0.3 million.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2026 and December 31, 2025, the amortized cost basis of collateral-dependent loans were $41.5 million and $37.7 million, respectively. As of March 31, 2026, these loans were primarily collateralized by residential real estate property, commercial real estate property and borrower assets. Of the $41.5 million collateral-dependent loans as of March 31, 2026, $20.9 million were secured by collateral whose fair values were below the amortized cost basis of the loan, and the fair value of collateral on the remaining collateral-dependent loans were significantly in excess of their amortized cost basis. As of December 31, 2025, these loans were primarily collateralized by residential real estate property, commercial real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of March 31, 2026 and 2025, related to loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025, respectively:

	Interest Rate Reduction
	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025

	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$372	0.04%		$589	0.06%
Total	$372	n/m	%	$589	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025

	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$171	n/m	%	$10,584	0.47%
Commercial real estate	—	—		1,347	0.03
Residential mortgage	267	n/m		—	—
Consumer	71	n/m		83	n/m
Total	$509	n/m	%	$12,014	0.08%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025

	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%	$1,007	0.02%
Total	$—	—%	$1,007	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Consumer	Reduced weighted-average contractual interest rate by 15.49%.	Reduced weighted-average contractual interest rate by 13.20%.

Term Extension
Financial Effect
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Commercial and industrial	Added a weighted-average 4.9 years to the life of loans.	Added a weighted-average 0.4 years to the life of loans.
Commercial real estate	—	Added a weighted-average 0.3 years to the life of loans.
Residential mortgage	Added a weighted-average 2.0 years to the life of loans.	—
Consumer	Added a weighted-average 5.0 years to the life of loans.	Added a weighted-average 4.4 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Commercial real estate	—	Deferred a weighted-average of $209 thousand in loan payments.

The following table presents, by class of financing receivable and type of modification granted, the amortized cost basis, as of March 31, 2026 and 2025, of loans that had a payment default during the three months ended March 31, 2026 and 2025, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(dollars in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction	Term Extension
Commercial and industrial	$—	$519	$—	$73
Residential mortgage	—	267	—	312
Consumer	219	—	410	21
Total	$219	$786	$410	$406
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of March 31, 2026 and 2025, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	March 31, 2026
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$495	$—	$25	$520	$580	$1,100
Construction	—	—	904	904	—	904
Residential mortgage	267	—	—	267	2,847	3,114
Consumer	98	58	56	212	1,321	1,533
Total	$860	$58	$985	$1,903	$4,748	$6,651

	March 31, 2025
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$10,813	$10,813
Commercial real estate	—	—	—	—	3,497	3,497
Residential mortgage	—	—	—	—	2,352	2,352
Consumer	155	41	98	294	1,359	1,653
Total	$155	$41	$98	$294	$18,021	$18,315

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.8 billion and $6.9 billion as of March 31, 2026 and December 31, 2025, respectively. Of the $6.8 billion at March 31, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the three months ended March 31, 2026. Of the $6.9 billion at December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2025.

Foreclosed Property

As of both March 31, 2026 and December 31, 2025, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2025, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $0.1 million was transferred into new policies during the three months ended March 31, 2025. No gain or loss was recognized as part of this exchange. There were no policies exchanged during the three months ended March 31, 2026.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which were $1.1 billion as of both March 31, 2026 and December 31, 2025. Servicing fees include contractually specified fees, late charges and ancillary fees and was $0.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

Amortization of mortgage servicing rights (“MSRs”) were $0.2 million for both three months ended March 31, 2026 and 2025. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$630
One to two years	556
Two to three years	493
Three to four years	437
Four to five years	387

The details of the Company’s MSRs are presented below:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Gross carrying amount	$70,142	$70,096
Less: accumulated amortization	65,672	65,458
Net carrying value	$4,470	$4,638

The following table presents changes in amortized MSRs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$4,638	$5,078
Originations	46	50
Amortization	(214)	(202)
Balance at end of period	$4,470	$4,926
Fair value of amortized MSRs at beginning of period	$12,364	$13,404
Fair value of amortized MSRs at end of period	$12,016	$13,357

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three months ended March 31, 2026 and 2025.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.33%	-	7.13%	6.90%	6.31%	-	7.00%	6.83%
Life in years (of the MSR)	6.12	-	7.05	6.88	6.18	-	7.09	6.93
Weighted-average coupon rate	3.77%	-	4.10%	3.84%	3.77%	-	4.10%	3.84%
Discount rate	10.37%	-	10.45%	10.40%	10.37%	-	10.45%	10.40%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $293.4 million and $302.3 million in affordable housing and other tax credit investment partnership interests as of March 31, 2026 and December 31, 2025, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $8.9 million and $7.6 million during the three months ended March 31, 2026 and 2025, respectively. The affordable housing tax credits and other benefits recognized were $12.0 million and $9.6 million during the three months ended March 31, 2026 and 2025, respectively, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $133.8 million and $153.3 million as of March 31, 2026 and December 31, 2025, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits, borrowing arrangements and other transactions as of March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Public deposits	$2,079,528	$1,791,182
Federal Home Loan Bank	5,160,631	4,891,682
Federal Reserve Bank	3,938,897	3,970,029
Total	$11,179,056	$10,652,893

As of March 31, 2026 and December 31, 2025, the borrowing capacity with the FHLB was $3.5 billion and $3.3 billion, respectively. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, the Company had an undrawn line of credit of $3.3 billion, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both March 31, 2026 and December 31, 2025.

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of March 31, 2026 and December 31, 2025. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of March 31, 2026 and December 31, 2025, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
U.S.:
Interest-bearing	$12,755,217	$12,502,417
Noninterest-bearing	5,715,258	5,794,973
Foreign:
Interest-bearing	1,502,073	1,465,959
Noninterest-bearing	804,805	752,319
Total deposits	$20,777,353	$20,515,668

The following table presents the maturity distribution of time certificates of deposit as of March 31, 2026:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$683,932	$632,255	$1,316,187
Over three through six months	808,110	560,723	1,368,833
Over six through twelve months	368,712	256,876	625,588
One to two years	19,987	6,542	26,529
Two to three years	15,870	957	16,827
Three to four years	8,693	6,567	15,260
Four to five years	8,780	1,417	10,197
Thereafter	178	1,025	1,203
Total	$1,914,262	$1,466,362	$3,380,624

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.5 billion as of both March 31, 2026 and December 31, 2025. Overdrawn deposit accounts are classified as loans and totaled $10.9 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively.

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) is defined as the revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net income. The Company’s significant items of accumulated other comprehensive income (loss) are pension and other benefits, net unrealized gains or losses on investment securities and net unrealized gains or losses on cash flow derivative hedges. The Company utilizes a security-by-security approach to releasing income tax effects from accumulated other comprehensive loss.

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2025	$(502,104)	$133,964	$(368,140)
Three months ended March 31, 2026
Investment securities:
Unrealized net losses arising during the period	(20,305)	5,417	(14,888)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	13,914	(3,712)	10,202
Net change in investment securities	(6,391)	1,705	(4,686)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(45)	12	(33)
Amounts excluded from the assessment of hedge effectiveness	154	(42)	112
Net change in cash flow derivative hedges	109	(30)	79
Other comprehensive loss	(6,282)	1,675	(4,607)
Accumulated other comprehensive loss at March 31, 2026	$(508,386)	$135,639	$(372,747)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Three months ended March 31, 2025
Investment securities:
Unrealized net gains arising during the period	31,363	(8,365)	22,998
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	9,657	(2,576)	7,081
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	40,983	(10,931)	30,052
Cash flow derivative hedges:
Unrealized net gains arising during the period	236	(63)	173
Net change in cash flow derivative hedges	236	(63)	173
Other comprehensive income	41,219	(10,994)	30,225
Accumulated other comprehensive loss at March 31, 2025	$(591,574)	$157,805	$(433,769)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended March 31, 2026
Balance at beginning of period	$(4,290)	$(125,007)	$(238,300)	$(543)	$(368,140)
Other comprehensive (loss) income	—	(14,888)	10,202	79	(4,607)
Balance at end of period	$(4,290)	$(139,895)	$(228,098)	$(464)	$(372,747)

Three Months Ended March 31, 2025
Balance at beginning of period	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive income	—	22,971	7,081	173	30,225
Balance at end of period	$(1,879)	$(170,558)	$(261,420)	$88	$(433,769)

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

The table below sets forth those ratios at March 31, 2026 and December 31, 2025:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
March 31, 2026:
Common equity tier 1 capital to risk-weighted assets	$2,140,581	13.12%	$2,131,966	13.07%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,140,581	13.12%	2,131,966	13.07%	6.00%	8.00%
Total capital to risk-weighted assets	2,344,459	14.37%	2,335,873	14.32%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,140,581	9.21%	2,131,966	9.17%	4.00%	5.00%

December 31, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,142,013	13.17%	$2,129,855	13.10%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,142,013	13.17%	2,129,855	13.10%	6.00%	8.00%
Total capital to risk-weighted assets	2,345,269	14.42%	2,333,149	14.35%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,142,013	9.27%	2,129,855	9.22%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of March 31, 2026, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since March 31, 2026, to change the capital adequacy category of the Company or the Bank.

In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock during 2026. Under this plan, the Company repurchased 1,307,738 shares at a total cost of $32.0 million during the three months ended March 31, 2026. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In April 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on May 29, 2026 to shareholders of record at the close of business on May 18, 2026.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$59,063	$6,958	$—	$60,000	$7,470	$—
Interest rate collars	100,000	14	—	100,000	59	—
Interest rate floors	600,000	3,638	—	300,000	1,665	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,821,533	5,103	(5,103)	3,018,578	12,328	(12,328)
Visa derivative	66,118	—	(2,300)	69,748	—	(2,300)
Foreign exchange contracts	470	—	—	807	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate derivatives noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of both March 31, 2026 and December 31, 2025, the amount of initial margin cash collateral posted by the Company was nil. As of both March 31, 2026 and December 31, 2025, the variation margin was nil.

As of March 31, 2026, the Company pledged nil in cash and received $16.7 million in cash as collateral for interest rate derivatives. As of December 31, 2025, the Company pledged nil in cash and received $10.5 million in cash as collateral for interest rate derivatives. As of March 31, 2026 and December 31, 2025, the cash collateral includes the excess initial margin for interest rate derivatives cleared through clearinghouses and cash collateral for interest rate derivatives with financial institution counterparties.

As of March 31, 2026 and December 31, 2025, the Company received $26.1 million and $22.5 million, respectively, in securities collateral for interest rate derivatives, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At March 31, 2026 and December 31, 2025, the Company carried one interest rate swap with a notional amount of $59.1 million and $60.0 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of March 31, 2026 and December 31, 2025, the interest rate swap had a positive fair value of $7.0 million and $7.5 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three months ended March 31, 2026 and 2025:

	Gains (losses) recognized in	Three Months Ended
	the consolidated statements	March 31,
(dollars in thousands)	of income line item	2026	2025
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$(512)	$64
Recognized on hedged item	Loans and lease financing	514	(63)

As of March 31, 2026 and December 31, 2025, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$52,068	$52,491	$(6,995)	$(7,509)

Cash Flow Hedges

The Company utilized interest rate collars to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the collars (Secured Overnight Financing Rate, or “SOFR”) corresponds to the floating-rate nature of the interest receipts being hedged (based on SOFR). Interest rate collars involve the payments of variable-rate amounts if the collar index exceeds the cap strike rate on the contract and receipts of variable-rate amounts if the collar index falls below the floor strike rate on the contract. No payments are required if the collar index falls between the cap and floor rates. By hedging with interest rate collars, the Company mitigates the adverse impact on interest income associated with possible future decreases in interest rates.

As of March 31, 2026 and December 31, 2025, the Company carried one interest rate collar with a notional amount of $100.0 million. As of March 31, 2026, the interest rate collar had a positive fair value of nil. As of December 31, 2025, the interest rate collar had a positive fair value of $0.1 million. The collar matures in 2027. The interest rate collar had a floor strike rate of 2.00% and a cap strike rate of 5.64%.

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

As of December 31, 2025, the Company carried three interest rate floors with notional amounts totaling $300.0 million and a positive fair value of $1.7 million. These interest rate floors were executed between April and September 2025 and will mature in 2028. The Company paid premiums totaling $2.9 million. These interest rate floors have floor strike rates ranging from 2.95% to 3.00%.

During the three months ended March 31, 2026, the Company executed three additional interest rate floors with notional amounts totaling $300.0 million and paid premiums totaling $2.2 million. These interest rate floors have a floor strike rate of 3.00% and will mature in 2029. As such, as of March 31, 2026, the Company carried six interest rate floors with notional amounts totaling $600.0 million and a positive fair value of $3.6 million.

The interest rate collars and floors are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate collars and floors is reported as a component of other comprehensive income (“OCI”) and reclassified out of accumulated other comprehensive income (“AOCI”) into earnings in the same period that the hedged transaction affects earnings.

The assessment of hedge effectiveness excludes the initial time value of the interest rate floors at inception and on an ongoing basis. This initial time value is recognized as an adjustment to OCI, with an offset to interest income, over the life of the floors through an amortization approach.

The following table summarizes the effect of cash flow hedging relationships for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Pretax net gains (losses) recognized in OCI - included component	$(45)	$236
Pretax net gains (losses) recognized in OCI - excluded component	(188)	—
Total pretax net gains (losses) recognized in OCI on cash flow derivative hedges	$(233)	$236

Pretax net losses (gains) reclassified from AOCI into income - included component(1)	$—	$—
Pretax net losses (gains) reclassified from AOCI into income - excluded component(1)	342	—
Total pretax net losses (gains) reclassified from AOCI into income(1)	$342	$—

(1) Losses (gains) are reclassified from AOCI into interest income from loans and lease financing.

The estimated net amount to be reclassified within the next 12 months out of AOCI into earnings is $1.7 million as a decrease to interest income from loans and lease financing. As of March 31, 2026, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Net losses recognized	Three Months Ended
	in the consolidated statements	March 31,
(dollars in thousands)	of income line item	2026	2025
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$(11)
Visa derivative	Other noninterest income	(971)	(1,292)
Foreign exchange contracts	Other noninterest income	—	(6)

As of March 31, 2026, the Company carried multiple interest rate swaps with notional amounts totaling $2.8 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $5.1 million and a negative fair value of $5.1 million. The Company received floating rates ranging from 3.67% to 6.67% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between May 2026 and October 2043. As of December 31, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.3 million. The Company received floating rates ranging from 3.87% to 6.87% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during both the three months ended March 31, 2026 and 2025.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5075 and 4.0000, respectively. The Company took this exchange into consideration when valuing the derivative liability (“Visa derivative”) at March 31, 2026 and December 31, 2025. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both March 31, 2026 and December 31, 2025, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 15. Fair Value” for more information.

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

The Company’s interest rate derivative agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate derivative collateral daily. Collateral for customer interest rate derivative agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three months ended March 31, 2026 and 2025.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both March 31, 2026 and December 31, 2025, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of March 31, 2026 and December 31, 2025, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $50.8 million and $86.4 million at March 31, 2026 and December 31, 2025, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.3 million at both March 31, 2026 and December 31, 2025. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of March 31, 2026 have maturities ranging from April 2026 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,537,861	$6,635,946
Standby letters of credit	252,745	252,166
Commercial letters of credit	9,625	2,040

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

Disaggregation of Revenue

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has reported its selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the three months ended March 31, 2026. The Company has recast the selected financial information for the three months ended March 31, 2025 in order to conform with the current presentation. See “Note 16. Reportable Operating Segments” for more information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments and Corporate/Other, for the periods indicated:

	Three Months Ended March 31, 2026
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$130,120	$43,967	$(6,557)	$167,530

Service charges on deposit accounts	6,679	1,331	146	8,156
Credit and debit card fees	—	13,506	1,003	14,509
Other service charges and fees	10,381	621	550	11,552
Trust and investment services income	9,146	—	—	9,146
Other	337	1,808	860	3,005
Not in scope of Topic 606(1)	1,596	1,338	3,517	6,451
Total noninterest income	28,139	18,604	6,076	52,819
Total revenue	$158,259	$62,571	$(481)	$220,349
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended March 31, 2025
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$126,456	$45,938	$(11,868)	$160,526

Service charges on deposit accounts	6,364	1,064	107	7,535
Credit and debit card fees	—	12,930	974	13,904
Other service charges and fees	8,844	574	515	9,933
Trust and investment services income	9,370	—	—	9,370
Other	202	1,437	952	2,591
Not in scope of Topic 606(1)	1,871	1,750	3,523	7,144
Total noninterest income	26,651	17,755	6,071	50,477
Total revenue	$153,107	$63,693	$(5,797)	$211,003
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three months ended March 31, 2026 and 2025, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years, which are being amortized over the term of the respective contracts. As of March 31, 2026 and December 31, 2025, the Company had contract liabilities of $1.1 million and $1.3 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three months ended March 31, 2026, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million due to the passage of time. For the three months ended March 31, 2025, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2026 and December 31, 2025, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of March 31, 2026 and December 31, 2025. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

13. Earnings per Share

For the three months ended March 31, 2026 and 2025, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 258,000 and 184,000 antidilutive securities, respectively. For the three months ended March 31, 2026 and 2025, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2026	2025
Numerator:
Net income	$67,784	$59,248

Denominator:
Basic: weighted-average shares outstanding	122,457,604	126,281,802
Add: weighted-average equity-based awards	888,104	885,130
Diluted: weighted-average shares outstanding	123,345,708	127,166,932

Basic earnings per share	$0.55	$0.47
Diluted earnings per share	$0.55	$0.47

14. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2026 and 2025:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2026	2025	2026	2025
Three Months Ended March 31,
Service cost	Salaries and employee benefits	$—	$—	$203	$169
Interest cost	Other noninterest expense	1,712	1,880	224	225
Expected return on plan assets	Other noninterest expense	(831)	(876)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	278	383	(218)	(301)
Total net periodic benefit cost		$1,159	$1,387	$209	$93

Leases

The Company recognized operating lease income related to lease payments of $1.7 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company recognized $1.5 million of lease income related to variable lease payments for both the three months ended March 31, 2026 and 2025.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-2 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.5075 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both March 31, 2026 and December 31, 2025, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-2 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below:

	Fair Value Measurements as of March 31, 2026
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$26,036	$—	$26,036
Residential - Government-sponsored enterprises(1)	—	833,644	—	833,644
Commercial - Government agency	—	185,986	—	185,986
Commercial - Government-sponsored enterprises	—	40,671	—	40,671
Commercial - Non-agency	—	232,980	—	232,980
Collateralized mortgage obligations:
Government agency	—	406,858	—	406,858
Government-sponsored enterprises	—	292,440	—	292,440
Collateralized loan obligations	—	61,389	—	61,389
Total available-for-sale securities	—	2,080,004	—	2,080,004
Other assets(2)	2,007	15,713	—	17,720
Liabilities
Other liabilities(3)	—	(5,103)	(2,300)	(7,403)
Total	$2,007	$2,090,614	$(2,300)	$2,090,321

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$30,367	$—	$30,367
Residential - Government-sponsored enterprises(1)	—	878,215	—	878,215
Commercial - Government agency	—	191,177	—	191,177
Commercial - Government-sponsored enterprises	—	41,599	—	41,599
Commercial - Non-agency	—	129,014	—	129,014
Collateralized mortgage obligations:
Government agency	—	426,276	—	426,276
Government-sponsored enterprises	—	302,996	—	302,996
Collateralized loan obligations	—	76,589	—	76,589
Total available-for-sale securities	—	2,076,233	—	2,076,233
Other assets(2)	595	21,522	—	22,117
Liabilities
Other liabilities(3)	—	(12,328)	(2,300)	(14,628)
Total	$595	$2,085,427	$(2,300)	$2,083,722
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2026
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$11,868	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5075(1)	1.3787-1.5075
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 33%(3)	4% - 50%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$13,608	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5108(1)	1.3848-1.5108
			Expected Term - 6 months(2)	n/m(2)
			Growth Rate - 13%(3)	-11% - 28%
(1)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(2)	The expected term was based on a claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(3)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three months ended March 31, 2026 and 2025, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025 are summarized below:

	Visa Derivative
(dollars in thousands)	2026	2025
Three Months Ended March 31,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(971)	(1,292)
Settlements	971	1,292
Balance as of March 31,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of March 31,	$(971)	$(1,292)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	March 31, 2026
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,719,148	$225,727	$1,493,421	$—	$1,719,148
Investment securities held-to-maturity	3,480,022	—	3,074,133	—	3,074,133
Loans(1)	13,997,088	—	—	13,463,830	13,463,830

Financial liabilities:
Time deposits(2)	$3,380,624	$—	$3,365,037	$—	$3,365,037

	December 31, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,477,752	$228,734	$1,249,018	$—	$1,477,752
Investment securities held-to-maturity	3,533,082	—	3,188,775	—	3,188,775
Loans held for sale	1,370	—	1,376	—	1,376
Loans(1)	13,870,599	—	—	13,356,550	13,356,550

Financial liabilities:
Time deposits(2)	$3,370,133	$—	$3,356,533	$—	$3,356,533
(1)	Excludes financing leases of $443.7 million at March 31, 2026 and $441.9 million at December 31, 2025.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.4 billion as of March 31, 2026 and $17.1 billion as of December 31, 2025.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of March 31, 2026 and December 31, 2025, the Company had $6.8 billion and $6.9 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $48.8 million and $49.7 million at March 31, 2026 and December 31, 2025, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2026
Collateral-dependent loans	$—	$—	$11,868
December 31, 2025
Collateral-dependent loans	$—	$—	$13,608

Total expected credit losses recognized on collateral-dependent loans were $2.4 million for the three months ended March 31, 2026. The Company recognized a reduction in expected credit losses on collateral-dependent loans of $0.4 million for the three months ended March 31, 2025.

16. Reportable Operating Segments

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

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail Banking and Commercial Banking segments were reclassified among the segments and what is now Corporate/Other. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. The Company has reported its selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the three months ended March 31, 2026. The Company has recast the selected financial information for the three months ended March 31, 2025 in order to conform with the current presentation.

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

The following tables present selected business segment and Corporate/Other financial information for the periods indicated.

	Three Months Ended
	March 31, 2026

	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Interest income	$84,013	$102,426	$43,259	$229,698
Intersegment interest allocations (1)	(62,601)	(72,158)	134,759	—
Total interest income	21,412	30,268	178,018	229,698

Interest expense	(44,207)	(15,019)	(2,942)	(62,168)
Intersegment interest allocations (1)	152,915	28,718	(181,633)	—
Total interest expense	108,708	13,699	(184,575)	(62,168)
Net interest income (expense)	130,120	43,967	(6,557)	167,530

(Provision) benefit for credit losses	(2,470)	(3,280)	750	(5,000)
Net interest income (expense) after (provision) benefit for credit losses	127,650	40,687	(5,807)	162,530

Noninterest income	28,139	18,604	6,076	52,819

Salaries and employee benefits	(26,522)	(5,011)	(32,557)	(64,090)
Contracted services and professional fees	(2,671)	(4,019)	(7,274)	(13,964)
Occupancy	(7,982)	(486)	652	(7,816)
Equipment	(1,445)	(476)	(12,860)	(14,781)
Card rewards program	—	(8,404)	—	(8,404)
Other segment items (2)	(37,950)	(1,881)	21,001	(18,830)
Noninterest expense	(76,570)	(20,277)	(31,038)	(127,885)

Income (loss) before (provision) benefit for income taxes	79,219	39,014	(30,769)	87,464
(Provision) benefit for income taxes	(19,144)	(7,633)	7,097	(19,680)
Net income (loss)	$60,075	$31,381	$(23,672)	$67,784

Other Segment Disclosures:
Depreciation and amortization (3)	$1,530	$46	$4,049	$5,625
Segment earning assets(4)	7,162,606	7,281,120	7,077,744	21,521,470

	Three Months Ended
	March 31, 2025

	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Interest income	$81,052	$110,630	$43,468	$235,150
Intersegment interest allocations (1)	(60,204)	(79,935)	140,139	—
Total interest income	20,848	30,695	183,607	235,150

Interest expense	(52,253)	(16,413)	(5,958)	(74,624)
Intersegment interest allocations (1)	157,861	31,656	(189,517)	—
Total interest expense	105,608	15,243	(195,475)	(74,624)
Net interest income (expense)	126,456	45,938	(11,868)	160,526

Provision for credit losses	(4,691)	(5,309)	(500)	(10,500)
Net interest income (expense) after provision for credit losses	121,765	40,629	(12,368)	150,026

Noninterest income	26,651	17,755	6,071	50,477

Salaries and employee benefits	(24,612)	(4,791)	(30,701)	(60,104)
Contracted services and professional fees	(3,053)	(3,870)	(7,916)	(14,839)
Occupancy	(7,295)	(495)	(310)	(8,100)
Equipment	(1,395)	(449)	(12,027)	(13,871)
Card rewards program	—	(7,919)	—	(7,919)
Other segment items (2)	(36,770)	(2,247)	20,290	(18,727)
Noninterest expense	(73,125)	(19,771)	(30,664)	(123,560)

Income (loss) before (provision) benefit for income taxes	75,291	38,613	(36,961)	76,943
(Provision) benefit for income taxes	(17,860)	(7,867)	8,032	(17,695)
Net income (loss)	$57,431	$30,746	$(28,929)	$59,248

Other Segment Disclosures:
Depreciation and amortization (3)	$1,048	$68	$4,412	$5,528
Segment earning assets(4)	7,066,392	7,230,624	6,687,631	20,984,647
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits from Corporate/Other to the business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees. Amounts included in the Corporate/Other column are not related to the segments but include the effect of certain expense allocations or transfer pricing to the segments.
(3)	The amounts of depreciation and amortization disclosed by the reportable segments and Corporate/Other are included within equipment, occupancy, other segment items, and noninterest income.
(4)	Segment earning assets only apply to the Retail Banking and Commercial Banking segments. The Corporate/Other column includes earning assets not associated with a segment (such as investment securities, interest-bearing deposits and federal funds).

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business, current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the actual or perceived soundness of other financial institutions; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the development and use of AI; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including trade and other geopolitical tensions resulting from conflicts in the Middle East, the imposition of tariffs and tightening of export control regulations; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and natural disasters and other external events; the potential impact of climate change; our ability to maintain consistent growth, earnings and profitability; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock;  contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Company Overview

FHI is a bank holding company, which owns 100% of the outstanding common stock of FHB, its only direct, wholly owned subsidiary. FHB was founded in 1858 under the name Bishop & Company and was the first successful banking partnership in the Kingdom of Hawaii and the second oldest bank formed west of the Mississippi River. The Bank operates its business through two operating segments: Retail Banking and Commercial Banking. All other activities, including Treasury, are reported in Corporate/Other.

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the U.S. Securities and Exchange Commission (the “SEC”).

Hawaii Economy

Hawaii’s economy continues to remain resilient in an environment facing challenges, including from: high consumer prices and housing affordability, both of which are expected to continue with the gradual pass-through of tariffs and the ongoing conflict with Iran; a steady out-migration of its population; adverse weather events, such as the Kona Low storms, alongside rising insurance costs; and slower economic growth with a 1.7% forecasted increase in the real gross domestic product for Hawaii in 2026 as compared to a 2.2% forecasted increase for the United States overall in 2026. Recent geopolitical developments, including the conflicts in the Middle East, elevate uncertainty.

Despite these challenges, according to the State of Hawaii Department of Business, Economic Development and Tourism, the statewide seasonally adjusted unemployment rate was 2.3% at February 28, 2026, which is lower than the national seasonally adjusted unemployment rate of 4.4%.

Tourism also remains stable, with the average daily domestic passenger counts for the three months ended March 31, 2026 six percent higher than the average daily domestic passenger counts during the three months ended March 31, 2025, according to the Hawaii Tourism Authority. Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan, and the broader demand for travel of these key markets. International visitor arrivals have not yet recovered to pre-pandemic arrival levels and demand for tourism could be negatively impacted by increasing fuel prices.

The local Oahu housing market, particularly condominiums, continues to experience some softening as compared to previous years primarily due to continued high interest rates and prices. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 10.9%, while condominium sales decreased by 3.6%, in each case when comparing the three months ended March 31, 2026 with the same period in 2025. The median price of a single-family home sold on Oahu during the first three months of 2026 was $1,180,000, an increase of 2.6% compared to the same period in  2025. The median price of a condominium sold on Oahu during the first three months of 2026 was $510,000, equivalent to the median price during the same period in 2025. As of March 31, 2026, months of inventory of single-family homes and condominiums on Oahu were approximately 2.8 and 6.3 months, respectively, as compared to 3.3 and 6.2 months, respectively, as of March 31, 2025.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights		Table 1
	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2026	2025
Income Statement Data:
Interest income	$229,698	$235,150
Interest expense	62,168	74,624
Net interest income	167,530	160,526
Provision for credit losses	5,000	10,500
Net interest income after provision for credit losses	162,530	150,026
Noninterest income	52,819	50,477
Noninterest expense	127,885	123,560
Income before provision for income taxes	87,464	76,943
Provision for income taxes	19,680	17,695
Net income	$67,784	$59,248
Basic earnings per share	$0.55	$0.47
Diluted earnings per share	$0.55	$0.47
Basic weighted-average outstanding shares	122,457,604	126,281,802
Diluted weighted-average outstanding shares	123,345,708	127,166,932
Dividends declared per share	$0.26	$0.26
Dividend payout ratio	47.27%	55.32%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.19%	3.08%
Efficiency ratio	57.77%	58.22%
Return on average total assets	1.14%	1.01%
Return on average tangible assets (non-GAAP)(2)	1.19%	1.05%
Return on average total stockholders' equity	9.86%	9.09%
Return on average tangible stockholders' equity (non-GAAP)(2)	15.33%	14.59%
Noninterest expense to average assets	2.15%	2.10%

(continued)

(continued)	March 31,	December 31,
(dollars in thousands, except per share data)	2026	2025
Balance Sheet Data:
Cash and cash equivalents	$1,719,148	$1,477,752
Investment securities available-for-sale	2,080,004	2,076,233
Investment securities held-to-maturity	3,480,022	3,533,082
Loans and leases	14,440,835	14,312,529
Allowance for credit losses for loans and leases	169,318	168,468
Goodwill	995,492	995,492
Total assets	24,264,548	23,955,252
Total deposits	20,777,353	20,515,668
Total liabilities	21,496,788	21,185,887
Total stockholders' equity	2,767,760	2,769,365
Book value per share	$22.75	$22.57
Tangible book value per share (non-GAAP)(2)	$14.57	$14.46

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.27%	0.29%
Allowance for credit losses for loans and leases / total loans and leases	1.17%	1.18%
Net charge-offs / average total loans and leases(3)	0.14%	0.11%

	March 31,	December 31,
Capital Ratios:	2026	2025
Common Equity Tier 1 Capital Ratio	13.12%	13.17%
Tier 1 Capital Ratio	13.12%	13.17%
Total Capital Ratio	14.37%	14.42%
Tier 1 Leverage Ratio	9.21%	9.27%
Total stockholders' equity to total assets	11.41%	11.56%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	7.62%	7.73%
(1)	Except for the efficiency ratio, amounts are annualized for the three months ended March 31, 2026 and 2025.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the three months ended March 31, 2026.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation		Table 2
	For the Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Income Statement Data:
Net income	$67,784	$59,248

Average total stockholders' equity	$2,788,826	$2,641,978
Less: average goodwill	995,492	995,492
Average tangible stockholders' equity	$1,793,334	$1,646,486

Average total assets	$24,083,280	$23,890,459
Less: average goodwill	995,492	995,492
Average tangible assets	$23,087,788	$22,894,967

Return on average total stockholders' equity(a)	9.86%	9.09%
Return on average tangible stockholders' equity (non-GAAP)(a)	15.33%	14.59%

Return on average total assets(a)	1.14%	1.01%
Return on average tangible assets (non-GAAP)(a)	1.19%	1.05%

	As of	As of
	March 31,	December 31,
(dollars in thousands, except per share data)	2026	2025
Balance Sheet Data:
Total stockholders' equity	$2,767,760	$2,769,365
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,772,268	$1,773,873

Total assets	$24,264,548	$23,955,252
Less: goodwill	995,492	995,492
Tangible assets	$23,269,056	$22,959,760

Shares outstanding	121,648,973	122,689,256

Total stockholders' equity to total assets	11.41%	11.56%
Tangible stockholders' equity to tangible assets (non-GAAP)	7.62%	7.73%

Book value per share	$22.75	$22.57
Tangible book value per share (non-GAAP)	$14.57	$14.46
(a)	Annualized for the three months ended March 31, 2026 and 2025.

Financial Highlights

Net income was $67.8 million for the three months ended March 31, 2026, an increase of $8.5 million or 14% as compared to the same period in 2025. Basic earnings per share was $0.55 for the three months ended March 31, 2026, an increase of $0.08 or 17% as compared to the same period in 2025. Diluted earnings per share was $0.55 for the three months ended March 31, 2026, an increase of $0.08 or 17% as compared to the same period in 2025. The increase in net income was primarily due to a $7.0 million increase in net interest income, a $5.5 million decrease in the provision for credit losses (the “Provision”) and a $2.3 million increase in noninterest income. This was partially offset by a $4.3 million increase in noninterest expense and a $2.0 million increase in the provision for income taxes.

Our return on average total assets was 1.14% for the three months ended March 31, 2026, an increase of 13 basis points from the same period in 2025, and our return on average total stockholders’ equity was 9.86% for the three months ended March 31, 2026, an increase of 77 basis points for the same period in 2025. Our return on average tangible assets was 1.19% for the three months ended March 31, 2026, an increase of 14 basis points from the same period in 2025, and our return on average tangible stockholders’ equity was 15.33% for the three months ended March 31, 2026, an increase of 74 basis points from the same period in 2025. Our efficiency ratio was 57.77% for the three months ended March 31, 2026 compared to 58.22% for the same period in 2025.

Our results for the three months ended March 31, 2026 were highlighted by the following:

●	Net interest income was $167.5 million for the three months ended March 31, 2026, an increase of $7.0 million or 4% as compared to the same period in 2025. Our net interest margin was 3.19% for the three months ended March 31, 2026, an increase of 11 basis points as compared to the same period in 2025. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $5.0 million for the three months ended March 31, 2026, a decrease of $5.5 million or 52% for the same period in 2025. The decrease in the Provision was primarily due to decreases in the provision for consumer loans, constructions loans and home equity lines and the provision for unfunded commercial and industrial and commercial real estate commitments. This was partially offset by increases in the provision for residential mortgage loans, commercial and industrial loans and commercial real estate loans and the provision for unfunded construction commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $52.8 million for the three months ended March 31, 2026, an increase of $2.3 million or 5% as compared to the same period in 2025. The increase was primarily due to a $1.6 million increase in other service charges and fees, a $0.6 million increase in service charges on deposit accounts and a $0.6 million increase in credit and debit card fees, partially offset by a $0.3 million decrease in BOLI income and a $0.2 million decrease in trust and investment services income.

●	Noninterest expense was $127.9 million for the three months ended March 31, 2026, an increase of $4.3 million or 4% as compared to the same period in 2025. The increase in noninterest expense was primarily due to a $4.0 million increase in salaries and employee benefits expense, a $0.9 million increase in equipment expense, a $0.6 million increase in other noninterest expense and a $0.5 million increase in card rewards program expense, partially offset by a $0.9 million decrease in contracted services and professional fees, a $0.6 million decrease in regulatory assessment and fees and a $0.3 million decrease in occupancy expense.

For the three months ended March 31, 2026, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 13.12% as of March 31, 2026, a decrease of 5 basis points from December 31, 2025. The decrease in CET1 was primarily due to common stock repurchased and dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets, partially offset by earnings for the three months ended March 31, 2026.

●	Total loans and leases were $14.4 billion as of March 31, 2026, an increase of $128.3 million or 1% from December 31, 2025. The increase in total loans and leases was primarily due to increases in commercial real estate loans, commercial and industrial loans and consumer loans, partially offset by decreases in construction loans and residential real estate loans.

●	The ACL was $169.3 million as of March 31, 2026, an increase of $0.9 million or 1% from December 31, 2025. The ratio of our ACL to total loans and leases outstanding was 1.17% as of March 31, 2026 and 1.18% as of December 31, 2025.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.6 billion as of March 31, 2026, a decrease of $49.3 million or 1% from December 31, 2025. The lower balances in investment securities were driven by payments and maturities during the three months ended March 31, 2026, which were placed into cash.

●	Total deposits were $20.8 billion as of March 31, 2026, an increase of a $261.7 million or 1% from December 31, 2025. The increase in total deposits was primarily due to a $257.3 million increase in savings deposit balances, a $21.1 million increase in money market deposit balances and a $10.5 million increase in time deposit balances, partially offset by a $27.2 million decrease in demand deposit balances.

●

Total stockholders’ equity was $2.8 billion as of March 31, 2026 and December 31, 2025. Earnings of $67.8 million for the period were offset by repurchases of common stock of $32.0 million, dividends of $31.9 million declared and paid to the Company’s stockholders and other comprehensive loss, net of tax, of $4.6 million during the three months ended March 31, 2026.

Analysis of Results of Operations

Net Interest Income

For the three months ended March 31, 2026 and 2025, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,455.0	$13.2	3.68%	$1,171.1	$12.8	4.44%
Available-for-Sale Investment Securities
Taxable	2,050.7	14.9	2.91	1,891.4	13.2	2.79
Non-Taxable	0.8	—	4.86	1.4	—	5.52
Held-to-Maturity Investment Securities
Taxable	2,916.5	12.0	1.64	3,164.0	13.6	1.72
Non-Taxable	592.6	3.5	2.39	599.0	3.7	2.51
Total Investment Securities	5,560.6	30.4	2.19	5,655.8	30.5	2.16
Loans Held for Sale	0.9	—	5.87	0.3	—	6.28
Loans and Leases(1)
Commercial and industrial	2,170.6	30.8	5.75	2,196.8	33.6	6.20
Commercial real estate	4,608.4	65.0	5.72	4,420.1	66.5	6.10
Construction	775.5	12.4	6.48	937.0	15.4	6.67
Residential:
Residential mortgage	4,081.8	41.0	4.02	4,150.3	40.9	3.94
Home equity line	1,175.4	13.7	4.71	1,149.8	13.1	4.61
Consumer	1,034.5	20.0	7.84	1,019.5	18.9	7.53
Lease financing	443.2	4.1	3.75	436.5	4.3	3.99
Total Loans and Leases	14,289.4	187.0	5.29	14,310.0	192.7	5.44
Other Earning Assets	26.7	0.1	2.52	32.0	0.4	5.48
Total Earning Assets(2)	21,332.6	230.7	4.37	21,169.2	236.4	4.51
Cash and Due from Banks	226.4			235.9
Other Assets	2,524.3			2,485.4
Total Assets	$24,083.3			$23,890.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,404.5	$18.9	1.20%	$6,232.5	$21.3	1.38%
Money Market	4,358.9	19.8	1.84	3,922.2	23.0	2.38
Time	3,381.3	23.4	2.80	3,317.1	27.4	3.36
Total Interest-Bearing Deposits	14,144.7	62.1	1.78	13,471.8	71.7	2.16
Other Short-Term Borrowings	—	—	—	250.0	2.6	4.22
Other Interest-Bearing Liabilities	12.5	0.1	3.40	27.5	0.3	4.67
Total Interest-Bearing Liabilities	14,157.2	62.2	1.78	13,749.3	74.6	2.20
Net Interest Income		$168.5			$161.8
Interest Rate Spread(3)			2.59%			2.31%
Net Interest Margin(4)			3.19%			3.08%
Noninterest-Bearing Demand Deposits	6,478.9			6,882.2
Other Liabilities	658.4			617.0
Stockholders' Equity	2,788.8			2,642.0
Total Liabilities and Stockholders' Equity	$24,083.3			$23,890.5
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended March 31, 2026 and 2025, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended March 31, 2026
	Compared to March 31, 2025
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$2.8	$(2.4)	$0.4
Available-for-Sale Investment Securities
Taxable	1.1	0.6	1.7
Held-to-Maturity Investment Securities
Taxable	(1.0)	(0.6)	(1.6)
Non-Taxable	—	(0.2)	(0.2)
Total Investment Securities	0.1	(0.2)	(0.1)
Loans and Leases
Commercial and industrial	(0.4)	(2.4)	(2.8)
Commercial real estate	2.8	(4.3)	(1.5)
Construction	(2.6)	(0.4)	(3.0)
Residential:
Residential mortgage	(0.7)	0.8	0.1
Home equity line	0.3	0.3	0.6
Consumer	0.3	0.8	1.1
Lease financing	0.1	(0.3)	(0.2)
Total Loans and Leases	(0.2)	(5.5)	(5.7)
Other Earning Assets	(0.1)	(0.2)	(0.3)
Total Change in Interest Income	2.6	(8.3)	(5.7)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.5	(2.9)	(2.4)
Money Market	2.4	(5.6)	(3.2)
Time	0.6	(4.6)	(4.0)
Total Interest-Bearing Deposits	3.5	(13.1)	(9.6)
Other Short-term Borrowings	(1.3)	(1.3)	(2.6)
Other Interest-Bearing Liabilities	(0.1)	(0.1)	(0.2)
Total Change in Interest Expense	2.1	(14.5)	(12.4)
Change in Net Interest Income	$0.5	$6.2	$6.7
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $168.5 million for the three months ended March 31, 2026, an increase of $6.7 million or 4% compared to the same period in 2025. Our net interest margin was 3.19% for the three months ended March 31, 2026, an increase of 11 basis points from the same period in 2025. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs and higher average balances on our interest-bearing deposits in other banks, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the three months ended March 31, 2026, compared to the same period in 2025. Deposit funding costs were $62.1 million for the three months ended March 31, 2026, a decrease of $9.6 million or 13% compared to the same period in 2025, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 1.78% for the three months ended March 31, 2026, a decrease of 38 basis points compared to the same period in 2025, primarily due to rate decreases. Total borrowing costs were nil for the three months ended March 31, 2026, a decrease of $2.6 million compared to the same period in 2025. $250.0 million of FHLB advances matured during the third quarter of 2025. For the three months ended March 31, 2026, the average balance on our interest-bearing deposits in other banks was $1.5 billion, an increase of $283.9 million or 24% compared to the same period in 2025. The yield on our loan and lease portfolio was 5.29% for the three months ended March 31, 2026, a decrease of 15 basis points as compared to the same period in 2025, primarily due to decreases in yields from our adjustable-rate commercial real estate, commercial and industrial and construction loans, which are typically based on the SOFR.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate decreased by75 basis points in 2025 to end the year at 6.75%, where it remained as at the end of the first quarter of 2026. As noted above, our loan portfolio is also impacted by changes in the SOFR. At March 31, 2026, the one-month and three-month CME Term SOFR interest rates were 3.66% and 3.68%, respectively. At March 31, 2025, the one-month and three-month CME Term SOFR interest rates were 4.32% and 4.29%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, decreased 75 basis points in 2025 to end the year at 3.50% to 3.75%, where it remains as at March 31, 2026. There continues to be uncertainty in the changing market and economic conditions.

Provision for Credit Losses

The Provision was $5.0 million for the three months ended March 31, 2026, a decrease of $5.5 million or 52% compared to the same period in 2025. The decrease was primarily due to decreases in the provision for consumer loans, construction loans and home equity lines and the provision for unfunded commercial and industrial and commercial real estate commitments. This was partially offset by increases in the provision for residential mortgage loans, commercial and industrial loans and commercial real estate loans and the provision for unfunded construction commitments. We recorded net charge-offs of loans and leases of $4.9 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. This represented net charge-offs of 0.14% and 0.11% of average loans and leases, on an annualized basis, for the three months ended March 31, 2026 and 2025, respectively. The ACL was $169.3 million as of March 31, 2026, an increase of $0.9 million or 1% from December 31, 2025 and represented 1.17% of total outstanding loans and leases as of March 31, 2026, compared to 1.18% of total outstanding loans and leases as of December 31, 2025. The reserve for unfunded commitments was $34.9 million as of March 31, 2026, compared to $35.7 million as of December 31, 2025. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 5 presents the major components of noninterest income for the three months ended March 31, 2026 and 2025:

Noninterest Income				Table 5
	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposit accounts	$8,156	$7,535	$621	8%
Credit and debit card fees	15,083	14,474	609	4
Other service charges and fees	13,784	12,167	1,617	13
Trust and investment services income	9,146	9,370	(224)	(2)
Bank-owned life insurance	4,091	4,371	(280)	(6)
Investment securities gains, net	—	37	(37)	n/m
Other	2,559	2,523	36	1
Total noninterest income	$52,819	$50,477	$2,342	5%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended March 31, 2026 to the same period in 2025.

Total noninterest income was $52.8 million for the three months ended March 31, 2026, an increase of $2.3 million or 5% as compared to the same period in 2025.

Service charges on deposit accounts were $8.2 million for the three months ended March 31, 2026, an increase of $0.6 million or 8% as compared to the same period in 2025. This increase was primarily due to a $0.5 million increase in overdraft and checking account fees.

Credit and debit card fees were $15.1 million for the three months ended March 31, 2026, an increase of $0.6 million or 4% as compared to the same period in 2025. This increase was primarily due to a $0.6 million increase in interchange settlement fees, a $0.4 million decrease in network association dues and a $0.3 million increase in merchant service revenues, partially offset by a $0.7 million decrease in ATM interchange and surcharge fees.

Other service charges and fees were $13.8 million for the three months ended March 31, 2026, an increase of $1.6 million or 13% as compared to the same period in 2025. This increase was primarily due to a $1.7 million increase in fees from annuities and securities.

Trust and investment services income was $9.1 million for the three months ended March 31, 2026, a decrease of $0.2 million or 2% as compared to the same period in 2025.

BOLI income was $4.1 million for the three months ended March 31, 2026, a decrease of $0.3 million or 6% as compared to the same period in 2025.

Other noninterest income was $2.6 million for the three months ended March 31, 2026, a minimal change as compared to the same period in 2025.

Noninterest Expense

Table 6 presents the major components of noninterest expense for the three months ended March 31, 2026 and 2025:

Noninterest Expense				Table 6
	Three Months Ended
	March 31,		Dollar	Percentage
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$64,090	$60,104	$3,986	7%
Contracted services and professional fees	13,964	14,839	(875)	(6)
Occupancy	7,816	8,100	(284)	(4)
Equipment	14,781	13,871	910	7
Regulatory assessment and fees	3,248	3,823	(575)	(15)
Advertising and marketing	2,252	2,179	73	3
Card rewards program	8,404	7,919	485	6
Other	13,330	12,725	605	5
Total noninterest expense	$127,885	$123,560	$4,325	4%

Total noninterest expense was $127.9 million for the three months ended March 31, 2026, an increase of $4.3 million or 4% as compared to the same period in 2025.

Salaries and employee benefits expense was $64.1 million for the three months ended March 31, 2026, an increase of $4.0 million or 7% as compared to the same period in 2025. This increase was primarily due to a $1.9 million increase in base salaries and related payroll taxes, a $1.4 million increase in incentive compensation and a $0.5 million increase in group health plan costs.

Contracted services and professional fees were $14.0 million for the three months ended March 31, 2026, a decrease of $0.9 million or 6% as compared to the same period in 2025. This decrease was primarily due to a $1.0 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $7.8 million for the three months ended March 31, 2026, a decrease of $0.3 million or 4% as compared to the same period in 2025.

Equipment expense was $14.8 million for the three months ended March 31, 2026, an increase of $0.9 million or 7% as compared to the same period in 2025. This increase was primarily due to a $0.5 million increase in furniture and equipment depreciation and a $0.4 million increase in technology-related amortization and licensing and maintenance fees.

Regulatory assessment and fees were $3.2 million for the three months ended March 31, 2026, a decrease of $0.6 million or 15% as compared to the same period in 2025. This decrease was primarily due to a decrease in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. As a result, we recorded a net expense related to the additional special assessment of $3.5 million for the year ended December 31, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. We recorded a reduction in the expense related to the additional special assessment of $2.6 million in 2025 and $0.2 million in the first quarter of 2026.

Advertising and marketing expense was $2.3 million for the three months ended March 31, 2026, an increase of $0.1 million or 3% as compared to the same period in 2025.

Card rewards program expense was $8.4 million for the three months ended March 31, 2026, an increase of $0.5 million or 6% as compared to the same period in 2025. This increase was primarily due to a $0.4 million increase in interchange fees paid to our credit card partners and a $0.2 million increase in priority rewards card redemptions.

Other noninterest expense was $13.3 million for the three months ended March 31, 2026, an increase of $0.6 million or 5% as compared to the same period in 2025. This increase was primarily due to a $0.7 million increase in charitable contributions and a $0.2 million increase in brokers fees, partially offset by a $0.3 million decrease in software amortization expense.

Provision for Income Taxes

The provision for income taxes was $19.7 million (reflecting an effective tax rate of 22.50%) for the three months ended March 31, 2026, compared with a provision for income taxes of $17.7 million (reflecting an effective tax rate of 23.00%) for the same period in 2025. The change in the effective tax rate was partially due to an increase in tax credits for the three months ended March 31, 2026.

Analysis of Business Segments

Our business segments are Retail Banking and Commercial Banking, with all other activities, including Treasury, reported in Corporate/Other. Table 7 summarizes net income (loss) from our business segments and Corporate/Other for the three months ended March 31, 2026 and 2025. Additional information about operating segment performance and Corporate/Other is presented in “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

During the quarter ended December 31, 2025, we realigned our internal organizational and management reporting structure. As a result of this change, we reduced our reportable operating segments from three to two. Our reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support our operating segments. The change in reportable segments reflects how our chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail Banking and Commercial Banking segments were reclassified among the segments and what is now Corporate/Other. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. We have reported our selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the three months ended March 31, 2026. Prior-period segment information has been recast to conform to the current presentation.

Business Segments and Corporate/Other Net Income (Loss)		Table 7
	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Retail Banking	$60,075	$57,431
Commercial Banking	31,381	30,746
Corporate/Other	(23,672)	(28,929)
Consolidated Total	$67,784	$59,248

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

Net income for the Retail Banking segment was $60.1 million for the three months ended March 31, 2026, an increase of $2.6 million or 5% as compared to the same period in 2025. The increase in net income for the Retail Banking segment was primarily due to a $3.7 million increase in net interest income, a $2.2 million decrease in the Provision, and a $1.5 million increase in noninterest income, partially offset by a $3.4 million increase in noninterest expense and a $1.3 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The decrease in the Provision allocated to the Retail Banking segment was primarily due to decreases in the provision for consumer loans, partially offset by increases in the provision for residential loans. The increase in noninterest income was primarily due to an increase in other service charges and fees. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits expense, an increase in occupancy expense and higher overall expenses that were allocated to the Retail Banking segment. The increase in the provision for income taxes was primarily due to the increase in pretax income.

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

Net income for the Commercial Banking segment was $31.4 million for the three months ended March 31, 2026, an increase of $0.6 million or 2% as compared to the same period in 2025. The increase in net income for the Commercial Banking segment was primarily due to a $2.0 million decrease in the Provision, a $0.8 million increase in noninterest income and a $0.2 million decrease in the provision for income taxes, partially offset by a $2.0 million decrease in net interest income and a $0.5 million increase in noninterest expense. The decrease in the Provision allocated to the Commercial Banking segment was primarily due to decreases in the provision for consumer loans, partially offset by increases in the provision for residential loans. The increase in noninterest income was primarily due to an increase in credit and debit card fees and an increase in service charges on deposit accounts. The decrease in the provision for income taxes was primarily due to an increase in tax credits. The decrease in net interest income was primarily due to lower deposit spreads and lower loan and lease spreads, partially offset by higher average deposit balances and higher average loan balances. The increase in noninterest expense was primarily due to higher card reward program expense and higher salaries and employee benefits expense, partially offset by higher overall credits that were allocated to the Commercial Banking segment.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of March 31, 2026 and December 31, 2025, cash and cash equivalents were $1.7 billion and $1.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. As of both March 31, 2026 and December 31, 2025, the carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.1 billion and $3.5 billion, respectively. As of March 31, 2026 and December 31, 2025, we maintained additional liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of March 31, 2026, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.4 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 6.9 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of March 31, 2026, we have borrowing capacity of $3.5 billion from the FHLB and $3.3 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $19.3 billion and $19.1 billion as of March 31, 2026 and December 31, 2025, respectively, which represented 93% of our total deposits as of both March 31, 2026 and December 31, 2025. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

Our material cash requirements from our current and long-term contractual obligations have not changed materially since previously reported as of December 31, 2025. We believe that our existing cash, cash equivalents, investments, and cash expected to be generated from operations, are still sufficient to meet our cash requirements within the next 12 months and beyond.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $133.8 million and $153.3 million as of March 31, 2026 and December 31, 2025, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.1 billion as of both March 31, 2026 and December 31, 2025. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2026, there were no residential mortgage loan repurchases and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2026, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of March 31, 2026.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2026, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2026, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 8 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of March 31, 2026 and December 31, 2025:

Investment Securities		Table 8
	March 31,	December 31,
(dollars in thousands)	2026	2025
Mortgage-backed securities:
Residential - Government agency	26,036	30,367
Residential - Government-sponsored enterprises	833,644	878,215
Commercial - Government agency	185,986	191,177
Commercial - Government-sponsored enterprises	40,671	41,599
Commercial - Non-agency	232,980	129,014
Collateralized mortgage obligations:
Government agency	406,858	426,276
Government-sponsored enterprises	292,440	302,996
Collateralized loan obligations	61,389	76,589
Total available-for-sale securities	$2,080,004	$2,076,233

Government agency debt securities	$46,001	$46,182
Mortgage-backed securities:
Residential - Government agency	36,471	37,081
Residential - Government-sponsored enterprises	85,343	86,681
Commercial - Government agency	30,173	30,796
Commercial - Government-sponsored enterprises	1,082,275	1,088,838
Collateralized mortgage obligations:
Government agency	807,986	823,423
Government-sponsored enterprises	1,336,672	1,365,087
Debt securities issued by states and political subdivisions	55,101	54,994
Total held-to-maturity securities	$3,480,022	$3,533,082

Table 9 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of March 31, 2026:

Maturities and Weighted-Average Yield on Securities(1)											Table 9
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
As of March 31, 2026
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$—	—%	$17.7	5.34%	$9.2	2.83%	$—	—%	$26.9	4.49%	$26.0
Residential - Government-sponsored enterprises(2)	—	—	618.3	1.50	281.6	4.55	—	—	899.9	2.46	833.6
Commercial - Government agency(2)	0.7	2.53	203.1	1.90	29.7	1.79	—	—	233.5	1.89	186.0
Commercial - Government-sponsored enterprises(2)	33.3	1.88	7.7	1.02	0.7	5.29	—	—	41.7	1.78	40.7
Commercial - Non-agency	—	—	74.8	5.53	—	—	157.9	5.13	232.7	5.26	233.0
Collateralized mortgage obligations(2):
Government agency	0.6	1.77	333.9	2.65	112.4	2.77	—	—	446.9	2.68	406.9
Government-sponsored enterprises	1.3	1.36	202.2	1.94	124.3	2.37	—	—	327.8	2.10	292.4
Collateralized loan obligations	—	—	0.3	6.38	61.1	5.80	—	—	61.4	5.80	61.4
Total available-for-sale securities as of March 31, 2026	$35.9	1.88%	$1,458.0	2.13%	$619.0	3.76%	$157.9	5.13%	$2,270.8	2.78%	$2,080.0
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$24.3	1.33%	$21.7	1.84%	$46.0	1.58%	$42.2
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	36.5	2.13	—	—	36.5	2.13	31.6
Residential - Government-sponsored enterprises	—	—	—	—	85.3	1.58	—	—	85.3	1.58	73.2
Commercial - Government agency	—	—	14.3	2.24	15.9	1.77	—	—	30.2	2.00	22.4
Commercial - Government-sponsored enterprises	—	—	393.0	1.62	495.5	2.04	193.7	2.68	1,082.2	2.00	965.2
Collateralized mortgage obligations(2):
Government agency	—	—	29.9	1.31	743.8	1.40	34.3	1.23	808.0	1.39	707.8
Government-sponsored enterprises	—	—	218.2	1.75	1,099.6	1.46	18.9	2.33	1,336.7	1.52	1,181.6
Debt securities issued by state and political subdivisions	—	—	—	—	37.9	2.20	17.2	2.45	55.1	2.27	50.1
Total held-to-maturity securities as of March 31, 2026	$—	—%	$655.4	1.67%	$2,538.8	1.58%	$285.8	2.41%	$3,480.0	1.67%	$3,074.1
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.6 billion as of March 31, 2026, a decrease of $49.3 million or 1% compared to December 31, 2025. The lower balances in investment securities were driven by payments and maturities during the three months ended March 31, 2026, which were placed into cash. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of March 31, 2026, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $2.8 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.6 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $61.4 million in collateralized loan obligations, $55.1 million in debt securities issued by states and political subdivisions and $46.0 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds).

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

Gross unrealized gains in our investment securities portfolio were $2.1 million and $7.1 million as of March 31, 2026 and December 31, 2025, respectively. Gross unrealized losses in our investment securities portfolio were $598.8 million and $521.9 million as of March 31, 2026 and December 31, 2025, respectively. The higher overall unrealized loss position was primarily due to changes in the market value of the securities.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three months ended March 31, 2026, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of March 31, 2026, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both March 31, 2026 and December 31, 2025, we held $10.1 million in FHLB stock which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 10 presents the composition of our loan and lease portfolio by major categories as of March 31, 2026 and December 31, 2025:

Loans and Leases		Table 10
	March 31,	December 31,
(dollars in thousands)	2026	2025
Commercial and industrial	$2,241,882	$2,171,333
Commercial real estate	4,715,741	4,590,326
Construction	769,302	808,275
Residential:
Residential mortgage	4,063,933	4,096,300
Home equity line	1,176,228	1,178,527
Total residential	5,240,161	5,274,827
Consumer	1,030,002	1,025,838
Lease financing	443,747	441,930
Total loans and leases	$14,440,835	$14,312,529

Total loans and leases were $14.4 billion as of March 31, 2026, an increase of $128.3 million or 1% from December 31, 2025. The increase in total loans and leases was due to increases in commercial real estate loans, commercial and industrial loans, consumer loans and lease financing, partially offset by decreases in construction loans and residential real estate loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.2 billion as of March 31, 2026, an increase of $70.5 million or 3% from December 31, 2025.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.7 billion as of March 31, 2026, an increase of $125.4 million or 3% from December 31, 2025.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $769.3 million as of March 31, 2026, a decrease of $39.0 million or 5% from December 31, 2025. This decrease was primarily due to payoffs and construction loans reclassified to commercial real estate loans during the quarter ended March 31, 2026.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. We offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.2 billion as of March 31, 2026, a decrease of $34.7 million or 1% from December 31, 2025.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of March 31, 2026, an increase of $4.2 million or less than 1% from December 31, 2025.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $443.7 million as of March 31, 2026, an increase of $1.8 million or less than 1% from December 31, 2025.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 11 presents the recorded investment in our loan and lease portfolio as of March 31, 2026 by rate type:

Loans and Leases by Rate Type									Table 11
	March 31, 2026
	Adjustable Rate
				CME			Hybrid	Fixed
(dollars in thousands)	Treasury	SOFR	Prime	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$—	$32,841	$315,082	$767,017	$781,382	$1,896,322	$21,184	$324,376	$2,241,882
Commercial real estate	—	421,079	490,936	2,342,816	1,028,035	4,282,866	139,807	293,068	4,715,741
Construction	—	94,147	35,445	545,537	21,488	696,617	3,970	68,715	769,302
Residential:
Residential mortgage	2,854	121,285	12,979	62,074	74,588	273,780	700,253	3,089,900	4,063,933
Home equity line	—	—	291	—	—	291	974,479	201,458	1,176,228
Total residential	2,854	121,285	13,270	62,074	74,588	274,071	1,674,732	3,291,358	5,240,161
Consumer	790	60	328,720	—	3,457	333,027	1,065	695,910	1,030,002
Lease financing	—	—	—	—	—	—	—	443,747	443,747
Total loans and leases	$3,644	$669,412	$1,183,453	$3,717,444	$1,908,950	$7,482,903	$1,840,758	$5,117,174	$14,440,835

% by rate type at March 31, 2026	1%	4%	8%	26%	13%	52%	13%	35%	100%

Tables 12 and 13 present the geographic distribution of our loan and lease portfolio as of March 31, 2026 and December 31, 2025:

Geographic Distribution of Loan and Lease Portfolio					Table 12
	March 31, 2026
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,002,157	$1,080,839	$146,309	$12,577	$2,241,882
Commercial real estate	2,543,069	1,763,313	409,359	—	4,715,741
Construction	340,890	408,138	20,274	—	769,302
Residential:
Residential mortgage	3,902,198	2,560	159,175	—	4,063,933
Home equity line	1,125,356	—	50,872	—	1,176,228
Total residential	5,027,554	2,560	210,047	—	5,240,161
Consumer	677,399	32,069	317,025	3,509	1,030,002
Lease financing	249,313	175,609	18,825	—	443,747
Total Loans and Leases	$9,840,382	$3,462,528	$1,121,839	$16,086	$14,440,835
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 13
	December 31, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$979,948	$1,031,600	$146,817	$12,968	$2,171,333
Commercial real estate	2,509,943	1,678,871	401,512	—	4,590,326
Construction	359,263	426,842	22,170	—	808,275
Residential:
Residential mortgage	3,940,165	2,575	153,560	—	4,096,300
Home equity line	1,129,433	—	49,094	—	1,178,527
Total residential	5,069,598	2,575	202,654	—	5,274,827
Consumer	671,811	35,426	314,681	3,920	1,025,838
Lease financing	246,502	176,946	18,482	—	441,930
Total Loans and Leases	$9,837,065	$3,352,260	$1,106,316	$16,888	$14,312,529
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 14 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of March 31, 2026:

Maturities for Loan and Lease Portfolio(1)					Table 14
	March 31, 2026
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$866,244	$1,007,222	$271,163	$97,253	$2,241,882
Commercial real estate	1,095,611	2,150,258	1,462,974	6,898	4,715,741
Construction	291,078	373,044	76,420	28,760	769,302
Residential:
Residential mortgage	8,807	58,483	384,450	3,612,193	4,063,933
Home equity line	23,537	75,275	80,862	996,554	1,176,228
Total residential	32,344	133,758	465,312	4,608,747	5,240,161
Consumer	86,810	696,781	246,411	—	1,030,002
Lease financing	19,129	216,993	97,722	109,903	443,747
Total Loans and Leases	$2,391,216	$4,578,056	$2,620,002	$4,851,561	$14,440,835

Total of loans and leases with:
Adjustable interest rates	$2,200,786	$3,441,371	$1,596,313	$244,433	$7,482,903
Hybrid interest rates	60,306	127,939	95,658	1,556,855	1,840,758
Fixed interest rates	130,124	1,008,746	928,031	3,050,273	5,117,174
Total Loans and Leases	$2,391,216	$4,578,056	$2,620,002	$4,851,561	$14,440,835
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 15 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of March 31, 2026 and December 31, 2025:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2026	2025
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$4,960	$8,805
Commercial real estate	2,952	3,007
Construction	1,788	1,788
Lease financing	691	734
Total Commercial Loans	10,391	14,334
Residential Loans:
Residential mortgage	17,665	16,423
Home equity line	11,624	10,271
Total Residential Loans	29,289	26,694
Total Non-Accrual Loans and Leases	39,680	41,028
Total Non-Performing Assets	$39,680	$41,028

Accruing Loans and Leases Past Due 90 Days or More
Commercial and industrial	$715	$318
Residential mortgage	9	55
Consumer	3,620	2,984
Total Accruing Loans and Leases Past Due 90 Days or More	$4,344	$3,357

Total Loans and Leases	$14,440,835	$14,312,529

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.27%	0.29%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.27%	0.29%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.30%	0.31%

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for the three months ended March 31, 2026 and 2025:

Non-Performing Assets		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$41,028	$20,679
Additions	4,041	3,187
Reductions
Payments	(3,016)	(2,272)
Return to accrual status	(526)	(1,010)
Charge-offs/write-downs	(1,847)	(396)
Total Reductions	(5,389)	(3,678)
Balance at end of period	$39,680	$20,188

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

Total NPAs were $39.7 million as of March 31, 2026, a decrease of $1.3 million or 3% from December 31, 2025. The ratio of our NPAs to total loans and leases and OREO was 0.27% as of March 31, 2026, a decrease of 2 basis points from December 31, 2025.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of March 31, 2026, residential mortgage non-accrual loans were $17.7 million, an increase of $1.2 million or 8% from December 31, 2025. This increase was due to additions in residential mortgage loans totaling $2.1 million, partially offset by returns to accrual status of $0.5 million and payments of $0.4 million. As of March 31, 2026, our residential mortgage non-accrual loans were comprised of 58 loans with a weighted average current LTV ratio of 54%, compared to 59 loans with a weighted average LTV ratio of 52% as of December 31, 2025.

As of March 31, 2026, home equity line non-accrual loans were $11.6 million, an increase of $1.4 million or 13% from December 31, 2025. This increase was due to additions in home equity lines totaling $1.9 million, partially offset by payments of $0.5 million.

As of March 31, 2026, commercial and industrial non-accrual loans were $5.0 million, a decrease of $3.8 million or 44% from December 31, 2025. This decrease was due to payments of $2.0 million and charge-offs of $1.8 million.

As of March 31, 2026, commercial real estate non-accrual loans were $3.0 million, a decrease of $0.1 million or 2% from December 31, 2025, primarily due to payments of $0.1 million.

As of both March 31, 2026 and December 31, 2025, construction non-accrual loans were $1.8 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both March 31, 2026 and December 31, 2025, there was no OREO held.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.3 million as of March 31, 2026, an increase of $1.0 million or 29% from December 31, 2025. This increase was due to increases in consumer loans of $0.6 million and commercial and industrial loans of $0.4 million that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 17 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments		Table 17
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at Beginning of Period	$204,165	$193,240
Loans and Leases Charged-Off
Commercial and industrial	(2,625)	(1,459)
Home equity line	—	(14)
Consumer	(4,844)	(5,025)
Total Loans and Leases Charged-Off	(7,469)	(6,498)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	266	403
Commercial real estate	—	251
Lease financing	3	—
Total Commercial Loans	269	654
Residential Loans:
Residential mortgage	13	20
Home equity line	39	64
Total Residential Loans	52	84
Consumer	2,248	1,979
Total Recoveries on Loans and Leases Previously Charged-Off	2,569	2,717
Net Loans and Leases Charged-Off	(4,900)	(3,781)
Provision for Credit Losses	5,000	10,500
Balance at End of Period	$204,265	$199,959
Components:
Allowance for Credit Losses	$169,318	$166,612
Reserve for Unfunded Commitments	34,947	33,347
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$204,265	$199,959
Average Loans and Leases Outstanding	$14,289,418	$14,309,998
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.14%	0.11%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.17%	1.17%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	4.27x	8.25x
(1)	Annualized for the three months ended March 31, 2026 and 2025.

Tables 18 and 19 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of March 31, 2026 and December 31, 2025:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 18
	March 31, 2026
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$23,890	1.07%	15.52%
Commercial real estate	37,965	0.81	32.66
Construction	7,240	0.94	5.33
Lease financing	2,732	0.62	3.07
Total commercial	71,827	0.88	56.58
Residential mortgage	37,404	0.92	28.14
Home equity line	14,728	1.25	8.15
Total residential	52,132	0.99	36.29
Consumer	45,359	4.40	7.13
Total	$169,318	1.17%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 19
	December 31, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,833	0.96%	15.17%
Commercial real estate	38,757	0.84	32.07
Construction	7,605	0.94	5.65
Lease financing	2,778	0.63	3.09
Total commercial	69,973	0.87	55.98
Residential mortgage	36,384	0.89	28.62
Home equity line	15,192	1.29	8.23
Total residential	51,576	0.98	36.85
Consumer	46,919	4.57	7.17
Total	$168,468	1.18%	100.00%

Table 20 presents the net charge-offs (recoveries) to average loans and leases by category during the three months ended March 31, 2026 and 2025:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)		Table 20
	Three Months Ended March 31,
	2026	2025
Commercial and industrial	0.44%	0.19%
Commercial real estate	—	(0.02)
Construction	—	—
Lease financing	—	—
Total commercial	0.12	0.04
Residential mortgage	—	—
Home equity line	(0.01)	(0.02)
Total residential	—	(0.01)
Consumer	1.02	1.21
Total loans and leases	0.14%	0.11%
(1)	Annualized for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the ACL was $169.3 million or 1.17% of total loans and leases outstanding, compared with an ACL of $168.5 million or 1.18% of total loans and leases outstanding as of December 31, 2025. The reserve for unfunded commitments was $34.9 million as of March 31, 2026, compared to $35.7 million as of December 31, 2025.

Net charge-offs of loans and leases were $4.9 million or 0.14% of total average loans and leases, on an annualized basis, for the three months ended March 31, 2026, compared to net charge-offs of $3.8 million or 0.11% for the three months ended March 31, 2025. Net charge-offs in our commercial lending portfolio were $2.4 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Net recoveries in our residential lending portfolio were $0.1 million for both the three months ended March 31, 2026 and 2025. Net charge-offs in our consumer lending portfolio were $2.6 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of March 31, 2026 and December 31, 2025. Furthermore, as of March 31, 2026, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both March 31, 2026 and December 31, 2025. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our unaudited interim consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three months ended March 31, 2026. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $819.7 million as of March 31, 2026, a decrease of $8.6 million or 1% from December 31, 2025. The decrease in other assets was primarily due to decreases of $13.9 million in suspense and clearing accounts, $8.9 million in current tax receivables and deferred tax assets, $8.9 million in low-income housing tax credit (“LIHTC”) investments and $7.7 million in interest rate swap agreements. This was partially offset by an increase of $28.7 million in prepaid assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 21 presents the composition of our deposits as of March 31, 2026 and December 31, 2025:

Deposits		Table 21
	March 31,	December 31,
(dollars in thousands)	2026	2025
U.S.:
Demand	$5,715,258	$5,794,973
Savings	5,951,527	5,721,098
Money Market	3,861,943	3,832,783
Time	2,941,747	2,948,536
Foreign(1):
Demand	804,805	752,319
Savings	614,665	587,775
Money Market	448,531	456,587
Time	438,877	421,597
Total Deposits(2)	$20,777,353	$20,515,668
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $1.1 billion as of March 31, 2026, an increase of $244.3 million or 29% compared to December 31, 2025.

Total deposits were $20.8 billion as of March 31, 2026, an increase of $261.7 million from December 31, 2025. The increase in deposit balances stemmed primarily from a $209.8 million increase in public savings deposit balances and a $47.5 million increase in non-public savings deposit balances.

As of March 31, 2026 and December 31, 2025, the amount of deposits that exceeded FDIC insurance limits were estimated to be $10.4 billion, or 50% of total deposits, and $10.1 billion, or 49% of total deposits, respectively. At March 31, 2026 and December 31, 2025, the Company had $1.1 billion and $839.5 million, respectively, of public deposits, all of which were fully collateralized with investment securities. As of both March 31, 2026 and December 31, 2025, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.3 billion, or 45% of total deposits. As of March 31, 2026 and December 31, 2025, deposit accounts above $250,000 were $12.1 billion and $11.9 billion, respectively. Deposit balances over $250,000 in corporate operating accounts were $2.1 billion as of both March 31, 2026 and December 31, 2025.

Table 22 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of March 31, 2026:

Uninsured Time Deposits	Table 22
(dollars in thousands)	March 31, 2026
Three months or less	$560,068
Over three through six months	472,588
Over six through twelve months	232,783
Over twelve months	15,254
Total(1)	$1,280,693
(1)	Includes $123.7 million in public time deposits that are fully collateralized with investment securities.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $86.3 million as of March 31, 2026, a decrease of $0.6 million from December 31, 2025. This decrease was due to payments of $2.0 million, partially offset by net periodic benefit costs for the three months ended March 31, 2026 of $1.4 million.

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

As of March 31, 2026, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 23 below. There have been no conditions or events since March 31, 2026 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 13.12% as of March 31, 2026, a decrease of 5 basis points from December 31, 2025. The decrease in CET1 was primarily due to common stock repurchased and dividends declared and paid to the Company’s stockholders and an increase in risk-weighted assets, partially offset by earnings for the three months ended March 31, 2026.

FHI's Regulatory Capital		Table 23
	March 31,	December 31,
(dollars in thousands)	2026	2025
Stockholders' Equity	$2,767,760	$2,769,365
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(372,747)	(368,140)
Tax credit carryforward	4,434	—
Common Equity Tier 1 Capital and Tier 1 Capital	$2,140,581	$2,142,013
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	203,878	203,256
Total Capital	$2,344,459	$2,345,269
Risk-Weighted Assets	$16,309,889	$16,259,605

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.12%	13.17%
Tier 1 Capital Ratio	13.12%	13.17%
Total Capital Ratio	14.37%	14.42%
Tier 1 Leverage Ratio	9.21%	9.27%

Total stockholders’ equity was $2.8 billion as of March 31, 2026, a decrease of $1.6 million from December 31, 2025. The decrease in stockholders’ equity was primarily due to common stock repurchased of $32.0 million and dividends declared and paid to the Company’s stockholders of $31.9 million and other comprehensive income, net of tax, of $4.6 million, primarily due to changes in our investment securities portfolio. This was partially offset by earnings for the three months ended March 31, 2026 of $67.8 million.

In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock during 2026. Under this plan, the Company repurchased 1,307,738 shares at a total cost of $32.0 million during the three months ended March 31, 2026. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In April 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on May 29, 2026 to shareholders of record at the close of business on May 18, 2026.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of March 31, 2026, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $391,000 at March 31, 2026. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. The qualifying debt payments for all lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 24 presents, for the 12 months subsequent to March 31, 2026 and December 31, 2025, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of March 31, 2026 and December 31, 2025 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 24
	Static Forecast	Static Forecast
	March 31, 2026	December 31, 2025
Gradual Change in Interest Rates (basis points)
+200	3.8%	3.5%
+100	1.9	1.8
+50	1.0	0.9
(50)	(1.0)	(0.9)
(100)	(1.9)	(1.8)

Immediate Change in Interest Rates (basis points)
+200	7.0%	6.3%
+100	3.5	3.2
+50	1.8	1.6
(50)	(1.8)	(1.6)
(100)	(3.3)	(3.2)

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

Under the static balance sheet forecast as of March 31, 2026, our net interest income sensitivity profile is slightly higher in higher interest rate scenarios compared to similar forecasts as of December 31, 2025. The sensitivity outcome described above is primarily due to the impact of holding a larger federal funds position as of March 31, 2026 as compared with December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 contains a discussion of our risk factors. Except to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	per Share	Programs[2]	Plans or Programs[2]
January 1, 2026 through January 31, 2026	-	$-	-	$250,000,000
February 1, 2026 through February 28, 2026	127,771	26.40	-	250,000,000
March 1, 2026 through March 31, 2026	1,355,741	24.50	1,307,738	218,000,022
Total	1,483,512	$24.66	1,307,738
(1)	There were 175,774 shares acquired from employees to satisfy income tax withholding requirements in connection with vested share awards during the three months ended March 31, 2026.
(2)	On January 28, 2026, the Company announced a stock repurchase program for up to $250 million of its outstanding common stock. As of March 31, 2026, $218.0 million remained of the $250 million total repurchase amount authorized under the stock repurchase program. Repurchases of shares of the Company’s common stock under the stock repurchase program may be conducted through open-market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions. The timing and exact amount of future stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Date: May 4, 2026		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer