Form 10-Q
period 2026-06-30
FIRST HAWAIIAN, INC.
filed 2026-08-03
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,680,634 shares of Common Stock, par value $0.01 per share, were outstanding as of July 24, 2026.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest income
Loans and lease financing	$190,727	$193,393	$377,116	$385,495
Available-for-sale investment securities	15,867	12,469	30,751	25,619
Held-to-maturity investment securities	15,121	16,299	30,184	32,946
Other	10,652	14,578	24,014	27,829
Total interest income	232,367	236,739	462,065	471,889
Interest expense
Deposits	61,220	70,289	123,284	141,998
Short-term borrowings	—	2,627	—	5,226
Other	154	240	258	556
Total interest expense	61,374	73,156	123,542	147,780
Net interest income	170,993	163,583	338,523	324,109
Provision for credit losses	5,600	4,500	10,600	15,000
Net interest income after provision for credit losses	165,393	159,083	327,923	309,109
Noninterest income
Service charges on deposit accounts	8,316	7,830	16,472	15,365
Credit and debit card fees	15,402	15,913	30,485	30,387
Other service charges and fees	14,409	13,350	28,193	25,517
Trust and investment services income	9,074	9,154	18,220	18,524
Bank-owned life insurance	7,069	4,724	11,160	9,095
Investment securities gains, net	—	—	—	37
Other	6,011	2,987	8,570	5,510
Total noninterest income	60,281	53,958	113,100	104,435
Noninterest expense
Salaries and employee benefits	62,376	59,501	126,466	119,605
Contracted services and professional fees	18,402	15,997	32,366	30,836
Occupancy	7,902	7,934	15,718	16,034
Equipment	14,563	14,037	29,344	27,908
Regulatory assessment and fees	3,417	3,759	6,665	7,582
Advertising and marketing	2,178	2,035	4,430	4,214
Card rewards program	8,403	8,406	16,807	16,325
Other	13,204	13,270	26,534	25,995
Total noninterest expense	130,445	124,939	258,330	248,499
Income before provision for income taxes	95,229	88,102	182,693	165,045
Provision for income taxes	21,854	14,855	41,534	32,550
Net income	$73,375	$73,247	$141,159	$132,495
Basic earnings per share	$0.60	$0.58	$1.16	$1.05
Diluted earnings per share	$0.60	$0.58	$1.15	$1.05
Basic weighted-average outstanding shares	121,669,238	125,321,837	122,061,243	125,799,060
Diluted weighted-average outstanding shares	122,339,836	125,833,064	122,830,138	126,493,569

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$73,375	$73,247	$141,159	$132,495
Other comprehensive income (loss), net of tax:
Net change in investment securities	14,191	26,643	9,505	56,695
Net change in cash flow derivative hedges	(1,237)	118	(1,158)	291
Other comprehensive income	12,954	26,761	8,347	56,986
Total comprehensive income	$86,329	$100,008	$149,506	$189,481

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except share amount)	2026	2025
Assets
Cash and due from banks	$263,762	$228,734
Interest-bearing deposits in other banks	748,734	1,249,018
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,275,837 as of June 30, 2026 and $2,246,716 as of December 31, 2025)	2,094,699	2,076,233
Held-to-maturity, at amortized cost (fair value: $3,035,475 as of June 30, 2026 and $3,188,775 as of December 31, 2025)	3,411,684	3,533,082
Loans held for sale	—	1,370
Loans and leases	14,577,299	14,312,529
Less: allowance for credit losses	168,056	168,468
Net loans and leases	14,409,243	14,144,061

Premises and equipment, net	304,025	303,496
Accrued interest receivable	76,622	77,641
Bank-owned life insurance	521,137	513,182
Goodwill	995,492	995,492
Mortgage servicing rights	4,302	4,638
Other assets	816,349	828,305
Total assets	$23,646,049	$23,955,252
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,706,392	$13,968,376
Noninterest-bearing	6,447,789	6,547,292
Total deposits	20,154,181	20,515,668
Retirement benefits payable	97,409	99,052
Other liabilities	568,431	571,167
Total liabilities	20,820,021	21,185,887

Commitments and contingent liabilities (Note 11)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,661,019 / 121,680,634 as of June 30, 2026; issued/outstanding: 142,184,584 / 122,689,256 as of December 31, 2025)	1,427	1,422
Additional paid-in capital	2,584,578	2,576,540
Retained earnings	1,156,028	1,078,885
Accumulated other comprehensive loss, net	(359,793)	(368,140)
Treasury stock (20,980,385 shares as of June 30, 2026 and 19,495,328 shares as of December 31, 2025)	(556,212)	(519,342)
Total stockholders' equity	2,826,028	2,769,365
Total liabilities and stockholders' equity	$23,646,049	$23,955,252

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of March 31, 2026	121,648,973	$1,426	$2,580,501	$1,114,759	$(372,747)	$(556,179)	$2,767,760
Net income	—	—	—	73,375	—	—	73,375
Cash dividends declared ($0.26 per share)	—	—	—	(31,634)	—	—	(31,634)
Common stock issued under Employee Stock Purchase Plan	4,385	—	122	—	—	—	122
Equity-based awards	27,276	1	3,955	(472)	—	(41)	3,443
Stock repurchase excise tax	—	—	—	—	—	8	8
Other comprehensive income, net of tax	—	—	—	—	12,954	—	12,954
Balance as of June 30, 2026	121,680,634	$1,427	$2,584,578	$1,156,028	$(359,793)	$(556,212)	$2,826,028

	Six Months Ended June 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of December 31, 2025	122,689,256	$1,422	$2,576,540	$1,078,885	$(368,140)	$(519,342)	$2,769,365
Net income	—	—	—	141,159	—	—	141,159
Cash dividends declared ($0.52 per share)	—	—	—	(63,534)	—	—	(63,534)
Common stock issued under Employee Stock Purchase Plan	4,385	—	122	—	—	—	122
Equity-based awards	294,731	5	7,916	(482)	—	(4,629)	2,810
Common stock repurchased	(1,307,738)	—	—	—	—	(32,000)	(32,000)
Stock repurchase excise tax	—	—	—	—	—	(241)	(241)
Other comprehensive income, net of tax	—	—	—	—	8,347	—	8,347
Balance as of June 30, 2026	121,680,634	$1,427	$2,584,578	$1,156,028	$(359,793)	$(556,212)	$2,826,028

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$141,159	$132,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,600	15,000
Depreciation, amortization and accretion, net	15,854	17,770
Deferred income tax provision (benefit)	7,458	(3,593)
Stock-based compensation	7,921	7,561
Other (gains) losses	(92)	6
Originations of loans held for sale	(9,034)	(6,818)
Proceeds from sales of loans held for sale	9,050	6,715
Net gains on investment securities	—	(37)
Premiums paid on cash flow hedges	(3,784)	(1,006)
Amortization of premiums on cash flow hedges	833	74
Change in assets and liabilities:
Net decrease in other assets	10,211	15,081
Net decrease in other liabilities	(17,274)	(10,158)
Net cash provided by operating activities	172,902	173,090
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	142,510	144,154
Proceeds from calls and sales	24,800	36,835
Purchases	(195,595)	(74,812)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	138,475	144,482
Proceeds from calls	3,118	3,848
Other investments:
Proceeds from sales	5,328	413
Purchases	(26,829)	(15,396)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(222,670)	52,488
Purchases of loans	(36,968)	(3,995)
Proceeds from bank-owned life insurance	3,245	693
Purchases of bank-owned life insurance	(40)	(2,000)
Purchases of premises, equipment and software	(9,758)	(19,310)
Other	(108)	(8)
Net cash (used in) provided by investing activities	(174,492)	267,392
Cash flows from financing activities
Net decrease in deposits	(361,487)	(90,797)
Dividends paid	(64,750)	(66,488)
Stock tendered for payment of withholding taxes	(4,629)	(4,011)
Proceeds from employee stock purchase plan	122	—
Common stock repurchased	(32,000)	(50,000)
Stock repurchase excise tax paid in current period	(922)	(341)
Net cash used in financing activities	(463,666)	(211,637)
Net (decrease) increase in cash and cash equivalents	(465,256)	228,845
Cash and cash equivalents at beginning of period	1,477,752	1,170,190
Cash and cash equivalents at end of period	$1,012,496	$1,399,035
Supplemental disclosures
Interest paid	$127,088	$153,752
Noncash investing and financing activities:
Available-for-sale securities purchases accrued but unpaid	—	14,000
Operating lease right-of-use assets obtained in exchange for new lease obligations	307	1,390
Transfers to loans and leases from loans held for sale	1,336	—
Obligation to fund low-income housing partnerships	13,376	41,121
Stock repurchase excise tax settled in subsequent period	241	426

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

2. Investment Securities

As of June 30, 2026 and December 31, 2025, investment securities consisted predominantly of the following investment categories:

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

As of June 30, 2026 and December 31, 2025, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
Residential - Government agency	$25,704	$419	$(1,086)	$25,037	$30,948	$498	$(1,079)	$30,367
Residential - Government-sponsored enterprises	925,419	1,102	(61,311)	865,210	933,206	3,115	(58,106)	878,215
Commercial - Government agency	230,216	—	(46,674)	183,542	237,192	—	(46,015)	191,177
Commercial - Government-sponsored enterprises	39,776	—	(754)	39,022	42,798	—	(1,199)	41,599
Commercial - Non-agency	258,824	735	(49)	259,510	128,464	589	(39)	129,014
Collateralized mortgage obligations:
Government agency	433,114	217	(39,041)	394,290	461,160	1,756	(36,640)	426,276
Government-sponsored enterprises	318,436	214	(34,938)	283,712	336,451	847	(34,302)	302,996
Collateralized loan obligations	44,348	28	—	44,376	76,497	92	—	76,589
Total available-for-sale securities	$2,275,837	$2,715	$(183,853)	$2,094,699	$2,246,716	$6,897	$(177,380)	$2,076,233

Government agency debt securities	$44,479	$—	$(3,629)	$40,850	$46,182	$—	$(3,235)	$42,947
Mortgage-backed securities:
Residential - Government agency	35,787	—	(4,431)	31,356	37,081	—	(4,462)	32,619
Residential - Government-sponsored enterprises	83,559	—	(10,798)	72,761	86,681	—	(10,661)	76,020
Commercial - Government agency	30,162	—	(7,289)	22,873	30,796	—	(7,537)	23,259
Commercial - Government-sponsored enterprises	1,072,102	—	(102,683)	969,419	1,088,838	227	(95,314)	993,751
Collateralized mortgage obligations:
Government agency	787,083	—	(94,631)	692,452	823,423	—	(84,609)	738,814
Government-sponsored enterprises	1,303,309	—	(147,942)	1,155,367	1,365,087	—	(135,145)	1,229,942
Debt securities issued by states and political subdivisions	55,203	—	(4,806)	50,397	54,994	—	(3,571)	51,423
Total held-to-maturity securities	$3,411,684	$—	$(376,209)	$3,035,475	$3,533,082	$227	$(344,534)	$3,188,775

Accrued interest receivable related to available-for-sale investment securities was $5.0 million and $5.5 million as of June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable related to held-to-maturity investment securities was $5.9 million and $6.1 million as June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls of investment securities were $15.3 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Proceeds from calls of investment securities were $27.9 million and $40.6 million for the six months ended June 30, 2026 and 2025, respectively. There were no sales of investment securities for both the three and six months ended June 30, 2026 and 2025.

Interest income from taxable investment securities was $28.0 million and $25.7 million for the three months ended June 30, 2026 and 2025, respectively, and $54.8 million and $52.4 million for the six months ended June 30, 2026 and 2025 respectively. Interest income from non-taxable investment securities was $3.0 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively, and $6.1 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively.

The amortized cost and fair value of debt securities issued by government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of June 30, 2026, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	June 30, 2026
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	82,936	83,458
Due after five years through ten years	36,225	36,246
Due after ten years	184,011	184,182
	303,172	303,886

Mortgage-backed securities:
Residential - Government agency	25,704	25,037
Residential - Government-sponsored enterprises	925,419	865,210
Commercial - Government agency	230,216	183,542
Commercial - Government-sponsored enterprises	39,776	39,022
Total mortgage-backed securities	1,221,115	1,112,811
Collateralized mortgage obligations:
Government agency	433,114	394,290
Government-sponsored enterprises	318,436	283,712
Total collateralized mortgage obligations	751,550	678,002
Total available-for-sale securities	$2,275,837	$2,094,699

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	61,397	56,930
Due after ten years	38,285	34,317
	99,682	91,247

Mortgage-backed securities:
Residential - Government agency	35,787	31,356
Residential - Government-sponsored enterprises	83,559	72,761
Commercial - Government agency	30,162	22,873
Commercial - Government-sponsored enterprises	1,072,102	969,419
Total mortgage-backed securities	1,221,610	1,096,409
Collateralized mortgage obligations:
Government agency	787,083	692,452
Government-sponsored enterprises	1,303,309	1,155,367
Total collateralized mortgage obligations	2,090,392	1,847,819
Total held-to-maturity securities	$3,411,684	$3,035,475

At June 30, 2026, pledged securities totaled $4.0 billion, of which $2.3 billion was pledged to secure borrowing capacity, $1.6 billion was pledged to secure public deposits and $40.3 million was pledged to secure other financial transactions. At December 31, 2025, pledged securities totaled $4.2 billion, of which $2.4 billion was pledged to secure borrowing capacity, $1.8 billion was pledged to secure public deposits and $52.6 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of June 30, 2026 and December 31, 2025.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 153 and 137 individual securities in each category have been in a continuous loss position as of June 30, 2026 and December 31, 2025, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,086)	$7,855	$(1,086)	$7,855
Residential - Government-sponsored enterprises	(2,566)	202,269	(58,745)	496,773	(61,311)	699,042
Commercial - Government agency	—	—	(46,674)	183,542	(46,674)	183,542
Commercial - Government-sponsored enterprises	—	—	(754)	39,022	(754)	39,022
Commercial - Non-agency	(23)	14,482	(26)	7,018	(49)	21,500
Collateralized mortgage obligations:
Government agency	(498)	81,179	(38,543)	267,192	(39,041)	348,371
Government-sponsored enterprises	(586)	37,799	(34,352)	216,802	(34,938)	254,601
Total available-for-sale securities with unrealized losses	$(3,673)	$335,729	$(180,180)	$1,218,204	$(183,853)	$1,553,933

	Time in Continuous Loss as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,079)	$8,304	$(1,079)	$8,304
Residential - Government-sponsored enterprises	(509)	70,705	(57,597)	545,262	(58,106)	615,967
Commercial - Government agency	—	—	(46,015)	191,177	(46,015)	191,177
Commercial - Government-sponsored enterprises	—	—	(1,199)	41,599	(1,199)	41,599
Commercial - Non-agency	(39)	14,475	—	—	(39)	14,475
Collateralized mortgage obligations:
Government agency	—	—	(36,640)	287,275	(36,640)	287,275
Government-sponsored enterprises	(183)	18,296	(34,119)	232,210	(34,302)	250,506
Total available-for-sale securities with unrealized losses	$(731)	$103,476	$(176,649)	$1,305,827	$(177,380)	$1,409,303

At June 30, 2026 and December 31, 2025, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of June 30, 2026 and December 31, 2025, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of June 30, 2026 and December 31, 2025, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and six months ended June 30, 2026 and for the year ended December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 7% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. For investment securities issued by the U.S. government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations, debt securities issued by local state and political subdivisions and non-agency commercial mortgage-backed securities, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of June 30, 2026 or December 31, 2025.

3. Loans and Leases

As of June 30, 2026 and December 31, 2025, loans and leases were comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commercial and industrial	$2,339,882	$2,171,333
Commercial real estate	4,783,130	4,590,326
Construction	731,766	808,275
Residential:
Residential mortgage	4,044,207	4,096,300
Home equity line	1,181,396	1,178,527
Total residential	5,225,603	5,274,827
Consumer	1,046,461	1,025,838
Lease financing	450,457	441,930
Total loans and leases	$14,577,299	$14,312,529

Outstanding loan balances are reported net of deferred loan costs and fees of $54.5 million and $53.9 million at June 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable related to loans and leases was $65.7 million and $65.9 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of June 30, 2026, residential real estate loans and commercial real estate loans totaling $5.1 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $10.1 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively.

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

4. Allowance for Credit Losses

The Company maintains the allowance for credit losses for loans and leases (the “ACL”) that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. At June 30, 2026, the ACL was $168.1 million, a nominal decrease of $0.4 million from the December 31, 2025 balance of $168.5 million. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases. The economic outlook used to calculate the ACL as of June 30, 2026 remained relatively stable compared to December 31, 2025. While management utilizes its best judgment and information available, the ultimate appropriateness of the ACL is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company also maintains an estimated reserve for unfunded commitments included in other liabilities on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

The Company’s methodology is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2026.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$23,890	$37,965	$7,240	$2,732	$37,404	$14,728	$45,359	$169,318
Charge-offs	(769)	—	—	—	—	(23)	(5,490)	(6,282)
Recoveries	281	—	—	—	16	28	1,820	2,145
Provision (benefit)	(4,614)	984	710	(268)	(974)	569	6,468	2,875
Balance at end of period	$18,788	$38,949	$7,950	$2,464	$36,446	$15,302	$48,157	$168,056

	Six Months Ended June 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,833	$38,757	$7,605	$2,778	$36,384	$15,192	$46,919	$168,468
Charge-offs	(3,394)	—	—	—	—	(23)	(10,334)	(13,751)
Recoveries	547	—	—	3	29	67	4,068	4,714
Provision (benefit)	802	192	345	(317)	33	66	7,504	8,625
Balance at end of period	$18,788	$38,949	$7,950	$2,464	$36,446	$15,302	$48,157	$168,056

	Three Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$17,992	$39,370	$9,511	$2,344	$34,374	$10,270	$52,751	$166,612
Charge-offs	(688)	—	—	(82)	—	(16)	(4,543)	(5,329)
Recoveries	196	—	—	—	109	32	1,705	2,042
Provision (benefit)	2,561	(106)	(566)	81	3,482	904	(1,856)	4,500
Balance at end of period	$20,061	$39,264	$8,945	$2,343	$37,965	$11,190	$48,057	$167,825

	Six Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(2,147)	—	—	(82)	—	(30)	(9,568)	(11,827)
Recoveries	599	251	—	—	129	96	3,684	4,759
Provision (benefit)	5,277	(1,611)	375	156	(1,394)	919	10,778	14,500
Balance at end of period	$20,061	$39,264	$8,945	$2,343	$37,965	$11,190	$48,057	$167,825

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,299	$1,120	$10,022	$—	$37	$16,431	$38	$34,947
Provision (benefit)	591	244	2,033	—	(24)	(102)	(17)	2,725
Balance at end of period	$7,890	$1,364	$12,055	$—	$13	$16,329	$21	$37,672

	Six Months Ended June 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,859	$1,220	$9,772	$—	$44	$16,771	$31	$35,697
Provision (benefit)	31	144	2,283	—	(31)	(442)	(10)	1,975
Balance at end of period	$7,890	$1,364	$12,055	$—	$13	$16,329	$21	$37,672

	Three Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,826	$1,135	$7,579	$—	$87	$15,681	$39	$33,347
Provision (benefit)	(334)	(132)	(176)	—	(66)	724	(16)	—
Balance at end of period	$8,492	$1,003	$7,403	$—	$21	$16,405	$23	$33,347

	Six Months Ended June 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision (benefit)	380	—	(415)	—	18	512	5	500
Balance at end of period	$8,492	$1,003	$7,403	$—	$21	$16,405	$23	$33,347

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of June 30, 2026 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$121,498	$265,147	$116,522	$63,411	$57,461	$302,522	$1,229,183	$30,382	$2,186,126
Special Mention	439	6,038	692	1,689	2,473	807	8,308	—	20,446
Substandard	145	687	2,334	376	2,998	18,736	15,143	—	40,419
Other (1)	11,798	14,486	7,222	3,453	2,601	1,743	51,588	—	92,891
Total Commercial and Industrial	133,880	286,358	126,770	68,929	65,533	323,808	1,304,222	30,382	2,339,882
Current period gross charge-offs	—	84	46	—	10	1,392	1,862	—	3,394

Commercial Real Estate
Risk rating:
Pass	439,619	723,674	369,595	404,872	658,129	1,814,129	117,006	6,353	4,533,377
Special Mention	—	—	3,623	1,652	104,548	71,474	2,376	—	183,673
Substandard	969	—	5,309	695	37,564	16,219	5,207	—	65,963
Other (1)	—	—	—	—	—	117	—	—	117
Total Commercial Real Estate	440,588	723,674	378,527	407,219	800,241	1,901,939	124,589	6,353	4,783,130
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction
Risk rating:
Pass	55,488	124,793	219,701	61,476	169,561	31,308	44,234	—	706,561
Substandard	—	—	—	—	—	904	—	—	904
Other (1)	3,050	7,895	5,419	3,773	1,723	1,762	679	—	24,301
Total Construction	58,538	132,688	225,120	65,249	171,284	33,974	44,913	—	731,766
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	94,390	63,777	77,896	84,839	35,648	92,657	—	—	449,207
Special Mention	—	—	77	419	74	—	—	—	570
Substandard	—	—	680	—	—	—	—	—	680
Total Lease Financing	94,390	63,777	78,653	85,258	35,722	92,657	—	—	450,457
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Commercial Lending	$727,396	$1,206,497	$809,070	$626,655	$1,072,780	$2,352,378	$1,473,724	$36,735	$8,305,235
Current period gross charge-offs	$—	$84	$46	$—	$10	$1,392	$1,862	$—	$3,394

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$118,185	$192,744	$132,076	$163,841	$426,056	$2,240,745	$—	$—	$3,273,647
680 - 739	13,300	21,120	19,686	27,538	62,622	267,910	—	—	412,176
620 - 679	6,310	3,842	5,882	4,488	28,030	68,426	—	—	116,978
550 - 619	—	2,487	1,953	1,251	2,653	22,325	—	—	30,669
Less than 550	—	—	—	1,143	3,504	14,639	—	—	19,286
No Score (3)	7,172	6,764	3,098	4,753	15,334	49,997	—	—	87,118
Other (2)	2,645	22,254	7,104	11,039	13,174	40,616	7,501	—	104,333
Total Residential Mortgage	147,612	249,211	169,799	214,053	551,373	2,704,658	7,501	—	4,044,207
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	938,399	343	938,742
680 - 739	—	—	—	—	—	—	171,860	1,294	173,154
620 - 679	—	—	—	—	—	—	42,343	785	43,128
550 - 619	—	—	—	—	—	—	13,793	624	14,417
Less than 550	—	—	—	—	—	—	11,162	30	11,192
No Score (3)	—	—	—	—	—	—	763	—	763
Total Home Equity Line	—	—	—	—	—	—	1,178,320	3,076	1,181,396
Current period gross charge-offs	—	—	—	—	—	—	23	—	23

Total Residential Lending	$147,612	$249,211	$169,799	$214,053	$551,373	$2,704,658	$1,185,821	$3,076	$5,225,603
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$23	$—	$23

Consumer Lending
FICO:
740 and greater	$60,328	$93,986	$54,390	$34,205	$35,359	$12,947	$99,798	$56	$391,069
680 - 739	49,967	75,396	37,212	20,373	17,060	7,497	85,511	556	293,572
620 - 679	30,116	38,437	16,008	9,023	9,299	4,877	51,080	896	159,736
550 - 619	6,036	12,294	8,393	5,766	5,734	3,529	17,345	845	59,942
Less than 550	1,239	5,754	4,578	2,826	2,807	1,750	5,927	537	25,418
No Score (3)	2,691	332	4	22	—	15	35,963	165	39,192
Other (2)	201	3,921	—	—	—	1,485	71,925	—	77,532
Total Consumer Lending	$150,578	$230,120	$120,585	$72,215	$70,259	$32,100	$367,549	$3,055	$1,046,461
Current period gross charge-offs	$60	$1,689	$1,147	$827	$532	$1,262	$4,447	$370	$10,334

Total Loans and Leases	$1,025,586	$1,685,828	$1,099,454	$912,923	$1,694,412	$5,089,136	$3,027,094	$42,866	$14,577,299
Current period gross charge-offs	$60	$1,773	$1,193	$827	$542	$2,654	$6,332	$370	$13,751
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of June 30, 2026, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of June 30, 2026, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$196,591	$146,779	$188,885	$455,130	$881,320	$1,479,533	$—	$—	$3,348,238
680 - 739	21,211	19,044	26,493	57,219	94,557	171,825	—	—	390,349
620 - 679	7,054	2,100	5,535	24,857	23,888	51,817	—	—	115,251
550 - 619	—	721	1,188	3,126	6,334	14,464	—	—	25,833
Less than 550	—	1,968	887	3,000	4,653	9,415	—	—	19,923
No Score (3)	8,082	5,093	5,384	15,829	9,523	44,549	—	—	88,460
Other (2)	20,152	7,771	11,625	13,530	13,640	32,144	9,384	—	108,246
Total Residential Mortgage	253,090	183,476	239,997	572,691	1,033,915	1,803,747	9,384	—	4,096,300
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	939,884	1,068	940,952
680 - 739	—	—	—	—	—	—	171,306	1,520	172,826
620 - 679	—	—	—	—	—	—	40,928	637	41,565
550 - 619	—	—	—	—	—	—	13,464	843	14,307
Less than 550	—	—	—	—	—	—	8,069	71	8,140
No Score (3)	—	—	—	—	—	—	737	—	737
Total Home Equity Line	—	—	—	—	—	—	1,174,388	4,139	1,178,527
Current period gross charge-offs	—	—	—	—	—	—	30	—	30

Total Residential Lending	$253,090	$183,476	$239,997	$572,691	$1,033,915	$1,803,747	$1,183,772	$4,139	$5,274,827
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30

Consumer Lending
FICO:
740 and greater	$113,519	$65,981	$42,560	$49,118	$20,240	$4,462	$102,761	$110	$398,751
680 - 739	86,088	47,861	28,552	24,684	10,429	2,974	87,662	529	288,779
620 - 679	44,816	20,455	11,809	11,804	5,695	2,379	50,406	963	148,327
550 - 619	9,253	8,439	6,414	7,503	3,497	2,004	16,764	832	54,706
Less than 550	2,491	4,263	3,213	3,809	1,948	1,287	5,745	498	23,254
No Score (3)	1,775	5	40	5	—	22	36,868	156	38,871
Other (2)	4,536	—	—	—	547	1,009	67,058	—	73,150
Total Consumer Lending	$262,478	$147,004	$92,588	$96,923	$42,356	$14,137	$367,264	$3,088	$1,025,838
Current period gross charge-offs	$802	$2,494	$1,693	$1,873	$947	$2,425	$8,367	$872	$19,473

Total Loans and Leases	$1,806,056	$1,067,419	$1,031,315	$1,888,340	$1,923,019	$3,773,221	$2,794,869	$28,290	$14,312,529
Current period gross charge-offs	$803	$3,326	$2,468	$2,420	$1,354	$5,225	$8,428	$872	$24,896
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of December 31, 2025, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of December 31, 2025, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

There were no loans and leases graded as Doubtful or Loss as of both June 30, 2026 and December 31, 2025.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of June 30, 2026 and December 31, 2025, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	June 30, 2026
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$8,313	$1,070	$3,393	$12,776	$2,327,106	$2,339,882	$249
Commercial real estate	752	2,941	628	4,321	4,778,809	4,783,130	—
Construction	160	1,420	904	2,484	729,282	731,766	—
Lease financing	—	—	565	565	449,892	450,457	—
Residential mortgage	14,804	4,890	12,119	31,813	4,012,394	4,044,207	771
Home equity line	3,565	2,444	5,839	11,848	1,169,548	1,181,396	—
Consumer	12,476	5,690	3,073	21,239	1,025,222	1,046,461	3,073
Total	$40,070	$18,455	$26,521	$85,046	$14,492,253	$14,577,299	$4,093

	December 31, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$3,009	$7,756	$685	$11,450	$2,159,883	$2,171,333	$318
Commercial real estate	798	18	436	1,252	4,589,074	4,590,326	—
Construction	2,420	—	1,065	3,485	804,790	808,275	—
Lease financing	135	30	570	735	441,195	441,930	—
Residential mortgage	18,387	6,522	8,133	33,042	4,063,258	4,096,300	55
Home equity line	5,928	1,642	4,878	12,448	1,166,079	1,178,527	—
Consumer	13,935	3,995	2,984	20,914	1,004,924	1,025,838	2,984
Total	$44,612	$19,963	$18,751	$83,326	$14,229,203	$14,312,529	$3,357

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

The amortized cost basis of loans and leases on nonaccrual status as of June 30, 2026 and December 31, 2025 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$1,405	$4,054
Commercial real estate	2,252	2,879
Construction	1,627	1,788
Lease financing	—	680
Residential mortgage	10,322	18,675
Home equity line	1,685	11,425
Total Nonaccrual Loans and Leases	$17,291	$39,501

	December 31, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$8,805
Commercial real estate	2,397	3,007
Construction	1,627	1,788
Lease financing	—	734
Residential mortgage	5,703	16,423
Home equity line	856	10,271
Total Nonaccrual Loans and Leases	$10,583	$41,028

For the three and six months ended June 30, 2026, the Company recognized interest income of $0.2 million and $0.3 million, respectively, on nonaccrual loans and leases. For the three and six months ended June 30, 2025, the Company recognized interest income of $0.2 million and $0.6 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and six months ended June 30, 2026, the amount of accrued interest receivables written off by reversing interest income was $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2025, the amount of accrued interest receivables written off by reversing interest income was $0.4 million and $0.7 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of June 30, 2026 and December 31, 2025, the amortized cost basis of collateral-dependent loans were $22.2 million and $37.7 million, respectively. As of June 30, 2026 and December 31, 2025, these loans were primarily collateralized by residential real estate property, commercial real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of June 30, 2026 and 2025, related to loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025, respectively:

	Interest Rate Reduction
	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$414	0.04%		$771	0.07%
Total	$414	n/m	%	$771	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Interest Rate Reduction
	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$544	0.05%		$1,052	0.10%
Total	$544	n/m	%	$1,052	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$74	n/m	%	$238	0.01%
Residential mortgage	—	—		253	n/m
Consumer	71	n/m		141	0.01
Total	$145	n/m	%	$632	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Amortized	% of Total Class	Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable	Cost Basis(1)	of Financing Receivable
Commercial and industrial	$731	0.03%	$9,620	0.41%
Commercial real estate	940	0.02	1,138	0.03
Construction	904	0.10	904	0.10
Residential mortgage	714	0.02	714	0.02
Consumer	500	0.05	579	0.06
Total	$3,789	0.03%	$12,955	0.09%
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%		$1,005	0.02%
Residential mortgage	1,184	0.03		1,184	0.03
Total	$1,184	n/m	%	$2,189	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

There were no loan modifications to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an other-than-insignificant payment delay during both the three and six months ended June 30, 2026.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Consumer	Reduced weighted-average contractual interest rate by 13.52%.	Reduced weighted-average contractual interest rate by 13.57%.

Interest Rate Reduction
Financial Effect
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Consumer	Reduced weighted-average contractual interest rate by 12.98%.	Reduced weighted-average contractual interest rate by 13.04%.

Term Extension
Financial Effect
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Commercial and industrial	Added a weighted-average 4.9 years to the life of loans.	Added a weighted-average 4.9 years to the life of loans.
Residential mortgage	—	Added a weighted-average 2.0 years to the life of loans.
Consumer	Added a weighted-average 4.8 years to the life of loans.	Added a weighted-average 4.9 years to the life of loans.

Term Extension
Financial Effect
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commercial and industrial	Added a weighted-average 2.0 years to the life of loans.	Added a weighted-average 0.6 years to the life of loans.
Commercial real estate	Added a weighted-average 0.2 years to the life of loans.	Added a weighted-average 0.3 years to the life of loans.
Construction	Added a weighted-average 0.2 years to the life of loans.	Added a weighted-average 0.2 years to the life of loans.
Residential mortgage	Added a weighted-average 0.3 years to the life of loans.	Added a weighted-average 0.3 years to the life of loans.
Consumer	Added a weighted-average 0.1 years to the life of loans.	Added a weighted-average 0.7 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commercial real estate	—	Deferred a weighted-average of $209 thousand in loan payments.
Residential mortgage	Deferred a weighted-average of $65 thousand in loan payments.	Deferred a weighted-average of $65 thousand in loan payments.

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis, as of June 30, 2026 and 2025, of loans that had a payment default during the three and six months ended June 30, 2026 and 2025, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial and industrial	$—	$570	$—	$—	$594	$—
Residential mortgage	—	—	—	—	253	—
Consumer	238	—	—	347	—	—
Total	$238	$570	$—	$347	$847	$—
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial and industrial	$—	$57	$—	$—	$128	$—
Construction	—	904	—	—	904	—
Residential mortgage	—	299	549	—	608	549
Home equity line	—	—	—	—	—	—
Consumer	410	4	—	501	20	—
Total	$410	$1,264	$549	$501	$1,660	$549
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of June 30, 2026 and 2025, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	June 30, 2026
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$86	$—	$—	$86	$414	$500
Residential mortgage	—	—	—	—	1,600	1,600
Consumer	122	47	42	211	1,321	1,532
Total	$208	$47	$42	$297	$3,335	$3,632

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

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.8 billion and $6.9 billion as of June 30, 2026 and December 31, 2025, respectively. Of the $6.8 billion at June 30, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the six months ended June 30, 2026. Of the $6.9 billion at December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension or other-than-insignificant payment delay during the year ended December 31, 2025.

Foreclosed Property

As of both June 30, 2026 and December 31, 2025, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2026 and 2025, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of $2.2 million was transferred into new policies during both the three and six months ended June 30, 2026. Cash surrender value of $81.6 million and $81.7 million were transferred into new policies during the three and six months ended June 30, 2025, respectively. No gain or loss was recognized as part of these exchanges.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which were $1.1 billion as of both June 30, 2026 and December 31, 2025. Servicing fees include contractually specified fees, late charges and ancillary fees and were $0.7 million for both three months ended June 30, 2026 and 2025, and $1.4 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

Amortization of mortgage servicing rights (“MSRs”) were $0.2 million for both three months ended June 30, 2026 and 2025, and $0.4 million for both six months ended June 30, 2026 and 2025. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$595
One to two years	529
Two to three years	472
Three to four years	419
Four to five years	373

The details of the Company’s MSRs are presented below:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Gross carrying amount	$70,202	$70,096
Less: accumulated amortization	65,900	65,458
Net carrying value	$4,302	$4,638

The following table presents changes in amortized MSRs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$4,470	$4,926	$4,638	$5,078
Originations	60	53	106	104
Amortization	(228)	(151)	(442)	(354)
Balance at end of period	$4,302	$4,828	$4,302	$4,828
Fair value of amortized MSRs at beginning of period	$12,016	$13,357	$12,364	$13,404
Fair value of amortized MSRs at end of period	$12,216	$13,042	$12,216	$13,042

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and six months ended June 30, 2026 and 2025.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	6.28%	-	6.76%	6.63%	6.31%	-	7.00%	6.83%
Life in years (of the MSR)	6.06	-	7.06	6.96	6.18	-	7.09	6.93
Weighted-average coupon rate	3.78%	-	4.10%	3.84%	3.77%	-	4.10%	3.84%
Discount rate	10.39%	-	10.48%	10.43%	10.37%	-	10.45%	10.40%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $297.8 million and $302.3 million in affordable housing and other tax credit investment partnership interests as of June 30, 2026 and December 31, 2025, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $8.9 million and $7.6 million during the three months ended June 30, 2026 and 2025, respectively, and $17.9 million and $15.2 million during the six months ended June 30, 2026 and 2025, respectively. The affordable housing tax credits and other benefits recognized were $12.0 million and $9.6 million during the three months ended June 30, 2026 and 2025, respectively, and $23.9 million and $19.3 million during the six months ended June 30, 2026 and 2025, respectively, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $145.2 million and $153.3 million as of June 30, 2026 and December 31, 2025, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits and borrowing capacity as of June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Public deposits	$1,591,568	$1,791,182
Federal Home Loan Bank	5,121,384	4,891,682
Federal Reserve Bank	3,959,082	3,970,029
Total	$10,672,034	$10,652,893

As of June 30, 2026 and December 31, 2025, the borrowing capacity with the FHLB was $3.6 billion and $3.3 billion, respectively. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both June 30, 2026 and December 31, 2025. As of both June 30, 2026 and December 31, 2025, the Company had an undrawn line of credit of $3.3 billion, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both June 30, 2026 and December 31, 2025.

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of June 30, 2026 and December 31, 2025. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of June 30, 2026 and December 31, 2025, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
U.S.:
Interest-bearing	$12,186,302	$12,502,417
Noninterest-bearing	5,642,865	5,794,973
Foreign:
Interest-bearing	1,520,090	1,465,959
Noninterest-bearing	804,924	752,319
Total deposits	$20,154,181	$20,515,668

The following table presents the maturity distribution of time certificates of deposit as of June 30, 2026:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$841,935	$663,333	$1,505,268
Over three through six months	675,242	441,842	1,117,084
Over six through twelve months	351,639	252,414	604,053
One to two years	19,098	4,355	23,453
Two to three years	14,561	1,195	15,756
Three to four years	7,465	6,378	13,843
Four to five years	8,469	541	9,010
Thereafter	172	1,025	1,197
Total	$1,918,581	$1,371,083	$3,289,664

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.5 billion as of June 30, 2026 and December 31, 2025, respectively. Overdrawn deposit accounts are classified as loans and totaled $2.8 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively.

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

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2026	$(508,386)	$135,639	$(372,747)
Three months ended June 30, 2026
Investment securities:
Unrealized net gains arising during the period	9,650	(2,575)	7,075
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	9,704	(2,588)	7,116
Net change in investment securities	19,354	(5,163)	14,191
Cash flow derivative hedges:
Unrealized net losses arising during the period	(30)	8	(22)
Amounts excluded from the assessment of hedge effectiveness	(1,671)	456	(1,215)
Net change in cash flow derivative hedges	(1,701)	464	(1,237)
Other comprehensive income	17,653	(4,699)	12,954
Accumulated other comprehensive loss at June 30, 2026	$(490,733)	$130,940	$(359,793)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2025	$(502,104)	$133,964	$(368,140)
Six months ended June 30, 2026
Investment securities:
Unrealized net losses arising during the period	(10,655)	2,842	(7,813)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	23,618	(6,300)	17,318
Net change in investment securities	12,963	(3,458)	9,505
Cash flow derivative hedges:
Unrealized net losses arising during the period	(75)	20	(55)
Amounts excluded from the assessment of hedge effectiveness	(1,517)	414	(1,103)
Net change in cash flow derivative hedges	(1,592)	434	(1,158)
Other comprehensive income	11,371	(3,024)	8,347
Accumulated other comprehensive loss at June 30, 2026	$(490,733)	$130,940	$(359,793)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at March 31, 2025	$(591,574)	$157,805	$(433,769)
Three months ended June 30, 2025
Investment securities:
Unrealized net gains arising during the period	26,354	(7,030)	19,324
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	9,982	(2,663)	7,319
Net change in investment securities	36,336	(9,693)	26,643
Cash flow derivative hedges:
Unrealized net gains arising during the period	113	(29)	84
Amounts excluded from the assessment of hedge effectiveness	47	(13)	34
Net change in cash flow derivative hedges	160	(42)	118
Other comprehensive income	36,496	(9,735)	26,761
Accumulated other comprehensive loss at June 30, 2025	$(555,078)	$148,070	$(407,008)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Six months ended June 30, 2025
Investment securities:
Unrealized net gains arising during the period	57,717	(15,395)	42,322
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	19,639	(5,239)	14,400
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	77,319	(20,624)	56,695
Cash flow derivative hedges:
Unrealized net gains arising during the period	349	(92)	257
Amounts excluded from the assessment of hedge effectiveness	47	(13)	34
Net change in cash flow derivative hedges	396	(105)	291
Other comprehensive income	77,715	(20,729)	56,986
Accumulated other comprehensive loss at June 30, 2025	$(555,078)	$148,070	$(407,008)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended June 30, 2026
Balance at beginning of period	$(4,290)	$(139,895)	$(228,098)	$(464)	$(372,747)
Other comprehensive income (loss)	—	7,075	7,116	(1,237)	12,954
Balance at end of period	$(4,290)	$(132,820)	$(220,982)	$(1,701)	$(359,793)

Six Months Ended June 30, 2026
Balance at beginning of period	$(4,290)	$(125,007)	$(238,300)	$(543)	$(368,140)
Other comprehensive (loss) income	—	(7,813)	17,318	(1,158)	8,347
Balance at end of period	$(4,290)	$(132,820)	$(220,982)	$(1,701)	$(359,793)

Three Months Ended June 30, 2025
Balance at beginning of period	$(1,879)	$(170,558)	$(261,420)	$88	$(433,769)
Other comprehensive income	—	19,324	7,319	118	26,761
Balance at end of period	$(1,879)	$(151,234)	$(254,101)	$206	$(407,008)

Six Months Ended June 30, 2025
Balance at beginning of period	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive income	—	42,295	14,400	291	56,986
Balance at end of period	$(1,879)	$(151,234)	$(254,101)	$206	$(407,008)

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

The table below sets forth those ratios at June 30, 2026 and December 31, 2025:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
June 30, 2026:
Common equity tier 1 capital to risk-weighted assets	$2,189,274	13.27%	$2,183,260	13.23%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,189,274	13.27%	2,183,260	13.23%	6.00%	8.00%
Total capital to risk-weighted assets	2,395,002	14.52%	2,388,988	14.48%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,189,274	9.46%	2,183,260	9.44%	4.00%	5.00%

December 31, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,142,013	13.17%	$2,129,855	13.10%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,142,013	13.17%	2,129,855	13.10%	6.00%	8.00%
Total capital to risk-weighted assets	2,345,269	14.42%	2,333,149	14.35%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,142,013	9.27%	2,129,855	9.22%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of June 30, 2026, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since June 30, 2026, to change the capital adequacy category of the Company or the Bank.

In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock during 2026. Under this plan, the Company repurchased 1,307,738 shares at a total cost of $32.0 million during the six months ended June 30, 2026. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In July 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on August 28, 2026 to shareholders of record at the close of business on August 17, 2026.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$58,125	$8,529	$—	$60,000	$7,470	$—
Interest rate collars	100,000	—	(16)	100,000	59	—
Interest rate floors	900,000	3,099	—	300,000	1,665	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,938,125	10,172	(10,172)	3,018,578	12,328	(12,328)
Visa derivative	53,174	—	(2,300)	69,748	—	(2,300)
Foreign exchange contracts	704	—	—	807	—	—
(1)	The positive fair values of derivative assets are included in other assets.
(2)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate derivatives noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of both June 30, 2026 and December 31, 2025, the amount of initial margin cash collateral posted by the Company was nil. As of both June 30, 2026 and December 31, 2025, the variation margin was nil.

As of June 30, 2026, the Company pledged nil in cash and received $20.2 million in cash as collateral for interest rate derivatives. As of December 31, 2025, the Company pledged nil in cash and received $10.5 million in cash as collateral for interest rate derivatives. As of June 30, 2026 and December 31, 2025, the cash collateral includes the excess initial margin for interest rate derivatives cleared through clearinghouses and cash collateral for interest rate derivatives with financial institution counterparties.

As of June 30, 2026 and December 31, 2025, the Company received $24.4 million and $22.5 million, respectively, in securities collateral for interest rate derivatives, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At June 30, 2026 and December 31, 2025, the Company carried one interest rate swap with a notional amount of $58.1 million and $60.0 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of June 30, 2026 and December 31, 2025, the interest rate swap had a positive fair value of $8.5 million and $7.5 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and six months ended June 30, 2026 and 2025:

	Gains (losses) recognized in	Three Months Ended		Six Months Ended
	the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2026	2025	2026	2025
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$1,571	$68	$1,059	$132
Recognized on hedged item	Loans and lease financing	(1,574)	(68)	(1,060)	(130)

As of June 30, 2026 and December 31, 2025, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$49,791	$52,491	$(8,334)	$(7,509)

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

As of June 30, 2026 and December 31, 2025, the Company carried one interest rate collar with a notional amount of $100.0 million. As of June 30, 2026, the interest rate collar had a negative fair value of nil. As of December 31, 2025, the interest rate collar had a positive fair value of $0.1 million. The collar matures in 2027. The interest rate collar had a floor strike rate of 2.00% and a cap strike rate of 5.64%.

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

During the six months ended June 30, 2026, the Company executed six additional interest rate floors with notional amounts totaling $600.0 million and paid premiums totaling $3.8 million. Three of these floors were executed during the three months ended March 31, 2026. The other three floors were executed during the three months ended June 30, 2026 with notional amounts totaling $300.0 million and premiums paid totaling $1.6 million. The interest rate floors executed during the three and six months ended June 30, 2026 have a floor strike rate of 3.00% and will mature in 2029. As such, as of June 30, 2026, the Company carried nine interest rate floors with notional amounts totaling $900.0 million and a positive fair value of $3.1 million.

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

The following table summarizes the effect of cash flow hedging relationships for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Pretax net (losses) gains recognized in OCI - included component	$(30)	$113	$(75)	$349
Pretax net losses recognized in OCI - excluded component	(2,162)	(27)	(2,350)	(27)
Total pretax net (losses) gains recognized in OCI on cash flow derivative hedges	$(2,192)	$86	$(2,425)	$322

Pretax net losses (gains) reclassified from AOCI into income - included component(1)	$—	$—	$—	$—
Pretax net losses reclassified from AOCI into income - excluded component(1)	491	74	833	74
Total pretax net losses reclassified from AOCI into income(1)	$491	$74	$833	$74

(1) Losses (gains) are reclassified from AOCI into interest income from loans and lease financing.

The estimated net amount to be reclassified within the next 12 months out of AOCI into earnings is $2.2 million as a decrease to interest income from loans and lease financing. As of June 30, 2026, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

	Net losses recognized	Three Months Ended		Six Months Ended
	in the consolidated statements	June 30,		June 30,
(dollars in thousands)	of income line item	2026	2025	2026	2025
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$(9)	$—	$(20)
Visa derivative	Other noninterest income	(1,034)	(903)	(2,005)	(2,195)
Foreign exchange contracts	Other noninterest income	—	6	—	—

As of June 30, 2026, the Company carried multiple interest rate swaps with notional amounts totaling $2.9 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $10.2 million and a negative fair value of $10.2 million. The Company received floating rates ranging from 3.62% to 6.62% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between July 2026 and August 2046. As of December 31, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.3 million. The Company received floating rates ranging from 3.87% to 6.87% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during both the three and six months ended June 30, 2026 and 2025.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $1.0 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively and $1.1 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. In April 2026, a similar Exchange Offer was initiated that allowed Visa Class B shareholders to exchange their Visa Class B-1 and/or Visa Class B-2 stock for Visa Class B-3 and Visa Class C stock, which the buyer also elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-3 and Visa Class C shares in exchange for the 137,000 Class B-2 shares remaining after the initial exchange offer. Visa Class B-3 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.4953 and 4.0000, respectively. The Company took these exchanges into consideration when valuing the derivative liability (“Visa derivative”) at June 30, 2026 and December 31, 2025. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both June 30, 2026 and December 31, 2025, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 15. Fair Value” for more information.

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

The Company’s interest rate derivative agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate derivative collateral daily. Collateral for customer interest rate derivative agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three and six months ended June 30, 2026 and 2025.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both June 30, 2026 and December 31, 2025, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of June 30, 2026 and December 31, 2025, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $42.2 million and $86.4 million at June 30, 2026 and December 31, 2025, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.3 million at both June 30, 2026 and December 31, 2025. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of June 30, 2026 have maturities ranging from July 2026 to June 2028. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,554,288	$6,635,946
Standby letters of credit	252,591	252,166
Commercial letters of credit	2,366	2,040

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

Reorganization Transactions

On April 1, 2016, a series of reorganization transactions were undertaken to facilitate FHI’s initial public offering. In connection with the reorganization transactions, FHI distributed its interest in BancWest Holding Inc. (“BWHI”), including Bank of the West (“BOW”), to BNP Paribas (“BNPP”) so that BWHI was held directly by BNPP. As a result of the reorganization transactions that occurred on April 1, 2016, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the reorganization transactions when it was known as BancWest Corporation, including its then wholly owned subsidiary, BOW. Subsequent to the end of the second quarter, in July 2026, a settlement agreement related to certain of these uncertain tax liabilities was approved by the California Franchise Tax Board. As a result, the Company is expected to receive approximately $90.2 million from the settlement, which will be remitted to BNPP pursuant to a tax sharing agreement. The Company will also record an increase to other noninterest expense of approximately $24.3 million and a decrease to the provision for income taxes of approximately $31.0 million in the third quarter of 2026. These amounts are not reflected in the Company’s unaudited interim consolidated financial statements as of and for the quarter ended June 30, 2026, and will be recognized in the third quarter of 2026.

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

Disaggregation of Revenue

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The Company has reported its selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the three and six months ended June 30, 2026. The Company has recast the selected financial information for the three and six months ended June 30, 2025 in order to conform with the current presentation. See “Note 16. Reportable Operating Segments” for more information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments and Corporate/Other, for the periods indicated:

	Three Months Ended June 30, 2026
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$132,797	$45,102	$(6,906)	$170,993

Service charges on deposit accounts	7,011	1,188	117	8,316
Credit and debit card fees	—	13,862	972	14,834
Other service charges and fees	10,853	766	561	12,180
Trust and investment services income	9,074	—	—	9,074
Other	218	3,418	1,692	5,328
Not in scope of Topic 606(1)	1,955	2,219	6,375	10,549
Total noninterest income	29,111	21,453	9,717	60,281
Total revenue	$161,908	$66,555	$2,811	$231,274

	Six Months Ended June 30, 2026
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$262,917	$89,069	$(13,463)	$338,523

Service charges on deposit accounts	13,690	2,519	263	16,472
Credit and debit card fees	—	27,368	1,975	29,343
Other service charges and fees	21,233	1,387	1,112	23,732
Trust and investment services income	18,220	—	—	18,220
Other	555	5,226	2,552	8,333
Not in scope of Topic 606(1)	3,552	3,557	9,891	17,000
Total noninterest income	57,250	40,057	15,793	113,100
Total revenue	$320,167	$129,126	$2,330	$451,623
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended June 30, 2025
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$127,047	$42,628	$(6,092)	$163,583

Service charges on deposit accounts	6,631	1,090	109	7,830
Credit and debit card fees	—	14,375	965	15,340
Other service charges and fees	9,815	652	597	11,064
Trust and investment services income	9,154	—	—	9,154
Other	269	1,516	1,460	3,245
Not in scope of Topic 606(1)	1,885	1,406	4,034	7,325
Total noninterest income	27,754	19,039	7,165	53,958
Total revenue	$154,801	$61,667	$1,073	$217,541

	Six Months Ended June 30, 2025
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$253,503	$88,566	$(17,960)	$324,109

Service charges on deposit accounts	12,995	2,153	217	15,365
Credit and debit card fees	—	27,304	1,939	29,243
Other service charges and fees	18,659	1,226	1,112	20,997
Trust and investment services income	18,524	—	—	18,524
Other	471	2,953	2,411	5,835
Not in scope of Topic 606(1)	3,756	3,158	7,557	14,471
Total noninterest income	54,405	36,794	13,236	104,435
Total revenue	$307,908	$125,360	$(4,724)	$428,544
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and six months ended June 30, 2026 and 2025, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years, which are being amortized over the term of the respective contracts. As of June 30, 2026 and December 31, 2025, the Company had contract liabilities of $0.9 million and $1.3 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and six months ended June 30, 2026, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.5 million, respectively, due to the passage of time. For the three and six months ended June 30, 2025, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.3 million and $0.5 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2026 and December 31, 2025, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of June 30, 2026 and December 31, 2025. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

13. Earnings per Share

For the three and six months ended June 30, 2026, the Company made no adjustments to net income for the purpose of computing earnings per share and there were no antidilutive securities. For both the three and six months ended June 30, 2025, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 184,000 antidilutive securities. For the three and six months ended June 30, 2026 and 2025, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$73,375	$73,247	$141,159	$132,495

Denominator:
Basic: weighted-average shares outstanding	121,669,238	125,321,837	122,061,243	125,799,060
Add: weighted-average equity-based awards	670,598	511,227	768,895	694,509
Diluted: weighted-average shares outstanding	122,339,836	125,833,064	122,830,138	126,493,569

Basic earnings per share	$0.60	$0.58	$1.16	$1.05
Diluted earnings per share	$0.60	$0.58	$1.15	$1.05

14. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2026 and 2025:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2026	2025	2026	2025
Three Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$203	$169
Interest cost	Other noninterest expense	1,713	1,879	225	225
Expected return on plan assets	Other noninterest expense	(831)	(876)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	278	383	(218)	(301)
Total net periodic benefit cost		$1,160	$1,386	$210	$93

Six Months Ended June 30,
Service cost	Salaries and employee benefits	$—	$—	$406	$338
Interest cost	Other noninterest expense	3,425	3,759	449	450
Expected return on plan assets	Other noninterest expense	(1,662)	(1,752)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	556	766	(436)	(602)
Total net periodic benefit cost		$2,319	$2,773	$419	$186

Leases

The Company recognized operating lease income related to lease payments of $1.7 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company recognized $1.4 million of lease income related to variable lease payments for both the three months ended June 30, 2026 and 2025, and $2.9 million for both the six months ended June 30, 2026 and 2025.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares that were subsequently exchanged in a similar Exchange Offer. As a result, the buyer now holds a combination of Visa Class B-3 and Visa Class C shares, of which the Visa derivative’s notional is based on. Visa Class B-3 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.4953 and 4.0000, respectively. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both June 30, 2026 and December 31, 2025, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-3 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below:

	Fair Value Measurements as of June 30, 2026
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$25,037	$—	$25,037
Residential - Government-sponsored enterprises(1)	—	865,210	—	865,210
Commercial - Government agency	—	183,542	—	183,542
Commercial - Government-sponsored enterprises	—	39,022	—	39,022
Commercial - Non-agency	—	259,510	—	259,510
Collateralized mortgage obligations:
Government agency	—	394,290	—	394,290
Government-sponsored enterprises	—	283,712	—	283,712
Collateralized loan obligations	—	44,376	—	44,376
Total available-for-sale securities	—	2,094,699	—	2,094,699
Other assets(2)	581	21,800	—	22,381
Liabilities
Other liabilities(3)	—	(10,188)	(2,300)	(12,488)
Total	$581	$2,106,311	$(2,300)	$2,104,592

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$30,367	$—	$30,367
Residential - Government-sponsored enterprises(1)	—	878,215	—	878,215
Commercial - Government agency	—	191,177	—	191,177
Commercial - Government-sponsored enterprises	—	41,599	—	41,599
Commercial - Non-agency	—	129,014	—	129,014
Collateralized mortgage obligations:
Government agency	—	426,276	—	426,276
Government-sponsored enterprises	—	302,996	—	302,996
Collateralized loan obligations	—	76,589	—	76,589
Total available-for-sale securities	—	2,076,233	—	2,076,233
Other assets(2)	595	21,522	—	22,117
Liabilities
Other liabilities(3)	—	(12,328)	(2,300)	(14,628)
Total	$595	$2,085,427	$(2,300)	$2,083,722
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2026
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$612	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Collateral-dependent loans	373	Appraisal Value(1)	Discounts to reflect estimated selling costs	7% - 8%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.4953(2)	1.3565-1.4953
			Expected Term - 12 months(3)	n/m(3)
			Growth Rate - 17%(4)	-4% - 31%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$13,608	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5108(2)	1.3848-1.5108
			Expected Term - 6 months(3)	n/m(3)
			Growth Rate - 13%(4)	-11% - 28%
(1)	Fair value is generally determined through appraisals of the underlying collateral. The Company may also use another available source of collateral assessment, such as purchase offers, letters of intent, broker price opinions or real property tax assessment values, to determine a reasonable estimate of the fair value of the collateral.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(3)	The expected term was based on a claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(4)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and six months ended June 30, 2026 and 2025, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025 are summarized below:

	Visa Derivative
(dollars in thousands)	2026	2025
Three Months Ended June 30,
Balance as of April 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(1,034)	(903)
Settlements	1,034	903
Balance as of June 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of June 30,	$(1,034)	$(903)

Six Months Ended June 30,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(2,005)	(2,195)
Settlements	2,005	2,195
Balance as of June 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of June 30,	$(2,005)	$(2,195)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	June 30, 2026
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,012,496	$263,762	$748,734	$—	$1,012,496
Investment securities held-to-maturity	3,411,684	—	3,035,475	—	3,035,475
Loans(1)	14,126,842	—	—	13,629,349	13,629,349

Financial liabilities:
Time deposits(2)	$3,289,664	$—	$3,273,300	$—	$3,273,300

	December 31, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,477,752	$228,734	$1,249,018	$—	$1,477,752
Investment securities held-to-maturity	3,533,082	—	3,188,775	—	3,188,775
Loans held for sale	1,370	—	1,376	—	1,376
Loans(1)	13,870,599	—	—	13,356,550	13,356,550

Financial liabilities:
Time deposits(2)	$3,370,133	$—	$3,356,533	$—	$3,356,533
(1)	Excludes financing leases of $450.5 million at June 30, 2026 and $441.9 million at December 31, 2025.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $16.9 billion as of June 30, 2026 and $17.1 billion as of December 31, 2025.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of June 30, 2026 and December 31, 2025, the Company had $6.8 billion and $6.9 billion, respectively, of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $53.1 million and $49.7 million at June 30, 2026 and December 31, 2025, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

Collateral-dependent loans

Collateral-dependent loans are those for which repayment is expected to be provided substantially through the operation or sale of the collateral. These loans are measured at fair value on a nonrecurring basis using collateral values as a practical expedient. The fair values of collateral are primarily based on real estate appraisal reports prepared by third-party appraisers less estimated selling costs. The Company may also use another available source of collateral assessment, such as purchase offers, letters of intent, broker price opinions or real property tax assessment values, to determine a reasonable estimate of the fair value of the collateral. The fair value of other collateral such as business assets is typically ascertained by assessing inventory listings and borrower’s financial statements less estimated selling costs. The Company measures the estimated credit losses on collateral-dependent loans by performing a lower of cost or fair value analysis. If the estimated credit losses are determined by the value of the collateral, the net carrying amount is adjusted to fair value on a nonrecurring basis as Level 3 by recognizing an ACL.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2026
Collateral-dependent loans	$—	$—	$985
December 31, 2025
Collateral-dependent loans	$—	$—	$13,608

The Company recognized reductions in expected credit losses on collateral-dependent loans of $6.5 million and $4.1 million for the three and six months ended June 30, 2026, respectively. Total expected credit losses recognized on collateral-dependent loans were $0.7 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

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

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, the Company made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail Banking and Commercial Banking segments were reclassified among the segments and what is now Corporate/Other. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. The Company has reported its selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the three and six months ended June 30, 2026. The Company has recast the selected financial information for the three and six months ended June 30, 2025 in order to conform with the current presentation.

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

The following tables present selected business segment and Corporate/Other financial information for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30, 2026				June 30, 2026
	Retail	Commercial	Corporate/	Consolidated	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$84,849	$106,085	$41,433	$232,367	$168,862	$208,511	$84,692	$462,065
Intersegment interest allocations (1)	(62,800)	(74,868)	137,668	—	(125,401)	(147,026)	272,427	—
Total interest income	22,049	31,217	179,101	232,367	43,461	61,485	357,119	462,065

Interest expense	(44,032)	(14,402)	(2,940)	(61,374)	(88,239)	(29,421)	(5,882)	(123,542)
Intersegment interest allocations (1)	154,780	28,287	(183,067)	—	307,695	57,005	(364,700)	—
Total interest expense	110,748	13,885	(186,007)	(61,374)	219,456	27,584	(370,582)	(123,542)
Net interest income (expense)	132,797	45,102	(6,906)	170,993	262,917	89,069	(13,463)	338,523

Provision for credit losses	(1,236)	(1,639)	(2,725)	(5,600)	(3,706)	(4,919)	(1,975)	(10,600)
Net interest income (expense) after provision for credit losses	131,561	43,463	(9,631)	165,393	259,211	84,150	(15,438)	327,923

Noninterest income	29,111	21,453	9,717	60,281	57,250	40,057	15,793	113,100

Salaries and employee benefits	(26,261)	(4,894)	(31,221)	(62,376)	(52,783)	(9,905)	(63,778)	(126,466)
Contracted services and professional fees	(2,858)	(4,162)	(11,382)	(18,402)	(5,529)	(8,181)	(18,656)	(32,366)
Occupancy	(8,268)	(523)	889	(7,902)	(16,250)	(1,009)	1,541	(15,718)
Equipment	(1,407)	(498)	(12,658)	(14,563)	(2,852)	(974)	(25,518)	(29,344)
Card rewards program	—	(8,403)	—	(8,403)	—	(16,807)	—	(16,807)
Other segment items (2)	(32,615)	(655)	14,471	(18,799)	(70,565)	(2,536)	35,472	(37,629)
Noninterest expense	(71,409)	(19,135)	(39,901)	(130,445)	(147,979)	(39,412)	(70,939)	(258,330)

Income (loss) before (provision) benefit for income taxes	89,263	45,781	(39,815)	95,229	168,482	84,795	(70,584)	182,693
(Provision) benefit for income taxes	(21,021)	(8,957)	8,124	(21,854)	(40,165)	(16,590)	15,221	(41,534)
Net income (loss)	$68,242	$36,824	$(31,691)	$73,375	$128,317	$68,205	$(55,363)	$141,159

Other Segment Disclosures:
Depreciation and amortization (3)	$1,509	$38	$3,850	$5,397	$3,039	$84	$7,899	$11,022
Segment earning assets(4)	7,123,319	7,457,073	6,274,112	20,854,504	7,123,319	7,457,073	6,274,112	20,854,504

	Three Months Ended				Six Months Ended
	June 30, 2025				June 30, 2025
	Retail	Commercial	Corporate/	Consolidated	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$81,298	$111,751	$43,690	$236,739	$162,350	$222,381	$87,158	$471,889
Intersegment interest allocations (1)	(61,245)	(83,068)	144,313	—	(121,449)	(163,003)	284,452	—
Total interest income	20,053	28,683	188,003	236,739	40,901	59,378	371,610	471,889

Interest expense	(50,628)	(16,913)	(5,615)	(73,156)	(102,881)	(33,326)	(11,573)	(147,780)
Intersegment interest allocations (1)	157,622	30,858	(188,480)	—	315,483	62,514	(377,997)	—
Total interest expense	106,994	13,945	(194,095)	(73,156)	212,602	29,188	(389,570)	(147,780)
Net interest income (expense)	127,047	42,628	(6,092)	163,583	253,503	88,566	(17,960)	324,109

Provision for credit losses	(2,111)	(2,389)	—	(4,500)	(6,802)	(7,698)	(500)	(15,000)
Net interest income (expense) after provision for credit losses	124,936	40,239	(6,092)	159,083	246,701	80,868	(18,460)	309,109

Noninterest income	27,754	19,039	7,165	53,958	54,405	36,794	13,236	104,435

Salaries and employee benefits	(25,743)	(4,964)	(28,794)	(59,501)	(50,355)	(9,755)	(59,495)	(119,605)
Contracted services and professional fees	(2,919)	(4,338)	(8,740)	(15,997)	(5,972)	(8,208)	(16,656)	(30,836)
Occupancy	(7,414)	(478)	(42)	(7,934)	(14,709)	(973)	(352)	(16,034)
Equipment	(1,450)	(472)	(12,115)	(14,037)	(2,845)	(921)	(24,142)	(27,908)
Card rewards program	—	(8,406)	—	(8,406)	—	(16,325)	—	(16,325)
Other segment items (2)	(34,850)	(1,360)	17,146	(19,064)	(71,620)	(3,607)	37,436	(37,791)
Noninterest expense	(72,376)	(20,018)	(32,545)	(124,939)	(145,501)	(39,789)	(63,209)	(248,499)

Income (loss) before (provision) benefit for income taxes	80,314	39,260	(31,472)	88,102	155,605	77,873	(68,433)	165,045
(Provision) benefit for income taxes	(14,890)	(6,193)	6,228	(14,855)	(32,750)	(14,060)	14,260	(32,550)
Net income (loss)	$65,424	$33,067	$(25,244)	$73,247	$122,855	$63,813	$(54,173)	$132,495

Other Segment Disclosures:
Depreciation and amortization (3)	$992	$68	$4,670	$5,730	$2,041	$136	$9,082	$11,259
Segment earning assets(4)	7,081,942	7,278,709	6,676,290	21,036,941	7,081,942	7,278,709	6,676,290	21,036,941
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits from Corporate/Other to the business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees. Amounts included in the Corporate/Other column are not related to the segments but include the effect of certain expense allocations or transfer pricing to the segments.
(3)	The amounts of depreciation and amortization disclosed by the reportable segments and Corporate/Other are included within equipment, occupancy, other segment items, and noninterest income.
(4)	Segment earning assets only apply to the Retail Banking and Commercial Banking segments. The Corporate/Other column includes earning assets not associated with a segment (such as investment securities, interest-bearing deposits and federal funds).

17. Subsequent Event

On July 12, 2026, First Hawaiian, Inc. and TriCo Bancshares (“TriCo”) entered into a definitive agreement (the “Merger Agreement”) under which, on the terms and conditions set forth therein, the Company will acquire TriCo in an all-stock transaction. Under the terms of the agreement, common shareholders of TriCo will receive 2.095 shares of First Hawaiian, Inc. common stock for each share of TriCo common stock, resulting in a transaction value of approximately $2 billion.

TriCo is headquartered in Chico, California with reported assets of approximately $10 billion as of March 31, 2026 and is the holding company of Tri Counties Bank. In conjunction with the closing of the Merger Agreement, four members of TriCo’s Board of Directors are expected to join the First Hawaiian, Inc. and First Hawaiian Bank Boards of Directors.

The Merger Agreement remains subject to regulatory approval, approval by First Hawaiian, Inc. and TriCo shareholders and the satisfaction of other customary closing conditions. The Merger Agreement is expected to close at the end of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains, and from time to time our management may make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Statements regarding the expected timing, completion and effects of the proposed business combination between First Hawaiian, Inc. (“FHI”) and TriCo Bancshares (“TriCo”) and the plans, objectives and expectations of FHI are forward-looking statements. Statements that are not historical or current facts, are forward-looking statements, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following: the geographic concentration of our business, current and future market and economic conditions generally or in Hawaii, Guam and Saipan in particular, including inflationary pressures and interest rate environment; our dependence on the real estate markets in which we operate; concentrated exposures to certain asset classes and individual obligors; the effect of changes in interest rates on our business, including our net interest income, net interest margin, the fair value of our investment securities, and our mortgage loan originations, mortgage servicing rights and mortgage loans held for sale; the future value of the investment securities that we own; the possibility of a deterioration in credit quality in our portfolio; the possibility we might underestimate the credit losses inherent in our loan and lease portfolio; our ability to attract and retain customer deposits; our inability to receive dividends from our bank, pay dividends to our common stockholders and satisfy obligations as they become due; our access to sources of liquidity and capital to address our liquidity needs; our ability to attract and retain skilled employees or changes in our management personnel; our ability to maintain our Bank's reputation; the failure to properly use and protect our customer and employee information and data; the possibility of employee misconduct or mistakes; the actual or perceived soundness of other financial institutions; the effectiveness of our risk management and internal disclosure controls and procedures; our ability to keep pace with technological changes; any failure or interruption of our information and communications systems; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to identify and address cybersecurity risks; the occurrence of fraudulent activity or effect of a material breach of, or disruption to, the security of any of our or our vendors’ systems; the development and use of AI; our ability to successfully develop and commercialize new or enhanced products and services; changes in the demand for our products and services; risks associated with the sale of loans and with our use of appraisals in valuing and monitoring loans; the possibility that actual results may differ from estimates and forecasts; fluctuations in the fair value of our assets and liabilities and off-balance sheet exposures; the effects of the failure of any component of our business infrastructure provided by a third party; the potential for environmental liability; the risk of being subject to litigation and the outcome thereof; the impact of, and changes in, applicable laws, regulations and accounting standards and policies; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including trade and other geopolitical tensions resulting from conflicts in the Middle East, the imposition of tariffs and tightening of export control regulations; the effects of severe weather, geopolitical instability, including war, terrorist attacks, pandemics or other severe health emergencies and natural disasters and other external events; the potential impact of climate change; our ability to maintain consistent growth, earnings and profitability; our likelihood of success in, and the impact of, litigation or regulatory actions; our ability to continue to pay dividends on our common stock;  contingent liabilities and unexpected tax liabilities that may be applicable to us as a result of the Reorganization Transactions; the failure to close our previously announced merger with TriCo when expected or at all because required regulatory, First Hawaiian stockholder, TriCo shareholder or other approvals, or other conditions to closing, are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement; the proposed merger being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events; the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger; the dilutive effect of shares of our common stock to be issued in connection with the proposed merger; changes in our or TriCo’s share price before closing; the possibility that the anticipated benefits of the proposed merger with TriCo, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the companies or as a result of the strength of the economy, competitive factors in the areas where we do business, or as a result of other unexpected factors or events; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with TriCo; any change in the purchase accounting assumptions used regarding the TriCo assets acquired and liabilities assumed to determine the fair value and credit marks; and the outcome of any legal proceedings that may be instituted against FHI or TriCo related to the proposed merger; and damage to our reputation from any of the factors described above.

The foregoing factors should not be considered an exhaustive list and should be read together with the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the risk factors related to the proposed merger with TriCo set forth in Part II, Item 1A of this Quarterly Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Pending Acquisition

On July 12, 2026, FHI and TriCo entered into a definitive agreement (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Horizon Merger Sub, Inc., a direct, wholly owned subsidiary of FHI, will merge with and into TriCo, with TriCo surviving the merger. Immediately following the merger, TriCo will merge with and into FHI, with FHI continuing as the surviving entity. Promptly following that second-step merger, Tri Counties Bank will merge with and into First Hawaiian Bank, with First Hawaiian Bank continuing as the surviving bank. Under the terms of the Merger Agreement, each share of TriCo common stock outstanding immediately prior to the effective time, subject to certain exceptions, will be converted into the right to receive 2.095 shares of First Hawaiian common stock, with cash paid in lieu of fractional shares. The exchange ratio is fixed, subject to adjustment as provided in the Merger Agreement.

See “Note 17. Subsequent Event” contained in our unaudited interim consolidated financial statements for more information.

Voting and Support Agreements

On July 12, 2026, concurrently with the execution of the Merger Agreement, FHI entered into voting and support agreements with each member of the TriCo board of directors (the “Voting and Support Agreements”), on identical terms except for the identity of the TriCo director signing the relevant agreement.

The Voting and Support Agreements require, among other things, that each of the directors party thereto (in such directors’ capacity as shareholders only) (a) vote all of the shares of TriCo common stock owned by them: (i) in favor of the adoption of the Merger Agreement and (ii) against alternative transactions or other proposals that could prevent or materially delay the Merger, (b) grant a corresponding proxy with respect to their shares under certain circumstances and (c) not, directly or indirectly, sell, assign, transfer or otherwise dispose of their shares of TriCo common stock, subject to certain exceptions.

Each of the Voting and Support Agreements will terminate at the earliest of (a) the Effective Time, (b) the termination of the Merger Agreement in accordance with its terms, and (c) any amendment to the Merger Agreement without the prior written consent of the relevant director if such amendment diminishes the Merger Consideration, changes the form of Merger Consideration or extends the termination date of the Merger Agreement other than pursuant to any extension right expressly provided in the Merger Agreement.

Hawaii Economy

Hawaii’s economy continues to remain resilient in an environment facing challenges, including from: high consumer prices and housing affordability, both of which are expected to continue with the gradual pass-through of tariffs and the ongoing conflict with Iran; a steady out-migration of its population; adverse weather events alongside rising insurance costs; and slower economic growth with a 1.6% forecasted increase in the real gross domestic product for Hawaii in 2026 according to the State of Hawaii Department of Business, Economic Development & Tourism (“DBEDT”) as compared to a 2.2% forecasted increase for the United States overall in 2026 according to the Congressional Budget Office’s Budget and Economic Outlook. Recent geopolitical developments, including the conflicts in the Middle East, elevate uncertainty.

Despite these challenges, according to the State of Hawaii DBEDT, the statewide seasonally adjusted unemployment rate was 2.6% at June 30, 2026, which is lower than the national seasonally adjusted unemployment rate of 4.2%.

Tourism also remains stable, with the average daily domestic passenger counts for the six months ended June 30, 2026 five percent higher than the average daily domestic passenger counts during the six months ended June 30, 2025, according to the Hawaii Tourism Authority. Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan, and the broader demand for travel of these key markets. International visitor arrivals have not yet recovered to pre-pandemic arrival levels and demand for tourism could be negatively impacted by increasing fuel prices.

The local Oahu housing market, particularly condominiums, continues to experience some softening as compared to previous years primarily due to continued high interest rates and prices. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 3.9%, while condominium sales decreased by 2.3%, in each case when comparing the six months ended June 30, 2026 with the same period in 2025. The median price of a single-family home sold on Oahu during the first six months of 2026 was $1,180,000, an increase of 2.6% compared to the same period in 2025. The median price of a condominium sold on Oahu during the first six months of 2026 was $515,000, an increase of 1.5% compared to the median price during the same period in 2025. As of June 30, 2026, months of inventory of single-family homes and condominiums on Oahu were approximately 3.2 and 7.0 months, respectively, as compared to 3.7 and 7.0 months, respectively, as of June 30, 2025.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Income Statement Data:
Interest income	$232,367	$236,739	$462,065	$471,889
Interest expense	61,374	73,156	123,542	147,780
Net interest income	170,993	163,583	338,523	324,109
Provision for credit losses	5,600	4,500	10,600	15,000
Net interest income after provision for credit losses	165,393	159,083	327,923	309,109
Noninterest income	60,281	53,958	113,100	104,435
Noninterest expense	130,445	124,939	258,330	248,499
Income before provision for income taxes	95,229	88,102	182,693	165,045
Provision for income taxes	21,854	14,855	41,534	32,550
Net income	$73,375	$73,247	$141,159	$132,495
Basic earnings per share	$0.60	$0.58	$1.16	$1.05
Diluted earnings per share	$0.60	$0.58	$1.15	$1.05
Basic weighted-average outstanding shares	121,669,238	125,321,837	122,061,243	125,799,060
Diluted weighted-average outstanding shares	122,339,836	125,833,064	122,830,138	126,493,569
Dividends declared per share	$0.26	$0.26	$0.52	$0.52
Dividend payout ratio	43.33%	44.83%	45.22%	49.52%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.25%	3.11%	3.22%	3.10%
Efficiency ratio	56.17%	57.23%	56.95%	57.71%
Return on average total assets	1.23%	1.23%	1.19%	1.12%
Return on average tangible assets (non-GAAP)(2)	1.28%	1.28%	1.24%	1.17%
Return on average total stockholders' equity	10.52%	11.03%	10.19%	10.07%
Return on average tangible stockholders' equity (non-GAAP)(2)	16.34%	17.61%	15.84%	16.12%
Noninterest expense to average assets	2.18%	2.10%	2.17%	2.10%

(continued)

(continued)	June 30,	December 31,
(dollars in thousands, except per share data)	2026	2025
Balance Sheet Data:
Cash and cash equivalents	$1,012,496	$1,477,752
Investment securities available-for-sale	2,094,699	2,076,233
Investment securities held-to-maturity	3,411,684	3,533,082
Loans and leases	14,577,299	14,312,529
Allowance for credit losses for loans and leases	168,056	168,468
Goodwill	995,492	995,492
Total assets	23,646,049	23,955,252
Total deposits	20,154,181	20,515,668
Total liabilities	20,820,021	21,185,887
Total stockholders' equity	2,826,028	2,769,365
Book value per share	$23.22	$22.57
Tangible book value per share (non-GAAP)(2)	$15.04	$14.46

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.27%	0.29%
Allowance for credit losses for loans and leases / total loans and leases	1.15%	1.18%
Net charge-offs / average total loans and leases(3)	0.13%	0.11%

	June 30,	December 31,
Capital Ratios:	2026	2025
Common Equity Tier 1 Capital Ratio	13.27%	13.17%
Tier 1 Capital Ratio	13.27%	13.17%
Total Capital Ratio	14.52%	14.42%
Tier 1 Leverage Ratio	9.46%	9.27%
Total stockholders' equity to total assets	11.95%	11.56%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	8.08%	7.73%
(1)	Except for the efficiency ratio, amounts are annualized for the three and six months ended June 30, 2026 and 2025.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the six months ended June 30, 2026.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Income Statement Data:
Net income	$73,375	$73,247	$141,159	$132,495

Average total stockholders' equity	$2,796,857	$2,663,850	$2,792,863	$2,652,975
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,801,365	$1,668,358	$1,797,371	$1,657,483

Average total assets	$23,954,425	$23,859,410	$24,018,496	$23,874,849
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$22,958,933	$22,863,918	$23,023,004	$22,879,357

Return on average total stockholders' equity(a)	10.52%	11.03%	10.19%	10.07%
Return on average tangible stockholders' equity (non-GAAP)(a)	16.34%	17.61%	15.84%	16.12%

Return on average total assets(a)	1.23%	1.23%	1.19%	1.12%
Return on average tangible assets (non-GAAP)(a)	1.28%	1.28%	1.24%	1.17%

	As of	As of
	June 30,	December 31,
(dollars in thousands, except per share data)	2026	2025
Balance Sheet Data:
Total stockholders' equity	$2,826,028	$2,769,365
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,830,536	$1,773,873

Total assets	$23,646,049	$23,955,252
Less: goodwill	995,492	995,492
Tangible assets	$22,650,557	$22,959,760

Shares outstanding	121,680,634	122,689,256

Total stockholders' equity to total assets	11.95%	11.56%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.08%	7.73%

Book value per share	$23.22	$22.57
Tangible book value per share (non-GAAP)	$15.04	$14.46
(a)	Annualized for the three and six months ended June 30, 2026 and 2025.

Financial Highlights

Net income was $73.4 million for the three months ended June 30, 2026, an increase of $0.1 million as compared to the same period in 2025. Basic and diluted earnings per share were both $0.60 for the three months ended June 30, 2026, an increase of $0.02 or 3% as compared to the same period in 2025. The slight increase in net income was primarily due to a $7.4 million increase in net interest income and a $6.3 million increase in noninterest income. This was partially offset by a $7.0 million increase in the provision for income taxes, a $5.5 million increase in noninterest expense and a $1.1 million increase in the provision for credit losses (the “Provision”).

Our return on average total assets was 1.23% for the three months ended June 30, 2026, consistent with the same period in 2025, and our return on average total stockholders’ equity was 10.52% for the three months ended June 30, 2026, a decrease of 51 basis points from the same period in 2025. Our return on average tangible assets was 1.28% for the three months ended June 30, 2026, consistent with the same period in 2025, and our return on average tangible stockholders’ equity was 16.34% for the three months ended June 30, 2026, a decrease of 127 basis points from the same period in 2025. Our efficiency ratio was 56.17% for the three months ended June 30, 2026 compared to 57.23% for the same period in 2025.

Our results for the three months ended June 30, 2026 were highlighted by the following:

●	Net interest income was $171.0 million for the three months ended June 30, 2026, an increase of $7.4 million or 5% as compared to the same period in 2025. Our net interest margin was 3.25% for the three months ended June 30, 2026, an increase of 14 basis points as compared to the same period in 2025. The increase in net interest income was primarily due to lower deposit funding and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $5.6 million for the three months ended June 30, 2026, an increase of $1.1 million or 24% as compared to the same period in 2025. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $60.3 million for the three months ended June 30, 2026, an increase of $6.3 million or 12% as compared to the same period in 2025. The increase in noninterest income was primarily due to a $3.0 million increase in other noninterest income, a $2.3 million increase in bank-owned life insurance (“BOLI”) income and a $1.1 million increase in other service charges and fees.

●	Noninterest expense was $130.4 million for the three months ended June 30, 2026, an increase of $5.5 million or 4% as compared to the same period in 2025. The increase in noninterest expense was primarily due to a $2.9 million increase in salaries and employee benefits expense and a $2.4 million increase in contracted services and professional fees.

Net income was $141.2 million for the six months ended June 30, 2026, an increase of $8.7 million or 7% as compared to the same period in 2025. Basic earnings per share was $1.16 for the six months ended June 30, 2026, an increase of $0.11 or 10% as compared to the same period in 2025. Diluted earnings per share was $1.15 for the six months ended June 30, 2026, an increase of $0.10 or 10% as compared to the same period in 2025. The increase in net income was primarily due to a $14.4 million increase in net interest income, an $8.7 million increase in noninterest income and a $4.4 million decrease in the Provision. This was partially offset by a $9.8 million increase in noninterest expense and a $9.0 million increase in the provision for income taxes.

Our return on average total assets was 1.19% for the six months ended June 30, 2026, an increase of seven basis points from the same period in 2025, and our return on average total stockholders’ equity was 10.19% for the six months ended June 30, 2026, an increase of 12 basis points for the same period in 2025. Our return on average tangible assets was 1.24% for the six months ended June 30, 2026, an increase of seven basis points from the same period in 2025, and our return on average tangible stockholders’ equity was 15.84% for the six months ended June 30, 2026, a decrease of 28 basis points from the same period in 2025. Our efficiency ratio was 56.95% for the six months ended June 30, 2026 compared to 57.71% for the same period in 2025.

Our results for the six months ended June 30, 2026 were highlighted by the following:

●	Net interest income was $338.5 million for the six months ended June 30, 2026, an increase of $14.4 million or 4% as compared to the same period in 2025. Our net interest margin was 3.22% for the six months ended June 30, 2026, an increase of 12 basis points as compared to the same period in 2025. The increase in net interest income was primarily due to lower deposit funding costs and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $10.6 million for the six months ended June 30, 2026, a decrease of $4.4 million or 29% for the same period in 2025. The decrease was primarily due to decreases in the provision for commercial and industrial loans, consumer loans, home equity lines and lease financing and the provision for unfunded home equity line commitments. This was partially offset by increases in the provision for commercial real estate loans and residential mortgage loans and the provision for unfunded construction commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $113.1 million for the six months ended June 30, 2026, an increase of $8.7 million or 8% as compared to the same period in 2025. The increase was primarily due to a $3.1 million increase in other noninterest income, a $2.7 million increase in other service charges and fees, a $2.1 million increase in BOLI income and a $1.1 million increase in service charges on deposit accounts.

●	Noninterest expense was $258.3 million for the six months ended June 30, 2026, an increase of $9.8 million or 4% as compared to the same period in 2025. The increase in noninterest expense was primarily due to a $6.9 million increase in salaries and employee benefits expense, a $1.5 million increase in contracted services and professional fees, a $1.4 million increase in equipment expense, a $0.5 million increase in other noninterest expense and a $0.5 million increase in card rewards program expense, partially offset by a $0.9 million decrease in regulatory assessment and fees.

For the six months ended June 30, 2026, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 13.27% as of June 30, 2026, an increase of 10 basis points from December 31, 2025. The increase in CET1 was primarily due to earnings for the six months ended June 30, 2026, partially offset by dividends declared and paid to the Company’s stockholders, common stock repurchased and an increase in risk-weighted assets.

●	Total loans and leases were $14.6 billion as of June 30, 2026, an increase of $264.8 million or 2% from December 31, 2025. The increase in total loans and leases was primarily due to increases in commercial real estate loans, commercial and industrial loans and consumer loans, partially offset by decreases in construction loans and residential real estate loans.

●	The ACL was $168.1 million as of June 30, 2026, a decrease of $0.4 million from December 31, 2025. The ratio of our ACL to total loans and leases outstanding was 1.15% as of June 30, 2026 and 1.18% as of December 31, 2025.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.5 billion as of June 30, 2026, a decrease of $102.9 million or 2% from December 31, 2025. The lower balances in investment securities were driven by payments and maturities during the six months ended June 30, 2026, which were placed into loans and leases.

●	Total deposits were $20.2 billion as of June 30, 2026, a decrease of a $361.5 million or 2% from December 31, 2025. The decrease in total deposits was primarily due to a $176.1 million decrease in savings deposit balances, a $99.5 million decrease in demand deposit balances, an $80.5 million decrease in time deposit balances and a $5.4 million decrease in money market deposit balances.

●

Total stockholders’ equity was $2.8 billion as of June 30, 2026 and December 31, 2025. Earnings of $141.2 million for the period and other comprehensive income, net of tax, of $8.3 million, were partially offset by dividends of $63.5 million declared and paid to the Company’s stockholders and repurchases of common stock of $32.0 million during the six months ended June 30, 2026.

Analysis of Results of Operations

Net Interest Income

For the three months ended June 30, 2026 and 2025, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,142.4	$10.5	3.68%	$1,276.8	$14.1	4.45%
Available-for-Sale Investment Securities
Taxable	2,081.7	15.8	3.05	1,869.3	12.5	2.67
Non-Taxable	0.4	—	4.42	1.3	—	5.27
Held-to-Maturity Investment Securities
Taxable	2,860.7	12.1	1.69	3,099.9	13.2	1.70
Non-Taxable	590.3	3.3	2.23	596.5	3.3	2.21
Total Investment Securities	5,533.1	31.2	2.26	5,567.0	29.0	2.08
Loans Held for Sale	0.6	—	5.68	0.3	—	6.86
Loans and Leases(1)
Commercial and industrial	2,275.4	32.3	5.69	2,291.5	35.2	6.16
Commercial real estate	4,736.0	67.6	5.73	4,392.5	66.9	6.11
Construction	770.2	12.4	6.48	900.4	14.9	6.66
Residential:
Residential mortgage	4,038.8	40.9	4.05	4,104.1	40.2	3.92
Home equity line	1,181.8	14.2	4.82	1,154.4	13.4	4.64
Consumer	1,044.1	20.1	7.74	1,013.9	19.2	7.58
Lease financing	441.9	3.9	3.51	432.1	4.2	3.90
Total Loans and Leases	14,488.2	191.4	5.30	14,288.9	194.0	5.44
Other Earning Assets	28.7	0.2	2.36	34.6	0.4	4.94
Total Earning Assets(2)	21,193.0	233.3	4.41	21,167.6	237.5	4.50
Cash and Due from Banks	239.1			222.3
Other Assets	2,522.3			2,469.5
Total Assets	$23,954.4			$23,859.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,407.4	$19.6	1.23%	$6,247.5	$21.0	1.35%
Money Market	4,321.3	19.5	1.81	3,822.1	22.8	2.39
Time	3,275.3	22.1	2.71	3,389.4	26.5	3.14
Total Interest-Bearing Deposits	14,004.0	61.2	1.75	13,459.0	70.3	2.09
Other Short-Term Borrowings	—	—	—	250.0	2.6	4.22
Other Interest-Bearing Liabilities	19.5	0.2	3.16	20.8	0.2	4.62
Total Interest-Bearing Liabilities	14,023.5	61.4	1.76	13,729.8	73.1	2.14
Net Interest Income		$171.9			$164.4
Interest Rate Spread(3)			2.65%			2.36%
Net Interest Margin(4)			3.25%			3.11%
Noninterest-Bearing Demand Deposits	6,479.3			6,821.0
Other Liabilities	654.7			644.7
Stockholders' Equity	2,796.9			2,663.9
Total Liabilities and Stockholders' Equity	$23,954.4			$23,859.4
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $0.9 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended June 30, 2026 and 2025, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended June 30, 2026
	Compared to June 30, 2025
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(1.4)	$(2.2)	$(3.6)
Available-for-Sale Investment Securities
Taxable	1.4	1.9	3.3
Held-to-Maturity Investment Securities
Taxable	(1.0)	(0.1)	(1.1)
Total Investment Securities	0.4	1.8	2.2
Loans and Leases
Commercial and industrial	(0.2)	(2.7)	(2.9)
Commercial real estate	5.0	(4.3)	0.7
Construction	(2.1)	(0.4)	(2.5)
Residential:
Residential mortgage	(0.6)	1.3	0.7
Home equity line	0.3	0.5	0.8
Consumer	0.5	0.4	0.9
Lease financing	0.1	(0.4)	(0.3)
Total Loans and Leases	3.0	(5.6)	(2.6)
Other Earning Assets	—	(0.2)	(0.2)
Total Change in Interest Income	2.0	(6.2)	(4.2)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.5	(1.9)	(1.4)
Money Market	2.7	(6.0)	(3.3)
Time	(0.9)	(3.5)	(4.4)
Total Interest-Bearing Deposits	2.3	(11.4)	(9.1)
Other Short-term Borrowings	(1.3)	(1.3)	(2.6)
Total Change in Interest Expense	1.0	(12.7)	(11.7)
Change in Net Interest Income	$1.0	$6.5	$7.5
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $171.9 million for the three months ended June 30, 2026, an increase of $7.5 million or 5% compared to the same period in 2025. Our net interest margin was 3.25% for the three months ended June 30, 2026, an increase of 14 basis points from the same period in 2025. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the three months ended June 30, 2026, compared to the same period in 2025. Deposit funding costs were $61.2 million for the three months ended June 30, 2026, a decrease of $9.1 million or 13% compared to the same period in 2025, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 1.75% for the three months ended June 30, 2026, a decrease of 34 basis points compared to the same period in 2025, primarily due to rate decreases. Total borrowing costs were nil for the three months ended June 30, 2026, a decrease of $250.0 million compared to the same period in 2025, as $250.0 million of FHLB advances matured during the third quarter of 2025. The yield on our loan and lease portfolio was 5.30% for the three months ended June 30, 2026, a decrease of 14 basis points as compared to the same period in 2025, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the SOFR.

For the six months ended June 30, 2026 and 2025, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,297.9	$23.7	3.68%	$1,224.3	$27.0	4.44%
Available-for-Sale Investment Securities
Taxable	2,066.3	30.7	2.98	1,880.3	25.6	2.73
Non-Taxable	0.6	—	4.71	1.3	—	5.38
Held-to-Maturity Investment Securities
Taxable	2,888.4	24.1	1.67	3,131.8	26.8	1.71
Non-Taxable	591.4	6.8	2.31	597.7	7.0	2.36
Total Investment Securities	5,546.7	61.6	2.22	5,611.1	59.4	2.12
Loans Held for Sale	0.8	—	5.79	0.3	—	6.54
Loans and Leases(1)
Commercial and industrial	2,223.3	63.1	5.72	2,244.4	68.8	6.18
Commercial real estate	4,672.5	132.7	5.73	4,406.3	133.3	6.10
Construction	772.8	24.8	6.48	918.6	30.4	6.67
Residential:
Residential mortgage	4,060.2	81.9	4.03	4,127.1	81.2	3.93
Home equity line	1,178.6	27.8	4.76	1,152.1	26.4	4.62
Consumer	1,039.4	40.1	7.79	1,016.6	38.1	7.56
Lease financing	442.6	8.0	3.63	434.3	8.5	3.95
Total Loans and Leases	14,389.4	378.4	5.29	14,299.4	386.7	5.44
Other Earning Assets	27.6	0.3	2.44	33.3	0.8	5.20
Total Earning Assets(2)	21,262.4	464.0	4.39	21,168.4	473.9	4.50
Cash and Due from Banks	232.8			229.0
Other Assets	2,523.3			2,477.4
Total Assets	$24,018.5			$23,874.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,406.0	$38.5	1.21%	$6,240.1	$42.2	1.36%
Money Market	4,340.0	39.3	1.83	3,871.8	45.8	2.38
Time	3,328.0	45.5	2.76	3,353.5	54.0	3.25
Total Interest-Bearing Deposits	14,074.0	123.3	1.77	13,465.4	142.0	2.13
Other Short-Term Borrowings	—	—	—	250.0	5.2	4.22
Other Interest-Bearing Liabilities	16.0	0.2	3.25	24.1	0.6	4.65
Total Interest-Bearing Liabilities	14,090.0	123.5	1.77	13,739.5	147.8	2.17
Net Interest Income		$340.5			$326.1
Interest Rate Spread(3)			2.62%			2.33%
Net Interest Margin(4)			3.22%			3.10%
Noninterest-Bearing Demand Deposits	6,479.1			6,851.4
Other Liabilities	656.5			630.9
Stockholders' Equity	2,792.9			2,653.0
Total Liabilities and Stockholders' Equity	$24,018.5			$23,874.8
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $2.0 million for both the six months ended June 30, 2026 and 2025.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the six months ended June 30, 2026 and 2025, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 6
	Six Months Ended June 30, 2026
	Compared to June 30, 2025
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$1.5	$(4.8)	$(3.3)
Available-for-Sale Investment Securities
Taxable	2.6	2.5	5.1
Held-to-Maturity Investment Securities
Taxable	(2.1)	(0.6)	(2.7)
Non-Taxable	(0.1)	(0.1)	(0.2)
Total Investment Securities	0.4	1.8	2.2
Loans and Leases
Commercial and industrial	(0.6)	(5.1)	(5.7)
Commercial real estate	7.8	(8.4)	(0.6)
Construction	(4.7)	(0.9)	(5.6)
Residential:
Residential mortgage	(1.3)	2.0	0.7
Home equity line	0.6	0.8	1.4
Consumer	0.8	1.2	2.0
Lease financing	0.2	(0.7)	(0.5)
Total Loans and Leases	2.8	(11.1)	(8.3)
Other Earning Assets	(0.1)	(0.4)	(0.5)
Total Change in Interest Income	4.6	(14.5)	(9.9)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	1.1	(4.8)	(3.7)
Money Market	5.0	(11.5)	(6.5)
Time	(0.4)	(8.1)	(8.5)
Total Interest-Bearing Deposits	5.7	(24.4)	(18.7)
Other Short-Term Borrowings	(2.6)	(2.6)	(5.2)
Other Interest-Bearing Liabilities	(0.2)	(0.2)	(0.4)
Total Change in Interest Expense	2.9	(27.2)	(24.3)
Change in Net Interest Income	$1.7	$12.7	$14.4
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $340.5 million for the six months ended June 30, 2026, an increase of $14.4 million or 4% compared to the same period in 2025. Our net interest margin was 3.22% for the six months ended June 30, 2026, an increase of 12 basis points from the same period in 2025. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs and lower borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the six months ended June 30, 2026 compared to the same period in 2025. Deposit funding costs were $123.3 million for the six months ended June 30, 2026, a decrease of $18.7 million or 13% compared to the same period in 2025, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 1.77% for the six months ended June 30, 2026, a decrease of 36 basis points compared to the same period in 2025, primarily due to rate decreases. Total borrowing costs were nil for the six months ended June 30, 2026, a decrease of $250.0 million compared to the same period in 2025, as $250.0 million of FHLB advances matured during the third quarter of 2025. The yield on our loan and lease portfolio was 5.29% for the six months ended June 30, 2026, a decrease of 15 basis points as compared to the same period in 2025, primarily due to decreases in yields from our adjustable-rate commercial real estate and commercial and industrial loans, which are typically based on the SOFR.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate decreased by 75 basis points in 2025 to end the year at 6.75%, where it remained as at the end of the second quarter of 2026. As noted above, our loan portfolio is also impacted by changes in the SOFR. At June 30, 2026, the one-month and three-month CME Term SOFR interest rates were 3.65% and 3.73%, respectively. At June 30, 2025, the one-month and three-month CME Term SOFR interest rates were 4.32% and 4.29%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, decreased 75 basis points in 2025 to end the year at 3.50% to 3.75%, where it remained as at June 30, 2026. There continues to be uncertainty in the changing market and economic conditions.

Provision for Credit Losses

The Provision was $5.6 million for the three months ended June 30, 2026, an increase of $1.1 million or 24% compared to the same period in 2025. The increase was primarily due to increases in the provision for consumer loans, construction loans and commercial real estate loans and the provision for unfunded construction commitments. This was partially offset by decreases in the provision for commercial and industrial loans and residential mortgage loans. We recorded net charge-offs of loans and leases of $4.1 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively. This represented net charge-offs of 0.11% and 0.09% of average loans and leases, on an annualized basis, for the three months ended June 30, 2026 and 2025, respectively. The Provision was $10.6 million for the six months ended June 30, 2026, a decrease of $4.4 million or 29% compared to the same period in 2025. The decrease was primarily due to decreases in the provision for commercial and industrial loans, consumer loans, home equity lines and lease financing and the provision for unfunded home equity line commitments. This was partially offset by increases in the provision for commercial real estate loans and residential mortgage loans and the provision for unfunded construction commitments. We recorded net charge-offs of loans and leases of $9.0 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. This represented net charge-offs of 0.13% and 0.10% of average loans and leases, on an annualized basis, for the six months ended June 30, 2026 and 2025, respectively. The ACL was $168.1 million as of June 30, 2026, a decrease of $0.4 million from December 31, 2025 and represented 1.15% of total outstanding loans and leases as of June 30, 2026, compared to 1.18% of total outstanding loans and leases as of December 31, 2025. The reserve for unfunded commitments was $37.7 million as of June 30, 2026, compared to $35.7 million as of December 31, 2025. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended June 30, 2026 and 2025 and Table 8 presents the major components of noninterest income for the six months ended June 30, 2026 and 2025:

Noninterest Income				Table 7
	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposit accounts	$8,316	$7,830	$486	6%
Credit and debit card fees	15,402	15,913	(511)	(3)
Other service charges and fees	14,409	13,350	1,059	8
Trust and investment services income	9,074	9,154	(80)	(1)
Bank-owned life insurance	7,069	4,724	2,345	50
Other	6,011	2,987	3,024	n/m
Total noninterest income	$60,281	$53,958	$6,323	12%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended June 30, 2026 to the same period in 2025.

Noninterest Income				Table 8
	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposit accounts	$16,472	$15,365	$1,107	7%
Credit and debit card fees	30,485	30,387	98	—
Other service charges and fees	28,193	25,517	2,676	10
Trust and investment services income	18,220	18,524	(304)	(2)
Bank-owned life insurance	11,160	9,095	2,065	23
Investment securities gains, net	—	37	(37)	n/m
Other	8,570	5,510	3,060	56
Total noninterest income	$113,100	$104,435	$8,665	8%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the six months ended June 30, 2026 to the same period in 2025.

Total noninterest income was $60.3 million for the three months ended June 30, 2026, an increase of $6.3 million or 12% as compared to the same period in 2025. Total noninterest income was $113.1 million for the six months ended June 30, 2026, an increase of $8.7 million or 8% as compared to the same period in 2025.

Service charges on deposit accounts were $8.3 million for the three months ended June 30, 2026, an increase of $0.5 million or 6% as compared to the same period in 2025. This increase was primarily due to a $0.6 million increase in overdraft and checking account fees. Service charges on deposit accounts were $16.5 million for the six months ended June 30, 2026, an increase of $1.1 million or 7% as compared to the same period in 2025. This increase was primarily due to a $1.1 million increase in overdraft and checking account fees.

Credit and debit card fees were $15.4 million for the three months ended June 30, 2026, a decrease of $0.5 million or 3% as compared to the same period in 2025. This decrease was primarily due to a $0.2 million increase in network association dues and $0.1 million decrease in merchant services revenues. Credit and debit card fees were $30.5 million for the six months ended June 30, 2026, an increase of $0.1 million as compared to the same period in 2025.

Other service charges and fees were $14.4 million for the three months ended June 30, 2026, an increase of $1.1 million or 8% as compared to the same period in 2025. This increase was primarily due to a $1.2 million increase in fees from annuities and securities. Other service charges and fees were $28.2 million for the six months ended June 30, 2026, an increase of $2.7 million or 10% as compared to the same period in 2025. This increase was primarily due to a $2.9 million increase in fees from annuities and securities, partially offset by a $0.4 million decrease in online banking fees.

Trust and investment services income was $9.1 million for the three months ended June 30, 2026, a decrease of $0.1 million or 1% as compared to the same period in 2025. Trust and investment services income was $18.2 million for the six months ended June 30, 2026, a decrease of $0.3 million or 2% as compared to the same period in 2025.

BOLI income was $7.1 million for the three months ended June 30, 2026, an increase of $2.3 million or 50% as compared to the same period in 2025. This increase was primarily due to a $2.3 million increase in BOLI earnings. BOLI income was $11.2 million for the six months ended June 30, 2026, an increase of $2.1 million or 23% as compared to the same period in 2025. This increase was primarily due to a $1.4 million increase in BOLI earnings and a $0.7 million increase in death benefit proceeds from life insurance policies.

Other noninterest income was $6.0 million for the three months ended June 30, 2026, an increase of $3.0 million as compared to the same period in 2025. This increase was primarily due to $1.6 million in excise tax refunds received during the three months ended June 30, 2026, a $1.0 million increase in customer-related interest rate swap fees and a $0.8 million class action settlement the Company received during the three months ended June 30, 2026, partially offset by a $0.4 million decrease in insurance proceeds received. Other noninterest income was $8.6 million for the six months ended June 30, 2026, an increase of $3.1 million or 56% as compared to the same period in 2025. This increase was primarily due to $1.7 million in excise tax refunds received during the six months ended June 30, 2026, a $0.8 million class action settlement the Company received during the six months ended June 30, 2026, a $0.6 million increase in volume-based incentives and a $0.5 million increase in customer-related interest rate swap fees, partially offset by a $0.4 million decrease in insurance proceeds received.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended June 30, 2026 and 2025 and Table 10 presents the major components of noninterest expense for the six months ended June 30, 2026 and 2025:

Noninterest Expense				Table 9
	Three Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$62,376	$59,501	$2,875	5%
Contracted services and professional fees	18,402	15,997	2,405	15
Occupancy	7,902	7,934	(32)	—
Equipment	14,563	14,037	526	4
Regulatory assessment and fees	3,417	3,759	(342)	(9)
Advertising and marketing	2,178	2,035	143	7
Card rewards program	8,403	8,406	(3)	—
Other	13,204	13,270	(66)	—
Total noninterest expense	$130,445	$124,939	$5,506	4%

Noninterest Expense				Table 10
	Six Months Ended
	June 30,		Dollar	Percentage
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$126,466	$119,605	$6,861	6%
Contracted services and professional fees	32,366	30,836	1,530	5
Occupancy	15,718	16,034	(316)	(2)
Equipment	29,344	27,908	1,436	5
Regulatory assessment and fees	6,665	7,582	(917)	(12)
Advertising and marketing	4,430	4,214	216	5
Card rewards program	16,807	16,325	482	3
Other	26,534	25,995	539	2
Total noninterest expense	$258,330	$248,499	$9,831	4%

Total noninterest expense was $130.4 million for the three months ended June 30, 2026, an increase of $5.5 million or 4% as compared to the same period in 2025. Total noninterest expense was $258.3 million for the six months ended June 30, 2026, an increase of $9.8 million or 4% as compared to the same period in 2025.

Salaries and employee benefits expense was $62.4 million for the three months ended June 30, 2026, an increase of $2.9 million or 5% as compared to the same period in 2025. This increase was primarily due to a $1.5 million increase in base salaries and related payroll taxes, a $1.2 million increase in incentive compensation, a $0.6 million increase in group health plan costs and a $0.3 million increase in adjustments made to the deferred compensation plan as a result of market conditions. This was partially offset by a $0.9 million increase in payroll and benefit costs being deferred as loan origination costs. Salaries and employee benefits expense was $126.5 million for the six months ended June 30, 2026, an increase of $6.9 million or 6% as compared to the same period in 2025. This increase was primarily due to a $3.4 million increase in base salaries and related payroll taxes, a $2.6 million increase in incentive compensation, a $1.1 million increase in group health plan costs, a $0.4 million increase in mortgage banking commissions expense and a $0.3 million increase in adjustments made to the deferred compensation plan as a result of market conditions. This was partially offset by a $1.1 million increase in payroll and benefit costs being deferred as loan origination costs.

Contracted services and professional fees were $18.4 million for the three months ended June 30, 2026, an increase of $2.4 million or 15% as compared to the same period in 2025. This increase was primarily due to a $4.2 million increase in audit, legal and consultant fees, partially offset by a $1.7 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services. Contracted services and professional fees were $32.4 million for the six months ended June 30, 2026, an increase of $1.5 million or 5% as compared to the same period in 2025. This increase was primarily due to a $4.3 million increase in audit, legal and consultant fees, partially offset by a $2.7 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $7.9 million for the three months ended June 30, 2026, a minimal change as compared to the same period in 2025. Occupancy expense was $15.7 million for the six months ended June 30, 2026, a decrease of $0.3 million or 2% as compared to the same period in 2025.

Equipment expense was $14.6 million for the three months ended June 30, 2026, an increase of $0.5 million or 4% as compared to the same period in 2025. This increase was primarily due to a $0.3 million increase in technology-related amortization and licensing and maintenance fees and a $0.2 million increase in furniture and equipment depreciation. Equipment expense was $29.3 million for the six months ended June 30, 2026, an increase of $1.4 million or 5% as compared to the same period in 2025. This increase was primarily due to a $0.8 million increase in furniture and equipment depreciation and a $0.7 million increase in technology-related amortization and licensing and maintenance fees.

Regulatory assessment and fees were $3.4 million for the three months ended June 30, 2026, a decrease of $0.3 million or 9% as compared to the same period in 2025. Regulatory assessment and fees were $6.7 million for the six months ended June 30, 2026, a decrease of $0.9 million or 12% as compared to the same period in 2025. This decrease was primarily due to a decrease in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. As a result, we recorded a net expense related to the additional special assessment of $3.5 million for the year ended December 31, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. We recorded a reduction in the expense related to the additional special assessment of $2.6 million in 2025 and $0.2 million in the first quarter of 2026.

Advertising and marketing expense was $2.2 million for the three months ended June 30, 2026, an increase of $0.1 million or 7% as compared to the same period in 2025. Advertising and marketing expense was $4.4 million for the six months ended June 30, 2026, an increase of $0.2 million or 5% as compared to the same period in 2025.

Card rewards program expense was $8.4 million for the three months ended June 30, 2026, a minimal change as compared to the same period in 2025. Card rewards program expense was $16.8 million for the six months ended June 30, 2026, an increase of $0.5 million or 3% as compared to the same period in 2025. This increase was primarily due to a $0.3 million increase in credit card cash reward redemptions and a $0.2 million increase in priority rewards card redemptions.

Other noninterest expense was $13.2 million for the three months ended June 30, 2026, a decrease of $0.1 million as compared to the same period in 2025. Other noninterest expense was $26.5 million for the six months ended June 30, 2026, an increase of $0.5 million or 2% as compared to the same period in 2025. This increase was primarily due to a $0.8 million increase in charitable contributions, a $0.3 million increase in postage expenses, a $0.3 million increase in brokers fees and a $0.3 million increase in operational losses and other charge-offs, partially offset by a $1.0 million decrease in software amortization expense and a $0.3 million decrease in pension-related expenses.

Provision for Income Taxes

The provision for income taxes was $21.9 million (reflecting an effective tax rate of 22.95%) for the three months ended June 30, 2026, compared with a provision for income taxes of $14.9 million (reflecting an effective tax rate of 16.86%) for the same period in 2025. The provision for income taxes was $41.5 million (an effective tax rate of 22.73%) for the six months ended June 30, 2026, compared with a provision for income taxes of $32.6 million (an effective tax rate of 19.72%) for the same period in 2025. The lower effective tax rates in 2025 were primarily due to the revaluation of the California deferred tax assets due to the change in the California apportionment formula for banks.

Analysis of Business Segments

Our business segments are Retail Banking and Commercial Banking, with all other activities, including Treasury, reported in Corporate/Other. Table 11 summarizes net income (loss) from our business segments and Corporate/Other for the three and six months ended June 30, 2026 and 2025. Additional information about operating segment performance and Corporate/Other is presented in “Note 16. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

During the quarter ended December 31, 2025, we realigned our internal organizational and management reporting structure. As a result of this change, we reduced our reportable operating segments from three to two. Our reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support our operating segments. The change in reportable segments reflects how our chief operating decision maker currently evaluates performance and allocates resources. In addition, during the third quarter of 2025, we made changes to the internal measurement of segment operating profits for the purpose of evaluating segment performance and resource allocation. The primary reason for the change was to align loan and deposit balances within the business segment that directly manages them. Specifically, certain loan and deposit balances previously included as part of the Retail Banking and Commercial Banking segments were reclassified among the segments and what is now Corporate/Other. The reallocation of select loan and deposit balances affected net interest income, net interest income after provision for credit losses, provision for income taxes, net income and segment earning assets. We have reported our selected financial information using the new loan and deposit balance alignments and using two reportable operating segments for the three and six months ended June 30, 2026. Prior-period segment information has been recast to conform to the current presentation.

Business Segments and Corporate/Other Net Income (Loss)				Table 11
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Retail Banking	$68,242	$65,424	$128,317	$122,855
Commercial Banking	36,824	33,067	68,205	63,813
Corporate/Other	(31,691)	(25,244)	(55,363)	(54,173)
Consolidated Total	$73,375	$73,247	$141,159	$132,495

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

Net income for the Retail Banking segment was $68.2 million for the three months ended June 30, 2026, an increase of $2.8 million or 4% as compared to the same period in 2025. The increase in net income for the Retail Banking segment was primarily due to a $5.8 million increase in net interest income, a $1.4 million increase in noninterest income, a $1.0 million decrease in noninterest expense and a $0.9 million decrease in the Provision, partially offset by a $6.1 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The increase in noninterest income was primarily due to increases in other service charges and fees and service charges on deposit accounts. The decrease in noninterest expense was primarily due to lower overall expenses that were allocated to the Retail Banking segment, partially offset by increases in occupancy expense and salaries and employee benefits expense. The decrease in the Provision allocated to the Retail Banking segment was primarily due to decreases in the provision for commercial and industrial loans and residential mortgage loans, partially offset by increases in the provision for consumer loans, constructions loans and commercial real estate loans. The increase in the provision for income taxes was primarily due to the allocation of the revaluation of the California deferred tax assets in 2025.

Net income for the Retail Banking segment was $128.3 million for the six months ended June 30, 2026, an increase of $5.5 million or 4% as compared to the same period in 2025. The increase in net income for the Retail Banking segment was primarily due to a $9.4 million increase in net interest income, a $3.1 million decrease in the Provision and a $2.8 million increase in noninterest income, partially offset by a $7.4 million increase in the provision for income taxes and a $2.5 million increase in noninterest expense. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The decrease in the Provision allocated to the Retail Banking segment was primarily due to decreases in the provision for commercial and industrial loans, consumer loans and home equity lines, partially offset by increases in the provision for commercial real estate loans and residential mortgage loans. The increase in noninterest income was primarily due to increases in other service charges and fees and service charges on deposit accounts, partially offset by a decrease in trust and investment services income. The increase in the provision for income taxes was primarily due to the allocation of the revaluation of the California deferred tax assets in 2025, in addition to an increase in pretax income. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense and occupancy expense, partially offset by lower overall expenses that were allocated to the Retail Banking segment.

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

Net income for the Commercial Banking segment was $36.8 million for the three months ended June 30, 2026, an increase of $3.8 million or 11% as compared to the same period in 2025. The increase in net income for the Commercial Banking segment was primarily due to a $2.5 million increase in net interest income, a $2.4 million increase in noninterest income, a $0.9 million decrease in noninterest expense and a $0.8 million decrease in the Provision,  partially offset by a $2.8 million increase in the provision for income taxes. The increase in net interest income was primarily due to higher average loan balances and higher loan fees. The increase in noninterest income was primarily due to excise tax refunds received during the three months ended June 30, 2026 and an increase in customer-related interest rate swap fees. The decrease in noninterest expense was primarily due to higher overall credits that were allocated to the Commercial Banking segment. The decrease in the Provision allocated to the Commercial Banking segment was primarily due to decreases in the provision for commercial and industrial loans and residential mortgage loans, partially offset by increases in the provision for consumer loans, construction loans and commercial real estate loans. The increase in the provision for income taxes was primarily due to the allocation of the revaluation of the California deferred tax assets in 2025.

Net income for the Commercial Banking segment was $68.2 million for the six months ended June 30, 2026, an increase of $4.4 million or 7% as compared to the same period in 2025. The increase in net income for the Commercial Banking segment was primarily due to a $3.3 million increase in noninterest income and a $2.8 million decrease in the Provision, partially offset by a $2.5 million increase in the provision for income taxes. The increase in noninterest income was primarily due to excise tax refunds received during the six months ended June 30, 2026 and increases in volume-based incentives, customer-related interest rate swap fees and other service charges and fees. The decrease in the Provision allocated to the Commercial Banking segment was primarily due to decreases in the provision for commercial and industrial loans, consumer loans and home equity lines, partially offset by increases in the provision for commercial real estate loans and residential mortgage loans. The increase in the provision for income taxes was primarily due to the allocation of the revaluation of the California deferred tax assets in 2025.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of June 30, 2026 and December 31, 2025, cash and cash equivalents were $1.0 billion and $1.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.1 billion and $3.4 billion as of June 30, 2026, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.1 billion and $3.5 billion as of December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, we maintained additional liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of June 30, 2026, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.4 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 6.9 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of June 30, 2026, we have borrowing capacity of $3.6 billion from the FHLB and $3.3 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $18.8 billion and $19.1 billion as of June 30, 2026 and December 31, 2025, respectively, which represented 93% of our total deposits as of both June 30, 2026 and December 31, 2025. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $145.2 million and $153.3 million as of June 30, 2026 and December 31, 2025, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.1 billion as of both June 30, 2026 and December 31, 2025. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2026, there was one residential mortgage loan repurchase totaling less than $0.1 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2026, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of June 30, 2026.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2026, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2026, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of June 30, 2026 and December 31, 2025:

Investment Securities		Table 12
	June 30,	December 31,
(dollars in thousands)	2026	2025
Mortgage-backed securities:
Residential - Government agency	$25,037	$30,367
Residential - Government-sponsored enterprises	865,210	878,215
Commercial - Government agency	183,542	191,177
Commercial - Government-sponsored enterprises	39,022	41,599
Commercial - Non-agency	259,510	129,014
Collateralized mortgage obligations:
Government agency	394,290	426,276
Government-sponsored enterprises	283,712	302,996
Collateralized loan obligations	44,376	76,589
Total available-for-sale securities	$2,094,699	$2,076,233

Government agency debt securities	$44,479	$46,182
Mortgage-backed securities:
Residential - Government agency	35,787	37,081
Residential - Government-sponsored enterprises	83,559	86,681
Commercial - Government agency	30,162	30,796
Commercial - Government-sponsored enterprises	1,072,102	1,088,838
Collateralized mortgage obligations:
Government agency	787,083	823,423
Government-sponsored enterprises	1,303,309	1,365,087
Debt securities issued by states and political subdivisions	55,203	54,994
Total held-to-maturity securities	$3,411,684	$3,533,082

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of June 30, 2026:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	June 30, 2026
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$—	—%	$16.8	5.44%	$8.9	2.84%	$—	—%	$25.7	4.53%	$25.0
Residential - Government-sponsored enterprises(2)	—	—	624.3	1.64	301.1	4.56	—	—	925.4	2.59	865.2
Commercial - Government agency(2)	0.7	2.53	200.1	1.90	29.4	1.80	—	—	230.2	1.89	183.6
Commercial - Government-sponsored enterprises(2)	39.5	1.68	—	—	0.3	5.27	—	—	39.8	1.71	39.0
Commercial - Non-agency	—	—	74.8	5.49	—	—	184.0	5.06	258.8	5.19	259.5
Collateralized mortgage obligations(2):
Government agency	0.4	1.80	307.2	2.44	125.5	3.23	—	—	433.1	2.67	394.3
Government-sponsored enterprises	1.0	1.36	195.3	1.94	122.1	2.37	—	—	318.4	2.10	283.7
Collateralized loan obligations	—	—	8.2	6.73	36.2	5.59	—	—	44.4	5.80	44.4
Total available-for-sale securities	$41.6	1.69%	$1,426.7	2.17%	$623.5	3.77%	$184.0	5.06%	$2,275.8	2.83%	$2,094.7
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$23.4	1.33%	$21.1	1.84%	$44.5	1.58%	$40.8
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	35.8	2.13	—	—	35.8	2.13	31.4
Residential - Government-sponsored enterprises	—	—	—	—	83.5	1.59	—	—	83.5	1.59	72.8
Commercial - Government agency	—	—	14.3	2.25	15.9	1.78	—	—	30.2	2.00	22.9
Commercial - Government-sponsored enterprises	—	—	403.3	1.63	482.9	2.05	185.9	2.71	1,072.1	2.01	969.4
Collateralized mortgage obligations(2):
Government agency	—	—	9.8	2.20	777.3	1.39	—	—	787.1	1.40	692.4
Government-sponsored enterprises	—	—	206.1	1.78	1,078.3	1.46	18.9	2.33	1,303.3	1.52	1,155.4
Debt securities issued by state and political subdivisions	—	—	—	—	38.0	2.20	17.2	2.45	55.2	2.27	50.4
Total held-to-maturity securities	$—	—%	$633.5	1.70%	$2,535.1	1.57%	$243.1	2.59%	$3,411.7	1.67%	$3,035.5
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.5 billion as of June 30, 2026, a decrease of $102.9 million or 2% compared to December 31, 2025. The lower balances in investment securities were driven by payments and maturities during the six months ended June 30, 2026, which were placed into loans and leases. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of June 30, 2026, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $2.8 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.6 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $55.2 million in debt securities issued by states and political subdivisions, $44.5 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds) and $44.4 million in collateralized loan obligations.

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

Gross unrealized gains in our investment securities portfolio were $2.7 million and $7.1 million as of June 30, 2026 and December 31, 2025, respectively. Gross unrealized losses in our investment securities portfolio were $560.1 million and $521.9 million as of June 30, 2026 and December 31, 2025, respectively. The higher overall unrealized loss position was primarily due to changes in the market value of the securities.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2026, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of June 30, 2026, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both June 30, 2026 and December 31, 2025, we held $10.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of June 30, 2026 and December 31, 2025:

Loans and Leases		Table 14
	June 30,	December 31,
(dollars in thousands)	2026	2025
Commercial and industrial	$2,339,882	$2,171,333
Commercial real estate	4,783,130	4,590,326
Construction	731,766	808,275
Residential:
Residential mortgage	4,044,207	4,096,300
Home equity line	1,181,396	1,178,527
Total residential	5,225,603	5,274,827
Consumer	1,046,461	1,025,838
Lease financing	450,457	441,930
Total loans and leases	$14,577,299	$14,312,529

Total loans and leases were $14.6 billion as of June 30, 2026, an increase of $264.8 million or 2% from December 31, 2025. The increase in total loans and leases was due to increases in commercial real estate loans, commercial and industrial loans, consumer loans and lease financing, partially offset by decreases in construction loans and residential real estate loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.3 billion as of June 30, 2026, an increase of $168.5 million or 8% from December 31, 2025. This increase was primarily due to increases in our automobile dealer flooring lines and Shared National Credits portfolio during the six months ended June 30, 2026.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.8 billion as of June 30, 2026, an increase of $192.8 million or 4% from December 31, 2025.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $731.8 million as of June 30, 2026, a decrease of $76.5 million or 10% from December 31, 2025. This decrease was primarily due to payoffs and construction loans reclassified to commercial real estate loans during the six months ended June 30, 2026.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. We offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.2 billion as of June 30, 2026, a decrease of $49.2 million or 1% from December 31, 2025.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.0 billion as of June 30, 2026, an increase of $20.6 million or 2% from December 31, 2025.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $450.5 million as of June 30, 2026, an increase of $8.5 million or 2% from December 31, 2025.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of June 30, 2026 by rate type:

Loans and Leases by Rate Type								Table 15
	June 30, 2026
	Adjustable Rate
			CME			Hybrid	Fixed
(dollars in thousands)	Prime	SOFR	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$318,101	$596,264	$834,195	$253,958	$2,002,518	$22,762	$314,602	$2,339,882
Commercial real estate	489,301	450,367	2,402,766	1,001,109	4,343,543	141,035	298,552	4,783,130
Construction	37,759	52,659	503,752	21,160	615,330	3,929	112,507	731,766
Residential:
Residential mortgage	13,593	130,935	57,928	75,433	277,889	718,495	3,047,823	4,044,207
Home equity line	322	—	—	—	322	984,662	196,412	1,181,396
Total residential	13,915	130,935	57,928	75,433	278,211	1,703,157	3,244,235	5,225,603
Consumer	337,799	—	—	4,262	342,061	1,611	702,789	1,046,461
Lease financing	—	—	—	—	—	—	450,457	450,457
Total loans and leases	$1,196,875	$1,230,225	$3,798,641	$1,355,922	$7,581,663	$1,872,494	$5,123,142	$14,577,299

% by rate type	8%	9%	26%	9%	52%	13%	35%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of June 30, 2026 and December 31, 2025:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	June 30, 2026
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,065,746	$1,119,802	$140,666	$13,668	$2,339,882
Commercial real estate	2,635,202	1,759,822	388,106	—	4,783,130
Construction	318,142	389,890	23,734	—	731,766
Residential:
Residential mortgage	3,880,831	2,546	160,830	—	4,044,207
Home equity line	1,128,679	—	52,717	—	1,181,396
Total residential	5,009,510	2,546	213,547	—	5,225,603
Consumer	690,103	33,675	319,964	2,719	1,046,461
Lease financing	247,320	184,593	18,544	—	450,457
Total Loans and Leases	$9,966,023	$3,490,328	$1,104,561	$16,387	$14,577,299
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$979,948	$1,031,600	$146,817	$12,968	$2,171,333
Commercial real estate	2,509,943	1,678,871	401,512	—	4,590,326
Construction	359,263	426,842	22,170	—	808,275
Residential:
Residential mortgage	3,940,165	2,575	153,560	—	4,096,300
Home equity line	1,129,433	—	49,094	—	1,178,527
Total residential	5,069,598	2,575	202,654	—	5,274,827
Consumer	671,811	35,426	314,681	3,920	1,025,838
Lease financing	246,502	176,946	18,482	—	441,930
Total Loans and Leases	$9,837,065	$3,352,260	$1,106,316	$16,888	$14,312,529
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of June 30, 2026:

Maturities for Loan and Lease Portfolio(1)					Table 18
	June 30, 2026
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$839,823	$1,169,309	$234,433	$96,317	$2,339,882
Commercial real estate	1,125,248	2,116,250	1,517,914	23,718	4,783,130
Construction	231,348	375,639	75,337	49,442	731,766
Residential:
Residential mortgage	7,769	59,249	375,817	3,601,372	4,044,207
Home equity line	24,612	67,182	78,839	1,010,763	1,181,396
Total residential	32,381	126,431	454,656	4,612,135	5,225,603
Consumer	99,501	688,182	258,778	—	1,046,461
Lease financing	15,518	213,113	115,241	106,585	450,457
Total Loans and Leases	$2,343,819	$4,688,924	$2,656,359	$4,888,197	$14,577,299

Total of loans and leases with:
Adjustable interest rates	$2,148,363	$3,576,868	$1,604,676	$251,756	$7,581,663
Hybrid interest rates	59,522	116,014	102,642	1,594,316	1,872,494
Fixed interest rates	135,934	996,042	949,041	3,042,125	5,123,142
Total Loans and Leases	$2,343,819	$4,688,924	$2,656,359	$4,888,197	$14,577,299
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of June 30, 2026 and December 31, 2025:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	June 30,	December 31,
(dollars in thousands)	2026	2025
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$4,054	$8,805
Commercial real estate	2,879	3,007
Construction	1,788	1,788
Lease financing	680	734
Total Commercial Loans	9,401	14,334
Residential Loans:
Residential mortgage	18,675	16,423
Home equity line	11,425	10,271
Total Residential Loans	30,100	26,694
Total Non-Accrual Loans and Leases	39,501	41,028
Total Non-Performing Assets	$39,501	$41,028

Accruing Loans and Leases Past Due 90 Days or More
Commercial and industrial	$249	$318
Residential mortgage	771	55
Consumer	3,073	2,984
Total Accruing Loans and Leases Past Due 90 Days or More	$4,093	$3,357

Total Loans and Leases	$14,577,299	$14,312,529

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.27%	0.29%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.27%	0.29%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.30%	0.31%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the six months ended June 30, 2026 and 2025:

Non-Performing Assets		Table 20
	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Balance at beginning of period	$41,028	$20,679
Additions	9,158	13,554
Reductions
Payments	(6,196)	(3,692)
Return to accrual status	(2,619)	(1,554)
Charge-offs/write-downs	(1,870)	(396)
Total Reductions	(10,685)	(5,642)
Balance at end of period	$39,501	$28,591

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

Total NPAs were $39.5 million as of June 30, 2026, a decrease of $1.5 million or 4% from December 31, 2025. The ratio of our NPAs to total loans and leases and OREO was 0.27% as of June 30, 2026, a decrease of two basis points from December 31, 2025.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of June 30, 2026, residential mortgage non-accrual loans were $18.7 million, an increase of $2.3 million or 14% from December 31, 2025. This increase was due to additions in residential mortgage loans totaling $6.3 million, partially offset by returns to accrual status of $2.5 million and payments of $1.5 million. As of June 30, 2026, our residential mortgage non-accrual loans were comprised of 54 loans with a weighted average current LTV ratio of 55%, compared to 59 loans with a weighted average LTV ratio of 52% as of December 31, 2025.

As of June 30, 2026, home equity line non-accrual loans were $11.4 million, an increase of $1.2 million or 11% from December 31, 2025. This increase was due to additions in home equity lines totaling $2.4 million, partially offset by payments of $1.1 million and returns to accrual status of $0.1 million.

As of June 30, 2026, commercial and industrial non-accrual loans were $4.1 million, a decrease of $4.8 million or 54% from December 31, 2025. This decrease was due to payments of $3.4 million and charge-offs of $1.9 million, partially offset by additions of $0.5 million.

As of June 30, 2026, commercial real estate non-accrual loans were $2.9 million, a decrease of $0.1 million or 4% from December 31, 2025, primarily due to payments of $0.1 million.

As of June 30, 2026, construction non-accrual loans were $1.8 million, unchanged from December 31, 2025.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both June 30, 2026 and December 31, 2025, there was no OREO held.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $4.1 million as of June 30, 2026, an increase of $0.7 million or 22% from December 31, 2025. This increase was primarily due to an increase in residential mortgage loans of $0.7 million that were past due 90 days or more and still accruing interest.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$204,265	$199,959	$204,165	$193,240
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(769)	(688)	(3,394)	(2,147)
Lease financing	—	(82)	—	(82)
Total Commercial Loans	(769)	(770)	(3,394)	(2,229)
Home equity line	(23)	(16)	(23)	(30)
Consumer	(5,490)	(4,543)	(10,334)	(9,568)
Total Loans and Leases Charged-Off	(6,282)	(5,329)	(13,751)	(11,827)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	281	196	547	599
Commercial real estate	—	—	—	251
Lease financing	—	—	3	—
Total Commercial Loans	281	196	550	850
Residential Loans:
Residential mortgage	16	109	29	129
Home equity line	28	32	67	96
Total Residential Loans	44	141	96	225
Consumer	1,820	1,705	4,068	3,684
Total Recoveries on Loans and Leases Previously Charged-Off	2,145	2,042	4,714	4,759
Net Loans and Leases Charged-Off	(4,137)	(3,287)	(9,037)	(7,068)
Provision for Credit Losses	5,600	4,500	10,600	15,000
Balance at End of Period	$205,728	$201,172	$205,728	$201,172
Components:
Allowance for Credit Losses	$168,056	$167,825	$168,056	$167,825
Reserve for Unfunded Commitments	37,672	33,347	37,672	33,347
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$205,728	$201,172	$205,728	$201,172
Average Loans and Leases Outstanding	$14,488,213	$14,288,918	$14,389,365	$14,299,400
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.11%	0.09%	0.13%	0.10%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.15%	1.17%	1.15%	1.17%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	4.25x	5.87x	4.25x	5.87x
(1)	Annualized for the three and six months ended June 30, 2026 and 2025.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of June 30, 2026 and December 31, 2025:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	June 30, 2026
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$18,788	0.80%	16.05%
Commercial real estate	38,949	0.81	32.81
Construction	7,950	1.09	5.02
Lease financing	2,464	0.55	3.09
Total commercial	68,151	0.82	56.97
Residential mortgage	36,446	0.90	27.74
Home equity line	15,302	1.30	8.11
Total residential	51,748	0.99	35.85
Consumer	48,157	4.60	7.18
Total	$168,056	1.15%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,833	0.96%	15.17%
Commercial real estate	38,757	0.84	32.07
Construction	7,605	0.94	5.65
Lease financing	2,778	0.63	3.09
Total commercial	69,973	0.87	55.98
Residential mortgage	36,384	0.89	28.62
Home equity line	15,192	1.29	8.23
Total residential	51,576	0.98	36.85
Consumer	46,919	4.57	7.17
Total	$168,468	1.18%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and six months ended June 30, 2026 and 2025:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial and industrial	0.09%	0.09%	0.26%	0.14%
Commercial real estate	—	—	—	(0.01)
Construction	—	—	—	—
Lease financing	—	0.08	—	0.04
Total commercial	0.02	0.03	0.07	0.03
Residential mortgage	—	(0.01)	—	(0.01)
Home equity line	—	(0.01)	(0.01)	(0.01)
Total residential	—	(0.01)	—	(0.01)
Consumer	1.41	1.12	1.22	1.17
Total loans and leases	0.11%	0.09%	0.13%	0.10%
(1)	Annualized for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the ACL was $168.1 million or 1.15% of total loans and leases outstanding, compared with an ACL of $168.5 million or 1.18% of total loans and leases outstanding as of December 31, 2025. The reserve for unfunded commitments was $37.7 million as of June 30, 2026, compared to $35.7 million as of December 31, 2025.

Net charge-offs of loans and leases were $4.1 million or 0.11% of total average loans and leases, on an annualized basis, for the three months ended June 30, 2026, compared to net charge-offs of $3.3 million or 0.09% for the three months ended June 30, 2025. Net charge-offs in our commercial lending portfolio were $0.5 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. Net recoveries in our residential lending portfolio were nil and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Net charge-offs in our consumer lending portfolio were $3.7 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $9.0 million or 0.13% of total average loans and leases on an annualized basis, for the six months ended June 30, 2026, compared to $7.1 million or 0.10% of total average loans and leases, on an annualized basis, for the six months ended June 30, 2025. Net charge-offs in our commercial lending portfolio were $2.8 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. Net recoveries in our residential lending portfolio were $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. Net charge-offs in our consumer lending portfolio were $6.3 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of June 30, 2026 and December 31, 2025. Furthermore, as of June 30, 2026, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both June 30, 2026 and December 31, 2025. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our unaudited interim consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and six months ended June 30, 2026. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $816.3 million as of June 30, 2026, a decrease of $12.0 million or 1% from December 31, 2025. The decrease in other assets was primarily due to decreases of $10.9 million in suspense and clearing accounts, $10.3 million in current tax receivables and deferred tax assets, $4.5 million in low-income housing tax credit (“LIHTC”) investments and $2.7 million in vendor advances. This was partially offset by an increase of $20.7 million in prepaid assets.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of June 30, 2026 and December 31, 2025:

Deposits		Table 25
	June 30,	December 31,
(dollars in thousands)	2026	2025
U.S.:
Demand	$5,642,865	$5,794,973
Savings	5,553,264	5,721,098
Money Market	3,795,384	3,832,783
Time	2,837,654	2,948,536
Foreign(1):
Demand	804,924	752,319
Savings	579,482	587,775
Money Market	488,598	456,587
Time	452,010	421,597
Total Deposits(2)	$20,154,181	$20,515,668
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $616.3 million as of June 30, 2026, a decrease of $223.2 million or 27% compared to December 31, 2025.

Total deposits were $20.2 billion as of June 30, 2026, a decrease of $361.5 million from December 31, 2025. The decrease in deposit balances stemmed primarily from a $124.3 million decrease in public time deposit balances, a $114.7 million decrease in public savings deposit balances and a $105.9 million decrease in non-public demand deposit balances.

As of June 30, 2026 and December 31, 2025, the amount of deposits that exceeded FDIC insurance limits were estimated to be $9.8 billion, or 48% of total deposits, and $10.1 billion, or 49% of total deposits, respectively. At June 30, 2026 and December 31, 2025, the Company had $616.3 million and $839.5 million, respectively, of public deposits, all of which were fully collateralized with investment securities. As of June 30, 2026 and December 31, 2025, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.2 billion, or 45% of total deposits, and $9.3 billion, or 45% of total deposits, respectively. As of June 30, 2026 and December 31, 2025, deposit accounts above $250,000 were $11.5 billion and $11.9 billion, respectively. As of June 30, 2026 and December 31, 2025, deposit balances over $250,000 in corporate operating accounts were $2.0 billion and $2.1 billion, respectively.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of June 30, 2026:

Uninsured Time Deposits	Table 26
(dollars in thousands)	June 30, 2026
Three months or less	$556,661
Over three through six months	388,481
Over six through twelve months	227,657
Over twelve months	13,556
Total(1)	$1,186,355
(1)	Includes $9.0 million in public time deposits that are fully collateralized with investment securities.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $85.7 million as of June 30, 2026, a decrease of $1.3 million or 2% from December 31, 2025. This decrease was due to payments of $4.0 million, partially offset by net periodic benefit costs for the six months ended June 30, 2026 of $2.7 million.

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

As of June 30, 2026, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since June 30, 2026 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 13.27% as of June 30, 2026, an increase of 10 basis points from December 31, 2025. The increase in CET1 was primarily due to earnings for the six months ended June 30, 2026, partially offset by dividends declared and paid to the Company’s stockholders, common stock repurchased and an increase in risk-weighted assets.

FHI's Regulatory Capital		Table 27
	June 30,	December 31,
(dollars in thousands)	2026	2025
Stockholders' Equity	$2,826,028	$2,769,365
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(359,793)	(368,140)
Tax credit carryforward	1,055	—
Common Equity Tier 1 Capital and Tier 1 Capital	$2,189,274	$2,142,013
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	205,728	203,256
Total Capital	$2,395,002	$2,345,269
Risk-Weighted Assets	$16,495,964	$16,259,605

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.27%	13.17%
Tier 1 Capital Ratio	13.27%	13.17%
Total Capital Ratio	14.52%	14.42%
Tier 1 Leverage Ratio	9.46%	9.27%

Total stockholders’ equity was $2.8 billion as of June 30, 2026, an increase of $56.7 million or 2% from December 31, 2025. The increase in stockholders’ equity was primarily due to earnings for the six months ended June 30, 2026 of $141.2 million and other comprehensive income, net of tax, of $8.3 million, primarily due to changes in our investment securities portfolio. This was partially offset by dividends declared and paid to the Company’s stockholders of $63.5 million and common stock repurchased of $32.0 million.

In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock during 2026. Under this plan, the Company repurchased 1,307,738 shares at a total cost of $32.0 million during the six months ended June 30, 2026. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In July 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on August 28, 2026 to shareholders of record at the close of business on August 17, 2026.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of June 30, 2026, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $391,000 at June 30, 2026. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. The qualifying debt payments for all lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the 12 months subsequent to June 30, 2026 and December 31, 2025, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of June 30, 2026 and December 31, 2025 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	June 30, 2026	December 31, 2025
Gradual Change in Interest Rates (basis points)
+200	3.6%	3.5%
+100	1.8	1.8
+50	0.9	0.9
(50)	(0.9)	(0.9)
(100)	(1.8)	(1.8)

Immediate Change in Interest Rates (basis points)
+200	6.6%	6.3%
+100	3.3	3.2
+50	1.6	1.6
(50)	(1.7)	(1.6)
(100)	(3.0)	(3.2)

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

Under the static balance sheet forecast as of June 30, 2026, our net interest income sensitivity profile is relatively unchanged in higher  and lower interest rate scenarios compared to similar forecasts as of December 31, 2025. The sensitivity outcomes described above is primarily due to the impact of holding a similar repricing mix as of June 30, 2026 as compared with December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 contains a discussion of our risk factors. Except as set forth in this Item 1A and to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Pending Mergers and First Hawaiian Following Completion of the Mergers

First Hawaiian and TriCo have incurred and are expected to incur substantial costs related to the mergers.

First Hawaiian and TriCo have incurred and expect to incur a number of significant non-recurring costs associated with the mergers. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing and mailing costs and other related costs. Some of these costs are payable by either First Hawaiian or TriCo regardless of whether or not the mergers are completed.

Combining First Hawaiian and TriCo may be more difficult, costly or time-consuming than expected, and First Hawaiian and TriCo may fail to realize the anticipated strategic benefits of the mergers.

The success of the mergers will depend, in part, on the ability to realize the anticipated strategic and financial benefits from combining the businesses of First Hawaiian and TriCo, including geographic expansion, the enhanced growth opportunities and broader product capabilities of the combined franchise. To realize the anticipated benefits from the mergers, following completion of the mergers, First Hawaiian must successfully integrate the businesses of First Hawaiian and TriCo in a manner that permits those benefits to be realized without adversely affecting current revenues and future growth. If First Hawaiian and TriCo are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. In addition, any cost savings of the mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.

First Hawaiian and TriCo have operated and, until the effective time, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, diminished competitive position, loan and deposit attrition, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the mergers. The conversion and migration of data, applications, systems and third-party interfaces could also be delayed or unsuccessful and could result in service interruptions, processing errors, data loss, cybersecurity or data-protection incidents, customer disruption or additional costs. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of First Hawaiian and TriCo while the mergers are pending and on First Hawaiian for an undetermined period following completion of the mergers.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of First Hawaiian following the completion of the mergers, which may adversely affect the value of the common stock of First Hawaiian following the completion of the mergers.

The future results of First Hawaiian following the completion of the mergers may suffer if First Hawaiian does not effectively manage its expanded operations.

Following the mergers, the size and geographic scope of the business of First Hawaiian will increase materially, including through the addition of significant branch-based retail and commercial banking operations in Northern and Central California. First Hawaiian’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. First Hawaiian will also have greater exposure to economic, competitive, credit and other conditions affecting California. TriCo’s loan portfolio includes a substantial concentration in commercial real estate and multifamily loans, and the acquisition will increase First Hawaiian’s exposure to California real estate markets, collateral values and economic conditions. First Hawaiian may encounter challenges in maintaining TriCo’s local customer relationships and operating model while integrating the combined organization. First Hawaiian may also face increased compliance, risk-management, internal-control and supervisory complexity because of the increased size, geographic scope and complexity of its operations. There can be no assurance that First Hawaiian will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the mergers.

First Hawaiian may be unable to retain legacy First Hawaiian or TriCo personnel successfully after the completion of the mergers.

The success of the mergers will depend in part on First Hawaiian’s ability to retain the talent and dedication of key employees currently employed by First Hawaiian and TriCo. It is possible that these employees may decide not to remain with the applicable company while the mergers are pending or after the completion of the mergers. If First Hawaiian and TriCo are unable to retain key employees, including management, who are critical to the successful integration and future operations of First Hawaiian following the mergers, First Hawaiian and TriCo could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the mergers, if key employees terminate their employment, First Hawaiian’s business activities following the mergers may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause First Hawaiian’s business following the mergers to suffer. First Hawaiian and TriCo also may not be able to locate or retain suitable replacements for key employees.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on First Hawaiian following the mergers.

Before the mergers and the bank merger may be completed, various approvals, consents, waivers, and/or non-objections must be obtained from the Federal Reserve Board, the FDIC, the Hawaii DFI, the California DFPI and other regulatory authorities in the United States. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of First Hawaiian’s business following the mergers or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of First Hawaiian following the mergers or otherwise reducing the anticipated benefits of the mergers if the mergers were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the mergers. Additionally, the completion of the mergers is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

In addition, neither First Hawaiian nor TriCo, nor any of their respective subsidiaries, is required or, without the written consent of the other party, permitted, to take any action, commit to take any action or agree to any condition or restriction in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities or regulatory agencies that would reasonably be expected to have, either individually or in the aggregate, a material adverse effect on First Hawaiian as the surviving entity and its subsidiaries, taken as a whole, after giving effect to the mergers and the bank merger (a “materially burdensome regulatory condition”).

If the requisite approvals of First Hawaiian stockholders or TriCo shareholders are not obtained, or other conditions to the closing of the mergers are not met, the merger agreement may be terminated in accordance with its terms and the mergers may not be completed.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the mergers. Those conditions include: (i) the approval by First Hawaiian stockholders of the First Hawaiian share issuance proposal and the approval by TriCo shareholders of the TriCo merger proposal; (ii) authorization for listing on Nasdaq of the shares of First Hawaiian common stock to be issued in the merger; (iii) the receipt of requisite regulatory approvals, including approvals, waivers or non-objections, as applicable, from the Federal Reserve Board, the FDIC, the Hawaii DFI and the California DFPI, and the expiration or termination of all statutory waiting periods in respect thereof, without any such requisite regulatory approval having resulted in the imposition of any materially burdensome regulatory condition; (iv) effectiveness of First Hawaiian’s registration statement on Form S-4 relating to the mergers; and (v) the absence of any order, injunction or decree issued by any court or agency of competent jurisdiction or other law preventing or making illegal the completion of the mergers, the bank merger or any of the other transactions contemplated by the merger agreement. Each party’s obligation to complete the mergers is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the mergers, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Code. These conditions may not be fulfilled in a timely manner or at all, and, accordingly, the mergers may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite First Hawaiian stockholder approval and TriCo shareholder approval, or First Hawaiian or TriCo may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the mergers could negatively impact First Hawaiian.

If the mergers are not completed for any reason, including as a result of First Hawaiian stockholders’ failure to approve the First Hawaiian share issuance proposal or TriCo shareholders’ failure to approve the TriCo merger proposal, there may be various adverse consequences and First Hawaiian may experience negative reactions from the financial markets and from its customers and employees. For example, First Hawaiian’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the mergers, without realizing any of the anticipated benefits of completing the mergers. Additionally, if the merger agreement is terminated, the market price of First Hawaiian common stock could decline to the extent that current market prices reflect a market assumption that the mergers will be beneficial and will be completed. First Hawaiian also could be subject to litigation related to any failure to complete the mergers or to proceedings commenced against First Hawaiian to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either First Hawaiian or TriCo may be required to pay a termination fee of $80 million to the other party.

First Hawaiian and TriCo will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the mergers may have an adverse effect on First Hawaiian and TriCo. These uncertainties may impair First Hawaiian’s or TriCo’s ability to attract, retain and motivate key personnel and other employees until the mergers are completed. These uncertainties may also cause customers, suppliers, business partners and others that deal with First Hawaiian or TriCo to seek alternative relationships with third parties, seek to alter their business relationships with First Hawaiian or TriCo or fail to extend existing relationships with First Hawaiian or TriCo. In addition, subject to certain exceptions, First Hawaiian and TriCo have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent First Hawaiian and/or TriCo from pursuing attractive business opportunities that may arise prior to the completion of the mergers.

The merger agreement limits First Hawaiian’s ability to pursue alternatives to the mergers and may discourage other companies from trying to acquire First Hawaiian.

The merger agreement contains “no shop” covenants that restrict each of First Hawaiian’s and TriCo’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by each respective board of directors, engage or participate in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, or have or participate in any discussions with any person relating to, any alternative acquisition proposals, subject to certain exceptions. These provisions may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of First Hawaiian or TriCo from considering or making that acquisition proposal.

The fixed exchange ratio and the issuance of a substantial number of shares of First Hawaiian common stock will dilute existing First Hawaiian stockholders and may adversely affect the market price of First Hawaiian common stock.

The fixed exchange ratio and the issuance of a substantial number of shares of First Hawaiian common stock will dilute existing First Hawaiian stockholders and may adversely affect the market price of First Hawaiian common stock.

Under the merger agreement, each eligible share of TriCo common stock will be converted into 2.095 shares of First Hawaiian common stock. Because the exchange ratio is fixed, the number of shares of First Hawaiian common stock to be issued in the merger will not be adjusted for changes in the market price of First Hawaiian common stock or TriCo common stock. Changes in the relative market prices or business performance of First Hawaiian and TriCo before the effective time could therefore make the economic terms of the mergers less favorable to First Hawaiian and its existing stockholders than they were on the date the merger agreement was signed.

Upon completion of the mergers, existing First Hawaiian stockholders and former TriCo shareholders are expected to own approximately 65% and 35%, respectively, of the outstanding shares of First Hawaiian common stock. The actual ownership percentages will depend on the number of shares of First Hawaiian common stock and TriCo common stock outstanding and the number and treatment of applicable TriCo equity awards at the effective time. The issuance of the merger consideration will dilute the relative voting and economic interests of existing First Hawaiian stockholders and may result in fluctuations in, or a decrease in, the market price of First Hawaiian common stock.

The mergers may result in significant goodwill and other intangible assets that could become impaired and adversely affect First Hawaiian’s results of operations.

In accordance with applicable accounting standards, First Hawaiian will account for the mergers as a business combination using the acquisition method of accounting. First Hawaiian will allocate the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill. The acquisition-date valuations of the assets acquired and liabilities assumed—including loans, securities, deposits, borrowings, identifiable intangible assets and related tax items—will be based on estimates and assumptions and may change as additional information becomes available during the applicable measurement period. Changes in those valuations could affect the amount of goodwill and other assets and liabilities recorded, the amount and timing of accretion, amortization and credit-loss expense and First Hawaiian’s future financial condition and results of operations.

First Hawaiian expects to recognize goodwill and other intangible assets, including a core deposit intangible, in connection with the mergers. Goodwill will not be amortized but will be tested for impairment at least annually and upon the occurrence of events or changes in circumstances indicating that impairment may have occurred. Finite-lived intangible assets, including the core deposit intangible, will be amortized over their estimated useful lives and evaluated for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Amortization expense and any impairment charge could adversely affect First Hawaiian’s results of operations and book value.

An impairment could result from, among other things, deterioration in the performance of the acquired business, deterioration in economic or market conditions in California or First Hawaiian’s other markets, adverse changes in laws or regulations affecting the banking industry, a decline in First Hawaiian’s stock price or the occurrence of a triggering event that compounds negative financial results, or other events or circumstances that reduce the estimated fair value of the applicable reporting unit or asset.

Stockholder or shareholder litigation related to the mergers could prevent or delay the completion of the mergers, result in the payment of damages or otherwise negatively impact the business and operations of First Hawaiian and TriCo.

Stockholders of First Hawaiian and/or shareholders of TriCo may file lawsuits against First Hawaiian, TriCo and/or the directors or officers of either company in connection with the mergers. One of the conditions to the closing is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other law preventing or making illegal the consummation of the mergers, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting First Hawaiian or TriCo defendants from completing the mergers, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the consummation of the mergers and could result in significant costs to First Hawaiian and/or TriCo, including any cost associated with the indemnification of directors and officers of each company. First Hawaiian and TriCo may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the mergers, the bank merger or any other transactions contemplated by the merger agreement. Such litigation could have an adverse effect on the financial condition and results of operations of First Hawaiian and could prevent or delay the completion of the mergers.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

2.1

Agreement and Plan of Reorganization and Merger, dated as of July 12, 2026, by and among First Hawaiian, Inc., TriCo Bancshares and Horizon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 15, 2026* (File No. 001-14585))

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

3.3

Fifth Amended and Restated Bylaws of First Hawaiian, Inc., effective as of April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 24, 2026) (File No. 001-14585))

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 15, 2026 (File No. 001-14585))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2026		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer