Form 10-Q
period 2026-09-30
FIRST HAWAIIAN, INC.
filed 2026-11-02
CIK 36377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,681,352 shares of Common Stock, par value $0.01 per share, were outstanding as of October 23, 2026.

FIRST HAWAIIAN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest income
Loans and lease financing	$192,373	$196,441	$569,489	$581,936
Available-for-sale investment securities	16,200	13,470	46,951	39,089
Held-to-maturity investment securities	14,856	15,920	45,040	48,866
Other	11,114	16,744	35,128	44,573
Total interest income	234,543	242,575	696,608	714,464
Interest expense
Deposits	60,211	70,851	183,495	212,849
Short-term borrowings	1	2,195	1	7,421
Other	227	198	485	754
Total interest expense	60,439	73,244	183,981	221,024
Net interest income	174,104	169,331	512,627	493,440
Provision for credit losses	20,308	4,500	30,908	19,500
Net interest income after provision for credit losses	153,796	164,831	481,719	473,940
Noninterest income
Service charges on deposit accounts	8,693	8,096	25,165	23,461
Credit and debit card fees	15,718	15,850	46,203	46,237
Other service charges and fees	15,386	13,807	43,579	39,324
Trust and investment services income	9,146	9,212	27,366	27,736
Bank-owned life insurance	4,748	6,314	15,908	15,409
Investment securities gains, net	—	—	—	37
Other	2,432	3,781	11,002	9,291
Total noninterest income	56,123	57,060	169,223	161,495
Noninterest expense
Salaries and employee benefits	63,159	61,533	189,625	181,138
Contracted services and professional fees	13,803	15,785	41,987	46,621
Occupancy	7,333	7,098	23,051	23,132
Equipment	15,308	13,834	44,652	41,742
Regulatory assessment and fees	3,112	3,294	9,777	10,876
Advertising and marketing	2,157	2,033	6,587	6,247
Card rewards program	9,125	8,694	25,932	25,019
Merger-related costs	6,672	—	10,854	—
Other	39,378	13,473	65,912	39,468
Total noninterest expense	160,047	125,744	418,377	374,243
Income before provision for income taxes	49,872	96,147	232,565	261,192
(Benefit) provision for income taxes	(13,858)	22,307	27,676	54,857
Net income	$63,730	$73,840	$204,889	$206,335
Basic earnings per share	$0.52	$0.59	$1.68	$1.65
Diluted earnings per share	$0.52	$0.59	$1.67	$1.64
Basic weighted-average outstanding shares	121,681,309	124,267,090	121,933,207	125,282,792
Diluted weighted-average outstanding shares	122,478,489	124,970,898	122,716,742	125,977,271

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$63,730	$73,840	$204,889	$206,335
Other comprehensive (loss) income, net of tax:
Net change in investment securities	(37,743)	19,315	(28,238)	76,010
Net change in cash flow derivative hedges	(6,290)	(456)	(7,448)	(165)
Other comprehensive (loss) income	(44,033)	18,859	(35,686)	75,845
Total comprehensive income	$19,697	$92,699	$169,203	$282,180

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amount)	2026	2025
Assets
Cash and due from banks	$258,228	$228,734
Interest-bearing deposits in other banks	1,071,703	1,249,018
Investment securities:
Available-for-sale, at fair value (amortized cost: $2,259,070 as of September 30, 2026 and $2,246,716 as of December 31, 2025)	2,016,945	2,076,233
Held-to-maturity, at amortized cost (fair value: $2,819,282 as of September 30, 2026 and $3,188,775 as of December 31, 2025)	3,346,994	3,533,082
Loans held for sale	—	1,370
Loans and leases	14,462,228	14,312,529
Less: allowance for credit losses	164,437	168,468
Net loans and leases	14,297,791	14,144,061

Premises and equipment, net	304,848	303,496
Accrued interest receivable	75,204	77,641
Bank-owned life insurance	525,898	513,182
Goodwill	995,492	995,492
Mortgage servicing rights	4,164	4,638
Other assets	866,748	828,305
Total assets	$23,764,015	$23,955,252
Liabilities and Stockholders' Equity
Deposits:
Interest-bearing	$13,803,664	$13,968,376
Noninterest-bearing	6,400,906	6,547,292
Total deposits	20,204,570	20,515,668
Retirement benefits payable	96,570	99,052
Other liabilities	645,331	571,167
Total liabilities	20,946,471	21,185,887

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Common stock ($0.01 par value; authorized 300,000,000 shares; issued/outstanding: 142,662,115 / 121,681,352 as of September 30, 2026; issued/outstanding: 142,184,584 / 122,689,256 as of December 31, 2025)	1,427	1,422
Additional paid-in capital	2,588,530	2,576,540
Retained earnings	1,187,636	1,078,885
Accumulated other comprehensive loss, net	(403,826)	(368,140)
Treasury stock (20,980,763 shares as of September 30, 2026 and 19,495,328 shares as of December 31, 2025)	(556,223)	(519,342)
Total stockholders' equity	2,817,544	2,769,365
Total liabilities and stockholders' equity	$23,764,015	$23,955,252

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of June 30, 2026	121,680,634	$1,427	$2,584,578	$1,156,028	$(359,793)	$(556,212)	$2,826,028
Net income	—	—	—	63,730	—	—	63,730
Cash dividends declared ($0.26 per share)	—	—	—	(31,638)	—	—	(31,638)
Equity-based awards	718	—	3,952	(484)	—	(11)	3,457
Other comprehensive loss, net of tax	—	—	—	—	(44,033)	—	(44,033)
Balance as of September 30, 2026	121,681,352	$1,427	$2,588,530	$1,187,636	$(403,826)	$(556,223)	$2,817,544

	Nine Months Ended September 30, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(dollars in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance as of December 31, 2025	122,689,256	$1,422	$2,576,540	$1,078,885	$(368,140)	$(519,342)	$2,769,365
Net income	—	—	—	204,889	—	—	204,889
Cash dividends declared ($0.78 per share)	—	—	—	(95,172)	—	—	(95,172)
Common stock issued under Employee Stock Purchase Plan	4,385	—	122	—	—	—	122
Equity-based awards	295,449	5	11,868	(966)	—	(4,640)	6,267
Common stock repurchased	(1,307,738)	—	—	—	—	(32,000)	(32,000)
Stock repurchase excise tax	—	—	—	—	—	(241)	(241)
Other comprehensive loss, net of tax	—	—	—	—	(35,686)	—	(35,686)
Balance as of September 30, 2026	121,681,352	$1,427	$2,588,530	$1,187,636	$(403,826)	$(556,223)	$2,817,544

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

FIRST HAWAIIAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$204,889	$206,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,908	19,500
Depreciation, amortization and accretion, net	23,066	25,625
Deferred income tax provision	2,990	2,153
Stock-based compensation	11,873	11,651
Other gains	(161)	(44)
Originations of loans held for sale	(13,602)	(13,589)
Proceeds from sales of loans held for sale	13,628	13,029
Net gains on investment securities	—	(37)
Premiums paid on cash flow hedges	(3,784)	(2,914)
Amortization of premiums on cash flow hedges	1,393	200
Change in assets and liabilities:
Net decrease in other assets	24,904	2,566
Net decrease in other liabilities	(16,406)	(34,300)
Net cash provided by operating activities	279,698	230,175
Cash flows from investing activities
Available-for-sale securities:
Proceeds from maturities and principal repayments	220,469	210,983
Proceeds from calls and sales	49,800	67,434
Purchases	(281,104)	(266,554)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	210,688	218,516
Proceeds from calls	3,620	4,223
Other investments:
Proceeds from sales	6,889	14,684
Purchases	(33,040)	(19,833)
Loans:
Net (increase) decrease in loans and leases resulting from originations and principal repayments	(86,333)	306,744
Purchases of loans	(62,043)	(33,797)
Proceeds from bank-owned life insurance	3,245	1,475
Purchases of bank-owned life insurance	(53)	(2,000)
Purchases of premises, equipment and software	(14,730)	(26,879)
Net cash provided by investing activities	17,408	474,996
Cash flows from financing activities
Net (decrease) increase in deposits	(311,098)	407,341
Repayment of short-term borrowings	—	(250,000)
Dividends paid	(96,389)	(98,796)
Stock tendered for payment of withholding taxes	(4,640)	(4,011)
Proceeds from employee stock purchase plan	122	130
Common stock repurchased	(32,000)	(74,041)
Stock repurchase excise tax paid in current period	(922)	(341)
Net cash used in financing activities	(444,927)	(19,718)
Net (decrease) increase in cash and cash equivalents	(147,821)	685,453
Cash and cash equivalents at beginning of period	1,477,752	1,170,190
Cash and cash equivalents at end of period	$1,329,931	$1,855,643
Supplemental disclosures
Interest paid	$189,670	$229,460
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	1,931	2,988
Transfers to loans and leases from loans held for sale	1,336	—
Obligation to fund low-income housing partnerships	36,698	46,953
Stock repurchase excise tax settled in subsequent period	241	664

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

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, which amends the guidance in Accounting Standards Codification (“ASC”) Topic 326 on the accounting for certain purchased loans. Under this ASU, entities must account for acquired loans (excluding credit cards and leases) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (known as the “gross-up approach”).  Purchased seasoned loans are defined as either: (1) non-PCD loans (loans that were not purchased with credit deterioration) that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. This ASU also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their allowance for credit losses. This election can be made on an acquisition-by-acquisition basis. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company plans to early adopt the provisions of ASU No. 2025-08 as of October 1, 2026 in conjunction with the Company’s proposed merger with TriCo Bancshares. The Company is not currently able to estimate the impact that the adoption of this new guidance will have on the Company’s consolidated financial statements. See “Note 18. Proposed Merger with TriCo Bancshares” for more information.

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

2. Investment Securities

As of September 30, 2026 and December 31, 2025, investment securities consisted predominantly of the following investment categories:

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

As of September 30, 2026 and December 31, 2025, the Company’s investment securities were classified as either available-for-sale or held-to-maturity. Amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Mortgage-backed securities:
Residential - Government agency	$24,541	$85	$(1,635)	$22,991	$30,948	$498	$(1,079)	$30,367
Residential - Government-sponsored enterprises	959,580	311	(92,443)	867,448	933,206	3,115	(58,106)	878,215
Commercial - Government agency	227,673	—	(54,749)	172,924	237,192	—	(46,015)	191,177
Commercial - Government-sponsored enterprises	38,877	—	(574)	38,303	42,798	—	(1,199)	41,599
Commercial - Non-agency	258,822	959	(47)	259,734	128,464	589	(39)	129,014
Collateralized mortgage obligations:
Government agency	418,968	—	(51,352)	367,616	461,160	1,756	(36,640)	426,276
Government-sponsored enterprises	322,706	—	(42,685)	280,021	336,451	847	(34,302)	302,996
Collateralized loan obligations	7,903	5	—	7,908	76,497	92	—	76,589
Total available-for-sale securities	$2,259,070	$1,360	$(243,485)	$2,016,945	$2,246,716	$6,897	$(177,380)	$2,076,233

Government agency debt securities	$44,288	$—	$(4,885)	$39,403	$46,182	$—	$(3,235)	$42,947
Mortgage-backed securities:
Residential - Government agency	34,621	—	(6,307)	28,314	37,081	—	(4,462)	32,619
Residential - Government-sponsored enterprises	81,783	—	(15,283)	66,500	86,681	—	(10,661)	76,020
Commercial - Government agency	30,160	—	(9,381)	20,779	30,796	—	(7,537)	23,259
Commercial - Government-sponsored enterprises	1,065,523	—	(164,772)	900,751	1,088,838	227	(95,314)	993,751
Collateralized mortgage obligations:
Government agency	767,292	—	(124,622)	642,670	823,423	—	(84,609)	738,814
Government-sponsored enterprises	1,268,014	—	(194,637)	1,073,377	1,365,087	—	(135,145)	1,229,942
Debt securities issued by states and political subdivisions	55,313	—	(7,825)	47,488	54,994	—	(3,571)	51,423
Total held-to-maturity securities	$3,346,994	$—	$(527,712)	$2,819,282	$3,533,082	$227	$(344,534)	$3,188,775

Accrued interest receivable related to available-for-sale investment securities was $4.7 million and $5.5 million as of September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable related to held-to-maturity investment securities was $6.1 million as of both September 30, 2026 and December 31, 2025. Accrued interest receivable is recorded separately from the amortized cost basis of investment securities on the Company’s unaudited interim consolidated balance sheets.

Proceeds from calls of investment securities were $25.5 million and $30.7 million for the three months ended September 30, 2026 and 2025, respectively. Proceeds from calls of investment securities were $53.4 million and $71.6 million for the nine months ended September 30, 2026 and 2025, respectively. There were no sales of investment securities for both the three and nine months ended September 30, 2026 and 2025.

Interest income from taxable investment securities was $28.0 million and $26.3 million for the three months ended September 30, 2026 and 2025, respectively, and $82.8 million and $78.7 million for the nine months ended September 30, 2026 and 2025 respectively. Interest income from non-taxable investment securities was $3.1 million for both the three months ended September 30, 2026 and 2025, and $9.2 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The amortized cost and fair value of debt securities issued by government agencies and states and political subdivisions, non-agency mortgage-backed securities and collateralized loan obligations as of September 30, 2026, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations issued by government agencies and government-sponsored enterprises are disclosed separately in the table below as remaining expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

	September 30, 2026
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale securities
Due in one year or less	$—	$—
Due after one year through five years	78,144	78,612
Due after five years through ten years	4,571	4,576
Due after ten years	184,010	184,454
	266,725	267,642

Mortgage-backed securities:
Residential - Government agency	24,541	22,991
Residential - Government-sponsored enterprises	959,580	867,448
Commercial - Government agency	227,673	172,924
Commercial - Government-sponsored enterprises	38,877	38,303
Total mortgage-backed securities	1,250,671	1,101,666
Collateralized mortgage obligations:
Government agency	418,968	367,616
Government-sponsored enterprises	322,706	280,021
Total collateralized mortgage obligations	741,674	647,637
Total available-for-sale securities	$2,259,070	$2,016,945

Held-to-maturity securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	61,523	54,434
Due after ten years	38,078	32,457
	99,601	86,891

Mortgage-backed securities:
Residential - Government agency	34,621	28,314
Residential - Government-sponsored enterprises	81,783	66,500
Commercial - Government agency	30,160	20,779
Commercial - Government-sponsored enterprises	1,065,523	900,751
Total mortgage-backed securities	1,212,087	1,016,344
Collateralized mortgage obligations:
Government agency	767,292	642,670
Government-sponsored enterprises	1,268,014	1,073,377
Total collateralized mortgage obligations	2,035,306	1,716,047
Total held-to-maturity securities	$3,346,994	$2,819,282

At September 30, 2026, pledged securities totaled $3.9 billion, of which $2.2 billion was pledged to secure borrowing capacity, $1.6 billion was pledged to secure public deposits and $40.3 million was pledged to secure other financial transactions. At December 31, 2025, pledged securities totaled $4.2 billion, of which $2.4 billion was pledged to secure borrowing capacity, $1.8 billion was pledged to secure public deposits and $52.6 million was pledged to secure other financial transactions.

The Company held no securities of any single issuer, other than debt securities issued by government agencies and government-sponsored enterprises, which were in excess of 10% of stockholders’ equity as of September 30, 2026 and December 31, 2025.

The following tables present the unrealized gross losses and fair values of securities in the available-for-sale portfolio by length of time that the 172 and 137 individual securities in each category have been in a continuous loss position as of September 30, 2026 and December 31, 2025, respectively. The unrealized losses on available-for-sale investment securities were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

	Time in Continuous Loss as of September 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$(68)	$6,734	$(1,567)	$7,134	$(1,635)	$13,868
Residential - Government-sponsored enterprises	(18,842)	396,275	(73,601)	457,919	(92,443)	854,194
Commercial - Government agency	—	—	(54,749)	172,924	(54,749)	172,924
Commercial - Government-sponsored enterprises	—	—	(574)	38,303	(574)	38,303
Commercial - Non-agency	(25)	14,477	(22)	7,022	(47)	21,499
Collateralized mortgage obligations:
Government agency	(4,426)	118,477	(46,926)	249,139	(51,352)	367,616
Government-sponsored enterprises	(2,956)	76,961	(39,729)	203,060	(42,685)	280,021
Total available-for-sale securities with unrealized losses	$(26,317)	$612,924	$(217,168)	$1,135,501	$(243,485)	$1,748,425

	Time in Continuous Loss as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Unrealized		Unrealized		Unrealized
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities:
Residential - Government agency	$—	$—	$(1,079)	$8,304	$(1,079)	$8,304
Residential - Government-sponsored enterprises	(509)	70,705	(57,597)	545,262	(58,106)	615,967
Commercial - Government agency	—	—	(46,015)	191,177	(46,015)	191,177
Commercial - Government-sponsored enterprises	—	—	(1,199)	41,599	(1,199)	41,599
Commercial - Non-agency	(39)	14,475	—	—	(39)	14,475
Collateralized mortgage obligations:
Government agency	—	—	(36,640)	287,275	(36,640)	287,275
Government-sponsored enterprises	(183)	18,296	(34,119)	232,210	(34,302)	250,506
Total available-for-sale securities with unrealized losses	$(731)	$103,476	$(176,649)	$1,305,827	$(177,380)	$1,409,303

At September 30, 2026 and December 31, 2025, the Company did not have any available-for-sale securities with the intent to sell and determined it was more likely than not that the Company would not be required to sell the securities prior to recovery of the amortized cost basis. As the Company had the intent and ability to hold the remaining available-for-sale securities in an unrealized loss position as of September 30, 2026 and December 31, 2025, each security with an unrealized loss position in the above tables has been further assessed to determine if a credit loss exists. As of September 30, 2026 and December 31, 2025, the Company did not expect any credit losses in its available-for-sale debt securities and no credit losses were recognized on available-for-sale securities during the three and nine months ended September 30, 2026 and for the year ended December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company’s investment securities were comprised primarily of debt securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and government-sponsored enterprises, with under 7% of the investment securities comprised of collateralized loan obligations rated AA or better, obligations issued by local state and political subdivisions rated AA or better and non-agency commercial mortgage-backed securities rated AAA. For investment securities issued by the U.S. government, its agencies and government-sponsored enterprises, management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost basis is zero, and these securities are explicitly or implicitly fully guaranteed by the U.S. government. The U.S. government can print its own currency and its currency is routinely held by central banks and other major financial institutions. The dollar is used in international commerce, and commonly is viewed as a reserve currency, all of which qualitatively indicates that historical credit loss information should be minimally affected by current conditions and reasonable and supportable forecasts. For collateralized loan obligations, debt securities issued by local state and political subdivisions and non-agency commercial mortgage-backed securities, these securities are investment grade and highly rated and carry either sufficient credit enhancement or days cash on hand to support timely payments of principal and interest. As a result, the Company does not expect any future payment defaults and has not recorded an allowance for credit losses for its available-for-sale and held-to-maturity debt securities as of September 30, 2026 or December 31, 2025.

3. Loans and Leases

As of September 30, 2026 and December 31, 2025, loans and leases were comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commercial and industrial	$2,304,567	$2,171,333
Commercial real estate	4,714,502	4,590,326
Construction	739,531	808,275
Residential:
Residential mortgage	3,996,717	4,096,300
Home equity line	1,177,610	1,178,527
Total residential	5,174,327	5,274,827
Consumer	1,067,697	1,025,838
Lease financing	461,604	441,930
Total loans and leases	$14,462,228	$14,312,529

Outstanding loan balances are reported net of deferred loan costs and fees of $55.7 million and $53.9 million at September 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable related to loans and leases was $64.3 million and $65.9 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded separately from the amortized cost basis of loans and leases on the Company’s unaudited interim consolidated balance sheets.

As of September 30, 2026, residential real estate loans and commercial real estate loans totaling $5.1 billion were pledged to collateralize the Company’s borrowing capacity at the Federal Home Loan Bank of Des Moines (“FHLB”), and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $3.8 billion were pledged to collateralize the borrowing capacity at the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2025, residential real estate loans and commercial real estate loans totaling $4.9 billion were pledged to collateralize the Company’s borrowing capacity at the FHLB, and consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities totaling $4.0 billion were pledged to collateralize the borrowing capacity at the FRB. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $9.5 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively.

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

4. Allowance for Credit Losses

The Company maintains the allowance for credit losses for loans and leases (the “ACL”) that is deducted from the amortized cost basis of loans and leases to present the net carrying value of loans and leases expected to be collected. At September 30, 2026, the ACL was $164.4 million, a decrease of $4.1 million from the December 31, 2025 balance of $168.5 million. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of loans and leases. While the economic outlook used to calculate the ACL as of September 30, 2026 improved slightly from December 31, 2025, the provision for credit losses during the nine months ended September 30, 2026, was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan and several other commercial lending downgrades during the third quarter of 2026. Management utilizes its best judgment and information available. However, the ultimate appropriateness of the ACL is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company also maintains an estimated reserve for unfunded commitments included in other liabilities on the unaudited interim consolidated balance sheets. The reserve for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs, or is otherwise settled.

The Company’s methodology is more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which should be read in conjunction with these unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2026.

Rollforward of the Allowance for Credit Losses

The following presents the activity in the ACL by class of loans and leases for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$18,788	$38,949	$7,950	$2,464	$36,446	$15,302	$48,157	$168,056
Charge-offs	(6,918)	(12,465)	—	(6)	—	—	(6,281)	(25,670)
Recoveries	1,444	—	—	—	11	69	2,198	3,722
Provision (benefit)	1,884	12,380	5,060	(220)	(1,274)	(959)	1,458	18,329
Balance at end of period	$15,198	$38,864	$13,010	$2,238	$35,183	$14,412	$45,532	$164,437

	Nine Months Ended September 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,833	$38,757	$7,605	$2,778	$36,384	$15,192	$46,919	$168,468
Charge-offs	(10,312)	(12,465)	—	(6)	—	(23)	(16,615)	(39,421)
Recoveries	1,991	—	—	3	40	136	6,266	8,436
Provision (benefit)	2,686	12,572	5,405	(537)	(1,241)	(893)	8,962	26,954
Balance at end of period	$15,198	$38,864	$13,010	$2,238	$35,183	$14,412	$45,532	$164,437

	Three Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$20,061	$39,264	$8,945	$2,343	$37,965	$11,190	$48,057	$167,825
Charge-offs	(1,106)	—	—	(580)	—	—	(4,719)	(6,405)
Recoveries	410	—	—	—	14	26	1,749	2,199
Provision (benefit)	(281)	(424)	(557)	752	(248)	168	2,240	1,650
Balance at end of period	$19,084	$38,840	$8,388	$2,515	$37,731	$11,384	$47,327	$165,269

	Nine Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$16,332	$40,624	$8,570	$2,269	$39,230	$10,205	$43,163	$160,393
Charge-offs	(3,253)	—	—	(662)	—	(30)	(14,287)	(18,232)
Recoveries	1,009	251	—	—	143	122	5,433	6,958
Provision (benefit)	4,996	(2,035)	(182)	908	(1,642)	1,087	13,018	16,150
Balance at end of period	$19,084	$38,840	$8,388	$2,515	$37,731	$11,384	$47,327	$165,269

Rollforward of the Reserve for Unfunded Commitments

The following presents the activity in the Reserve for Unfunded Commitments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,890	$1,364	$12,055	$—	$13	$16,329	$21	$37,672
Provision (benefit)	1,021	(91)	451	—	—	590	8	1,979
Balance at end of period	$8,911	$1,273	$12,506	$—	$13	$16,919	$29	$39,651

	Nine Months Ended September 30, 2026
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$7,859	$1,220	$9,772	$—	$44	$16,771	$31	$35,697
Provision (benefit)	1,052	53	2,734	—	(31)	148	(2)	3,954
Balance at end of period	$8,911	$1,273	$12,506	$—	$13	$16,919	$29	$39,651

	Three Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,492	$1,003	$7,403	$—	$21	$16,405	$23	$33,347
Provision (benefit)	(383)	106	2,474	—	16	624	13	2,850
Balance at end of period	$8,109	$1,109	$9,877	$—	$37	$17,029	$36	$36,197

	Nine Months Ended September 30, 2025
	Commercial Lending				Residential Lending
	Commercial	Commercial				Home
	and	Real		Lease	Residential	Equity
(dollars in thousands)	Industrial	Estate	Construction	Financing	Mortgage	Line	Consumer	Total
Reserve for unfunded commitments:
Balance at beginning of period	$8,112	$1,003	$7,818	$—	$3	$15,893	$18	$32,847
Provision (benefit)	(3)	106	2,059	—	34	1,136	18	3,350
Balance at end of period	$8,109	$1,109	$9,877	$—	$37	$17,029	$36	$36,197

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans and leases as of September 30, 2026 was as follows:

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Amortized
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Commercial Lending
Commercial and Industrial
Risk rating:
Pass	$202,063	$241,039	$149,553	$57,135	$51,359	$289,563	$1,146,313	$28,352	$2,165,377
Special Mention	417	3,541	549	1,523	1,899	746	6,318	—	14,993
Substandard	139	184	500	429	2,908	18,158	5,300	—	27,618
Other (1)	17,281	13,451	6,347	2,954	2,249	2,043	52,254	—	96,579
Total Commercial and Industrial	219,900	258,215	156,949	62,041	58,415	310,510	1,210,185	28,352	2,304,567
Current period gross charge-offs	—	129	1,864	259	2,180	3,214	2,666	—	10,312

Commercial Real Estate
Risk rating:
Pass	538,756	723,291	364,311	391,394	585,898	1,643,436	114,656	6,267	4,368,009
Special Mention	419	—	3,608	1,644	171,581	48,290	964	—	226,506
Substandard	889	—	5,287	689	37,464	61,603	13,940	—	119,872
Other (1)	—	—	—	—	—	115	—	—	115
Total Commercial Real Estate	540,064	723,291	373,206	393,727	794,943	1,753,444	129,560	6,267	4,714,502
Current period gross charge-offs	—	—	—	—	—	12,465	—	—	12,465

Construction
Risk rating:
Pass	64,419	174,295	235,743	53,119	148,418	11,369	3,579	—	690,942
Special Mention	—	—	—	—	22,591	—	—	—	22,591
Substandard	—	—	—	—	—	904	—	—	904
Other (1)	4,740	8,669	4,719	2,805	1,719	1,767	675	—	25,094
Total Construction	69,159	182,964	240,462	55,924	172,728	14,040	4,254	—	739,531
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease Financing
Risk rating:
Pass	118,981	61,372	75,171	82,562	32,936	89,720	—	—	460,742
Special Mention	—	—	68	382	57	—	—	—	507
Substandard	—	132	172	51	—	—	—	—	355
Total Lease Financing	118,981	61,504	75,411	82,995	32,993	89,720	—	—	461,604
Current period gross charge-offs	—	—	6	—	—	—	—	—	6

Total Commercial Lending	$948,104	$1,225,974	$846,028	$594,687	$1,059,079	$2,167,714	$1,343,999	$34,619	$8,220,204
Current period gross charge-offs	$—	$129	$1,870	$259	$2,180	$15,679	$2,666	$—	$22,783

(continued)

								Revolving
								Loans
								Converted
	Term Loans						Revolving	to Term
	Amortized Cost Basis by Origination Year						Loans	Loans
(continued)							Amortized	Amortized
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Residential Lending
Residential Mortgage
FICO:
740 and greater	$157,553	$187,527	$127,156	$155,856	$413,991	$2,176,053	$—	$—	$3,218,136
680 - 739	22,002	18,668	15,661	24,033	67,424	275,860	—	—	423,648
620 - 679	2,635	8,008	8,553	5,716	18,661	69,081	—	—	112,654
550 - 619	—	1,060	—	1,945	5,375	16,974	—	—	25,354
Less than 550	—	—	—	441	3,802	17,872	—	—	22,115
No Score (3)	7,850	5,511	2,887	4,728	15,250	47,394	—	—	83,620
Other (2)	4,764	22,123	6,499	17,778	12,991	38,541	8,494	—	111,190
Total Residential Mortgage	194,804	242,897	160,756	210,497	537,494	2,641,775	8,494	—	3,996,717
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home Equity Line
FICO:
740 and greater	—	—	—	—	—	—	924,498	332	924,830
680 - 739	—	—	—	—	—	—	179,779	1,604	181,383
620 - 679	—	—	—	—	—	—	47,607	633	48,240
550 - 619	—	—	—	—	—	—	13,382	375	13,757
Less than 550	—	—	—	—	—	—	8,612	30	8,642
No Score (3)	—	—	—	—	—	—	758	—	758
Total Home Equity Line	—	—	—	—	—	—	1,174,636	2,974	1,177,610
Current period gross charge-offs	—	—	—	—	—	—	23	—	23

Total Residential Lending	$194,804	$242,897	$160,756	$210,497	$537,494	$2,641,775	$1,183,130	$2,974	$5,174,327
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$23	$—	$23

Consumer Lending
FICO:
740 and greater	$95,688	$85,965	$48,787	$29,752	$28,841	$9,062	$98,607	$61	$396,763
680 - 739	76,834	67,554	33,419	17,684	14,466	5,241	86,795	581	302,574
620 - 679	46,475	34,123	14,524	8,382	7,706	3,947	50,763	900	166,820
550 - 619	8,343	13,276	7,917	5,138	4,675	2,581	17,429	809	60,168
Less than 550	2,360	5,503	4,270	2,208	2,523	1,334	5,572	573	24,343
No Score (3)	4,376	274	3	17	—	10	37,409	201	42,290
Other (2)	201	3,389	—	—	—	1,472	69,677	—	74,739
Total Consumer Lending	$234,277	$210,084	$108,920	$63,181	$58,211	$23,647	$366,252	$3,125	$1,067,697
Current period gross charge-offs	$525	$2,613	$1,778	$1,435	$786	$1,772	$7,162	$544	$16,615

Total Loans and Leases	$1,377,185	$1,678,955	$1,115,704	$868,365	$1,654,784	$4,833,136	$2,893,381	$40,718	$14,462,228
Current period gross charge-offs	$525	$2,742	$3,648	$1,694	$2,966	$17,451	$9,851	$544	$39,421
(1)	Other credit quality indicators used for monitoring purposes are primarily FICO scores. The majority of the loans in this population were originated to borrowers with a prime FICO score (680 and above). As of September 30, 2026, the majority of the loans in this population were current.
(2)	Other credit quality indicators used for monitoring purposes are primarily internal risk ratings. The majority of the loans in this population were graded with a “Pass” rating. As of September 30, 2026, the majority of the loans in this population were current.
(3)	No FICO scores are primarily related to loans and leases extended to non-residents. Loans and leases of this nature are primarily secured by collateral and/or are closely monitored for performance.

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

There were no loans and leases graded as Doubtful or Loss as of both September 30, 2026 and December 31, 2025.

Past-Due Status

The Company continually updates its aging analysis for loans and leases to monitor the migration of loans and leases into past due categories. The Company considers loans and leases that are delinquent for 30 days or more to be past due. As of September 30, 2026 and December 31, 2025, the aging analysis of the amortized cost basis of the Company’s past due loans and leases was as follows:

	September 30, 2026
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$2,588	$398	$1,201	$4,187	$2,300,380	$2,304,567	$403
Commercial real estate	32,492	2,827	2,259	37,578	4,676,924	4,714,502	1,690
Construction	770	2,121	1,065	3,956	735,575	739,531	—
Lease financing	—	—	—	—	461,604	461,604	—
Residential mortgage	29,349	8,830	27,081	65,260	3,931,457	3,996,717	14,963
Home equity line	7,648	1,505	5,812	14,965	1,162,645	1,177,610	—
Consumer	12,904	3,585	2,170	18,659	1,049,038	1,067,697	2,171
Total	$85,751	$19,266	$39,588	$144,605	$14,317,623	$14,462,228	$19,227

	December 31, 2025
	Past Due						Loans and
			Greater				Leases Past
			Than or				Due 90 Days
	30-59	60-89	Equal to				or More and
	Days	Days	90 Days	Total		Total Loans	Still Accruing
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Interest
Commercial and industrial	$3,009	$7,756	$685	$11,450	$2,159,883	$2,171,333	$318
Commercial real estate	798	18	436	1,252	4,589,074	4,590,326	—
Construction	2,420	—	1,065	3,485	804,790	808,275	—
Lease financing	135	30	570	735	441,195	441,930	—
Residential mortgage	18,387	6,522	8,133	33,042	4,063,258	4,096,300	55
Home equity line	5,928	1,642	4,878	12,448	1,166,079	1,178,527	—
Consumer	13,935	3,995	2,984	20,914	1,004,924	1,025,838	2,984
Total	$44,612	$19,963	$18,751	$83,326	$14,229,203	$14,312,529	$3,357

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

The amortized cost basis of loans and leases on nonaccrual status as of September 30, 2026 and December 31, 2025 and the amortized cost basis of loans and leases on nonaccrual status with no ACL as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$1,688
Commercial real estate	13,263	13,833
Construction	905	1,064
Lease financing	—	115
Residential mortgage	10,234	19,244
Home equity line	1,338	10,030
Total Nonaccrual Loans and Leases	$25,740	$45,974

	December 31, 2025
	Nonaccrual
	Loans
	and Leases
	With No	Nonaccrual
	Allowance	Loans
(dollars in thousands)	for Credit Losses	and Leases
Commercial and industrial	$—	$8,805
Commercial real estate	2,397	3,007
Construction	1,627	1,788
Lease financing	—	734
Residential mortgage	5,703	16,423
Home equity line	856	10,271
Total Nonaccrual Loans and Leases	$10,583	$41,028

For the three and nine months ended September 30, 2026, the Company recognized interest income of $0.5 million and $0.8 million, respectively, on nonaccrual loans and leases. For the three and nine months ended September 30, 2025, the Company recognized interest income of $0.6 million and $1.3 million, respectively, on nonaccrual loans and leases. Furthermore, for the three and nine months ended September 30, 2026, the amount of accrued interest receivables written off by reversing interest income was $0.7 million and $1.4 million, respectively, and for the three and nine months ended September 30, 2025, the amount of accrued interest receivables written off by reversing interest income was $0.3 million and $1.0 million, respectively.

Collateral-Dependent Loans and Leases

Collateral-dependent loans and leases are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2026 and December 31, 2025, the amortized cost basis of collateral-dependent loans were $81.2 million and $37.7 million, respectively. As of September 30, 2026, these loans were primarily collateralized by residential real estate property and commercial real estate property. Of the $81.2 million collateral-dependent loans as of September 30, 2026, $24.7 million were secured by collateral whose fair values were below the amortized cost basis of the loan, and the fair value of collateral on the remaining collateral-dependent loans were significantly in excess of their amortized cost basis. As of December 31, 2025, these loans were primarily collateralized by residential real estate property, commercial real estate property and borrower assets and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis as of September 30, 2026 and 2025, related to loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025, respectively:

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$440	0.04%		$1,128	0.11%
Total	$440	n/m	%	$1,128	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Interest Rate Reduction
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Consumer	$293	0.03%		$1,213	0.12%
Total	$293	n/m	%	$1,213	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$99	n/m	%	$328	0.01%
Residential mortgage	—	—		243	n/m
Consumer	6	n/m		142	0.01
Total	$105	n/m	%	$713	n/m	%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Term Extension
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial and industrial	$86	n/m	%	$8,380	0.41%
Commercial real estate	—	—		716	0.02
Construction	—	—		904	0.10
Residential mortgage	—	—		1,049	0.03
Consumer	541	0.05		601	0.06
Total	$627	n/m	%	$11,650	0.08%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Other-Than-Insignificant Payment Delay
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Amortized	% of Total Class		Amortized	% of Total Class
(dollars in thousands)	Cost Basis(1)	of Financing Receivable		Cost Basis(1)	of Financing Receivable
Commercial real estate	$—	—%		$999	0.02%
Residential mortgage	475	0.01		1,673	0.04
Total	$475	n/m	%	$2,672	0.02%

n/m – Represents less than 0.01% of total class of financing receivable.

(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

There were no loan modifications to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an other-than-insignificant payment delay during both the three and nine months ended September 30, 2026.

The following tables describe, by class of financing receivable and type of modification granted, the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025, respectively:

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Consumer	Reduced weighted-average contractual interest rate by 13.16%.	Reduced weighted-average contractual interest rate by 13.50%.

Interest Rate Reduction
Financial Effect
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Consumer	Reduced weighted-average contractual interest rate by 13.44%.	Reduced weighted-average contractual interest rate by 13.10%.

Term Extension
Financial Effect
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Commercial and industrial	Added a weighted-average 5.0 years to the life of loans.	Added a weighted-average 4.9 years to the life of loans.
Residential mortgage	—	Added a weighted-average 2.0 years to the life of loans.
Consumer	Added a weighted-average 4.0 years to the life of loans.	Added a weighted-average 4.9 years to the life of loans.

Term Extension
Financial Effect
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial and industrial	Added a weighted-average 4.8 years to the life of loans.	Added a weighted-average 0.7 years to the life of loans.
Commercial real estate	—	Added a weighted-average 0.4 years to the life of loans.
Construction	—	Added a weighted-average 0.3 years to the life of loans.
Residential mortgage	—	Added a weighted-average 0.3 years to the life of loans.
Consumer	Added a weighted-average 0.5 years to the life of loans.	Added a weighted-average 0.9 years to the life of loans.

Other-Than-Insignificant Payment Delay
Financial Effect
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial real estate	—	Deferred a weighted-average of $209 thousand in loan payments.
Residential mortgage	Deferred a weighted-average of $26 thousand in loan payments.	Deferred a weighted-average of $54 thousand in loan payments.

The following tables present, by class of financing receivable and type of modification granted, the amortized cost basis, as of September 30, 2026 and 2025, of loans that had a payment default during the three and nine months ended September 30, 2026 and 2025, respectively, and were modified in the 12 months before default to borrowers experiencing financial difficulty. The Company is reporting these defaulted loans based on a payment default definition of 30 days past due:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(dollars in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial and industrial	$—	$24	$—	$—	$104	$—
Residential mortgage	—	506	—	—	1,221	—
Consumer	213	—	—	427	—	—
Total	$213	$530	$—	$427	$1,325	$—
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted(1)
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial and industrial	$—	$522	$—	$—	$630	$—
Construction	—	—	—	—	904	—
Residential mortgage	—	—	—	—	299	557
Consumer	258	16	—	445	22	—
Total	$258	$538	$—	$445	$1,855	$557
(1)	The amortized cost basis reflects all partial paydowns and charge-offs since the modification date and do not include loans modified to borrowers experiencing financial difficulty that have been fully paid off, charged off, or foreclosed upon by the end of the period.

Performance of the loans that are modified to borrowers experiencing financial difficulty is monitored to understand the effectiveness of the Company’s modification efforts. As of September 30, 2026 and 2025, the aging analysis of the amortized cost basis of the performance of loans that have been modified in the last 12 months related to borrowers experiencing financial difficulty was as follows:

	September 30, 2026
	Past Due
			Greater Than
			or Equal to
	30-59 Days	60-89 Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial and industrial	$—	$—	$24	$24	$503	$527
Residential mortgage	—	—	—	—	749	749
Consumer	89	56	109	254	1,391	1,645
Total	$89	$56	$133	$278	$2,643	$2,921

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

The Company had commitments to extend credit, standby letters of credit, and commercial letters of credit totaling $6.9 billion as of both September 30, 2026 and December 31, 2025. Of the $6.9 billion at September 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company had modified the terms of the loans in the form of an interest rate reduction, term extension, or other-than-insignificant payment delay during the nine months ended September 30, 2026 and during the year ended December 31, 2025.

Foreclosed Property

As of both September 30, 2026 and December 31, 2025, there were no residential real estate properties held from foreclosed residential mortgage loans.

5. Other Assets

Bank-Owned Life Insurance

During 2026 and 2025, the Company entered into noncash exchanges of certain bank-owned life insurance (“BOLI”) policies in accordance with Internal Revenue Code (“IRC”) Section 1035. Cash surrender value of nil and $2.2 million were transferred into new policies during the three and nine months ended September 30, 2026, respectively. Cash surrender value of nil and $81.7 million were transferred into new policies during the three and nine months ended September 30, 2025, respectively. No gain or loss was recognized as part of these exchanges.

Mortgage Servicing Rights

Mortgage servicing activities include collecting principal, interest, tax and insurance payments from borrowers while accounting for and remitting payments to investors, taxing authorities and insurance companies. The Company also monitors delinquencies and administers foreclosure proceedings.

Mortgage loan servicing income is recorded in noninterest income as a part of other service charges and fees and amortization of the servicing assets is recorded in noninterest income as part of other income. The Company’s maximum potential exposure to repurchases is limited to the unpaid principal amount of residential real estate loans serviced for others, which were $1.0 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively. Servicing fees include contractually specified fees, late charges and ancillary fees and were $0.4 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Amortization of mortgage servicing rights (“MSRs”) were $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The estimated future amortization expenses for MSRs over the next five years are as follows:

Estimated
(dollars in thousands)	Amortization
Under one year	$573
One to two years	510
Two to three years	455
Three to four years	405
Four to five years	360

The details of the Company’s MSRs are presented below:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Gross carrying amount	$70,261	$70,096
Less: accumulated amortization	66,097	65,458
Net carrying value	$4,164	$4,638

The following table presents changes in amortized MSRs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$4,302	$4,828	$4,638	$5,078
Originations	59	44	165	147
Amortization	(197)	(144)	(639)	(497)
Balance at end of period	$4,164	$4,728	$4,164	$4,728
Fair value of amortized MSRs at beginning of period	$12,216	$13,042	$12,364	$13,404
Fair value of amortized MSRs at end of period	$12,176	$12,554	$12,176	$12,554

MSRs are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment of MSRs was recorded for the three and nine months ended September 30, 2026 and 2025.

The quantitative assumptions used in determining the lower of cost or fair value of the Company’s MSRs as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
				Weighted				Weighted
	Range			Average	Range			Average
Conditional prepayment rate	5.97%	-	16.77%	6.45%	6.31%	-	7.00%	6.83%
Life in years (of the MSR)	5.00	-	7.06	7.01	6.18	-	7.09	6.93
Weighted-average coupon rate	3.10%	-	5.68%	3.85%	3.77%	-	4.10%	3.84%
Discount rate	10.27%	-	10.54%	10.44%	10.37%	-	10.45%	10.40%

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

The Company generally accounts for its interests in these low-income housing partnerships using the proportional amortization method. The Company had $312.2 million and $302.3 million in affordable housing and other tax credit investment partnership interests as of September 30, 2026 and December 31, 2025, respectively, included in other assets on the unaudited interim consolidated balance sheets. The amount of amortization of such investments reported in the provision for income taxes was $8.9 million and $7.6 million during the three months ended September 30, 2026 and 2025, respectively, and $26.8 million and $22.8 million during the nine months ended September 30, 2026 and 2025, respectively. The affordable housing tax credits and other benefits recognized were $12.0 million and $9.6 million during the three months ended September 30, 2026 and 2025, respectively, and $35.9 million and $28.9 million during the nine months ended September 30, 2026 and 2025, respectively, and were included in the provision for income taxes on the unaudited interim consolidated statements of income and net income on the unaudited interim consolidated statements of cash flows.

Unfunded commitments to fund these investments were $163.7 million and $153.3 million as of September 30, 2026 and December 31, 2025, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the unaudited interim consolidated balance sheets.

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

The carrying amounts of the assets pledged as collateral to secure public deposits and borrowing capacity as of September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Public deposits	$1,580,039	$1,791,182
Federal Home Loan Bank	5,128,821	4,891,682
Federal Reserve Bank	3,798,636	3,970,029
Total	$10,507,496	$10,652,893

As of September 30, 2026 and December 31, 2025, the borrowing capacity with the FHLB was $3.6 billion and $3.3 billion, respectively. The FHLB borrowing capacity was secured by commercial real estate and residential real estate loan collateral as of both September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had an undrawn line of credit of $3.1 billion and $3.3 billion, respectively, available from the FRB. The borrowing capacity with the FRB was secured by consumer, commercial and industrial, commercial real estate, residential real estate loans and pledged securities as of both September 30, 2026 and December 31, 2025.

As the Company did not enter into reverse repurchase agreements or repurchase agreements, no collateral was accepted  as of September 30, 2026 and December 31, 2025. In addition, no debt was extinguished by in-substance defeasance.

7. Deposits

As of September 30, 2026 and December 31, 2025, deposits were categorized as interest-bearing or noninterest-bearing as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
U.S.:
Interest-bearing	$12,220,002	$12,502,417
Noninterest-bearing	5,606,481	5,794,973
Foreign:
Interest-bearing	1,583,662	1,465,959
Noninterest-bearing	794,425	752,319
Total deposits	$20,204,570	$20,515,668

The following table presents the maturity distribution of time certificates of deposit as of September 30, 2026:

	Under	$250,000
(dollars in thousands)	$250,000	or More	Total
Three months or less	$725,680	$554,847	$1,280,527
Over three through six months	809,484	610,712	1,420,196
Over six through twelve months	304,179	177,527	481,706
One to two years	16,981	4,483	21,464
Two to three years	13,408	6,464	19,872
Three to four years	8,058	1,113	9,171
Four to five years	6,938	1,315	8,253
Thereafter	4	—	4
Total	$1,884,732	$1,356,461	$3,241,193

Time certificates of deposit in denominations of $250,000 or more, in the aggregate, were $1.4 billion and $1.5 billion as of September 30, 2026 and December 31, 2025, respectively. Overdrawn deposit accounts are classified as loans and totaled $4.0 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively.

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

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 are presented below:

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2026	$(490,733)	$130,940	$(359,793)
Three months ended September 30, 2026
Investment securities:
Unrealized net losses arising during the period	(60,987)	16,269	(44,718)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	9,513	(2,538)	6,975
Net change in investment securities	(51,474)	13,731	(37,743)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(7,733)	2,111	(5,622)
Reclassification of net gains included in net income	(196)	54	(142)
Amounts excluded from the assessment of hedge effectiveness	(724)	198	(526)
Net change in cash flow derivative hedges	(8,653)	2,363	(6,290)
Other comprehensive loss	(60,127)	16,094	(44,033)
Accumulated other comprehensive loss at September 30, 2026	$(550,860)	$147,034	$(403,826)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2025	$(502,104)	$133,964	$(368,140)
Nine months ended September 30, 2026
Investment securities:
Unrealized net losses arising during the period	(71,642)	19,111	(52,531)
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	33,131	(8,838)	24,293
Net change in investment securities	(38,511)	10,273	(28,238)
Cash flow derivative hedges:
Unrealized net losses arising during the period	(7,808)	2,131	(5,677)
Reclassification of net gains included in net income	(196)	54	(142)
Amounts excluded from the assessment of hedge effectiveness	(2,241)	612	(1,629)
Net change in cash flow derivative hedges	(10,245)	2,797	(7,448)
Other comprehensive loss	(48,756)	13,070	(35,686)
Accumulated other comprehensive loss at September 30, 2026	$(550,860)	$147,034	$(403,826)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at June 30, 2025	$(555,078)	$148,070	$(407,008)
Three months ended September 30, 2025
Investment securities:
Unrealized net gains arising during the period	14,877	(3,969)	10,908
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	11,464	(3,057)	8,407
Net change in investment securities	26,341	(7,026)	19,315
Cash flow derivative hedges:
Unrealized net gains arising during the period	(156)	40	(116)
Amounts excluded from the assessment of hedge effectiveness	(467)	127	(340)
Net change in cash flow derivative hedges	(623)	167	(456)
Other comprehensive income	25,718	(6,859)	18,859
Accumulated other comprehensive loss at September 30, 2025	$(529,360)	$141,211	$(388,149)

		Income
		Tax
	Pre-tax	Benefit	Net of
(dollars in thousands)	Amount	(Expense)	Tax
Accumulated other comprehensive loss at December 31, 2024	$(632,793)	$168,799	$(463,994)
Nine months ended September 30, 2025
Investment securities:
Unrealized net gains arising during the period	72,594	(19,364)	53,230
Reclassification of net losses to net income:
Amortization of unrealized holding losses on held-to-maturity securities	31,103	(8,296)	22,807
Reclassification of net gains to net income:
Investment securities gains, net	(37)	10	(27)
Net change in investment securities	103,660	(27,650)	76,010
Cash flow derivative hedges:
Unrealized net gains arising during the period	193	(53)	140
Amounts excluded from the assessment of hedge effectiveness	(420)	115	(305)
Net change in cash flow derivative hedges	(227)	62	(165)
Other comprehensive income	103,433	(27,588)	75,845
Accumulated other comprehensive loss at September 30, 2025	$(529,360)	$141,211	$(388,149)

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, for the periods indicated:

	Pensions				Accumulated
	and	Available-for-Sale	Held-to-Maturity	Cash Flow	Other
	Other	Investment	Investment	Derivative	Comprehensive
(dollars in thousands)	Benefits	Securities	Securities	Hedges	Loss
Three Months Ended September 30, 2026
Balance at beginning of period	$(4,290)	$(132,820)	$(220,982)	$(1,701)	$(359,793)
Other comprehensive (loss) income	—	(44,718)	6,975	(6,290)	(44,033)
Balance at end of period	$(4,290)	$(177,538)	$(214,007)	$(7,991)	$(403,826)

Nine Months Ended September 30, 2026
Balance at beginning of period	$(4,290)	$(125,007)	$(238,300)	$(543)	$(368,140)
Other comprehensive (loss) income	—	(52,531)	24,293	(7,448)	(35,686)
Balance at end of period	$(4,290)	$(177,538)	$(214,007)	$(7,991)	$(403,826)

Three Months Ended September 30, 2025
Balance at beginning of period	$(1,879)	$(151,234)	$(254,101)	$206	$(407,008)
Other comprehensive income (loss)	—	10,908	8,407	(456)	18,859
Balance at end of period	$(1,879)	$(140,326)	$(245,694)	$(250)	$(388,149)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(1,879)	$(193,529)	$(268,501)	$(85)	$(463,994)
Other comprehensive income (loss)	—	53,203	22,807	(165)	75,845
Balance at end of period	$(1,879)	$(140,326)	$(245,694)	$(250)	$(388,149)

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

The table below sets forth those ratios at September 30, 2026 and December 31, 2025:

			First Hawaiian		Minimum	Well-
	First Hawaiian, Inc.		Bank		Capital	Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio(1)	Ratio(1)
September 30, 2026:
Common equity tier 1 capital to risk-weighted assets	$2,224,060	13.50%	$2,218,746	13.47%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,224,060	13.50%	2,218,746	13.47%	6.00%	8.00%
Total capital to risk-weighted assets	2,428,148	14.74%	2,422,834	14.71%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,224,060	9.61%	2,218,746	9.59%	4.00%	5.00%

December 31, 2025:
Common equity tier 1 capital to risk-weighted assets	$2,142,013	13.17%	$2,129,855	13.10%	4.50%	6.50%
Tier 1 capital to risk-weighted assets	2,142,013	13.17%	2,129,855	13.10%	6.00%	8.00%
Total capital to risk-weighted assets	2,345,269	14.42%	2,333,149	14.35%	8.00%	10.00%
Tier 1 capital to average assets (leverage ratio)	2,142,013	9.27%	2,129,855	9.22%	4.00%	5.00%
(1)	As defined by the regulations issued by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”).

Federal regulations require a 2.5% capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk weighted asset ratios, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. As of September 30, 2026, under the bank regulatory capital guidelines, the Company and Bank were both classified as well-capitalized. Management is not aware of any conditions or events that have occurred since September 30, 2026, to change the capital adequacy category of the Company or the Bank.

In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock during 2026. Under this plan, the Company repurchased 1,307,738 shares at a total cost of $32.0 million during the nine months ended September 30, 2026. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on November 27, 2026 to shareholders of record at the close of business on November 16, 2026.

10. Income Taxes

On April 1, 2016, a series of reorganization transactions were undertaken to facilitate FHI’s initial public offering (“Reorganization Transactions”). FHI distributed its interest in BancWest Holding Inc. (“BWHI”), including Bank of the West (“BOW”), to BNP Paribas (“BNPP”) so that BWHI was held directly by BNPP. As a result, various tax or other contingent liabilities could arise related to the business of BOW, or related to the Company’s operations prior to the Reorganization Transactions when it was known as BancWest Corporation, including its then wholly owned subsidiary, BOW.

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

During the three months ended September 30, 2026, a settlement agreement related to tax years 2005-2013 was approved by the California Franchise Tax Board in the amount of $90.3 million. The Company, as agent for BNPP, fully remitted the $90.3 million tax settlement to BNPP pursuant to a tax sharing agreement. The Company also concluded that it had no control over the funds and that BNPP is the owner of such funds. As such, the settlement amount was excluded from the consolidated statements of cash flows for the nine months ended September 30, 2026. However, the settlement resolved certain unrecognized tax benefits of $31.2 million and indemnified tax receivables of $24.3 million for the Company. As a result, the Company recorded $24.3 million to other noninterest expense and an income tax benefit of $31.2 million during the three and nine months ended September 30, 2026, which is reflected in the Company’s unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2026. The tax refund claim with respect to the 2015 tax year is $20.4 million and was still included in the balance of the unrecognized tax benefits as of September 30, 2026.

Due to the significant tax settlement described above, the Company updated the following reconciliation of the Federal statutory income tax rate to the effective income tax rate for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Federal statutory income tax expense and rate	$48,839	21.00%	$54,850	21.00%
Federal reconciling items
Tax credits:
Low-income housing tax credits	(5,690)	(2.45)	(3,828)	(1.47)
Energy credits	(3,636)	(1.56)	(2,498)	(0.96)
Other credits	51	0.02	57	0.02
Nontaxable or nondeductible items:
Changes in indemnification tax receivable	4,828	2.08	(334)	(0.13)
Tax-exempt BOLI income	(3,339)	(1.44)	(3,245)	(1.24)
Nondeductible transaction costs	2,230	0.96	—	—
Other nontaxable or nondeductible items	866	0.37	171	0.07
Cross-border tax laws	(321)	(0.14)	(120)	(0.05)
Other adjustments	1,209	0.52	1,752	0.67
State and local taxes, net of federal income tax benefit(1)	5,869	2.52	6,776	2.60
Foreign tax effects	60	0.03	26	0.01
Changes in unrecognized tax benefits	(23,290)	(10.01)	1,250	0.48
Income tax expense and effective income tax rate	$27,676	11.90%	$54,857	21.00%
(1)	State taxes in Hawaii and California made up the majority (greater than 50 percent) of the tax effect in this category.

In addition, the Company also updated the following reconciliation of the amount of unrecognized tax benefits for the nine months ended September 30, 2026:

	Nine Months Ended September 30,
	2026
		Interest
		and
(dollars in thousands)	Tax	Penalties	Total
Balance at January 1,	$180,112	$31,052	$211,164
Additions for current year tax positions	382	—	382
Additions for Reorganization Transactions	—	1,293	1,293
Additions for prior years' tax positions:
Accrual of interest and penalties	—	676	676
Reductions for prior years' tax positions:
Expiration of statute of limitations	(997)	—	(997)
Resolutions with tax authorities	(137,832)	(20,896)	(158,728)
Balance at September 30,	$41,665	$12,125	$53,790

Included in the balance of unrecognized tax benefits for the nine months ended September 30, 2026 and the year ended December 31, 2025 was $26.0 million and $55.7 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

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

The following table summarizes the notional amounts and fair values of derivatives held by the Company as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(dollars in thousands)	Amount	Derivatives(1)	Derivatives(2)	Amount	Derivatives(1)	Derivatives(2)
Derivatives designated as hedging instruments:
Interest rate swaps	$457,188	$9,272	$(7,895)	$60,000	$7,470	$—
Interest rate collars	100,000	—	(51)	100,000	59	—
Interest rate floors	900,000	1,816	—	300,000	1,665	—
Derivatives not designated as hedging instruments:
Interest rate swaps	2,901,820	29,482	(29,482)	3,018,578	12,328	(12,328)
Visa derivative	38,770	—	(2,300)	69,748	—	(2,300)
Foreign exchange contracts	25,062	—	—	807	—	—
(2)	The positive fair values of derivative assets are included in other assets.
(3)	The negative fair values of derivative liabilities are included in other liabilities.

Certain interest rate derivatives noted above, are cleared through clearinghouses, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. As of both September 30, 2026 and December 31, 2025, the amount of initial margin cash collateral posted by the Company was nil. As of both September 30, 2026 and December 31, 2025, the variation margin was nil.

As of September 30, 2026, the Company pledged nil in cash and received $37.0 million in cash as collateral for interest rate derivatives. As of December 31, 2025, the Company pledged nil in cash and received $10.5 million in cash as collateral for interest rate derivatives. As of September 30, 2026 and December 31, 2025, the cash collateral includes the excess initial margin for interest rate derivatives cleared through clearinghouses and cash collateral for interest rate derivatives with financial institution counterparties.

As of September 30, 2026 and December 31, 2025, the Company received $39.0 million and $22.5 million, respectively, in securities collateral for interest rate derivatives, which is held in a custodial account and is not recorded on the Company’s unaudited interim consolidated balance sheets.

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

At September 30, 2026 and December 31, 2025, the Company carried one interest rate swap with a notional amount of $57.2 million and $60.0 million, respectively, which was designated and qualified as a fair value hedge for a commercial and industrial loan. As of September 30, 2026 and December 31, 2025, the interest rate swap had a positive fair value of $9.3 million and $7.5 million, respectively. The swap matures in 2041. The Company received a USD Federal Funds floating rate and paid a fixed rate of 2.07%.

The following table shows the gains and losses recognized in income related to derivatives in fair value hedging relationships for the three and nine months ended September 30, 2026 and 2025:

	Gains (losses) recognized in	Three Months Ended		Nine Months Ended
	the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2026	2025	2026	2025
Gains (losses) on fair value hedging relationships recognized in interest income:
Recognized on interest rate swap	Loans and lease financing	$744	$(901)	$1,803	$(769)
Recognized on hedged item	Loans and lease financing	(745)	903	(1,806)	773

As of September 30, 2026 and December 31, 2025, the following amounts were recorded in the unaudited interim consolidated balance sheets related to the cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value
			Hedging Adjustment Included in the
	Carrying Amount of the Hedged Asset		Carrying Amount of the Hedged Asset
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Line item in the consolidated balance sheets in which the hedged item is included
Loans and leases	$47,873	$52,491	$(9,314)	$(7,509)

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

As of September 30, 2026 and December 31, 2025, the Company carried one interest rate collar with a notional amount of $100.0 million. As of September 30, 2026, the interest rate collar had a negative fair value of $0.1 million. As of December 31, 2025, the interest rate collar had a positive fair value of $0.1 million. The collar matures in 2027. The interest rate collar had a floor strike rate of 2.00% and a cap strike rate of 5.64%.

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

During the nine months ended September 30, 2026, the Company executed six additional interest rate floors with notional amounts totaling $600.0 million and paid premiums totaling $3.8 million. These interest rate floors each have a floor strike rate of 3.00% and will mature in 2029. As such, as of September 30, 2026, the Company carried nine interest rate floors with notional amounts totaling $900.0 million and a positive fair value of $1.8 million.

Further, the Company also utilized an interest rate swap to manage interest rate risk and protect against downside risk in yields associated with interest payments received on a pool of floating-rate assets. The floating-rate index of the swap (SOFR) corresponds to the floating-rate nature of the interest receipts being hedged (based on SOFR). An interest rate swap involves exchanging or swapping interest rate cash flows, usually between floating and fixed interest rate payments. By hedging with an interest rate swap, the Company mitigates the adverse impact on interest income associated with possible future decreases in interest rates.

During the three months ended September 30, 2026, the Company executed one interest rate swap with a notional amount of $400.0 million. As of September 30, 2026, the interest rate swap had a negative fair value of $7.9 million. The swap will mature in 2029. The Company received a fixed rate of 3.93% and paid 1-month CME Term SOFR.

The interest rate collars, floors, and swap are designated and qualify as cash flow hedges. To the extent that the hedge is considered highly effective, the gain or loss on the interest rate collars, floors, and swap is reported as a component of other comprehensive income (“OCI”) and reclassified out of accumulated other comprehensive income (“AOCI”) into earnings in the same period that the hedged transaction affects earnings.

The assessment of hedge effectiveness excludes the initial time value of the interest rate floors at inception and on an ongoing basis. This initial time value is recognized as an adjustment to OCI, with an offset to interest income, over the life of the floors through an amortization approach.

The following table summarizes the effect of cash flow hedging relationships for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Pretax net (losses) gains recognized in OCI - included component	$(7,733)	$(156)	$(7,808)	$193
Pretax net losses recognized in OCI - excluded component	(1,284)	(593)	(3,634)	(620)
Total pretax net losses recognized in OCI on cash flow derivative hedges	$(9,017)	$(749)	$(11,442)	$(427)

Pretax net gains reclassified from AOCI into income - included component(1)	$(196)	$—	$(196)	$—
Pretax net losses reclassified from AOCI into income - excluded component(1)	560	126	1,393	200
Total pretax net losses reclassified from AOCI into income(1)	$364	$126	$1,197	$200

(1) Losses (gains) are reclassified from AOCI into interest income from loans and lease financing.

The estimated net amount to be reclassified within the next 12 months out of AOCI into earnings is $4.2 million as a decrease to interest income from loans and lease financing. As of September 30, 2026, the maximum length of time over which forecasted transactions are hedged is approximately three years.

Free-Standing Derivative Instruments

For the derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the unaudited interim consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

	Net losses recognized	Three Months Ended		Nine Months Ended
	in the consolidated statements	September 30,		September 30,
(dollars in thousands)	of income line item	2026	2025	2026	2025
Derivatives Not Designated As Hedging Instruments:
Interest rate swaps	Other noninterest income	$—	$—	$—	$(21)
Visa derivative	Other noninterest income	(1,028)	(1,500)	(3,033)	(3,695)

As of September 30, 2026, the Company carried multiple interest rate swaps with notional amounts totaling $2.9 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $29.5 million and a negative fair value of $29.5 million. The Company received floating rates ranging from 3.68% to 6.68% and paid fixed rates ranging from 2.39% to 6.67%. The swaps mature between November 2026 and August 2046. As of December 31, 2025, the Company carried multiple interest rate swaps with notional amounts totaling $3.0 billion, all of which were related to the Company’s customer swap program, with a positive fair value of $12.3 million and a negative fair value of $12.3 million. The Company received floating rates ranging from 3.87% to 6.87% and paid fixed rates ranging from 2.39% to 6.67%. These swaps resulted in net interest expense of nil during both the three and nine months ended September 30, 2026 and 2025.

The Company’s customer swap program is designed by offering customers a variable-rate loan that is swapped to fixed-rate through an interest rate swap. The Company simultaneously executes an offsetting interest rate swap with a swap dealer. Upfront fees on the dealer swap are recorded in other noninterest income and totaled $0.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively and $1.2 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Visa Class B Restricted Shares

In 2016, the Company recorded a $22.7 million net realized gain related to the sale of 274,000 Visa Class B restricted shares. Concurrent with the sale of the Visa Class B restricted shares, the Company entered into a funding swap agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. Under the terms of the funding swap agreement, the Company will make monthly payments to the buyer based on Visa’s Class A stock price and the number of Visa Class B restricted shares that were sold until the date on which the covered litigation is settled. In April 2024, Visa, Inc. commenced an initial exchange offer (“Visa Exchange Offer”) for all of its outstanding Class B shares (subsequently renamed as “Class B-1 shares”), of which the buyer elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-2 shares and Visa Class C shares in exchange for the 274,000 Class B-1 shares previously owned by the Company. In April 2026, a similar Exchange Offer was initiated that allowed Visa Class B shareholders to exchange their Visa Class B-1 and/or Visa Class B-2 stock for Visa Class B-3 and Visa Class C stock, which the buyer also elected and Visa, Inc. accepted. The buyer received a combination of Visa Class B-3 and Visa Class C shares in exchange for the 137,000 Class B-2 shares remaining after the initial exchange offer. Visa Class B-3 shares and Visa Class C shares have a current conversion rate to Class A common shares of 1.4773 and 4.0000, respectively. The Company took these exchanges into consideration when valuing the derivative liability (“Visa derivative”) at September 30, 2026 and December 31, 2025. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both September 30, 2026 and December 31, 2025, to provide for the fair value of this liability. There were no sales of these shares prior to 2016. See “Note 16. Fair Value” for more information.

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

The Company’s interest rate derivative agreements include bilateral collateral agreements with collateral requirements, which begin with exposures in excess of $0.3 million. For each counterparty, the Company reviews the interest rate derivative collateral daily. Collateral for customer interest rate derivative agreements, calculated as the pledged asset less loan balance, requires valuation of the pledged asset. Counterparty credit risk adjustments of nil were recognized during both the three and nine months ended September 30, 2026 and 2025.

Credit-Risk Related Contingent Features

Certain of the Company’s derivative contracts contain provisions whereby if the Company’s credit rating were to be downgraded by certain major credit rating agencies as a result of a merger or material adverse change in the Company’s financial condition, the counterparty could require an early termination of derivative instruments. The aggregate fair value of all derivative instruments with such credit-risk related contingent features that are in a net liability position was nil at both September 30, 2026 and December 31, 2025, for which the Company posted nil in collateral in the normal course of business. If the Company’s credit rating had been downgraded as of September 30, 2026 and December 31, 2025, the Company may have been required to settle the contracts in an amount equal to their fair value.

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

Unfunded Commitments to Extend Credit

A commitment to extend credit is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specified purpose. Commitments are reported net of participations sold to other institutions. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate, by monitoring the size and expiration structure of these portfolios and by applying the same credit standards maintained for all of its related credit activities. Commitments to extend credit are reported net of participations sold to other institutions of $35.7 million and $86.4 million at September 30, 2026 and December 31, 2025, respectively.

Standby and Commercial Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. Standby letters of credit are reported net of participations sold to other institutions of $6.3 million at both September 30, 2026 and December 31, 2025. The Company also had commitments for commercial and similar letters of credit. Commercial letters of credit are issued specifically to facilitate commerce whereby the commitment is typically drawn upon when the underlying transaction between the customer and a third-party is consummated. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held supports those commitments for which collateral is deemed necessary. The commitments outstanding as of September 30, 2026 have maturities ranging from October 2026 to September 2031. Substantially all fees received from the issuance of such commitments are deferred and amortized on a straight-line basis over the term of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$6,675,022	$6,635,946
Standby letters of credit	231,789	252,166
Commercial letters of credit	3,291	2,040

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

Disaggregation of Revenue

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. The Company has reported its selected financial information using two reportable operating segments for the three and nine months ended September 30, 2026 and 2025. See “Note 17. Reportable Operating Segments” for more information.

The following table summarizes the Company’s revenues, which includes net interest income on financial instruments and noninterest income, disaggregated by type of service and business segments and Corporate/Other, for the periods indicated:

	Three Months Ended September 30, 2026
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$136,707	$45,355	$(7,958)	$174,104

Service charges on deposit accounts	7,433	1,179	81	8,693
Credit and debit card fees	—	14,195	966	15,161
Other service charges and fees	12,077	565	590	13,232
Trust and investment services income	9,146	—	—	9,146
Other	202	1,287	1,169	2,658
Not in scope of Topic 606(1)	1,630	1,713	3,890	7,233
Total noninterest income	30,488	18,939	6,696	56,123
Total revenue	$167,195	$64,294	$(1,262)	$230,227

	Nine Months Ended September 30, 2026
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$399,624	$134,424	$(21,421)	$512,627

Service charges on deposit accounts	21,124	3,697	344	25,165
Credit and debit card fees	—	41,563	2,941	44,504
Other service charges and fees	33,310	1,952	1,702	36,964
Trust and investment services income	27,366	—	—	27,366
Other	757	6,513	3,721	10,991
Not in scope of Topic 606(1)	5,181	5,271	13,781	24,233
Total noninterest income	87,738	58,996	22,489	169,223
Total revenue	$487,362	$193,420	$1,068	$681,850
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

	Three Months Ended September 30, 2025
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$131,790	$44,254	$(6,713)	$169,331

Service charges on deposit accounts	6,780	1,252	64	8,096
Credit and debit card fees	—	14,283	984	15,267
Other service charges and fees	10,268	621	564	11,453
Trust and investment services income	9,212	—	—	9,212
Other	213	2,204	805	3,222
Not in scope of Topic 606(1)	2,039	2,714	5,057	9,810
Total noninterest income	28,512	21,074	7,474	57,060
Total revenue	$160,302	$65,328	$761	$226,391

	Nine Months Ended September 30, 2025
	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total
Net interest income (expense)(1)	$385,294	$132,819	$(24,673)	$493,440

Service charges on deposit accounts	19,776	3,405	280	23,461
Credit and debit card fees	—	41,588	2,923	44,511
Other service charges and fees	28,927	1,847	1,676	32,450
Trust and investment services income	27,736	—	—	27,736
Other	683	5,157	3,217	9,057
Not in scope of Topic 606(1)	5,795	5,871	12,614	24,280
Total noninterest income	82,917	57,868	20,710	161,495
Total revenue	$468,211	$190,687	$(3,963)	$654,935
(1)	Most of the Company’s revenue is not within the scope of Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities as well as other noninterest income from loans, leases, investment securities, derivative financial instruments and bank-owned life insurance.

For the three and nine months ended September 30, 2026 and 2025, substantially all of the Company’s revenues under the scope of Topic 606 were related to performance obligations satisfied at a point in time.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. The Company received signing bonuses from three vendors in prior years, which are being amortized over the term of the respective contracts. As of September 30, 2026 and December 31, 2025, the Company had contract liabilities of $0.7 million and $1.3 million, respectively, which it expects to recognize over the remaining term of the respective contracts with the vendors. For the three and nine months ended September 30, 2026, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.7 million, respectively, due to the passage of time. For the three and nine months ended September 30, 2025, the Company’s recognized revenues increased and contract liabilities decreased by approximately $0.2 million and $0.8 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2026 and December 31, 2025, there were no material receivables from contracts with customers or contract assets recorded on the Company’s unaudited interim consolidated balance sheets.

Other

Except for the contract liabilities noted above, the Company did not have any significant performance obligations as of September 30, 2026 and December 31, 2025. The Company also did not have any material contract acquisition costs or use any significant judgments or estimates in recognizing revenue for financial reporting purposes.

14. Earnings per Share

For the three and nine months ended September 30, 2026, the Company made no adjustments to net income for the purpose of computing earnings per share and there were 1,000 antidilutive securities. For both the three and nine months ended September 30, 2025, the Company made no adjustments to net income for the purpose of computing earnings per share and there were nil and 1,000 antidilutive securities, respectively. For the three and nine months ended September 30, 2026 and 2025, the computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$63,730	$73,840	$204,889	$206,335

Denominator:
Basic: weighted-average shares outstanding	121,681,309	124,267,090	121,933,207	125,282,792
Add: weighted-average equity-based awards	797,180	703,808	783,535	694,479
Diluted: weighted-average shares outstanding	122,478,489	124,970,898	122,716,742	125,977,271

Basic earnings per share	$0.52	$0.59	$1.68	$1.65
Diluted earnings per share	$0.52	$0.59	$1.67	$1.64

15. Noninterest Income and Noninterest Expense

Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025:

	Income line item where recognized in	Pension Benefits		Other Benefits
(dollars in thousands)	the consolidated statements of income	2026	2025	2026	2025
Three Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$196	$162
Interest cost	Other noninterest expense	1,757	1,886	208	203
Expected return on plan assets	Other noninterest expense	(831)	(876)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	278	382	(218)	(300)
Total net periodic benefit cost		$1,204	$1,392	$186	$65

Nine Months Ended September 30,
Service cost	Salaries and employee benefits	$—	$—	$602	$500
Interest cost	Other noninterest expense	5,182	5,645	657	653
Expected return on plan assets	Other noninterest expense	(2,493)	(2,628)	—	—
Recognized net actuarial loss (gain)	Other noninterest expense	834	1,148	(654)	(902)
Total net periodic benefit cost		$3,523	$4,165	$605	$251

Leases

The Company recognized operating lease income related to lease payments of $1.7 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $5.0 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company recognized $1.5 million and $1.4 million of lease income related to variable lease payments for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Concurrent with the sale of the Visa Class B restricted shares, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa reduces each member bank’s Class B conversion rate to unrestricted Class A common shares. During 2018 through 2023, Visa funded its litigation escrow account, thereby reducing each member bank’s Class B conversion rate to unrestricted Class A common shares from 1.6483 to 1.5875. As a result of the Visa Exchange Offer, the buyer held a combination of Visa Class B-2 shares and Visa Class C shares that were subsequently exchanged in a similar Exchange Offer. As of September 30, 2026, the buyer holds Visa Class B-3 shares, of which the Visa derivative’s notional is based on. Visa Class B-3 shares have a current conversion rate to Class A common shares of 1.4773. The Visa derivative of $2.3 million was included in the unaudited interim consolidated balance sheets at both September 30, 2026 and December 31, 2025, to provide for the fair value of this liability. The potential liability related to this funding swap agreement was determined based on management’s estimate of the timing and the amount of Visa’s litigation settlement and the resulting payments due to the counterparty under the terms of the contract. As such, the funding swap agreement is classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s funding swap agreement are the potential future changes in the Class B-3 conversion rate, expected term and growth rate of the market price of Visa Class A common shares. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below:

	Fair Value Measurements as of September 30, 2026
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$22,991	$—	$22,991
Residential - Government-sponsored enterprises(1)	—	867,448	—	867,448
Commercial - Government agency	—	172,924	—	172,924
Commercial - Government-sponsored enterprises	—	38,303	—	38,303
Commercial - Non-agency	—	259,734	—	259,734
Collateralized mortgage obligations:
Government agency	—	367,616	—	367,616
Government-sponsored enterprises	—	280,021	—	280,021
Collateralized loan obligations	—	7,908	—	7,908
Total available-for-sale securities	—	2,016,945	—	2,016,945
Other assets(2)	534	40,570	—	41,104
Liabilities
Other liabilities(3)	—	(37,428)	(2,300)	(39,728)
Total	$534	$2,020,087	$(2,300)	$2,018,321

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
(dollars in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets
Mortgage-backed securities:
Residential - Government agency(1)	$—	$30,367	$—	$30,367
Residential - Government-sponsored enterprises(1)	—	878,215	—	878,215
Commercial - Government agency	—	191,177	—	191,177
Commercial - Government-sponsored enterprises	—	41,599	—	41,599
Commercial - Non-agency	—	129,014	—	129,014
Collateralized mortgage obligations:
Government agency	—	426,276	—	426,276
Government-sponsored enterprises	—	302,996	—	302,996
Collateralized loan obligations	—	76,589	—	76,589
Total available-for-sale securities	—	2,076,233	—	2,076,233
Other assets(2)	595	21,522	—	22,117
Liabilities
Other liabilities(3)	—	(12,328)	(2,300)	(14,628)
Total	$595	$2,085,427	$(2,300)	$2,083,722
(1)	Backed by residential real estate.
(2)	Other assets classified as Level 1 include money market funds that have quoted prices in active markets and are related to the Company’s deferred compensation plans. Other assets classified as Level 2 include derivative assets.
(3)	Other liabilities include derivative liabilities.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2026
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$29,543	Appraisal Value(1)	Discounts to reflect estimated selling costs	3% - 7%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.4773(2)	1.3240-1.4773
			Expected Term - 12 months(3)	n/m(3)
			Growth Rate - 17%(4)	-8% - 32%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025
			Significant
(dollars in thousands)	Fair value	Valuation Technique	Unobservable Input	Range
Collateral-dependent loans	$13,608	Financial Statement Values	Discounts to reflect estimated selling costs	0% - 50%
Visa derivative	(2,300)	Discounted Cash Flow	Expected Conversion Rate - 1.5108(2)	1.3848-1.5108
			Expected Term - 6 months(3)	n/m(3)
			Growth Rate - 13%(4)	-11% - 28%
(1)	Fair value is generally determined through appraisals of the underlying collateral. The Company may also use another available source of collateral assessment, such as purchase offers, letters of intent, broker price opinions or real property tax assessment values, to determine a reasonable estimate of the fair value of the collateral.
(2)	Due to the uncertainty in the movement of the conversion rate, the current conversion rate as of the respective consolidated balance sheet dates was utilized in the fair value calculation.
(3)	The expected term was based on a claim filing deadline and subsequent period for claims to be processed. As such, a range is not meaningful to disclose.
(4)	The growth rate was based on the arithmetic average of analyst price targets.

Changes in Fair Value Levels

For the three and nine months ended September 30, 2026 and 2025, there were no transfers between fair value hierarchy levels.

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025 are summarized below:

	Visa Derivative
(dollars in thousands)	2026	2025
Three Months Ended September 30,
Balance as of July 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(1,028)	(1,500)
Settlements	1,028	1,500
Balance as of September 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(1,028)	$(1,500)

Nine Months Ended September 30,
Balance as of January 1,	$(2,300)	$(2,300)
Total net losses included in other noninterest income	(3,033)	(3,695)
Settlements	3,033	3,695
Balance as of September 30,	$(2,300)	$(2,300)
Total net losses included in net income attributable to the change in unrealized losses related to liabilities still held as of September 30,	$(3,033)	$(3,695)

Assets and Liabilities Carried at Other Than Fair Value

The following tables summarize for the periods indicated the estimated fair value of the Company’s financial instruments that are not required to be carried at fair value on a recurring basis, excluding leases and deposit liabilities with no defined or contractual maturity.

	September 30, 2026
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,329,931	$258,228	$1,071,703	$—	$1,329,931
Investment securities held-to-maturity	3,346,994	—	2,819,282	—	2,819,282
Loans(1)	14,000,624	—	—	13,269,933	13,269,933

Financial liabilities:
Time deposits(2)	$3,241,193	$—	$3,219,916	$—	$3,219,916

	December 31, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
(dollars in thousands)	Book Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$1,477,752	$228,734	$1,249,018	$—	$1,477,752
Investment securities held-to-maturity	3,533,082	—	3,188,775	—	3,188,775
Loans held for sale	1,370	—	1,376	—	1,376
Loans(1)	13,870,599	—	—	13,356,550	13,356,550

Financial liabilities:
Time deposits(2)	$3,370,133	$—	$3,356,533	$—	$3,356,533
(1)	Excludes financing leases of $461.6 million at September 30, 2026 and $441.9 million at December 31, 2025.
(2)	Excludes deposit liabilities with no defined or contractual maturity of $17.0 billion as of September 30, 2026 and $17.1 billion as of December 31, 2025.

Unfunded loan and lease commitments and letters of credit are not included in the tables above. As of both September 30, 2026 and December 31, 2025, the Company had $6.9 billion of unfunded loan and lease commitments and letters of credit. The Company believes that a reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve for unfunded commitments, which totaled $54.7 million and $49.7 million at September 30, 2026 and December 31, 2025, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of certain unfunded loan and lease commitments that can be canceled by providing notice to the borrower. As Company-level data is incorporated into the fair value measurement, unfunded loan and lease commitments and letters of credit are classified as Level 3.

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

The following table provides the level of valuation inputs used to determine each fair value adjustment and the fair value of the related individual assets or portfolio of assets with fair value adjustments on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2026
Collateral-dependent loans	$—	$—	$29,543
December 31, 2025
Collateral-dependent loans	$—	$—	$13,608

Total expected credit losses recognized on collateral-dependent loans were $18.4 million and $14.3 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $2.2 million for the three and nine months ended September 30, 2025, respectively.

17. Reportable Operating Segments

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

During the quarter ended December 31, 2025, the Company realigned its internal organizational and management reporting structure. As a result of this change, the Company reduced its reportable operating segments from three to two. The Company’s reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support the Company’s operating segments. The change in reportable segments reflects how the Company’s chief operating decision maker currently evaluates performance and allocates resources. The Company has reported its selected financial information using two reportable operating segments for the three and nine months ended September 30, 2026 and 2025.

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

The following tables present selected business segment and Corporate/Other financial information for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 30, 2026				September 30, 2026
	Retail	Commercial	Corporate/	Consolidated	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$85,789	$106,670	$42,084	$234,543	$254,651	$315,181	$126,776	$696,608
Intersegment interest allocations (1)	(63,590)	(75,390)	138,980	—	(188,991)	(222,416)	411,407	—
Total interest income	22,199	31,280	181,064	234,543	65,660	92,765	538,183	696,608

Interest expense	(44,438)	(14,615)	(1,386)	(60,439)	(132,677)	(44,036)	(7,268)	(183,981)
Intersegment interest allocations (1)	158,946	28,690	(187,636)	—	466,641	85,695	(552,336)	—
Total interest expense	114,508	14,075	(189,022)	(60,439)	333,964	41,659	(559,604)	(183,981)
Net interest income (expense)	136,707	45,355	(7,958)	174,104	399,624	134,424	(21,421)	512,627

Provision for credit losses	(7,874)	(10,455)	(1,979)	(20,308)	(11,580)	(15,374)	(3,954)	(30,908)
Net interest income (expense) after provision for credit losses	128,833	34,900	(9,937)	153,796	388,044	119,050	(25,375)	481,719

Noninterest income	30,488	18,939	6,696	56,123	87,738	58,996	22,489	169,223

Salaries and employee benefits	(25,462)	(5,063)	(32,634)	(63,159)	(78,245)	(14,968)	(96,412)	(189,625)
Contracted services and professional fees	(2,727)	(4,662)	(6,414)	(13,803)	(8,139)	(12,776)	(21,072)	(41,987)
Occupancy	(8,480)	(507)	1,654	(7,333)	(24,730)	(1,516)	3,195	(23,051)
Equipment	(1,411)	(511)	(13,386)	(15,308)	(4,263)	(1,485)	(38,904)	(44,652)
Card rewards program	—	(9,125)	—	(9,125)	—	(25,932)	—	(25,932)
Other segment items (2)	(38,099)	(1,226)	(11,994)	(51,319)	(108,781)	(3,829)	19,480	(93,130)
Noninterest expense	(76,179)	(21,094)	(62,774)	(160,047)	(224,158)	(60,506)	(133,713)	(418,377)

Income (loss) before (provision) benefit for income taxes	83,142	32,745	(66,015)	49,872	251,624	117,540	(136,599)	232,565
(Provision) benefit for income taxes	(12,897)	(2,780)	29,535	13,858	(53,062)	(19,370)	44,756	(27,676)
Net income (loss)	$70,245	$29,965	$(36,480)	$63,730	$198,562	$98,170	$(91,843)	$204,889

Other Segment Disclosures:
Depreciation and amortization (3)	$1,425	$37	$3,758	$5,220	$4,464	$122	$11,658	$16,244
Segment earning assets(4)	7,120,616	7,346,363	6,443,734	20,910,713	7,120,616	7,346,363	6,443,734	20,910,713

	Three Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2025
	Retail	Commercial	Corporate/	Consolidated	Retail	Commercial	Corporate/	Consolidated
(dollars in thousands)	Banking	Banking	Other	Total	Banking	Banking	Other	Total
Interest income	$83,715	$112,442	$46,418	$242,575	$246,065	$334,822	$133,577	$714,464
Intersegment interest allocations (1)	(61,737)	(82,678)	144,415	—	(183,186)	(245,681)	428,867	—
Total interest income	21,978	29,764	190,833	242,575	62,879	89,141	562,444	714,464

Interest expense	(49,893)	(17,812)	(5,539)	(73,244)	(152,773)	(51,138)	(17,113)	(221,024)
Intersegment interest allocations (1)	159,705	32,302	(192,007)	—	475,188	94,816	(570,004)	—
Total interest expense	109,812	14,490	(197,546)	(73,244)	322,415	43,678	(587,117)	(221,024)
Net interest income (expense)	131,790	44,254	(6,713)	169,331	385,294	132,819	(24,673)	493,440

Provision for credit losses	(774)	(876)	(2,850)	(4,500)	(7,576)	(8,574)	(3,350)	(19,500)
Net interest income (expense) after provision for credit losses	131,016	43,378	(9,563)	164,831	377,718	124,245	(28,023)	473,940

Noninterest income	28,512	21,074	7,474	57,060	82,917	57,868	20,710	161,495

Salaries and employee benefits	(24,150)	(4,482)	(32,901)	(61,533)	(74,505)	(14,237)	(92,396)	(181,138)
Contracted services and professional fees	(2,763)	(4,517)	(8,505)	(15,785)	(8,735)	(12,725)	(25,161)	(46,621)
Occupancy	(7,725)	(486)	1,113	(7,098)	(22,434)	(1,459)	761	(23,132)
Equipment	(1,305)	(466)	(12,063)	(13,834)	(4,150)	(1,387)	(36,205)	(41,742)
Card rewards program	—	(8,694)	—	(8,694)	—	(25,019)	—	(25,019)
Other segment items (2)	(35,621)	(2,006)	18,827	(18,800)	(107,241)	(5,613)	56,263	(56,591)
Noninterest expense	(71,564)	(20,651)	(33,529)	(125,744)	(217,065)	(60,440)	(96,738)	(374,243)

Income (loss) before (provision) benefit for income taxes	87,964	43,801	(35,618)	96,147	243,570	121,673	(104,051)	261,192
(Provision) benefit for income taxes	(21,381)	(9,237)	8,311	(22,307)	(54,132)	(23,296)	22,571	(54,857)
Net income (loss)	$66,583	$34,564	$(27,307)	$73,840	$189,438	$98,377	$(81,480)	$206,335

Other Segment Disclosures:
Depreciation and amortization (3)	$1,003	$66	$3,872	$4,941	$3,044	$202	$12,954	$16,200
Segment earning assets(4)	7,098,572	7,036,472	7,207,503	21,342,547	7,098,572	7,036,472	7,207,503	21,342,547
(1)	Intersegment interest allocations are the result of funds transfer-pricing methodologies that are utilized to allocate a cost for the funding of assets and a credit for the collection of deposits from Corporate/Other to the business segment assets and liabilities.
(2)	Other segment items included in segment net income includes advertising and marketing, regulatory assessment and fees, merger-related costs, allocations and transfer pricing on non-earning assets, liabilities and equity, and other miscellaneous and administrative fees. Amounts included in the Corporate/Other column are not related to the segments but include the effect of certain expense allocations or transfer pricing to the segments.
(3)	The amounts of depreciation and amortization disclosed by the reportable segments and Corporate/Other are included within equipment, occupancy, other segment items, and noninterest income.
(4)	Segment earning assets only apply to the Retail Banking and Commercial Banking segments. The Corporate/Other column includes earning assets not associated with a segment (such as investment securities, interest-bearing deposits and federal funds).

18. Proposed Merger with TriCo Bancshares

On July 12, 2026, First Hawaiian, Inc. and TriCo Bancshares (“TriCo”) entered into a definitive agreement (the “Merger Agreement”) under which, on the terms and conditions set forth therein, the Company will acquire TriCo in an all-stock transaction. Under the terms of the agreement, common shareholders of TriCo will receive 2.095 shares of First Hawaiian, Inc. common stock for each share of TriCo common stock, resulting in a transaction value of approximately $2 billion based on the closing price for First Hawaiian, Inc. common stock on July 10, 2026, the business day preceding the public announcement of the transaction, as reported on the Nasdaq Global Select Market.

TriCo is headquartered in Chico, California with reported assets of approximately $10 billion as of June 30, 2026, and is the holding company of Tri Counties Bank. In conjunction with the closing of the Merger Agreement, four members of TriCo’s Board of Directors are expected to join the First Hawaiian, Inc. and First Hawaiian Bank Boards of Directors.

On October 29, 2026, First Hawaiian, Inc. and TriCo jointly announced that all required approvals have been received from their respective stockholders and shareholders related to First Hawaiian’s acquisition of TriCo. The final voting results from each special meeting are reported in separate Current Reports on Form 8-K filed by First Hawaiian and TriCo with the U.S. Securities and Exchange Commission.

Completion of the transaction remains subject to the satisfaction or waiver of the remaining customary closing conditions set forth in the Merger Agreement. First Hawaiian and TriCo expect the transaction to close later in 2026, subject to these conditions.

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

Pending Acquisition

On July 12, 2026, FHI and TriCo entered into a definitive agreement (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Horizon Merger Sub, Inc., a direct, wholly owned subsidiary of FHI, will merge with and into TriCo, with TriCo surviving the merger. Immediately following the merger, TriCo will merge with and into FHI, with FHI continuing as the surviving entity. Promptly following that second-step merger, Tri Counties Bank will merge with and into First Hawaiian Bank, with First Hawaiian Bank continuing as the surviving bank. Under the terms of the Merger Agreement, each share of TriCo common stock outstanding immediately prior to the effective time of the merger, subject to certain exceptions, will be converted into the right to receive 2.095 shares of First Hawaiian common stock, with cash paid in lieu of fractional shares. The exchange ratio is fixed, subject to adjustment as provided in the Merger Agreement.

See “Note 18. Proposed Merger with TriCo Bancshares” contained in our unaudited interim consolidated financial statements for more information.

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

Each of the Voting and Support Agreements will terminate at the earliest of (a) the effective time of the merger, (b) the termination of the Merger Agreement in accordance with its terms, and (c) any amendment to the Merger Agreement without the prior written consent of the relevant director if such amendment diminishes the Merger Consideration, changes the form of Merger Consideration or extends the termination date of the Merger Agreement other than pursuant to any extension right expressly provided in the Merger Agreement.

Hawaii Economy

Hawaii’s economy continues to remain resilient in an environment facing challenges, including from: high consumer prices and housing affordability, both of which are expected to continue with the gradual pass-through of tariffs and the ongoing conflict with Iran; a steady out-migration of its population; adverse weather events alongside rising insurance costs; and slower economic growth with a 1.3% forecasted increase in the real gross domestic product for Hawaii in 2026 according to the State of Hawaii Department of Business, Economic Development & Tourism (“DBEDT”) as compared to a 2.2% forecasted increase for the United States overall in 2026 according to the Congressional Budget Office’s Budget and Economic Outlook. Recent geopolitical developments, including the conflicts in the Middle East, elevate uncertainty.

Despite these challenges, according to the State of Hawaii DBEDT, the statewide seasonally adjusted unemployment rate was 2.8% at September 30, 2026, which is lower than the national seasonally adjusted unemployment rate of 4.2%.

Tourism also remains stable, with the average daily domestic passenger counts for the nine months ended September 30, 2026 being 3.2 percent higher than the average daily domestic passenger counts during the nine months ended September 30, 2025, according to the Hawaii Tourism Authority. Hawaii’s economy depends significantly on conditions of the U.S. economy and key international economies, particularly Japan, and the broader demand for travel of these key markets. International visitor arrivals have not yet recovered to pre-pandemic arrival levels and demand for tourism could be negatively impacted by increasing fuel prices.

The local Oahu housing market, particularly condominiums, continues to experience some softening as compared to previous years primarily due to continued high interest rates and prices. According to the Honolulu Board of Realtors, the volume of single-family home sales increased by 5.9%, while condominium sales decreased by 2.4%, in each case when comparing the nine months ended September 30, 2026 with the same period in 2025. The median price of a single-family home sold on Oahu during the first nine months of 2026 was $1,180,000, an increase of 3.1% compared to the same period in 2025. The median price of a condominium sold on Oahu during the first nine months of 2026 was $515,000, an increase of 2.0% compared to the median price during the same period in 2025. As of September 30, 2026, months of inventory of single-family homes and condominiums on Oahu were approximately 3.2 and 7.0 months, respectively, as compared to 3.4 and 6.4 months, respectively, as of September 30, 2025.

Selected Financial Data

Our financial highlights for the periods indicated are presented in Table 1:

Financial Highlights				Table 1
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Income Statement Data:
Interest income	$234,543	$242,575	$696,608	$714,464
Interest expense	60,439	73,244	183,981	221,024
Net interest income	174,104	169,331	512,627	493,440
Provision for credit losses	20,308	4,500	30,908	19,500
Net interest income after provision for credit losses	153,796	164,831	481,719	473,940
Noninterest income	56,123	57,060	169,223	161,495
Noninterest expense	160,047	125,744	418,377	374,243
Income before provision for income taxes	49,872	96,147	232,565	261,192
(Benefit) provision for income taxes	(13,858)	22,307	27,676	54,857
Net income	$63,730	$73,840	$204,889	$206,335
Basic earnings per share	$0.52	$0.59	$1.68	$1.65
Diluted earnings per share	$0.52	$0.59	$1.67	$1.64
Basic weighted-average outstanding shares	121,681,309	124,267,090	121,933,207	125,282,792
Diluted weighted-average outstanding shares	122,478,489	124,970,898	122,716,742	125,977,271
Dividends declared per share	$0.26	$0.26	$0.78	$0.78
Dividend payout ratio	50.00%	44.07%	46.71%	47.56%
Other Financial Information / Performance Ratios(1):
Net interest margin	3.30%	3.19%	3.25%	3.13%
Efficiency ratio	69.18%	55.29%	61.08%	56.88%
Return on average total assets	1.06%	1.22%	1.14%	1.15%
Return on average tangible assets (non-GAAP)(2)	1.10%	1.27%	1.19%	1.20%
Return on average total stockholders' equity	8.88%	10.81%	9.75%	10.32%
Return on average tangible stockholders' equity (non-GAAP)(2)	13.67%	17.08%	15.09%	16.45%
Noninterest expense to average assets	2.65%	2.08%	2.33%	2.09%

(continued)

(continued)	September 30,	December 31,
(dollars in thousands, except per share data)	2026	2025
Balance Sheet Data:
Cash and cash equivalents	$1,329,931	$1,477,752
Investment securities available-for-sale	2,016,945	2,076,233
Investment securities held-to-maturity	3,346,994	3,533,082
Loans and leases	14,462,228	14,312,529
Allowance for credit losses for loans and leases	164,437	168,468
Goodwill	995,492	995,492
Total assets	23,764,015	23,955,252
Total deposits	20,204,570	20,515,668
Total liabilities	20,946,471	21,185,887
Total stockholders' equity	2,817,544	2,769,365
Book value per share	$23.16	$22.57
Tangible book value per share (non-GAAP)(2)	$14.97	$14.46

Asset Quality Ratios:
Non-accrual loans and leases / total loans and leases	0.32%	0.29%
Allowance for credit losses for loans and leases / total loans and leases	1.14%	1.18%
Net charge-offs / average total loans and leases(3)	0.29%	0.11%

	September 30,	December 31,
Capital Ratios:	2026	2025
Common Equity Tier 1 Capital Ratio	13.50%	13.17%
Tier 1 Capital Ratio	13.50%	13.17%
Total Capital Ratio	14.74%	14.42%
Tier 1 Leverage Ratio	9.61%	9.27%
Total stockholders' equity to total assets	11.86%	11.56%
Tangible stockholders' equity to tangible assets (non-GAAP)(2)	8.00%	7.73%
(1)	Except for the efficiency ratio, amounts are annualized for the three and nine months ended September 30, 2026 and 2025.

(2)	Return on average tangible assets, return on average tangible stockholders’ equity, tangible book value per share and tangible stockholders’ equity to tangible assets are non-GAAP financial measures. We compute our return on average tangible assets as the ratio of net income to average tangible assets. We compute our return on average tangible stockholders’ equity as the ratio of net income to average tangible stockholders’ equity. We compute our tangible book value per share as the ratio of tangible stockholders’ equity to outstanding shares. We compute our tangible stockholders’ equity to tangible assets as the ratio of tangible stockholders’ equity to tangible assets. We believe that these financial measures are useful for investors, regulators, management and others to evaluate financial performance and capital adequacy relative to other financial institutions. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(3)	Net charge-offs / average total loans and leases is annualized for the nine months ended September 30, 2026.

The following table provides a reconciliation of these non-GAAP financial measures with their most closely related GAAP measures for the periods indicated:

GAAP to Non-GAAP Reconciliation				Table 2
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Income Statement Data:
Net income	$63,730	$73,840	$204,889	$206,335

Average total stockholders' equity	$2,845,750	$2,710,273	$2,810,686	$2,672,284
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible stockholders' equity	$1,850,258	$1,714,781	$1,815,194	$1,676,792

Average total assets	$23,955,273	$23,993,685	$23,997,190	$23,914,896
Less: average goodwill	995,492	995,492	995,492	995,492
Average tangible assets	$22,959,781	$22,998,193	$23,001,698	$22,919,404

Return on average total stockholders' equity(a)	8.88%	10.81%	9.75%	10.32%
Return on average tangible stockholders' equity (non-GAAP)(a)	13.67%	17.08%	15.09%	16.45%

Return on average total assets(a)	1.06%	1.22%	1.14%	1.15%
Return on average tangible assets (non-GAAP)(a)	1.10%	1.27%	1.19%	1.20%

	As of	As of
	September 30,	December 31,
(dollars in thousands, except per share data)	2026	2025
Balance Sheet Data:
Total stockholders' equity	$2,817,544	$2,769,365
Less: goodwill	995,492	995,492
Tangible stockholders' equity	$1,822,052	$1,773,873

Total assets	$23,764,015	$23,955,252
Less: goodwill	995,492	995,492
Tangible assets	$22,768,523	$22,959,760

Shares outstanding	121,681,352	122,689,256

Total stockholders' equity to total assets	11.86%	11.56%
Tangible stockholders' equity to tangible assets (non-GAAP)	8.00%	7.73%

Book value per share	$23.16	$22.57
Tangible book value per share (non-GAAP)	$14.97	$14.46
(a)	Annualized for the three and nine months ended September 30, 2026 and 2025.

Financial Highlights

Net income was $63.7 million for the three months ended September 30, 2026, a decrease of $10.1 million or 14% as compared to the same period in 2025. Basic and diluted earnings per share were both $0.52 for the three months ended September 30, 2026, a decrease of $0.07 or 12% as compared to the same period in 2025. The decrease in net income was primarily due to a $34.3 million increase in noninterest expense, a $15.8 million increase in the provision for credit losses (the “Provision”) and a $0.9 million decrease in noninterest income. This was partially offset by a $13.9 million benefit for income taxes for the three months ended September 30, 2026, compared to a $22.3 million provision for income taxes for the three months ended September 30, 2025, and a $4.8 million increase in net interest income.

Our return on average total assets was 1.06% for the three months ended September 30, 2026, a decrease of 16 basis points from the same period in 2025, and our return on average total stockholders’ equity was 8.88% for the three months ended September 30, 2026, a decrease of 193 basis points from the same period in 2025. Our return on average tangible assets was 1.10% for the three months ended September 30, 2026, a decrease of 17 basis points from the same period in 2025, and our return on average tangible stockholders’ equity was 13.67% for the three months ended September 30, 2026, a decrease of 341 basis points from the same period in 2025, primarily due to a decrease in net income and an increase in average tangible equity. Our efficiency ratio was 69.18% for the three months ended September 30, 2026 compared to 55.29% for the same period in 2025.

Our results for the three months ended September 30, 2026 were highlighted by the following:

●	Net interest income was $174.1 million for the three months ended September 30, 2026, an increase of $4.8 million or 3% as compared to the same period in 2025. Our net interest margin was 3.30% for the three months ended September 30, 2026, an increase of 11 basis points as compared to the same period in 2025. The increase in net interest income was primarily due to lower deposit funding and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $20.3 million for the three months ended September 30, 2026, an increase of $15.8 million as compared to the same period in 2025. The increase was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan during the third quarter of 2026. The increase was also attributable to increases in the provision for construction loans and commercial and industrial loans and the provision for unfunded commercial and industrial commitments. This was partially offset by decreases in the provision for home equity lines, residential mortgage loans, lease financing and consumer loans and the provision for unfunded construction commitments. The Provision is recorded to maintain the allowance for credit losses for loans and leases (the “ACL”) and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $56.1 million for the three months ended September 30, 2026, a decrease of $0.9 million or 2% as compared to the same period in 2025. The decrease in noninterest income was primarily due to a $1.6 million decrease in bank-owned life insurance (“BOLI”) income and a $1.3 million decrease in other noninterest income, partially offset by a $1.6 million increase in other service charges and fees and a $0.6 million increase in service charges on deposit accounts.

●	Noninterest expense was $160.0 million for the three months ended September 30, 2026, an increase of $34.3 million or 27% as compared to the same period in 2025. The increase in noninterest expense was primarily due to a $25.9 million increase in other noninterest expense, a $6.7 million increase in merger-related costs, a $1.6 million increase in salaries and employee benefits expense and a $1.5 million increase in equipment expense, partially offset by a $2.0 million decrease in contracted services and professional fees.

Net income was $204.9 million for the nine months ended September 30, 2026, a decrease of $1.4 million or 1% as compared to the same period in 2025. Basic earnings per share was $1.68 for the nine months ended September 30, 2026, an increase of $0.03 or 2% as compared to the same period in 2025. Diluted earnings per share was $1.67 for the nine months ended September 30, 2026, an increase of $0.03 or 2% as compared to the same period in 2025. The decrease in net income was primarily due to a $44.1 million increase in noninterest expense and an $11.4 million increase in the Provision. This was partially offset by a $27.2 million decrease in the provision for income taxes, a $19.2 million increase in net interest income and a $7.7 million increase in noninterest income.

Our return on average total assets was 1.14% for the nine months ended September 30, 2026, a decrease of one basis point from the same period in 2025, and our return on average total stockholders’ equity was 9.75% for the nine months ended September 30, 2026, a decrease of 57 basis points for the same period in 2025. Our return on average tangible assets was 1.19% for the nine months ended September 30, 2026, a decrease of one basis point from the same period in 2025, and our return on average tangible stockholders’ equity was 15.09% for the nine months ended September 30, 2026, a decrease of 136 basis points from the same period in 2025. Our efficiency ratio was 61.08% for the nine months ended September 30, 2026 compared to 56.88% for the same period in 2025.

Our results for the nine months ended September 30, 2026 were highlighted by the following:

●	Net interest income was $512.6 million for the nine months ended September 30, 2026, an increase of $19.2 million or 4% as compared to the same period in 2025. Our net interest margin was 3.25% for the nine months ended September 30, 2026, an increase of 12 basis points as compared to the same period in 2025. The increase in net interest income was primarily due to lower deposit funding costs and borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio.

●	The Provision was $30.9 million for the nine months ended September 30, 2026, an increase of $11.4 million or 59% for the same period in 2025. Consistent with the increase for the three months ended September 30, 2026, the increase was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan during the third quarter of 2026. The increase was also attributable to increases in the provision for construction loans and residential mortgage loans and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by decreases in the provision for consumer loans, commercial and industrial loans, home equity lines and lease financing and the provision for unfunded home equity line commitments. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate to absorb lifetime expected credit losses in our loan and lease portfolio and unfunded loan and lease commitments as of the balance sheet date.

●	Noninterest income was $169.2 million for the nine months ended September 30, 2026, an increase of $7.7 million or 5% as compared to the same period in 2025. The increase was primarily due to a $4.3 million increase in other service charges and fees, a $1.7 million increase in other noninterest income and a $1.7 million increase in service charges on deposit accounts.

●	Noninterest expense was $418.4 million for the nine months ended September 30, 2026, an increase of $44.1 million or 12% as compared to the same period in 2025. The increase in noninterest expense was primarily due to a $26.4 million increase in other noninterest expense, a $10.9 million increase in merger-related costs, an $8.5 million increase in salaries and employee benefits expense, a $2.9 million increase in equipment expense and a $0.9 million increase in card rewards program expense, partially offset by a $4.6 million decrease in contracted services and professional fees and a $1.1 million decrease in regulatory assessment and fees.

For the nine months ended September 30, 2026, we continued to maintain high levels of liquidity and adequate reserves for credit losses. We also remained well-capitalized. Common Equity Tier 1 (“CET1”) was 13.50% as of September 30, 2026, an increase of 33 basis points from December 31, 2025. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2026, partially offset by dividends declared and paid to the Company’s stockholders, common stock repurchased and an increase in risk-weighted assets.

●	Total loans and leases were $14.5 billion as of September 30, 2026, an increase of $149.7 million or 1% from December 31, 2025. The increase in total loans and leases was due to increases in commercial and industrial loans, commercial real estate loans, consumer loans and lease financing, partially offset by decreases in residential real estate loans and construction loans.

●	The ACL was $164.4 million as of September 30, 2026, a decrease of $4.0 million or 2% from December 31, 2025. The ratio of our ACL to total loans and leases outstanding was 1.14% as of September 30, 2026 and 1.18% as of December 31, 2025.

●	Our investment portfolio is comprised of high-grade investment securities, primarily collateralized mortgage obligations issued by the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. The total carrying value of our investment securities portfolio was $5.4 billion as of September 30, 2026, a decrease of $245.4 million or 4% from December 31, 2025. The lower balances in investment securities were driven by payments and maturities during the nine months ended September 30, 2026, which were placed into loans and leases and helped fund deposit run-off.

●	Total deposits were $20.2 billion as of September 30, 2026, a decrease of $311.1 million or 2% from December 31, 2025. The decrease in total deposits was primarily due to a $146.4 million decrease in demand deposit balances, a $128.9 million decrease in time deposit balances and a $60.0 million decrease in savings deposit balances, partially offset by a $24.3 million increase in money market deposit balances.

●

Total stockholders’ equity was $2.8 billion as of September 30, 2026 and December 31, 2025. Earnings of $204.9 million for the period were partially offset by dividends of $95.2 million declared and paid to the Company’s stockholders, other comprehensive loss, net of tax, of $35.7 million and repurchases of common stock of $32.0 million during the nine months ended September 30, 2026.

Analysis of Results of Operations

Net Interest Income

For the three months ended September 30, 2026 and 2025, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 3. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates						Table 3
	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,162.4	$10.9	3.73%	$1,471.0	$16.3	4.40%
Available-for-Sale Investment Securities
Taxable	2,060.5	16.2	3.14	1,921.2	13.5	2.80
Non-Taxable	0.1	—	2.20	1.2	—	5.07
Held-to-Maturity Investment Securities
Taxable	2,795.2	11.8	1.69	3,036.1	12.8	1.68
Non-Taxable	587.9	3.3	2.26	595.5	3.6	2.39
Total Investment Securities	5,443.7	31.3	2.30	5,554.0	29.9	2.15
Loans Held for Sale	0.9	—	5.82	0.9	—	5.71
Loans and Leases(1)
Commercial and industrial	2,328.7	33.2	5.66	2,144.0	33.6	6.22
Commercial real estate	4,741.5	68.6	5.74	4,481.5	69.9	6.18
Construction	705.8	11.8	6.60	891.9	15.2	6.78
Residential:
Residential mortgage	4,029.1	40.5	4.02	4,077.1	40.4	3.96
Home equity line	1,178.7	14.6	4.91	1,167.0	14.0	4.76
Consumer	1,066.3	20.8	7.74	1,018.4	19.6	7.63
Lease financing	446.6	3.7	3.31	429.4	4.3	3.98
Total Loans and Leases	14,496.7	193.2	5.30	14,209.3	197.0	5.51
Other Earning Assets	24.5	0.2	3.07	36.6	0.4	4.72
Total Earning Assets(2)	21,128.2	235.6	4.44	21,271.8	243.6	4.55
Cash and Due from Banks	241.0			243.3
Other Assets	2,586.1			2,478.6
Total Assets	$23,955.3			$23,993.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,248.0	$18.0	1.15%	$6,331.6	$21.9	1.37%
Money Market	4,358.4	20.3	1.84	3,837.6	23.4	2.42
Time	3,268.9	21.9	2.66	3,353.9	25.5	3.02
Total Interest-Bearing Deposits	13,875.3	60.2	1.72	13,523.1	70.8	2.08
Federal Funds Purchased	0.1	—	3.77	—	—	—
Other Short-Term Borrowings	—	—	—	206.5	2.2	4.22
Other Interest-Bearing Liabilities	27.3	0.2	3.29	14.4	0.2	5.46
Total Interest-Bearing Liabilities	13,902.7	60.4	1.72	13,744.0	73.2	2.11
Net Interest Income		$175.2			$170.4
Interest Rate Spread(3)			2.72%			2.44%
Net Interest Margin(4)			3.30%			3.19%
Noninterest-Bearing Demand Deposits	6,533.3			6,888.0
Other Liabilities	673.5			651.4
Stockholders' Equity	2,845.8			2,710.3
Total Liabilities and Stockholders' Equity	$23,955.3			$23,993.7
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $1.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the three months ended September 30, 2026 and 2025, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 4
	Three Months Ended September 30, 2026
	Compared to September 30, 2025
(dollars in millions)	Volume	Rate	Total (1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(3.1)	$(2.3)	$(5.4)
Available-for-Sale Investment Securities
Taxable	1.0	1.7	2.7
Held-to-Maturity Investment Securities
Taxable	(1.1)	0.1	(1.0)
Non-Taxable	(0.1)	(0.2)	(0.3)
Total Investment Securities	(0.2)	1.6	1.4
Loans and Leases
Commercial and industrial	2.7	(3.1)	(0.4)
Commercial real estate	3.8	(5.1)	(1.3)
Construction	(3.0)	(0.4)	(3.4)
Residential:
Residential mortgage	(0.5)	0.6	0.1
Home equity line	0.2	0.4	0.6
Consumer	0.9	0.3	1.2
Lease financing	0.2	(0.8)	(0.6)
Total Loans and Leases	4.3	(8.1)	(3.8)
Other Earning Assets	(0.1)	(0.1)	(0.2)
Total Change in Interest Income	0.9	(8.9)	(8.0)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	(0.3)	(3.6)	(3.9)
Money Market	2.9	(6.0)	(3.1)
Time	(0.6)	(3.0)	(3.6)
Total Interest-Bearing Deposits	2.0	(12.6)	(10.6)
Other Short-term Borrowings	(1.1)	(1.1)	(2.2)
Other Interest-Bearing Liabilities	0.1	(0.1)	—
Total Change in Interest Expense	1.0	(13.8)	(12.8)
Change in Net Interest Income	$(0.1)	$4.9	$4.8
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $175.2 million for the three months ended September 30, 2026, an increase of $4.8 million or 3% compared to the same period in 2025. Our net interest margin was 3.30% for the three months ended September 30, 2026, an increase of 11 basis points from the same period in 2025. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding and lower borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the three months ended September 30, 2026, compared to the same period in 2025. Deposit funding costs were $60.2 million for the three months ended September 30, 2026, a decrease of $10.6 million or 15% compared to the same period in 2025, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 1.72% for the three months ended September 30, 2026, a decrease of 36 basis points compared to the same period in 2025, primarily due to rate decreases. Total borrowing costs were nil for the three months ended September 30, 2026, a decrease of $2.2 million compared to the same period in 2025, as $250.0 million of FHLB advances matured during the third quarter of 2025. The yield on our loan and lease portfolio was 5.30% for the three months ended September 30, 2026, a decrease of 21 basis points as compared to the same period in 2025, primarily due to lower yields from our adjustable-rate commercial real estate and commercial and industrial loans, which continued to reflect the impact of prior lower-rate market conditions.

For the nine months ended September 30, 2026 and 2025, average balances, related income and expenses, on a fully taxable-equivalent basis, and resulting yields and rates are presented in Table 5. An analysis of the change in net interest income, on a fully taxable-equivalent basis, is presented in Table 6.

Average Balances and Interest Rates						Table 5
	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1,252.2	$34.6	3.69%	$1,307.4	$43.3	4.43%
Available-for-Sale Investment Securities
Taxable	2,064.3	46.9	3.03	1,894.1	39.0	2.75
Non-Taxable	0.4	—	4.57	1.3	0.1	5.31
Held-to-Maturity Investment Securities
Taxable	2,857.0	35.9	1.67	3,099.5	39.6	1.70
Non-Taxable	590.3	10.1	2.29	597.0	10.5	2.37
Total Investment Securities	5,512.0	92.9	2.25	5,591.9	89.2	2.13
Loans Held for Sale	0.8	—	5.80	0.5	—	6.03
Loans and Leases(1)
Commercial and industrial	2,258.8	96.3	5.70	2,210.6	102.5	6.20
Commercial real estate	4,695.8	201.2	5.73	4,431.6	203.2	6.13
Construction	750.3	36.6	6.52	909.6	45.6	6.71
Residential:
Residential mortgage	4,049.7	122.4	4.03	4,110.2	121.5	3.94
Home equity line	1,178.7	42.4	4.81	1,157.2	40.4	4.67
Consumer	1,048.4	61.0	7.77	1,017.2	57.7	7.58
Lease financing	443.9	11.7	3.52	432.6	12.8	3.96
Total Loans and Leases	14,425.6	571.6	5.29	14,269.0	583.7	5.47
Other Earning Assets	26.6	0.6	2.63	34.4	1.3	5.03
Total Earning Assets(2)	21,217.2	699.7	4.41	21,203.2	717.5	4.52
Cash and Due from Banks	235.6			233.9
Other Assets	2,544.4			2,477.8
Total Assets	$23,997.2			$23,914.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Savings	$6,352.7	$56.6	1.19%	$6,270.9	$64.1	1.37%
Money Market	4,346.2	59.5	1.83	3,860.3	69.2	2.40
Time	3,308.1	67.4	2.72	3,353.6	79.5	3.17
Total Interest-Bearing Deposits	14,007.0	183.5	1.75	13,484.8	212.8	2.11
Federal Funds Purchased	—	—	3.77	—	—	—
Other Short-Term Borrowings	—	—	—	235.3	7.4	4.22
Other Interest-Bearing Liabilities	19.8	0.5	3.27	20.9	0.8	4.84
Total Interest-Bearing Liabilities	14,026.8	184.0	1.75	13,741.0	221.0	2.15
Net Interest Income		$515.7			$496.5
Interest Rate Spread(3)			2.66%			2.37%
Net Interest Margin(4)			3.25%			3.13%
Noninterest-Bearing Demand Deposits	6,497.4			6,863.8
Other Liabilities	662.3			637.8
Stockholders' Equity	2,810.7			2,672.3
Total Liabilities and Stockholders' Equity	$23,997.2			$23,914.9
(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
(2)	Interest income includes taxable-equivalent basis adjustments of $3.1 million for both the nine months ended September 30, 2026 and 2025, respectively.
(3)	Interest rate spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, on a fully taxable-equivalent basis.
(4)	Net interest margin is net interest income annualized for the nine months ended September 30, 2026 and 2025, on a fully taxable-equivalent basis, divided by average total earning assets.

Analysis of Change in Net Interest Income			Table 6
	Nine Months Ended September 30, 2026
	Compared to September 30, 2025
(dollars in millions)	Volume	Rate	Total(1)
Change in Interest Income:
Interest-Bearing Deposits in Other Banks	$(1.8)	$(6.9)	$(8.7)
Available-for-Sale Investment Securities
Taxable	3.7	4.2	7.9
Non-Taxable	(0.1)	—	(0.1)
Held-to-Maturity Investment Securities
Taxable	(3.0)	(0.7)	(3.7)
Non-Taxable	(0.1)	(0.3)	(0.4)
Total Investment Securities	0.5	3.2	3.7
Loans and Leases
Commercial and industrial	2.2	(8.4)	(6.2)
Commercial real estate	11.7	(13.7)	(2.0)
Construction	(7.7)	(1.3)	(9.0)
Residential:
Residential mortgage	(1.8)	2.7	0.9
Home equity line	0.8	1.2	2.0
Consumer	1.8	1.5	3.3
Lease financing	0.3	(1.4)	(1.1)
Total Loans and Leases	7.3	(19.4)	(12.1)
Other Earning Assets	(0.2)	(0.5)	(0.7)
Total Change in Interest Income	5.8	(23.6)	(17.8)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.9	(8.4)	(7.5)
Money Market	8.0	(17.7)	(9.7)
Time	(1.1)	(11.0)	(12.1)
Total Interest-Bearing Deposits	7.8	(37.1)	(29.3)
Other Short-Term Borrowings	(3.7)	(3.7)	(7.4)
Other Interest-Bearing Liabilities	—	(0.3)	(0.3)
Total Change in Interest Expense	4.1	(41.1)	(37.0)
Change in Net Interest Income	$1.7	$17.5	$19.2
(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Net interest income, on a fully taxable-equivalent basis, was $515.7 million for the nine months ended September 30, 2026, an increase of $19.2 million or 4% compared to the same period in 2025. Our net interest margin was 3.25% for the nine months ended September 30, 2026, an increase of 12 basis points from the same period in 2025. The increase in net interest income, on a fully taxable-equivalent basis, was primarily due to lower deposit funding costs and lower borrowing costs, partially offset by lower earning asset yields driven by lower yields in our loan and lease portfolio during the nine months ended September 30, 2026 compared to the same period in 2025. Deposit funding costs were $183.5 million for the nine months ended September 30, 2026, a decrease of $29.3 million or 14% compared to the same period in 2025, primarily due to a decrease in interest rates. Rates paid on our interest-bearing deposits were 1.75% for the nine months ended September 30, 2026, a decrease of 36 basis points compared to the same period in 2025, primarily due to rate decreases. Total borrowing costs were nil for the nine months ended September 30, 2026, a decrease of $7.4 million compared to the same period in 2025, as $250.0 million of FHLB advances matured during the third quarter of 2025. The yield on our loan and lease portfolio was 5.29% for the nine months ended September 30, 2026, a decrease of 18 basis points as compared to the same period in 2025, primarily due to lower yields from our adjustable-rate commercial real estate and commercial and industrial loans, which continued to reflect the impact of prior lower-rate market conditions.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime rate decreased by 75 basis points in 2025 to end the year at 6.75%. The prime rate increased 25 basis points in September 2026, to end the third quarter at 7.00%. As noted above, our loan portfolio is also impacted by changes in the SOFR. At September 30, 2026, the one-month and three-month CME Term SOFR interest rates were 3.91% and 4.08%, respectively. At September 30, 2025, the one-month and three-month CME Term SOFR interest rates were 4.13% and 3.98%, respectively. The target range for the federal funds rate, which is the cost of immediately available overnight funds, decreased 75 basis points in 2025 to end the year at 3.50% to 3.75%. The federal funds rate increased 25 basis points in September 2026 to end the third quarter at 3.75% to 4.00%. There continues to be uncertainty in the changing market and economic conditions.

Provision for Credit Losses

The Provision was $20.3 million for the three months ended September 30, 2026, an increase of $15.8 million as compared to the same period in 2025. This increase was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan during the third quarter of 2026. The increase was also attributable to increases in the provision for construction loans and commercial and industrial loans and the provision for unfunded commercial and industrial commitments. This was partially offset by decreases in the provision for home equity lines, residential mortgage loans, lease financing and consumer loans and the provision for unfunded construction commitments. We recorded net charge-offs of loans and leases of $21.9 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively. This represented net charge-offs of 0.60% and 0.12% of average loans and leases, on an annualized basis, for the three months ended September 30, 2026 and 2025, respectively. The Provision was $30.9 million for the nine months ended September 30, 2026, an increase of $11.4 million or 59% as compared to the same period in 2025. Consistent with the increase for the three months ended September 30, 2026, the increase was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan during the third quarter of 2026. The increase was also attributable to increases in the provision for construction loans and residential mortgage loans and the provision for unfunded commercial and industrial and construction commitments. This was partially offset by decreases in the provision for consumer loans, commercial and industrial loans, home equity lines and lease financing and the provision for unfunded home equity line commitments. We recorded net charge-offs of loans and leases of $31.0 million and $11.3 million for the nine months ended September 30, 2026 and 2025, respectively. This represented net charge-offs of 0.29% and 0.11% of average loans and leases, on an annualized basis, for the nine months ended September 30, 2026 and 2025, respectively. The ACL was $164.4 million as of September 30, 2026, a decrease of $4.0 million or 2% from December 31, 2025 and represented 1.14% of total outstanding loans and leases as of September 30, 2026, compared to 1.18% of total outstanding loans and leases as of December 31, 2025. The reserve for unfunded commitments was $39.7 million as of September 30, 2026, compared to $35.7 million as of December 31, 2025. The Provision is recorded to maintain the ACL and the reserve for unfunded commitments at levels deemed adequate by management based on the factors noted in the “Risk Governance and Quantitative and Qualitative Disclosures About Market Risk — Credit Risk” section of this MD&A.

Noninterest Income

Table 7 presents the major components of noninterest income for the three months ended September 30, 2026 and 2025 and Table 8 presents the major components of noninterest income for the nine months ended September 30, 2026 and 2025:

Noninterest Income				Table 7
	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposit accounts	$8,693	$8,096	$597	7%
Credit and debit card fees	15,718	15,850	(132)	(1)
Other service charges and fees	15,386	13,807	1,579	11
Trust and investment services income	9,146	9,212	(66)	(1)
Bank-owned life insurance	4,748	6,314	(1,566)	(25)
Other	2,432	3,781	(1,349)	(36)
Total noninterest income	$56,123	$57,060	$(937)	(2)%

Noninterest Income				Table 8
	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2026	2025	Change	Change
Service charges on deposit accounts	$25,165	$23,461	$1,704	7%
Credit and debit card fees	46,203	46,237	(34)	—
Other service charges and fees	43,579	39,324	4,255	11
Trust and investment services income	27,366	27,736	(370)	(1)
Bank-owned life insurance	15,908	15,409	499	3
Investment securities gains, net	—	37	(37)	n/m
Other	11,002	9,291	1,711	18
Total noninterest income	$169,223	$161,495	$7,728	5%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the nine months ended September 30, 2026 to the same period in 2025.

Total noninterest income was $56.1 million for the three months ended September 30, 2026, a decrease of $0.9 million or 2% as compared to the same period in 2025. Total noninterest income was $169.2 million for the nine months ended September 30, 2026, an increase of $7.7 million or 5% as compared to the same period in 2025.

Service charges on deposit accounts were $8.7 million for the three months ended September 30, 2026, an increase of $0.6 million or 7% as compared to the same period in 2025. This increase was primarily due to a $0.7 million increase in overdraft and checking account fees. Service charges on deposit accounts were $25.2 million for the nine months ended September 30, 2026, an increase of $1.7 million or 7% as compared to the same period in 2025. This increase was primarily due to a $1.8 million increase in overdraft and checking account fees.

Credit and debit card fees were $15.7 million for the three months ended September 30, 2026, a decrease of $0.1 million or 1% as compared to the same period in 2025. Credit and debit card fees were $46.2 million for the nine months ended September 30, 2026, a minimal change as compared to the same period in 2025.

Other service charges and fees were $15.4 million for the three months ended September 30, 2026, an increase of $1.6 million or 11% as compared to the same period in 2025. This increase was primarily due to a $2.0 million increase in fees from annuities and securities, partially offset by a $0.3 million decrease in service fees related to participation loans. Other service charges and fees were $43.6 million for the nine months ended September 30, 2026, an increase of $4.3 million or 11% as compared to the same period in 2025. This increase was primarily due to a $4.9 million increase in fees from annuities and securities, partially offset by a $0.6 million decrease in online banking fees.

Trust and investment services income was $9.1 million for the three months ended September 30, 2026, a decrease of $0.1 million or 1% as compared to the same period in 2025. Trust and investment services income was $27.4 million for the nine months ended September 30, 2026, a decrease of $0.4 million or 1% as compared to the same period in 2025. This decrease was primarily due to a $0.5 million decrease in investment management fees.

BOLI income was $4.7 million for the three months ended September 30, 2026, a decrease of $1.6 million or 25% as compared to the same period in 2025. This decrease was primarily due to a $1.2 million decrease in BOLI earnings and a $0.4 million decrease in death benefit proceeds from life insurance policies. BOLI income was $15.9 million for the nine months ended September 30, 2026, an increase of $0.5 million or 3% as compared to the same period in 2025. This increase was primarily due to a $0.3 million increase in death benefit proceeds from life insurance policies and a $0.2 million increase in BOLI earnings.

Other noninterest income was $2.4 million for the three months ended September 30, 2026, a decrease of $1.3 million or 36% as compared to the same period in 2025. This decrease was primarily due to a $1.1 million decrease in customer-related interest rate swap fees and a $0.8 million decrease in volume-based incentives, partially offset by a $0.5 million decrease in net losses recognized in income related to derivative contracts. Other noninterest income was $11.0 million for the nine months ended September 30, 2026, an increase of $1.7 million or 18% as compared to the same period in 2025. This increase was primarily due to $1.7 million in excise tax refunds received during the nine months ended September 30, 2026, a $0.8 million class action settlement the Company received during the nine months ended September 30, 2026 and a $0.7 million decrease in net losses recognized in income related to derivative contracts. This was partially offset by a $0.6 million decrease in customer-related interest rate swap fees, a $0.4 million decrease in insurance proceeds received and a $0.3 million decrease in income due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions.

Noninterest Expense

Table 9 presents the major components of noninterest expense for the three months ended September 30, 2026 and 2025 and Table 10 presents the major components of noninterest expense for the nine months ended September 30, 2026 and 2025:

Noninterest Expense				Table 9
	Three Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$63,159	$61,533	$1,626	3%
Contracted services and professional fees	13,803	15,785	(1,982)	(13)
Occupancy	7,333	7,098	235	3
Equipment	15,308	13,834	1,474	11
Regulatory assessment and fees	3,112	3,294	(182)	(6)
Advertising and marketing	2,157	2,033	124	6
Card rewards program	9,125	8,694	431	5
Merger-related costs	6,672	—	6,672	n/m
Other	39,378	13,473	25,905	n/m
Total noninterest expense	$160,047	$125,744	$34,303	27%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the three months ended September 30, 2026 to the same period in 2025.

Noninterest Expense				Table 10
	Nine Months Ended
	September 30,		Dollar	Percentage
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$189,625	$181,138	$8,487	5%
Contracted services and professional fees	41,987	46,621	(4,634)	(10)
Occupancy	23,051	23,132	(81)	—
Equipment	44,652	41,742	2,910	7
Regulatory assessment and fees	9,777	10,876	(1,099)	(10)
Advertising and marketing	6,587	6,247	340	5
Card rewards program	25,932	25,019	913	4
Merger-related costs	10,854	—	10,854	n/m
Other	65,912	39,468	26,444	67
Total noninterest expense	$418,377	$374,243	$44,134	12%

n/m – Denotes a variance that is not a meaningful metric to inform the change in noninterest income for the nine months ended September 30, 2026 to the same period in 2025.

Total noninterest expense was $160.0 million for the three months ended September 30, 2026, an increase of $34.3 million or 27% as compared to the same period in 2025. Total noninterest expense was $418.4 million for the nine months ended September 30, 2026, an increase of $44.1 million or 12% as compared to the same period in 2025.

Salaries and employee benefits expense was $63.2 million for the three months ended September 30, 2026, an increase of $1.6 million or 3% as compared to the same period in 2025. This increase was primarily due to a $1.1 million increase in base salaries and related payroll taxes, a $0.7 million decrease in payroll and benefit costs being deferred as loan origination costs, a $0.3 million increase in nonrecurring separation agreements and severance costs and a $0.3 million increase in group health plan costs. This was partially offset by a $0.7 million decrease in adjustments made to the deferred compensation plan as a result of market conditions. Salaries and employee benefits expense was $189.6 million for the nine months ended September 30, 2026, an increase of $8.5 million or 5% as compared to the same period in 2025. This increase was primarily due to a $4.5 million increase in base salaries and related payroll taxes, a $2.5 million increase in incentive compensation and a $1.4 million increase in group health plan costs.

Contracted services and professional fees were $13.8 million for the three months ended September 30, 2026, a decrease of $2.0 million or 13% as compared to the same period in 2025. This decrease was primarily due to a $2.2 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services. Contracted services and professional fees were $42.0 million for the nine months ended September 30, 2026, a decrease of $4.6 million or 10% as compared to the same period in 2025. This decrease was primarily due to a $4.9 million decrease in outside services, primarily attributable to technology-related projects, marketing and new customer services.

Occupancy expense was $7.3 million for the three months ended September 30, 2026, an increase of $0.2 million or 3% as compared to the same period in 2025. Occupancy expense was $23.1 million for the nine months ended September 30, 2026, a decrease of $0.1 million as compared to the same period in 2025.

Equipment expense was $15.3 million for the three months ended September 30, 2026, an increase of $1.5 million or 11% as compared to the same period in 2025. This increase was primarily due to a $1.1 million increase in technology-related amortization and licensing and maintenance fees and a $0.3 million increase in furniture and equipment depreciation. Equipment expense was $44.7 million for the nine months ended September 30, 2026, an increase of $2.9 million or 7% as compared to the same period in 2025. This increase was primarily due to a $1.9 million increase in technology-related amortization and licensing and maintenance fees and a $1.1 million increase in furniture and equipment depreciation.

Regulatory assessment and fees were $3.1 million for the three months ended September 30, 2026, a decrease of $0.2 million or 6% as compared to the same period in 2025. Regulatory assessment and fees were $9.8 million for the nine months ended September 30, 2026, a decrease of $1.1 million or 10% as compared to the same period in 2025. This decrease was primarily due to a decrease in the FDIC insurance assessment. During 2023, the FDIC approved a final rule for a special assessment to replenish the deposit insurance fund following bank failures occurring earlier in the year. As a result, the Company previously recorded a related loss of $16.3 million in the fourth quarter of 2023. During the first quarter of 2024, the FDIC issued a notice that the original loss estimate related to the 2023 bank failures was subsequently increased and that this increase would result in an additional assessment expense to affected institutions. As a result, we recorded a net expense related to the additional special assessment of $3.5 million for the year ended December 31, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. We recorded a reduction in the expense related to the additional special assessment of $2.6 million in 2025, $0.2 million in the first quarter of 2026 and $0.3 million in the third quarter of 2026.

Advertising and marketing expense was $2.2 million for the three months ended September 30, 2026, an increase of $0.1 million or 6% as compared to the same period in 2025. Advertising and marketing expense was $6.6 million for the nine months ended September 30, 2026, an increase of $0.3 million or 5% as compared to the same period in 2025.

Card rewards program expense was $9.1 million for the three months ended September 30, 2026, an increase of $0.4 million or 5% as compared to the same period in 2025. This increase was primarily due to a $0.5 million increase in credit card cash reward redemptions. Card rewards program expense was $25.9 million for the nine months ended September 30, 2026, an increase of $0.9 million or 4% as compared to the same period in 2025. This increase was primarily due to a $0.8 million increase in credit card cash reward redemptions.

Merger-related costs were $6.7 million for the three months ended September 30, 2026, an increase of $6.7 million as compared to the same period in 2025. Merger-related costs were $10.9 million for the nine months ended September 30, 2026, an increase of $10.9 million as compared to the same period in 2025. These increases were related to legal and consultant fees, as well as costs for outside services, incurred as part of our proposed merger with TriCo Bancshares.

Other noninterest expense was $39.4 million for the three months ended September 30, 2026, an increase of $25.9 million as compared to the same period in 2025. This increase was primarily due to a $24.3 million increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $1.5 million increase in operational losses and other charge-offs and a $0.6 million increase in charitable contributions, partially offset by a $0.3 million decrease in shipping and delivery expenses. Other noninterest expense was $65.9 million for the nine months ended September 30, 2026, an increase of $26.4 million or 67% as compared to the same period in 2025. This increase was primarily due to a $24.3 million increase in expense due to adjustments to certain liabilities assumed as a result of the Reorganization Transactions, a $1.8 million increase in operational losses and other charge-offs, a $1.4 million increase in charitable contributions and a $0.5 million increase in brokers fees, partially offset by a $1.2 million decrease in software amortization expense and a $0.4 million decrease in pension-related expenses.

Provision for Income Taxes

The benefit for income taxes was $13.9 million (a negative effective tax rate of 27.79%) for the three months ended September 30, 2026, compared with a provision for income taxes of $22.3 million (an effective tax rate of 23.20%) for the same period in 2025. The provision for income taxes was $27.7 million (an effective tax rate of 11.90%) for the nine months ended September 30, 2026, compared with a provision for income taxes of $54.9 million (an effective tax rate of 21.00%) for the same period in 2025. The reduction in the effective tax rate was due primarily to the reversal of certain reserves for uncertain tax liabilities due to the execution of a settlement agreement with the California Franchise Tax Board. See “Note 10. Income Taxes” contained in our unaudited interim consolidated financial statements for more information.

Analysis of Business Segments

Our business segments are Retail Banking and Commercial Banking, with all other activities, including Treasury, reported in Corporate/Other. Table 11 summarizes net income (loss) from our business segments and Corporate/Other for the three and nine months ended September 30, 2026 and 2025. Additional information about operating segment performance and Corporate/Other is presented in “Note 17. Reportable Operating Segments” contained in our unaudited interim consolidated financial statements.

During the quarter ended December 31, 2025, we realigned our internal organizational and management reporting structure. As a result of this change, we reduced our reportable operating segments from three to two. Our reportable segments are now Retail Banking and Commercial Banking. Activities previously reported within the Treasury and Other segment are now included in Corporate/Other, as Treasury exists to support our operating segments. The change in reportable segments reflects how our chief operating decision maker currently evaluates performance and allocates resources. We have reported our selected financial information using two reportable operating segments for the three and nine months ended September 30, 2026 and 2025.

Business Segments and Corporate/Other Net Income (Loss)				Table 11
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Retail Banking	$70,245	$66,583	$198,562	$189,438
Commercial Banking	29,965	34,564	98,170	98,377
Corporate/Other	(36,480)	(27,307)	(91,843)	(81,480)
Consolidated Total	$63,730	$73,840	$204,889	$206,335

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

Net income for the Retail Banking segment was $70.2 million for the three months ended September 30, 2026, an increase of $3.7 million or 5% as compared to the same period in 2025. The increase in net income for the Retail Banking segment was primarily due to an $8.5 million decrease in the provision for income taxes, a $4.9 million increase in net interest income and a $2.0 million increase in noninterest income, partially offset by a $7.1 million increase in the Provision and a $4.6 million increase in noninterest expense. The decrease in the provision for income taxes was primarily due to the allocation of the reversal of certain reserves for uncertain tax liabilities due to the execution of a settlement agreement with the California Franchise Tax Board. The increase in net interest income was primarily due to higher deposit spreads. The increase in noninterest income was primarily due to increases in other service charges and fees and service charges on deposit accounts. The increase in the Provision allocated to the Retail Banking segment was primarily due to increases in the provision for commercial real estate loans and construction loans. The increase in noninterest expense was primarily due to increases in operational losses and other charge-offs, salaries and employee benefits expense, occupancy expense and brokers fees.

Net income for the Retail Banking segment was $198.6 million for the nine months ended September 30, 2026, an increase of $9.1 million or 5% as compared to the same period in 2025. The increase in net income for the Retail Banking segment was primarily due to a $14.3 million increase in net interest income, a $4.8 million increase in noninterest income and a $1.1 million decrease in the provision for income taxes, partially offset by a $7.1 million increase in noninterest expense and a $4.0 million increase in the Provision. The increase in net interest income was primarily due to higher deposit spreads and higher loan spreads. The increase in noninterest income was primarily due to increases in other service charges and fees and service charges on deposit accounts. The decrease in the provision for income taxes was primarily due to the allocation of the reversal of certain reserves for uncertain tax liabilities due to the execution of a settlement agreement with the California Franchise Tax Board in 2026, partially offset by the allocation of the revaluation of the California deferred tax assets in 2025. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense, occupancy expense, operational losses and other charge-offs and brokers fees. This was partially offset by lower overall expenses that were allocated to the Retail Banking segment. The increase in the Provision allocated to the Retail Banking segment was primarily due to increases in the provision for commercial real estate loans and construction loans, partially offset by decreases in the provision for consumer loans.

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

Net income for the Commercial Banking segment was $30.0 million for the three months ended September 30, 2026, a decrease of $4.6 million or 13% as compared to the same period in 2025. The decrease in net income for the Commercial Banking segment was primarily due to a $9.6 million increase in the Provision and a $2.1 million decrease in noninterest income, partially offset by a $6.5 million decrease in the provision for income taxes and a $1.1 million increase in net interest income. The increase in the Provision allocated to the Commercial Banking segment was primarily due to increases in the provision for commercial real estate loans and construction loans. The decrease in noninterest income was primarily due to decreases in customer-related interest rate swap fees and volume-based incentives. The decrease in the provision for income taxes was primarily due to the decrease in pretax income and the allocation of the reversal of certain reserves for uncertain tax liabilities due to the execution of a settlement agreement with the California Franchise Tax Board. The increase in net interest income was primarily due to higher average loan balances, partially offset by lower deposit spreads.

Net income for the Commercial Banking segment was $98.2 million for the nine months ended September 30, 2026, a decrease of $0.2 million as compared to the same period in 2025. The slight decrease in net income for the Commercial Banking segment was primarily due to a $6.8 million increase in the Provision, partially offset by a $3.9 million decrease in the provision for income taxes, a $1.6 increase in net interest income and a $1.1 million increase in noninterest income. The increase in the Provision allocated to the Commercial Banking segment was primarily due to increases in the provision for commercial real estate loans and construction loans, partially offset by decreases in the provision for consumer loans. The decrease in the provision for income taxes was primarily due to the decrease in pretax income for the Commercial Banking segment. The increase in net interest income was primarily due to higher average loan balances, higher loan fees and higher average deposit balances, partially offset by lower deposit spreads. The increase in noninterest income was primarily due to excise tax refunds received during the nine months ended September 30, 2026, partially offset by a decrease in customer-related interest rate swap fees.

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

Immediate liquid resources are available in cash, which is primarily on deposit with the Federal Reserve Bank of San Francisco (“FRB”). As of September 30, 2026 and December 31, 2025, cash and cash equivalents were $1.3 billion and $1.5 billion, respectively. Potential sources of liquidity also include investment securities in our available-for-sale portfolio and held-to-maturity portfolio. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.0 billion and $3.3 billion as of September 30, 2026, respectively. The carrying values of our available-for-sale investment securities and held-to-maturity investment securities were $2.1 billion and $3.5 billion as of December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, we maintained additional liquidity primarily in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac and mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities. As of September 30, 2026, our available-for-sale investment securities portfolio was comprised of securities with a weighted average life of approximately 4.3 years and our held-to-maturity investment securities portfolio was comprised of securities with a weighted average life of approximately 6.8 years. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base as they provide quick sources of liquidity by pledging to obtain secured borrowings and repurchase agreements or sales of our available-for-sale securities portfolio. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and the FRB. As of September 30, 2026, we have borrowing capacity of $3.6 billion from the FHLB and $3.1 billion from the FRB based on the amount of collateral pledged.

Our core deposits have historically provided us with a long-term source of stable and relatively lower cost of funding. Our core deposits, defined as all deposits exclusive of time deposits exceeding $250,000, totaled $18.8 billion and $19.1 billion as of September 30, 2026 and December 31, 2025, respectively, which represented 93% of our total deposits as of both September 30, 2026 and December 31, 2025. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company; however, deposit levels could decrease if interest rates increase significantly or if corporate customers increase investing activities, including alternative investment options, that reduce deposit balances.

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

Variable Interest Entities

We hold interests in several unconsolidated variable interest entities (“VIEs”). These unconsolidated VIEs are primarily low-income housing tax credit investments in partnerships and limited liability companies. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE. Based on our analysis, we have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. Unfunded commitments to fund these low-income housing tax credit investments were $163.7 million and $153.3 million as of September 30, 2026 and December 31, 2025, respectively.

Guarantees

We sell residential mortgage loans on the secondary market, primarily to Fannie Mae or Freddie Mac. The agreements under which we sell residential mortgage loans to Fannie Mae or Freddie Mac contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state and local laws and other matters. The unpaid principal balance of our portfolio of residential mortgage loans sold was $1.0 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively. The agreements under which we sell residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met in the origination of those loans. Upon receipt of a repurchase request, we work with investors to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2026, there was one residential mortgage loan repurchase totaling less than $0.1 million and there were no pending repurchase requests.

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. We also service loans originated by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans, or loan modifications or short sales. Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2026, we had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of September 30, 2026.

Although to-date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2026, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2026, 98% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with investors and continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in loans sold to investors.

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

Investment Securities

Table 12 presents the estimated fair value of our available-for-sale investment securities portfolio and amortized cost of our held-to-maturity investment securities portfolio as of September 30, 2026 and December 31, 2025:

Investment Securities		Table 12
	September 30,	December 31,
(dollars in thousands)	2026	2025
Mortgage-backed securities:
Residential - Government agency	$22,991	$30,367
Residential - Government-sponsored enterprises	867,448	878,215
Commercial - Government agency	172,924	191,177
Commercial - Government-sponsored enterprises	38,303	41,599
Commercial - Non-agency	259,734	129,014
Collateralized mortgage obligations:
Government agency	367,616	426,276
Government-sponsored enterprises	280,021	302,996
Collateralized loan obligations	7,908	76,589
Total available-for-sale securities	$2,016,945	$2,076,233

Government agency debt securities	$44,288	$46,182
Mortgage-backed securities:
Residential - Government agency	34,621	37,081
Residential - Government-sponsored enterprises	81,783	86,681
Commercial - Government agency	30,160	30,796
Commercial - Government-sponsored enterprises	1,065,523	1,088,838
Collateralized mortgage obligations:
Government agency	767,292	823,423
Government-sponsored enterprises	1,268,014	1,365,087
Debt securities issued by states and political subdivisions	55,313	54,994
Total held-to-maturity securities	$3,346,994	$3,533,082

Table 13 presents the maturity distribution at amortized cost and weighted-average yield to maturity of our investment securities portfolio as of September 30, 2026:

Maturities and Weighted-Average Yield on Securities(1)											Table 13
	September 30, 2026
	1 Year or Less		After 1 Year - 5 Years		After 5 Years - 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
(dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
Available-for-sale securities
Mortgage-backed securities:
Residential - Government agency(2)	$—	—%	$15.8	5.47%	$8.7	2.84%	$—	—%	$24.5	4.53%	$23.0
Residential - Government-sponsored enterprises(2)	—	—	667.5	1.99	292.1	4.55	—	—	959.6	2.77	867.4
Commercial - Government agency(2)	0.6	2.52	197.8	1.90	29.3	1.80	—	—	227.7	1.89	172.9
Commercial - Government-sponsored enterprises(2)	38.9	1.69	—	—	—	—	—	—	38.9	1.69	38.3
Commercial - Non-agency	—	—	74.8	5.69	—	—	184.0	5.14	258.8	5.30	259.8
Collateralized mortgage obligations(2):
Government agency	0.4	1.83	285.9	2.47	132.7	3.09	—	—	419.0	2.67	367.6
Government-sponsored enterprises	0.8	1.36	202.2	2.11	119.7	2.37	—	—	322.7	2.21	280.0
Collateralized loan obligations	—	—	3.3	6.69	4.6	6.31	—	—	7.9	6.47	7.9
Total available-for-sale securities	$40.7	1.70%	$1,447.3	2.33%	$587.1	3.63%	$184.0	5.14%	$2,259.1	2.88%	$2,016.9
Held-to-maturity securities
Government agency debt securities	$—	—%	$—	—%	$23.4	1.33%	$20.9	1.84%	$44.3	1.57%	$39.4
Mortgage-backed securities(2):
Residential - Government agency	—	—	—	—	34.6	2.13	—	—	34.6	2.13	28.3
Residential - Government-sponsored enterprises	—	—	—	—	81.8	1.59	—	—	81.8	1.59	66.5
Commercial - Government agency	—	—	14.4	2.25	15.8	1.78	—	—	30.2	2.01	20.8
Commercial - Government-sponsored enterprises	36.2	0.93	391.2	1.72	459.7	2.06	178.4	2.72	1,065.5	2.01	900.7
Collateralized mortgage obligations(2):
Government agency	—	—	9.5	2.20	757.8	1.39	—	—	767.3	1.40	642.7
Government-sponsored enterprises	—	—	199.1	1.78	1,050.0	1.46	18.9	2.34	1,268.0	1.52	1,073.4
Debt securities issued by state and political subdivisions	—	—	—	—	38.1	2.20	17.2	2.45	55.3	2.27	47.5
Total held-to-maturity securities	$36.2	0.93%	$614.2	1.76%	$2,461.2	1.58%	$235.4	2.59%	$3,347.0	1.67%	$2,819.3
(1)	Weighted-average yields were computed on a fully taxable-equivalent basis.
(2)	Maturities for mortgage-backed securities and collateralized mortgage obligations anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.4 billion as of September 30, 2026, a decrease of $245.4 million or 4% compared to December 31, 2025. The lower balances in investment securities were driven by payments and maturities during the nine months ended September 30, 2026, which were placed into loans and leases and helped fund deposit run-off. Our available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) or through the Provision. Our held-to-maturity investment securities are carried at amortized cost.

As of September 30, 2026, we maintained all of our investment securities in either the available-for-sale category (recorded at fair value) or the held-to-maturity category (recorded at amortized cost) in the unaudited interim consolidated balance sheets, with $2.7 billion invested in collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac. Our investment securities portfolio also included $2.6 billion in mortgage-backed securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, Municipal Housing Authorities and non-agency entities, $55.3 million in debt securities issued by states and political subdivisions, $44.3 million in debt securities issued by government agencies (U.S. International Development Finance Corporation bonds) and $7.9 million in collateralized loan obligations.

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

Gross unrealized gains in our investment securities portfolio were $1.4 million and $7.1 million as of September 30, 2026 and December 31, 2025, respectively. Gross unrealized losses in our investment securities portfolio were $771.2 million and $521.9 million as of September 30, 2026 and December 31, 2025, respectively. The higher overall unrealized loss position was primarily due to changes in the market value of the securities.

For our available-for-sale investment securities, we conduct a regular assessment of our investment securities portfolio to determine whether any securities are impaired. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2026, we did not record any credit losses related to our available-for-sale investment securities portfolio.

For our held-to-maturity investment securities, we utilize the Current Expected Credit Loss (“CECL”) approach to estimate lifetime expected credit losses. Substantially all of our held-to-maturity securities are issued by the U.S. government, its agencies and government-sponsored enterprises. These securities have a long history of no credit losses and carry the explicit or implicit guarantee of the U.S. government. Therefore, as of September 30, 2026, we did not record an allowance for credit losses related to our held-to-maturity investment securities portfolio.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or redemption value. As of both September 30, 2026 and December 31, 2025, we held $10.1 million in FHLB stock, which is recorded as a component of other assets in our unaudited interim consolidated balance sheets.

See “Note 2. Investment Securities” contained in our unaudited interim consolidated financial statements for more information on our investment securities portfolio.

Loans and Leases

Table 14 presents the composition of our loan and lease portfolio by major categories as of September 30, 2026 and December 31, 2025:

Loans and Leases		Table 14
	September 30,	December 31,
(dollars in thousands)	2026	2025
Commercial and industrial	$2,304,567	$2,171,333
Commercial real estate	4,714,502	4,590,326
Construction	739,531	808,275
Residential:
Residential mortgage	3,996,717	4,096,300
Home equity line	1,177,610	1,178,527
Total residential	5,174,327	5,274,827
Consumer	1,067,697	1,025,838
Lease financing	461,604	441,930
Total loans and leases	$14,462,228	$14,312,529

Total loans and leases were $14.5 billion as of September 30, 2026, an increase of $149.7 million or 1% from December 31, 2025. The increase in total loans and leases was due to increases in commercial and industrial loans, commercial real estate loans, consumer loans and lease financing, partially offset by decreases in residential real estate loans and construction loans.

Commercial and industrial loans are made primarily to corporations, middle market and small businesses for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also offer a variety of automobile dealer flooring lines to our customers in Hawaii and California to assist with the financing of their inventory. Commercial and industrial loans were $2.3 billion as of September 30, 2026, an increase of $133.2 million or 6% from December 31, 2025. This increase was primarily due to an increase in our Shared National Credits portfolio during the nine months ended September 30, 2026.

Commercial real estate loans are secured by first mortgages on commercial real estate at loan to value (“LTV”) ratios generally not exceeding 75% and a minimum debt service coverage ratio of 1.20 to 1. The commercial properties are predominantly apartments, neighborhood and grocery anchored retail, industrial, office, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property and owner occupied property is cash flow from the property and operating cash flow from the business, respectively. Commercial real estate loans were $4.7 billion as of September 30, 2026, an increase of $124.2 million or 3% from December 31, 2025.

Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. Loans in this portfolio are primarily for the purchase of land, as well as for the development of commercial properties, single family homes and condominiums. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained by the Bank, the loan is reclassified to the commercial real estate or residential real estate classes of loans. Construction loans were $739.5 million as of September 30, 2026, a decrease of $68.7 million or 9% from December 31, 2025. This decrease was primarily due to payoffs and construction loans reclassified to commercial real estate loans during the nine months ended September 30, 2026.

Residential real estate loans are generally secured by 1-4 unit residential properties and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgage products and variable rate mortgage products including home equity lines of credit. We offer variable rate mortgage products based on SOFR with interest rates that are subject to change every six months after the third, fifth, seventh or tenth year, depending on the product. Variable rate residential mortgage loans are underwritten at fully-indexed interest rates. We generally do not offer interest-only, payment-option facilities, or any product with negative amortization. Residential real estate loans were $5.2 billion as of September 30, 2026, a decrease of $100.5 million or 2% from December 31, 2025.

Consumer loans consist primarily of open- and closed-end direct and indirect credit facilities for personal, automobile and household purchases as well as credit card loans. We seek to maintain reasonable levels of risk in consumer lending by following prudent underwriting guidelines, which include an evaluation of personal credit history, cash flow and collateral values based on existing market conditions. Consumer loans were $1.1 billion as of September 30, 2026, an increase of $41.9 million or 4% from December 31, 2025.

Lease financing consists of commercial single investor leases and leveraged leases. Underwriting of new lease transactions is based on our lending policy, including but not limited to an analysis of customer cash flows and secondary sources of repayment, including the value of leased equipment, the guarantors’ cash flows and/or other credit enhancements. No new leveraged leases are being added to the portfolio and all remaining leveraged leases are running off. Lease financing was $461.6 million as of September 30, 2026, an increase of $19.7 million or 5% from December 31, 2025. This increase was primarily due to originations outpacing scheduled lease amortization during the nine months ended September 30, 2026.

See “Note 3. Loans and Leases” and “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements and the discussion in “Analysis of Financial Condition — Allowance for Credit Losses” of this MD&A for more information on our loan and lease portfolio.

The Company’s loan and lease portfolio includes adjustable-rate loans, primarily tied to CME Term SOFR, Prime and SOFR, hybrid-rate loans, for which the initial rate is fixed for a period from one year to as much as ten years, and fixed rate loans, for which the interest rate does not change through the life of the loan or the remaining life of the loan. Table 15 presents the recorded investment in our loan and lease portfolio as of September 30, 2026 by rate type:

Loans and Leases by Rate Type								Table 15
	September 30, 2026
	Adjustable Rate
			CME			Hybrid	Fixed
(dollars in thousands)	Prime	SOFR	Term SOFR	Other	Total	Rate	Rate	Total
Commercial and industrial	$315,009	$612,433	$804,041	$228,046	$1,959,529	$22,414	$322,624	$2,304,567
Commercial real estate	466,392	432,069	2,374,079	1,008,368	4,280,908	141,344	292,250	4,714,502
Construction	45,740	63,496	491,737	24,810	625,783	4,612	109,136	739,531
Residential:
Residential mortgage	12,127	132,694	57,007	73,037	274,865	724,056	2,997,796	3,996,717
Home equity line	507	—	—	—	507	986,598	190,505	1,177,610
Total residential	12,634	132,694	57,007	73,037	275,372	1,710,654	3,188,301	5,174,327
Consumer	338,016	—	—	3,723	341,739	1,017	724,941	1,067,697
Lease financing	—	—	—	—	—	—	461,604	461,604
Total loans and leases	$1,177,791	$1,240,692	$3,726,864	$1,337,984	$7,483,331	$1,880,041	$5,098,856	$14,462,228

% by rate type	8%	9%	26%	9%	52%	13%	35%	100%

Tables 16 and 17 present the geographic distribution of our loan and lease portfolio as of September 30, 2026 and December 31, 2025:

Geographic Distribution of Loan and Lease Portfolio					Table 16
	September 30, 2026
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$1,054,889	$1,099,928	$140,200	$9,550	$2,304,567
Commercial real estate	2,590,053	1,724,813	399,636	—	4,714,502
Construction	289,375	413,503	36,653	—	739,531
Residential:
Residential mortgage	3,832,117	2,529	162,071	—	3,996,717
Home equity line	1,123,328	—	54,282	—	1,177,610
Total residential	4,955,445	2,529	216,353	—	5,174,327
Consumer	706,704	32,305	325,740	2,948	1,067,697
Lease financing	258,000	185,500	18,104	—	461,604
Total Loans and Leases	$9,854,466	$3,458,578	$1,136,686	$12,498	$14,462,228
Percentage of Total Loans and Leases	68%	24%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

Geographic Distribution of Loan and Lease Portfolio					Table 17
	December 31, 2025
		U.S.	Guam &	Foreign &
(dollars in thousands)	Hawaii	Mainland(1)	Saipan	Other	Total
Commercial and industrial	$979,948	$1,031,600	$146,817	$12,968	$2,171,333
Commercial real estate	2,509,943	1,678,871	401,512	—	4,590,326
Construction	359,263	426,842	22,170	—	808,275
Residential:
Residential mortgage	3,940,165	2,575	153,560	—	4,096,300
Home equity line	1,129,433	—	49,094	—	1,178,527
Total residential	5,069,598	2,575	202,654	—	5,274,827
Consumer	671,811	35,426	314,681	3,920	1,025,838
Lease financing	246,502	176,946	18,482	—	441,930
Total Loans and Leases	$9,837,065	$3,352,260	$1,106,316	$16,888	$14,312,529
Percentage of Total Loans and Leases	69%	23%	7%	1%	100%
(1)	For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

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

Table 18 presents the contractual maturities of our loan and lease portfolio by major categories and the sensitivities to changes in interest rates as of September 30, 2026:

Maturities for Loan and Lease Portfolio(1)					Table 18
	September 30, 2026
	Due in One	Due After One	Due After Five	Due After
(dollars in thousands)	Year or Less	to Five Years	to Fifteen Years	Fifteen Years	Total
Commercial and industrial	$847,381	$1,111,134	$246,070	$99,982	$2,304,567
Commercial real estate	1,129,974	2,014,660	1,537,180	32,688	4,714,502
Construction	255,978	348,310	83,733	51,510	739,531
Residential:
Residential mortgage	17,646	62,151	369,351	3,547,569	3,996,717
Home equity line	25,563	59,999	75,959	1,016,089	1,177,610
Total residential	43,209	122,150	445,310	4,563,658	5,174,327
Consumer	120,283	669,373	278,041	—	1,067,697
Lease financing	19,632	211,063	125,067	105,842	461,604
Total Loans and Leases	$2,416,457	$4,476,690	$2,715,401	$4,853,680	$14,462,228

Total of loans and leases with:
Adjustable interest rates	$2,217,106	$3,365,659	$1,644,818	$255,748	$7,483,331
Hybrid interest rates	69,901	114,642	95,157	1,600,341	1,880,041
Fixed interest rates	129,450	996,389	975,426	2,997,591	5,098,856
Total Loans and Leases	$2,416,457	$4,476,690	$2,715,401	$4,853,680	$14,462,228
(1)	Based on contractual maturities, including extension and renewal options that are not unconditionally cancellable by the Company.

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

Non-Performing Assets and Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Table 19 presents information on our non-performing assets and accruing loans and leases past due 90 days or more as of September 30, 2026 and December 31, 2025:

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 19
	September 30,	December 31,
(dollars in thousands)	2026	2025
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial Loans:
Commercial and industrial	$1,688	$8,805
Commercial real estate	13,833	3,007
Construction	1,064	1,788
Lease financing	115	734
Total Commercial Loans	16,700	14,334
Residential Loans:
Residential mortgage	19,244	16,423
Home equity line	10,030	10,271
Total Residential Loans	29,274	26,694
Total Non-Accrual Loans and Leases	45,974	41,028
Total Non-Performing Assets	$45,974	$41,028

Accruing Loans and Leases Past Due 90 Days or More
Commercial Loans:
Commercial and industrial	$403	$318
Commercial real estate	1,690	—
Total Commercial Loans	2,093	318
Residential mortgage	14,963	55
Consumer	2,171	2,984
Total Accruing Loans and Leases Past Due 90 Days or More	$19,227	$3,357

Total Loans and Leases	$14,462,228	$14,312,529

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.32%	0.29%
Ratio of Non-Performing Assets to Total Loans and Leases and OREO	0.32%	0.29%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and OREO	0.45%	0.31%

Table 20 presents the activity in Non-Performing Assets (“NPAs”) for the nine months ended September 30, 2026 and 2025:

Non-Performing Assets		Table 20
	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Balance at beginning of period	$41,028	$20,679
Additions	37,985	17,802
Reductions
Payments	(11,440)	(4,994)
Return to accrual status	(5,311)	(2,110)
Charge-offs/write-downs	(16,288)	(444)
Total Reductions	(33,039)	(7,548)
Balance at end of period	$45,974	$30,933

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

Total NPAs were $46.0 million as of September 30, 2026, an increase of $5.0 million or 12% from December 31, 2025. The ratio of our NPAs to total loans and leases and OREO was 0.32% as of September 30, 2026, an increase of three basis points from December 31, 2025.

The largest component of our NPAs is typically residential mortgage loans. The level of these NPAs can remain elevated due to a lengthy judicial foreclosure process in Hawaii. As of September 30, 2026, residential mortgage non-accrual loans were $19.2 million, an increase of $2.8 million or 17% from December 31, 2025. This increase was due to additions in residential mortgage loans totaling $8.4 million, partially offset by payments of $3.1 million and returns to accrual status of $2.5 million. As of September 30, 2026, our residential mortgage non-accrual loans were comprised of 60 loans with a weighted average current LTV ratio of 56%, compared to 59 loans with a weighted average LTV ratio of 52% as of December 31, 2025.

As of September 30, 2026, commercial real estate non-accrual loans were $13.8 million, an increase of $10.8 million from December 31, 2025. This increase was primarily attributable to the addition of a $23.5 million commercial real estate loan during the third quarter of 2026, which was partially charged off by $12.5 million during the same period. The loan is secured by an office building located in downtown Seattle and was originated prior to the COVID-19 pandemic. The charge-off reflected the decline in values across the Seattle office real estate market. The majority of the property's leasable square footage is occupied by a federal government agency. The write-down was based on an assessment of the current market value of the underlying collateral.

As of September 30, 2026, home equity line non-accrual loans were $10.0 million, a decrease of $0.2 million or 2% from December 31, 2025. This decrease was due to payments of $2.7 million and returns to accrual status of $2.0 million, partially offset by additions of $4.5 million.

As of September 30, 2026, commercial and industrial non-accrual loans were $1.7 million, a decrease of $7.1 million or 81% from December 31, 2025. This decrease was due to payments of $5.0 million and charge-offs of $2.6 million, partially offset by additions of $0.5 million.

As of September 30, 2026, construction non-accrual loans were $1.1 million, a decrease of $0.7 million or 40% from December 31, 2025, primarily due to returns to accrual status of $0.7 million.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market conditions and applicable regulations. As of both September 30, 2026 and December 31, 2025, there was no OREO held.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest. Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.

Loans and leases past due 90 days or more and still accruing interest were $19.2 million as of September 30, 2026, an increase of $15.9 million from December 31, 2025. This increase was primarily due to a $14.9 million increase in residential mortgage loans that were 90 days or more past due and still accruing interest, primarily resulting from operational issues associated with the recent outsourcing of residential mortgage servicing. A significant portion of these loans has been brought current since quarter-end.

Allowance for Credit Losses for Loans and Leases & Reserve for Unfunded Commitments

Table 21 presents an analysis of our ACL for the periods indicated:

Allowance for Credit Losses and Reserve for Unfunded Commitments				Table 21
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$205,728	$201,172	$204,165	$193,240
Loans and Leases Charged-Off
Commercial Loans:
Commercial and industrial	(6,918)	(1,106)	(10,312)	(3,253)
Commercial real estate	(12,465)	—	(12,465)	—
Lease financing	(6)	(580)	(6)	(662)
Total Commercial Loans	(19,389)	(1,686)	(22,783)	(3,915)
Home equity line	—	—	(23)	(30)
Consumer	(6,281)	(4,719)	(16,615)	(14,287)
Total Loans and Leases Charged-Off	(25,670)	(6,405)	(39,421)	(18,232)
Recoveries on Loans and Leases Previously Charged-Off
Commercial Loans:
Commercial and industrial	1,444	410	1,991	1,009
Commercial real estate	—	—	—	251
Lease financing	—	—	3	—
Total Commercial Loans	1,444	410	1,994	1,260
Residential Loans:
Residential mortgage	11	14	40	143
Home equity line	69	26	136	122
Total Residential Loans	80	40	176	265
Consumer	2,198	1,749	6,266	5,433
Total Recoveries on Loans and Leases Previously Charged-Off	3,722	2,199	8,436	6,958
Net Loans and Leases Charged-Off	(21,948)	(4,206)	(30,985)	(11,274)
Provision for Credit Losses	20,308	4,500	30,908	19,500
Balance at End of Period	$204,088	$201,466	$204,088	$201,466
Components:
Allowance for Credit Losses	$164,437	$165,269	$164,437	$165,269
Reserve for Unfunded Commitments	39,651	36,197	39,651	36,197
Total Allowance for Credit Losses and Reserve for Unfunded Commitments	$204,088	$201,466	$204,088	$201,466
Average Loans and Leases Outstanding	$14,496,740	$14,209,282	$14,425,550	$14,269,030
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding(1)	0.60%	0.12%	0.29%	0.11%
Ratio of Allowance for Credit Losses for Loans and Leases to Loans and Leases Outstanding	1.14%	1.17%	1.14%	1.17%
Ratio of Allowance for Credit Losses for Loans and Leases to Non-accrual Loans and Leases	3.58x	5.34x	3.58x	5.34x
(1)	Annualized for the three and nine months ended September 30, 2026 and 2025.

Tables 22 and 23 present the allocation of the ACL by loan and lease category, in both dollars and as a percentage of total loans and leases outstanding as of September 30, 2026 and December 31, 2025:

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 22
	September 30, 2026
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$15,198	0.66%	15.94%
Commercial real estate	38,864	0.82	32.60
Construction	13,010	1.76	5.11
Lease financing	2,238	0.48	3.19
Total commercial	69,310	0.84	56.84
Residential mortgage	35,183	0.88	27.64
Home equity line	14,412	1.22	8.14
Total residential	49,595	0.96	35.78
Consumer	45,532	4.26	7.38
Total	$164,437	1.14%	100.00%

Allocation of the Allowance for Credit Losses by Loan and Lease Category			Table 23
	December 31, 2025
		Allocated	Loan
		ACL as	category as
		% of loan or	% of total
		lease	loans and
(dollars in thousands)	Amount	category	leases
Commercial and industrial	$20,833	0.96%	15.17%
Commercial real estate	38,757	0.84	32.07
Construction	7,605	0.94	5.65
Lease financing	2,778	0.63	3.09
Total commercial	69,973	0.87	55.98
Residential mortgage	36,384	0.89	28.62
Home equity line	15,192	1.29	8.23
Total residential	51,576	0.98	36.85
Consumer	46,919	4.57	7.17
Total	$168,468	1.18%	100.00%

Table 24 presents the net charge-offs (recoveries) to average loans and leases by category during the three and nine months ended September 30, 2026 and 2025:

Net Charge-Offs (Recoveries) to Average Loans and Leases By Category(1)				Table 24
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial and industrial	0.93%	0.13%	0.49%	0.14%
Commercial real estate	1.04	—	0.35	(0.01)
Construction	—	—	—	—
Lease financing	0.01	0.54	—	0.20
Total commercial	0.87	0.06	0.34	0.04
Residential mortgage	—	—	—	—
Home equity line	(0.02)	(0.01)	(0.01)	(0.01)
Total residential	(0.01)	—	—	(0.01)
Consumer	1.52	1.16	1.32	1.16
Total loans and leases	0.60%	0.12%	0.29%	0.11%
(1)	Annualized for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the ACL was $164.4 million or 1.14% of total loans and leases outstanding, compared with an ACL of $168.5 million or 1.18% of total loans and leases outstanding as of December 31, 2025. The reserve for unfunded commitments was $39.7 million as of September 30, 2026, compared to $35.7 million as of December 31, 2025.

Net charge-offs of loans and leases were $21.9 million or 0.60% of total average loans and leases, on an annualized basis, for the three months ended September 30, 2026, compared to net charge-offs of $4.2 million or 0.12% for the three months ended September 30, 2025. Net charge-offs in our commercial lending portfolio were $17.9 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. This increase was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan and other commercial and industrial loan charge-offs during the third quarter of 2026. Net recoveries in our residential lending portfolio were $0.1 million and nil for the three months ended September 30, 2026 and 2025, respectively. Net charge-offs in our consumer lending portfolio were $4.1 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Net charge-offs of loans and leases were $31.0 million or 0.29% of total average loans and leases on an annualized basis, for the nine months ended September 30, 2026, compared to $11.3 million or 0.11% of total average loans and leases, on an annualized basis, for the nine months ended September 30, 2025. Net charge-offs in our commercial lending portfolio were $20.8 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. Consistent with the increase for the three months ended September 30, 2026, this increase was primarily driven by a $12.5 million partial charge-off of a single commercial real estate loan and other commercial and industrial loan charge-offs during the third quarter of 2026. Net recoveries in our residential lending portfolio were $0.2 million for both the nine months ended September 30, 2026 and 2025. Net charge-offs in our consumer lending portfolio were $10.3 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively. Net charge-offs in our consumer portfolio segment include those related to credit cards, automobile loans, installment loans and small business lines of credit and reflect the inherent risk associated with these loans.

Although we determine the amount of each component of the ACL separately, the ACL as a whole was considered appropriate by management as of September 30, 2026 and December 31, 2025. Furthermore, as of September 30, 2026, the ACL was considered adequate based on our ongoing analysis of estimated expected credit losses, credit risk profiles, current economic outlook, coverage ratios and other relevant factors. The ACL anticipates cyclical losses consistent with a recession and includes a qualitative overlay for potential macroeconomic impacts. We will continue to monitor factors that drive expected credit losses including the uncertainty of the economy, inflation and geopolitical instability. See “Note 4. Allowance for Credit Losses” contained in our unaudited interim consolidated financial statements for more information on the ACL.

Goodwill

Goodwill was $995.5 million as of both September 30, 2026 and December 31, 2025. Our goodwill originated from the acquisition of the Company by BNP Paribas in December of 2001. Goodwill generated in that acquisition was recorded on the balance sheet of the Bank as a result of push down accounting treatment, and remains on our unaudited interim consolidated balance sheets.

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. There was no impairment in our goodwill for the three and nine months ended September 30, 2026. Future events, including geopolitical concerns, inflation concerns, global supply chain issues, and other factors affecting the economy, that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill.

Other Assets

Other assets were $866.7 million as of September 30, 2026, an increase of $38.4 million or 5% from December 31, 2025. The increase in other assets was primarily due to increases of $19.0 million in interest rate swap agreements, $15.9 million in prepaid assets, $9.9 million in low-income housing tax credit (“LIHTC”) investments and $9.2 million in current tax receivables and deferred tax assets. This was partially offset by a decrease of $11.9 million in vendor advances.

Deposits

Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time.

Table 25 presents the composition of our deposits as of September 30, 2026 and December 31, 2025:

Deposits		Table 25
	September 30,	December 31,
(dollars in thousands)	2026	2025
U.S.:
Demand	$5,606,481	$5,794,973
Savings	5,632,391	5,721,098
Money Market	3,799,900	3,832,783
Time	2,787,711	2,948,536
Foreign(1):
Demand	794,425	752,319
Savings	616,457	587,775
Money Market	513,723	456,587
Time	453,482	421,597
Total Deposits(2)	$20,204,570	$20,515,668
(1)	Foreign deposits were comprised of Guam and Saipan deposit accounts.
(2)	Public deposits were $630.0 million as of September 30, 2026, a decrease of $209.5 million or 25% compared to December 31, 2025.

Total deposits were $20.2 billion as of September 30, 2026, a decrease of $311.1 million from December 31, 2025. The decrease in deposit balances stemmed primarily from a $155.8 million decrease in non-public demand deposit balances, a $141.2 million decrease in public savings deposit balances, a $124.3 million decrease in public time deposit balances and a $22.3 million decrease in non-public money market deposit balances. These decreases were partially offset by an $81.2 million increase in non-public savings deposit balances and a $46.6 million increase in public money market deposit balances.

As of September 30, 2026 and December 31, 2025, the amount of deposits that exceeded FDIC insurance limits were estimated to be $10.0 billion, or 49% of total deposits, and $10.1 billion, or 49% of total deposits, respectively. At September 30, 2026 and December 31, 2025, the Company had $630.0 million and $839.5 million, respectively, of public deposits, all of which were fully collateralized with investment securities. As of September 30, 2026 and December 31, 2025, the amount of deposits excluding public deposits that exceeded FDIC insurance limits were estimated to be $9.3 billion, or 46% of total deposits, and $9.3 billion, or 45% of total deposits, respectively. As of September 30, 2026 and December 31, 2025, deposit accounts above $250,000 were $11.7 billion and $11.9 billion, respectively. As of September 30, 2026 and December 31, 2025, deposit balances over $250,000 in corporate operating accounts were $2.0 billion and $2.1 billion, respectively.

Table 26 presents the estimated amount of time deposits that were in excess of the FDIC insurance limit, further segregated by time remaining until maturity, as of September 30, 2026:

Uninsured Time Deposits	Table 26
(dollars in thousands)	September 30, 2026
Three months or less	$474,074
Over three through six months	520,766
Over six through twelve months	154,879
Over twelve months	12,870
Total(1)	$1,162,589
(1)	Includes $9.0 million in public time deposits that are fully collateralized with investment securities.

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

Pension and postretirement benefit plan obligations, net of pension plan assets, were $85.1 million as of September 30, 2026, a decrease of $1.9 million or 2% from December 31, 2025. This decrease was due to payments of $6.0 million, partially offset by net periodic benefit costs for the nine months ended September 30, 2026 of $4.1 million.

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

As of September 30, 2026, the Company’s capital levels remained characterized as “well-capitalized” under the Capital Rules. The Company’s regulatory capital ratios, calculated in accordance with the Capital Rules, are presented in Table 27 below. There have been no conditions or events since September 30, 2026 that management believes have changed either the Company’s or the Bank’s capital classifications. CET1 was 13.50% as of September 30, 2026, an increase of 33 basis points from December 31, 2025. The increase in CET1 was primarily due to earnings for the nine months ended September 30, 2026, partially offset by dividends declared and paid to the Company’s stockholders, common stock repurchased and an increase in risk-weighted assets.

FHI's Regulatory Capital		Table 27
	September 30,	December 31,
(dollars in thousands)	2026	2025
Stockholders' Equity	$2,817,544	$2,769,365
Less:
Goodwill	995,492	995,492
Accumulated other comprehensive loss, net	(403,826)	(368,140)
Tax credit carryforward	1,818	—
Common Equity Tier 1 Capital and Tier 1 Capital	$2,224,060	$2,142,013
Add:
Qualifying allowance for credit losses and reserve for unfunded commitments	204,088	203,256
Total Capital	$2,428,148	$2,345,269
Risk-Weighted Assets	$16,469,839	$16,259,605

FHI's Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	13.50%	13.17%
Tier 1 Capital Ratio	13.50%	13.17%
Total Capital Ratio	14.74%	14.42%
Tier 1 Leverage Ratio	9.61%	9.27%

Total stockholders’ equity was $2.8 billion as of September 30, 2026, an increase of $48.2 million or 2% from December 31, 2025. The increase in stockholders’ equity was primarily due to earnings for the nine months ended September 30, 2026 of $204.9 million. This was partially offset by dividends declared and paid to the Company’s stockholders of $95.2 million, other comprehensive loss, net of tax, of $35.7 million, primarily due to changes in our investment securities portfolio and common stock repurchased of $32.0 million.

In January 2026, the Company announced a stock repurchase program for up to $250.0 million of its outstanding common stock during 2026. Under this plan, the Company repurchased 1,307,738 shares at a total cost of $32.0 million during the nine months ended September 30, 2026. The timing and exact amount of stock repurchases, if any, will be subject to management’s discretion and various factors, including the Company’s capital position and financial performance, as well as market conditions. The stock repurchase program may be suspended, terminated or modified at any time for any reason.

In October 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share on our outstanding shares. The dividend is to be paid on November 27, 2026 to shareholders of record at the close of business on November 16, 2026.

Future Application of Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of September 30, 2026, see “Note 1. Organization and Basis of Presentation — Recent Accounting Pronouncements” to the unaudited interim consolidated financial statements for more information.

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

Residential lending is further categorized into the following classes: residential mortgages (loans secured by 1-4 family residential properties and home equity loans) and home equity lines of credit. Our Bank’s underwriting standards typically require LTV ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk, with an average loan size of approximately $389,000 at September 30, 2026. Residential mortgage loan production is added to our loan portfolio or is sold in the secondary market, based on management’s evaluation of our liquidity, capital and loan portfolio mix as well as market conditions. Changes in interest rates, the economic environment and other market factors have impacted, and will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers which impacts the level of credit risk inherent in this portfolio, although we remain in a supply constrained housing environment in Hawaii. Geographic concentrations exist for this portfolio as nearly all residential mortgage loans and home equity lines of credit are for residences located in Hawaii, Guam or Saipan. These island locales are susceptible to a wide array of potential natural disasters including, but not limited to, hurricanes, floods, tsunamis and earthquakes. We offer home equity lines of credit with variable rates; fixed rate lock options may be available post-closing. The qualifying debt payments for all lines are underwritten at 0.95% of the credit line amount. Our procedures for underwriting home equity lines of credit include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on repayment ability via debt-to-income ratios, LTV ratios and an evaluation of credit history.

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

Table 28 presents, for the 12 months subsequent to September 30, 2026 and December 31, 2025, an estimate of the changes in net interest income that would result from ramps (gradual changes) and shocks (immediate changes) in market interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base case scenario. Shock scenarios assume an immediate and sustained parallel shift in interest rates across the entire yield curve, relative to the base case scenario. The base case scenario assumes that the balance sheet and interest rates are generally unchanged. We evaluate the sensitivity by using a static forecast, where the balance sheets as of September 30, 2026 and December 31, 2025 are held constant.

Net Interest Income Sensitivity Profile - Estimated Percentage Change Over 12 Months	Table 28
	Static Forecast	Static Forecast
	September 30, 2026	December 31, 2025
Gradual Change in Interest Rates (basis points)
+200	3.1%	3.5%
+100	1.6	1.8
+50	0.8	0.9
(50)	(0.8)	(0.9)
(100)	(1.6)	(1.8)

Immediate Change in Interest Rates (basis points)
+200	5.5%	6.3%
+100	2.8	3.2
+50	1.4	1.6
(50)	(1.4)	(1.6)
(100)	(2.7)	(3.2)

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

Under the static balance sheet forecast as of September 30, 2026, our net interest income sensitivity profile is less sensitive in higher and lower interest rate scenarios compared to similar forecasts as of December 31, 2025. The sensitivity outcomes described above is primarily due to the impact of holding a lower federal funds position as of September 30, 2026 as compared with December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 contains a discussion of our risk factors. In addition, First Hawaiian has identified certain supplemental risk factors relate to First Hawaiian’s pending acquisition of TriCo pursuant to the Merger Agreement. These risk factors and other risks associated with the transactions contemplated by the Merger Agreement are discussed under the heading “Risk Factors” in the joint proxy statement/prospectus filed by First Hawaiian with the SEC on September 16, 2026. Except as set forth in this Item 1A and to the extent that additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

2.1

Agreement and Plan of Reorganization and Merger, dated as of July 12, 2026, by and among First Hawaiian, Inc., TriCo Bancshares and Horizon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 15, 2026* (File No. 001-14585))

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on August 10, 2016 (File No. 001-14585))

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed by First Hawaiian, Inc. on April 27, 2018 (File No. 001-14585))

3.3

Fifth Amended and Restated Bylaws of First Hawaiian, Inc., effective as of April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by First Hawaiian, Inc. on April 24, 2026 (File No. 001-14585))

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 15, 2026 (File No. 001-14585))

10.2

Letter Agreement, dated August 27, 2026, by and between First Hawaiian Bank and Richard P. Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4/A filed on September 14, 2026* (File No. 333-298695))

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

Date: November 2, 2026		First Hawaiian, Inc.

	By:	/s/ Robert S. Harrison
Robert S. Harrison Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James M. Moses
James M. Moses Vice Chairman and Chief Financial Officer